Form 10-Q
period 2006-02-28
ORACLE CORP
filed 2006-04-10
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-51788

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

500 Oracle Parkway

Redwood City, California 94065

(Address of principal executive offices, including zip code)

(650) 506-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares of registrant’s common stock outstanding as of April 3, 2006 was: 5,334,663,163.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2006 and May 31, 2005

(Unaudited)

(in millions, except per share data)	February 28, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,921	$3,894
Marketable securities	843	877
Trade receivables, net of allowances of $307 and $269	2,201	2,570
Other receivables	264	330
Deferred tax assets	738	486
Prepaid expenses and other current assets	232	291

Total current assets	11,199	8,448

Non-current assets:
Property, net	1,375	1,442
Intangible assets, net	4,703	3,373
Goodwill	10,075	7,003
Deferred tax assets	40	32
Other assets	1,072	389

Total non-current assets	17,265	12,239

Total assets	$28,464	$20,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$341	$2,693
Accounts payable	233	230
Income taxes payable	678	904
Accrued compensation and related benefits	858	923
Accrued restructuring	247	156
Deferred revenues	2,467	2,289
Other current liabilities	1,042	868

Total current liabilities	5,866	8,063

Non-current liabilities:
Notes payable and long-term debt, net of current portion	5,741	159
Deferred tax liabilities	799	1,010
Accrued restructuring	521	120
Deferred revenues	111	126
Other long-term liabilities	383	372

Total non-current liabilities	7,555	1,787

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,312 shares at February 28, 2006 and 5,145 shares at May 31, 2005	9,038	6,596
Retained earnings	5,828	4,043
Deferred compensation	(42)	(45)
Accumulated other comprehensive income	219	243

Total stockholders’ equity	15,043	10,837

Total liabilities and stockholders’ equity	$28,464	$20,687

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2006 and 2005

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2006	2005	2006	2005
Revenues:
New software licenses	$1,096	$947	$2,783	$2,481
Software license updates and product support	1,703	1,389	4,764	3,816

Software revenues	2,799	2,336	7,547	6,297
Services	671	614	1,982	1,624

Total revenues	3,470	2,950	9,529	7,921

Operating expenses:
Sales and marketing	756	668	2,076	1,703
Software license updates and product support	178	161	514	438
Cost of services	612	555	1,757	1,423
Research and development	467	411	1,335	1,034
General and administrative	146	146	410	401
Amortization of intangible assets	148	81	398	97
Acquisition related	84	51	122	103
Restructuring	27	107	38	107

Total operating expenses	2,418	2,180	6,650	5,306

Operating income	1,052	770	2,879	2,615
Interest expense	(49)	(58)	(86)	(69)
Non-operating income, net	75	59	138	117

Income before provision for income taxes	1,078	771	2,931	2,663
Provision for income taxes	313	231	850	799

Net income	$765	$540	$2,081	$1,864

Earnings per share:
Basic	$0.15	$0.11	$0.40	$0.36

Diluted	$0.14	$0.10	$0.40	$0.36

Weighted-average common shares outstanding:
Basic	5,207	5,122	5,169	5,133

Diluted	5,304	5,230	5,262	5,229

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2006 and 2005

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2006	2005
Cash Flows From Operating Activities:
Net income	$2,081	$1,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160	142
Amortization of intangible assets	398	97
Deferred income taxes	(115)	(117)
Minority interests in income	27	27
Amortization of stock-based compensation	33	11
Non-cash restructuring	—	33
In-process research and development	86	33
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	670	824
Decrease in prepaid expenses and other assets	123	195
Decrease in accounts payable and other liabilities	(382)	(455)
Decrease in income taxes payable	(201)	(121)
(Decrease) increase in deferred revenues	(18)	24

Net cash provided by operating activities	2,862	2,557

Cash Flows From Investing Activities:
Purchases of marketable securities	(1,473)	(6,545)
Proceeds from maturities and sale of marketable securities	3,083	10,537
Acquisitions, net of cash acquired	(3,932)	(9,892)
Purchase of equity investment	(605)	—
Capital expenditures	(161)	(150)
Proceeds from sale of property	140	—
Increase in other assets	(4)	(5)

Net cash used for investing activities	(2,952)	(6,055)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(324)	(1,095)
Proceeds from issuance of common stock	333	360
Proceeds from borrowings, net of financing costs	12,636	9,200
Payments of debt	(9,446)	(2,000)
Distributions to minority interests	(39)	(44)

Net cash provided by financing activities	3,160	6,421

Effect of exchange rate changes on cash and cash equivalents	(43)	160

Net increase in cash and cash equivalents	3,027	3,083
Cash and cash equivalents at beginning of period	3,894	4,138

Cash and cash equivalents at end of period	$6,921	$7,221

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$2,058	$504

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

(Unaudited)

1.	BASIS OF PRESENTATION

Oracle Corporation is a holding corporation with no business operations and no significant assets other than ownership of its direct and indirect subsidiaries, which include Oracle Systems Corporation (Old Oracle), Siebel Systems, Inc. (Siebel) and each of their domestic and foreign subsidiaries around the world. Oracle Corporation, or Oracle, was initially formed as a direct wholly owned subsidiary of Old Oracle. Prior to January 31, 2006, Oracle’s name was Ozark Holding Inc. and Old Oracle’s name was Oracle Corporation. On January 31, 2006, in connection with the acquisition of Siebel, which is described in Note 3, a wholly owned subsidiary of Oracle was merged with and into Old Oracle, with Old Oracle surviving as a wholly owned subsidiary of Oracle (the Reorganization). In addition, another wholly owned subsidiary of Oracle was merged with and into Siebel, with Siebel surviving as a wholly owned subsidiary of Oracle. As a result, Oracle became the parent company of Old Oracle and Siebel, and the changes to the names of Oracle and Old Oracle were effected.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K, as amended, of Old Oracle (SEC File No. 000-14376) for the fiscal year ended May 31, 2005.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2006. Certain prior period balances have been reclassified to conform to the current period presentation. Additionally, there have been no significant changes in new accounting pronouncements disclosed in our Form 10-K, as amended, except for an update to the estimated impact of adopting FASB Statement No. 123 (revised 2004), Share-Based Payment, as discussed in Note 2.

2.	STOCK-BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors under stockholder approved stock option programs and provide employees the right to purchase our stock pursuant to employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We apply the disclosure provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For pro forma disclosures, the estimated fair value of the unvested options is amortized using the accelerated expense attribution method over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2006	2005	2006	2005
Net income, as reported	$765	$540	$2,081	$1,864
Add: Stock-based employee compensation expense included in net income, net of related tax effects	10	30	24	30
Deduct: Stock-based employee compensation expense determined under the fair value based method for awards, net of forfeitures and related tax effects (1)	(41)	(42)	(114)	(121)

Pro forma net income	$734	$528	$1,991	$1,773

Earnings per share:
Basic—as reported	$0.15	$0.11	$0.40	$0.36
Basic—pro forma	$0.14	$0.10	$0.39	$0.35
Diluted—as reported	$0.14	$0.10	$0.40	$0.36
Diluted—pro forma	$0.14	$0.10	$0.38	$0.34

(1)	Includes reversal of unearned stock compensation expense for forfeitures arising from our use of the accelerated expense attribution method, net of related tax effects, of $4 and $33 in the three and nine months ended February 28, 2006 and $14 and $22 for the three and nine months ended February 28, 2005.

We estimate the fair value of our options using a Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair values of employee and director stock options granted, including options issued or assumed from acquisitions, were estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Expected life (in years)	0.25-7.23	0.25-5.41	0.25-7.5	0.25-6.54
Risk-free interest rate	4.45-4.61%	2.5-4.05%	3.38-4.61%	2.40-4.05%
Volatility	24-27%	30-32%	24-28%	30-36%
Dividend yield	—	—	—	—
Weighted-average fair value of grants	$3.18	$5.07	$3.88	$4.73

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

We modified the terms of our employee stock purchase plan in April 2005 to eliminate the option component associated with the plan and to reduce the discount from 15% to 5%. The fair value of the option component of the employee purchase plan shares purchased prior to April 2005 was estimated at the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used in the three months ended February 28, 2005, respectively: expected life of 0.50 years, risk-free interest rate of 2.92%, volatility of 32% and dividend yield of 0%. The weighted average fair value of employee purchase plan grants was $2.76 for the three months ended February 28, 2005. The following weighted-average assumptions were used in the nine months ended February 28, 2005, respectively: expected life of 0.50 years, risk-free interest rate of 1.69-2.92%, volatility of 32-37% and dividend yield of 0%. The weighted average fair value of employee purchase plan grants was $2.98 for the nine months ended February 28, 2005.

We are required to adopt the provisions of Statement 123(R) in fiscal 2007, with early-adoption permitted. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our operating expenses, net income and earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. We currently estimate that the adoption of Statement 123(R) will increase operating expenses by $250 to $300 million on an annual basis.

3.	ACQUISITIONS

Fiscal 2006 Acquisitions

Siebel Systems, Inc.

On January 31, 2006 (Acquisition Date), we completed our acquisition of Siebel pursuant to our Merger Agreement dated September 12, 2005. We acquired Siebel to expand our presence in the customer relationship management (CRM) applications software market. Siebel’s results of operations are included in our consolidated statements of operations from the Acquisition Date. The total preliminary purchase price is $6.1 billion and is comprised of:

(in millions)
Acquisition of the 546 million shares of outstanding common stock of Siebel at $10.66 per share:
In cash (382 million shares)	$4,073
In exchange for Oracle stock (164 million Siebel shares converted to 141 million Oracle shares)	1,763
Fair value of Siebel stock options assumed and restricted stock awards exchanged	262
Acquisition related transaction costs	51

Total preliminary purchase price	$6,149

Acquisition of common stock: Pursuant to the Merger Agreement, each share of Siebel common stock was converted into the right to receive either (a) $10.66 in cash or (b) a number of shares of Oracle common stock equal to the number of Siebel shares of common stock multiplied by 0.8593, which is $10.66 divided by the average closing price of Oracle Common Stock on the Nasdaq Stock Market over the ten trading days immediately preceding (but not including) the Acquisition Date (Average Oracle Stock Price). Since 32.68% of Siebel stockholders elected to receive Oracle common stock, the consideration was prorated, in accordance with the Merger Agreement, whereby Siebel stockholders electing stock received approximately $156 million in cash and 141 million Oracle shares of common stock (or approximately $0.8752 in cash and 0.7888 shares of Oracle

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

common stock for each Siebel share). The fair value of stock issued was determined using an average price of $12.53, which represented the average closing price of our common stock for the three trading days up to and including the Acquisition Date.

Fair value of estimated options assumed and restricted stock awards exchanged: As of January 31, 2006, Siebel had approximately 80 million stock options and restricted stock awards outstanding. In accordance with the Merger Agreement, the conversion value of each option assumed was based on the exercise price of each Siebel option multiplied by the conversion ratio of 0.8576, which was the closing sale price of a share of Siebel common stock on January 30, 2006 divided by the Average Oracle Stock Price. The preliminary fair value of options assumed and awards exchanged was determined using an average price of $12.53 and calculated using a Black-Scholes-Merton valuation model with the following assumptions: expected life of 0.25 to 7.23 years, risk-free interest rate of 4.45 – 4.59%, expected volatility of 24% and no dividend yield. The portion of the estimated intrinsic value of unvested Siebel options and restricted stock awards related to future service has been allocated to deferred stock-based compensation and is being amortized using the accelerated expense attribution method over the remaining vesting period.

Acquisition related transaction costs: Acquisition related transaction costs include estimated investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

Under business combination accounting, the total preliminary purchase price was allocated to Siebel’s net tangible and identifiable intangible assets based on their estimated fair values as of January 31, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets, deferred support revenues and consulting contract obligations assumed; restructuring costs; certain legal matters; income and non-income based taxes and residual goodwill. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required.

(in millions)
Cash and marketable securities	$2,362
Trade receivables	318
Goodwill	2,523
Intangible assets	1,556
Deferred tax assets, net	298
Other assets	129
Accounts payable and other liabilities	(291)
Restructuring (see Note 4)	(643)
Deferred revenues	(202)
Deferred stock-based compensation	27
In-process research and development	72

Total preliminary purchase price	$6,149

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

Intangible Assets

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Siebel’s products. The preliminary fair value of intangible assets was based, in part, on a valuation completed by Duff & Phelps, LLC using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 10% to 18%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at February 28, 2006:

(Dollars in millions)	Preliminary Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Software support agreements and related relationships	$820	$(8)	$812	10 years
Developed technology	401	(7)	394	5 years
Core technology	198	(3)	195	5 years
Customer relationships	108	(1)	107	10 years
Trademarks	29	—	29	5 years

Total intangible assets	$1,556	$(19)	$1,537

Developed technology, which comprises products that have reached technological feasibility, includes products in most of Siebel’s product lines, principally the Siebel CRM and Siebel Business Analytics products. Core technology represents a combination of Siebel processes, patents and trade secrets related to the design and development of its applications products. This proprietary know-how can be leveraged to develop new technology and improve Oracle’s software products. Customer relationships and software support agreements and related relationships represent the underlying relationships and agreements with customers of Siebel’s installed base.

In-Process Research and Development

We expense in-process research and development (IPR&D) upon acquisition as it represents incomplete Siebel research and development projects that had not reached technological feasibility and had no alternative future use as of the Acquisition Date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $72 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the Siebel CRM and Siebel Business Analytics products that had not yet reached technological feasibility as of the Acquisition Date and have no alternative future use.

Deferred Revenues

In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligations assumed from Siebel in connection with the acquisition. We based our determination of the fair value of the support obligations using estimates and assumptions provided by management. The estimated fair value of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

the support obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing the support services and to correct any errors in Siebel software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Siebel had concluded the selling effort on the support contracts prior to the Acquisition Date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We estimated the normal profit margin to be 30%. As a result, in allocating the preliminary purchase price, we recorded an adjustment to reduce the carrying value of Siebel’s January 31, 2006 deferred support revenue by $193 million to $129 million, which represents our estimate of the fair value of the support obligation assumed.

Pre-Acquisition Contingencies

We have currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such contingencies had existed and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Investment in i-flex Solutions Limited

On August 2, 2005, we entered into a Share Purchase Agreement with OrbiTech Limited, a subsidiary of Citigroup Inc., for the purchase of 32,236,000 shares of i-flex Solutions Limited, a provider of software solutions and services to the financial services industry (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS). Under the terms of the Share Purchase Agreement and related agreements, we purchased the i-flex shares from OrbiTech on November 18, 2005 for $593 million, or 800 Indian rupees per share. As a result of this purchase and additional purchases of i-flex common stock pursuant to an open offer in October 2005, our investment in i-flex is $608 million as of February 28, 2006, which represents 43% of the outstanding common stock of i-flex.

We account for our investment in i-flex under the equity method of accounting. Under the equity method of accounting, we record our percentage interest of the earnings of i-flex in other income, net in our condensed consolidated statements of operations. We record such amounts two months in arrears as our reporting periods differ and the access to more current information is not available. As a result, we have reflected our equity in earnings of i-flex for its quarter ending December 31, 2005 of $3 million in our results of operations for the three months ended February 28, 2006. Our investment in i-flex reflects the price paid for the common stock as well as equity in earnings, and it exceeds our share of the underlying interest in the net assets of i-flex, as determined under U.S. GAAP. As we are unable to relate this difference to specific accounts of i-flex, the difference has been recognized in a similar manner as goodwill and will not be subject to amortization. The market value of our investment, which was $782 million at February 28, 2006, was in excess of the carrying value of our investment of $608 million, which is recorded in other assets, net in the condensed consolidated balance sheets.

In March 2006, we purchased an additional 3.8 million shares of i-flex common stock through ordinary brokerage transactions at prevailing market prices on various dates for approximately $117 million, or a weighted average price of 1,376 Indian rupees per share. As a result of these purchases, we increased our equity position in i-flex to approximately 48%.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

Other Acquisitions

During the first nine months of fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $672 million, which includes cash paid of $638 million and the fair value of options assumed of $34 million.

We recorded approximately $473 million of goodwill, $170 million of identifiable intangible assets, $15 million of net tangible assets and $14 million of IPR&D in connection with these other acquisitions during the first nine months of fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

Fiscal 2005 Acquisitions

PeopleSoft, Inc.

We acquired approximately 75% and 97% of the outstanding common stock of PeopleSoft, Inc. for $26.50 per share in cash as of December 29, 2004 and January 6, 2005, respectively. On January 7, 2005, we completed the merger of our wholly-owned subsidiary with and into PeopleSoft and converted each remaining outstanding share of PeopleSoft common stock not tendered, into a right to receive $26.50 per share in cash, without interest. We increased goodwill by approximately $87 million in the quarter ending February 28, 2006 to record certain pre-merger contingencies which were deemed to be probable and where the liabilities could be reasonably estimated.

The total purchase price was $11.1 billion, which consisted of $10,576 million in cash paid to acquire the outstanding common stock of PeopleSoft, $492 million for the fair value of options assumed and $12 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $6,567 million of goodwill, $3,384 million of identifiable intangible assets, $1,096 million of net tangible assets and $33 million of in-process research and development.

Retek Inc.

We purchased 5.5 million shares of common stock of Retek Inc., a Delaware Corporation, on March 7 and 8, 2005, through ordinary brokerage transactions at prevailing market prices for a weighted-average price of $8.82 per share. In April and May 2005, we acquired the remaining outstanding common stock of Retek for $11.25 per share, or $584 million.

The total purchase price was $701 million, comprised of $633 million of cash paid to acquire the outstanding common stock of Retek, $32 million of cash paid for outstanding stock options and $36 million of acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $428 million of goodwill, $133 million of identifiable intangible assets, $133 million of net tangible assets and $7 million of in-process research and development. The preliminary allocation of the purchase price was based upon a valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters as well as income and non-income based taxes.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle, PeopleSoft and Siebel, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

aggregate. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and $5.75 billion senior notes issued (see Note 6) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical PeopleSoft and Siebel support revenues, the charge for IPR&D, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, Oracle restructuring costs, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information for the three months ended February 28, 2006 combines the historical results of Oracle for the three months ended February 28, 2006 and, due to differences in our reporting periods, the historical results of Siebel from November 1, 2005 to December 31, 2005. The unaudited pro forma financial information for the nine months ended February 28, 2006 combines the historical results of Oracle for the nine months ended February 28, 2006 and the historical results of Siebel for the eight months ended December 31, 2005. The unaudited pro forma financial information for the three and nine months ended February 28, 2005 combines the historical results for Oracle for those periods, with the historical results of Siebel for the three and nine months ended December 31, 2004 and the historical results of PeopleSoft for the one and seven months ended December 28, 2004, respectively.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2006	2005	2006	2005
Total revenues	$3,738	$3,654	$10,364	$10,256
Net income	$747	$214	$1,870	$1,003
Basic net income per share	$0.14	$0.04	$0.35	$0.19
Diluted net income per share	$0.14	$0.04	$0.35	$0.19

4.	RESTRUCTURING ACTIVITIES

Fiscal 2006 Restructuring Plans

During the third quarter of fiscal 2006, management approved and initiated plans to restructure certain operations of Oracle and pre-merger Siebel to eliminate redundant costs resulting from the acquisition of Siebel and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management. We expect to complete the substantial majority of our planned legal-entity mergers, information system conversions and integration of Siebel’s operations in the fourth quarter of fiscal 2006 and expect to finalize all other planned integration activities in the next six months.

The total estimated severance costs associated with the Fiscal 2006 Oracle Restructuring Plan are $95 million. We have incurred $27 million in restructuring expenses to date and expect to incur the remaining $68 million in the next nine months. Changes to the estimates of executing the Fiscal 2006 Oracle Restructuring Plan will be reflected in our future results of operations.

The total estimated restructuring costs associated with exiting activities of Siebel to approximate $643 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel, and, accordingly, have resulted in an increase to goodwill. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the Siebel restructuring plan are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

Fiscal 2005 Restructuring Plans

During the third quarter of fiscal 2005, management approved and initiated plans to restructure the operations of Oracle, PeopleSoft and Retek. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s and Retek’s operations as well as all Oracle exit activities. Total estimated restructuring costs associated with the Fiscal 2005 Oracle Restructuring Plan are $158 million. We estimate total restructuring costs associated with exiting activities of PeopleSoft and Retek to approximate $399 million, consisting primarily of employee severance costs as well as excess facilities obligations through fiscal 2013 and other restructuring costs.

Summary of All Plans

	Accrued May 31, 2005	Nine Months Ended February 28, 2006				Accrued Feb 28, 2006 (6)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs	Adj. to Cost (4)	Cash Payments	Other (5)
Fiscal 2006 Oracle Restructuring Plan
New software licenses	$—	$3	$—	$(1)	$—	$2	$3	$39
Software license updates and product support	—	1	—	(1)	—	—	1	3
Consulting	—	1	—	—	—	1	1	18
On Demand (1)	—	2	—	(2)	—	—	2	3
Education	—	—	—	—	—	—	—	3
Other (2)	—	20	—	(10)	—	10	20	29

Total Fiscal 2006 Oracle Restructuring	$—	$27	$—	$(14)	$—	$13	$27	$95

Fiscal 2005 Oracle Restructuring Plan
New software licenses	$14	$4	$(2)	$(13)	$—	$3	$37	$37
Software license updates and product support	1	—	—	(1)	—	—	6	6
Consulting	6	1	(1)	(5)	—	1	20	20
On Demand (1)	—	—	—	—	—	—	2	2
Education	2	3	—	(4)	—	1	6	6
Other (2)	6	7	(1)	(8)	(1)	3	66	66

Total severance	29	15	(4)	(31)	(1)	8	137	137

Total facilities (3)	21	—	—	(3)	—	18	21	21

Total Fiscal 2005 Oracle Restructuring	$50	$15	$(4)	$(34)	$(1)	$26	$158	$158

Siebel Restructuring Plan
Severance	$—	$65	$—	$(24)	$—	$41	$65	$65
Facilities	—	542	—	(6)	—	536	542	542
Contracts and other	—	36	—	—	—	36	36	36

Total Siebel Restructuring	$—	$643	$—	$(30)	$—	$613	$643	$643

PeopleSoft and Retek Restructuring Plan
Severance	$63	$—	$(19)	$(38)	$(1)	$5	$192	$192
Facilities	143	—	2	(45)	(2)	98	161	161
Contracts and other	20	—	7	(14)	—	13	46	46

Total PeopleSoft and Retek Restructuring	$226	$—	$(10)	$(97)	$(3)	$116	$399	$399

Total All Restructuring Plans	$276	$685	$(14)	$(175)	$(4)	$768

(1)	Formerly referred to as advanced product services.
(2)	Other includes costs associated with research and development, general and administrative and marketing functions.
(3)	Allocation of facility costs to operating lines of businesses and other functions was approximately $5 and $16, respectively.
(4)	Primarily relates to changes in estimates related to severance payments, facility plans and other restructuring obligations relating to the PeopleSoft acquisition.
(5)	Represents translation adjustments.
(6)	Accrued restructuring of $768 at February 28, 2006 includes $247 recorded in accrued restructuring, current and $521, recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

5.	ACQUISITION RELATED CHARGES

Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel related costs for transitional employees, as well as costs associated with our tender offer for PeopleSoft prior to the agreement date. Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
In-process research and development	$74	$33	$86	$33
Transitional employee related costs	2	11	12	11
Stock-based compensation	4	1	9	1
Professional fees	4	6	15	58

Total acquisition related charges	$84	$51	$122	$103

6.	BORROWINGS

Borrowings consisted of the following:

(Dollars in millions)	February 28, 2006	May 31, 2005
Floating rate senior notes due January 2009	$1,500	$—
5.00% senior notes due January 2011, net of discount of $8	2,242	—
5.25% senior notes due January 2016, net of discount of $11	1,989	—
6.91% senior notes due February 2007	150	153
Commercial paper notes	—	1,993
OTC Loan Facility due May 2006	188	700
Notes payable due May 2007	6	6
Capital leases	7	—

Total borrowings	$6,082	$2,852

Borrowings, current portion	$341	$2,693

Borrowings, long-term portion	$5,741	$159

$5.75 Billion Senior Notes

In January 2006, we issued $1.5 billion of floating rate senior notes (2009 Notes), $2.25 billion of 5.00% senior notes (2011 Notes) and $2.0 billion of 5.25% senior notes (2016 Notes) (collectively, the $5.75 billion senior notes) to finance the Siebel acquisition and for general corporate purposes. The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year, the 2011 Notes bear interest at the rate of 5.00% per year, and the 2016 Notes bear interest at the rate of 5.25% per year. Interest is payable quarterly for the 2009 Notes and semi-annually for the 2011 Notes and 2016 Notes. The effective interest yield of the 2009 Notes, 2011 Notes and 2016 Notes at February 28, 2006 was 4.81%, 5.09% and 5.33%, respectively. We may redeem the 2009 Notes after January 2007 and may redeem the 2011 Notes and 2016 Notes at any time, subject to a make-whole premium.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

The $5.75 billion senior notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (Securities Act), and in offshore transactions pursuant to Regulation S under the Securities Act. We entered into a registration rights agreement for the benefit of the holders of the $5.75 billion senior notes as we intend to register a series of notes with the Securities and Exchange Commission having substantially identical terms as each series of the $5.75 billion senior notes as part of a planned exchange offer. If we fail to perform our registration obligations set forth in the registration rights agreement, current holders of the $5.75 billion senior notes will be entitled to additional interest of 0.25% per year until such obligations are fulfilled.

$150 Million Senior Notes

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three-month LIBOR set quarterly until maturity. Our interest rate swap reduced the effective interest rate on the senior notes to 6.86% as of February 28, 2006. The fair value of the interest rate swap was $(0.4) million at February 28, 2006 and $3.1 million at May 31, 2005.

Short-Term Borrowings

In February 2006, we entered into dealer agreements with various financial institutions and an Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, relating to a new $3.0 billion commercial paper program (the New CP Program). Under the New CP Program, we may issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. The New CP Program replaces the $3.0 billion commercial paper program of Old Oracle which was established in April 2005 and was terminated in February 2006 (the Old CP Program). We did not have any outstanding borrowings under the New CP Program at February 28, 2006.

In May 2005, Oracle Technology Company (OTC), a wholly-owned subsidiary, entered into an unsecured $700 million loan facility (OTC Loan Facility) with ABN AMRO Bank N.V. guaranteed by us. The effective interest rate on the OTC Loan Facility was 4.79% at February 28, 2006. All amounts under the OTC Loan Facility are due in May 2006.

5-Year Revolving Credit Agreement

On March 15, 2006, we entered into a new $3.0 billion, 5-Year Revolving Credit Agreement (New Credit Agreement) with Wachovia Bank, National Association, Bank of America, N.A. and certain other lenders. The New Credit Agreement replaces the $3.0 billion 364-day Revolving Credit Agreement dated as of March 18, 2005 (Old Credit Agreement), which otherwise would have expired on March 17, 2006. The New Credit Agreement provides for an unsecured revolving credit facility which can be used to backstop any commercial paper that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the New Credit Agreement, we may borrow, prepay and re-borrow amounts under the facility at any time during the term of the New Credit Agreement. All amounts under the New Credit Agreement are due on March 14, 2011. Interest is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

The New Credit Agreement also provides that (i) standby letters of credit may be issued on behalf of Oracle up to $500 million; and (ii) any amounts borrowed and letters of credit issued may be in Japanese Yen, Pounds Sterling and Euros up to $1.5 billion. We may also, upon the agreement of either then existing lenders or of additional banks not currently party to the New Credit Agreement, increase the commitments under this facility up to $5.0 billion. The New Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the total net debt to total capitalization ratio of Oracle not exceed 45%. We have not borrowed any funds under the New Credit Agreement.

We were in compliance with all debt-related covenants at February 28, 2006, including the requirement under the Old Credit Agreement that our total net debt to total capitalization ratio not exceed 40% as well as the registration requirements under our registration rights agreement. Future principal payments of our borrowings at February 28, 2006 are as follows: $189 million in fiscal 2006, $159 million in fiscal 2007, $3 million in fiscal 2008, $1.5 billion in fiscal 2009, and $2.25 billion in fiscal 2011 and $2.0 billion in fiscal 2016.

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2006	May 31, 2005
Software license updates and product support	$2,118	$1,985
Services	256	225
New software licenses	93	79

Deferred revenues, current	2,467	2,289
Deferred revenues, non-current	111	126

Total deferred revenues	$2,578	$2,415

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in the fiscal quarter ending in May of each year. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that are not segmentable from consulting services. Deferred revenues, non-current are comprised primarily of deferred software license updates and product support revenues.

In connection with purchase price allocations related to our acquisitions in fiscal 2005 and during the first nine months of fiscal 2006, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. We recorded adjustments to reduce the carrying values of the deferred software license updates and product support revenues assumed by $640 million to $426 million, which represents our estimate of the fair value of the support obligations assumed. As a result, software license

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $305 million, which would have been otherwise recorded by the acquired entities, were not recognized as revenue during the nine months ended February 28, 2006.

8.	STOCK REPURCHASE PROGRAMS

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to February 28, 2006, a total of 1.8 billion shares have been repurchased for approximately $20.7 billion. We repurchased 24.1 million shares for $324 million and 93.9 million shares for $1,095 million during the nine months ended February 28, 2006 and 2005, respectively. We did not repurchase any shares in the third quarter of fiscal 2006 or fiscal 2005. At February 28, 2006, approximately $1.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

In connection with the Siebel acquisition in the third quarter of fiscal 2006, we issued approximately 141 million shares of our stock. Our Board of Directors has approved a separate program to repurchase shares to offset the amount of shares issued.

9.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 29.0% for the three and nine months ended February 28, 2006, and 30.0% for the three and nine months ended February 28, 2005.

The Internal Revenue Service has examined our federal income tax returns for all years through 1999 without any material adjustment of taxes due. The IRS is currently examining our federal income tax returns for 2000 through 2003. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. We are also under examination by numerous state and non-US tax authorities. We believe that we have adequately provided for any reasonably foreseeable outcome related to these audits.

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We recently finalized one bilateral Advance Pricing Agreement and currently are negotiating an additional bilateral agreement to cover the period from June 1, 2001 through May 31, 2008.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

10.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2006	2005	2006	2005
Net income	$765	$540	$2,081	$1,864

Weighted-average common shares outstanding	5,207	5,122	5,169	5,133
Dilutive effect of employee stock plans	97	108	93	96

Diluted weighted-average common shares outstanding	5,304	5,230	5,262	5,229

Basic earnings per share	$0.15	$0.11	$0.40	$0.36
Diluted earnings per share	$0.14	$0.10	$0.40	$0.36
Shares subject to anti-dilutive options excluded from calculation (1)	149	117	122	135

(1)	These weighted-average shares relate to anti-dilutive stock options and could be dilutive in the future.

11.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on equity securities as well as equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
Net income	$765	$540	$2,081	$1,864
Net foreign currency translation gain (loss)	27	(6)	(67)	189
Unrealized gain on equity securities, net	6	3	15	2
Equity hedge gain (loss), net	(8)	10	28	(24)

Comprehensive income	$790	$547	$2,057	$2,031

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

12.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is not deductible for tax purposes, for the nine months ended February 28, 2006, were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other		Total
Balance as of May 31, 2005	$1,220	$4,863	$445	$475	(1)	$7,003
Allocation of goodwill (1)	218	164	93	(475)		—
Goodwill acquired	227	132	35	2,601	(2)	2,995
Goodwill adjustments	13	59	5	—		77

Balance as of February 28, 2006	$1,678	$5,218	$578	$2,601		$10,075

(1)	Represents goodwill associated with fourth quarter fiscal 2005 acquisitions, primarily Retek, that was allocated to operating segments upon finalization of our intangible asset valuations in the first quarter of fiscal 2006.
(2)	Represents preliminary goodwill associated with our third quarter fiscal 2006 acquisitions, including Siebel, that will be allocated to operating segments upon finalization of our intangible asset valuation.

The changes in intangible assets for the nine months ended February 28, 2006 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted Average Useful Life
(Dollars in millions)	May 31, 2005	Additions	Feb 28, 2006	May 31, 2005	Expense	Feb 28, 2006	May 31, 2005	Feb 28, 2006
Software support agreements and related relationships	$2,124	$837	$2,961	$(88)	$(168)	$(256)	$2,036	$2,705	10 years
Developed technology	800	520	1,320	(127)	(139)	(266)	673	1,054	5 years
Core technology	368	222	590	(30)	(61)	(91)	338	499	5 years
Customer relationships	257	118	375	(11)	(21)	(32)	246	343	10 years
Trademarks	84	31	115	(4)	(9)	(13)	80	102	7 years

Total	$3,633	$1,728	$5,361	$(260)	$(398)	$(658)	$3,373	$4,703

The total amortization expense related to intangible assets was $148 million and $398 million for the three and nine months ended February 28, 2006, respectively, and $81 million and $97 million for the three and nine months ended February 28, 2005, respectively. Estimated future amortization expense related to intangible assets is as follows:

(in millions)	Year Ended May 31,
2006 (remainder of fiscal year)	$183
2007	734
2008	724
2009	719
2010	613
Thereafter	1,730

Total	$4,703

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

13.	SEGMENT REPORTING

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have two businesses, software and services, which are further organized into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

The new software license line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, analytics, development tools and collaboration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The consulting line of business provides services to customers in the design, implementation, deployment and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services provide customers configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
New software licenses:
Revenues (1)	$1,095	$946	$2,777	$2,476
Sales and distribution expenses	622	537	1,699	1,366

Margin (2)	$473	$409	$1,078	$1,110
Software license updates and product support:
Revenues (1)	$1,767	$1,531	$5,069	$3,959
Cost of services	164	131	481	386

Margin (2)	$1,603	$1,400	$4,588	$3,573
Total software business:
Revenues (1)	$2,862	$2,477	$7,846	$6,435
Expenses	786	668	2,180	1,752

Margin (2)	$2,076	$1,809	$5,666	$4,683
Consulting:
Revenues (1)	$500	$468	$1,485	$1,209
Cost of services	434	404	1,271	1,025

Margin (2)	$66	$64	$214	$184
On Demand:
Revenues (1)	$96	$77	$267	$226
Cost of services	96	66	246	185

Margin (2)	$—	$11	$21	$41
Education:
Revenues (1)	$76	$71	$236	$194
Cost of services	56	57	165	157

Margin (2)	$20	$14	$71	$37
Total services business:
Revenues (1)	$672	$616	$1,988	$1,629
Cost of services	586	527	1,682	1,367

Margin (2)	$86	$89	$306	$262
Totals:
Revenues (1)	$3,534	$3,093	$9,834	$8,064
Expenses	1,372	1,195	3,862	3,119

Margin (2)	$2,162	$1,898	$5,972	$4,945

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $64 and $305 that was not recognized on the accompanying condensed consolidated statements of operations for the three and nine months ended February 28, 2006, respectively and $143 for the three and nine months ended February 28, 2005. See Note 7 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.
(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

Reconciliation of operating segment revenues to total revenues

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
Total revenues for reportable segments	$3,534	$3,093	$9,834	$8,064
Software license updates and product support revenues	(64)	(143)	(305)	(143)

Total revenues	$3,470	$2,950	$9,529	$7,921

Reconciliation of operating segment margin to income before provision for income taxes

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
Total margin for reportable segments	$2,162	$1,898	$5,972	$4,945
Software license updates and product support revenues	(64)	(143)	(305)	(143)
Product development and information technology expenses	(538)	(510)	(1,550)	(1,270)
Marketing and partner program expenses	(110)	(111)	(315)	(286)
Corporate and general and administrative expenses	(120)	(114)	(326)	(312)
Amortization of intangible assets	(148)	(81)	(398)	(97)
Acquisition related	(84)	(51)	(122)	(103)
Restructuring	(27)	(107)	(38)	(107)
Stock-based compensation	(8)	(10)	(24)	(10)
Interest expense	(49)	(58)	(86)	(69)
Non-operating income, net	64	58	123	115

Income before provision for income taxes	$1,078	$771	$2,931	$2,663

14.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the CAP payments are triggered.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

The maximum potential penalty under the CAP, by version, as of February 28, 2006 was as follows:

	Dates Offered to Customers (1)		Maximum Potential Penalty (in millions)
CAP Version	Start Date	End Date
Version 1	June 2003	September 12, 2003	$76	(2)
Version 2	September 12, 2003	September 30, 2003	170
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,352
Version 5	June 16, 2004	December 28, 2004	792
Version 6	October 12, 2004	December 28, 2004	1,105

			$3,535

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.
(2)	As of February 28, 2006, all but two contracts containing Version One of the CAP have expired by their terms. $76 is the maximum potential payment under the two remaining Version 1 CAP contracts.

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of February 28, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms.

15.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. Currently, the parties are conducting discovery. Trial has been set for September 11, 2006, although that date may change. Plaintiffs seek unspecified damages plus

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue vigorously to defend it.

Derivative Litigation

Stockholder derivative lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County on and after March 12, 2001. A revised amended consolidated complaint was filed in the Delaware action on October 9, 2001 (the Delaware Derivative Action). During the same period, similar stockholder derivative lawsuits were filed in the Superior Court of the State of California, County of San Mateo and County of Santa Clara. A consolidated amended complaint was filed in San Mateo Superior Court on January 28, 2002 (the San Mateo Derivative Action). On March 15, 2002, a similar derivative suit was filed in the United States District Court for the Northern District of California (the Federal Derivative Action). The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current and former directors. The derivative plaintiffs alleged that these directors breached their fiduciary duties to us, abused their control, mismanaged Oracle, unjustly enriched themselves, committed constructive fraud and breached contracts with us, by making or causing to be made alleged misstatements about our revenue, growth and the performance of certain of our applications products, while certain officers and directors allegedly sold Oracle stock based on material, non-public information and by taking actions that resulted in our being sued in the federal stockholder class actions. The derivative plaintiffs seek compensatory and other damages, disgorgement of profits, treble damages and other relief. On November 24, 2004, the Delaware Court issued an opinion granting summary judgment in favor of the remaining defendants. On April 13, 2005, the Delaware Supreme Court unanimously upheld the Court of Chancery’s grant of summary judgment. Regarding the Federal Derivative Action, on March 10, 2006, the parties submitted a stipulation to the Court, requesting that the action be dismissed. On March 20, 2006, the Court entered an Order, dismissing the action with prejudice, with each party to bear its own fees and costs.

Regarding the San Mateo Derivative Action, on April 18, 2003, the San Mateo Court dismissed plaintiffs’ claim for breach of contract. On December 8, 2003, the San Mateo Court approved plaintiffs’ request in the San Mateo Derivative Action to dismiss all defendants other than our Chief Executive Officer and our then Chief Financial Officer. On June 6, 2005, the San Mateo Court signed a stipulated order, dismissing our former Chief Financial Officer from the case. On June 9, 2005, our Chief Executive Officer brought a motion for summary judgment, and on August 15, 2005, the parties filed a stipulation withdrawing this motion. The parties reached a settlement, which was approved by the Court on November 22, 2005. In the settlement agreement, our Chief Executive Officer continued to deny all allegations in plaintiffs’ complaint, and he noted that the Delaware Chancery Court dismissed all of the claims against him. Nonetheless, our Chief Executive Officer agreed to the settlement, stating that it would eliminate the burden (to him and Oracle), expense, and uncertainties of further litigation and related distraction of resources and efforts from his business. Under the settlement, our Chief Executive Officer agreed to pay $22 million in plaintiffs’ legal fees and costs and agreed to make a $100 million contribution in Oracle’s name to a charity or institution to be approved by Oracle’s Board of Directors. After approving the settlement, the court entered a judgment of dismissal on November 22, 2005. On January 17, 2006, a purported Oracle stockholder filed a notice of appeal, challenging the judgment. On February 14, 2006, this purported stockholder requested that the appeal be dismissed, and the appeal was dismissed on February 16, 2006. The November 22, 2005 judgment is no longer subject to appeal.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2006

(Unaudited)

Siebel Securities Class Action

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of stockholders of Siebel Systems, Inc. (Siebel), filed a complaint in the United States District Court for the Northern District of California against Siebel and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen’s Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. The consolidated complaint also raised claims regarding Siebel’s business performance in 2002. In October 2004, Siebel filed a motion to dismiss, which was granted on January 28, 2005 with leave to amend. Plaintiffs filed an amended complaint on March 1, 2005. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. Siebel filed a motion to dismiss the amended complaint on April 27, 2005, and on December 28, 2005, the Court dismissed the case with prejudice. On January 17, 2006, plaintiffs filed a notice of appeal. We believe that we have meritorious defenses against this action, and we will continue vigorously to defend it.

Intellectual Property Litigation

Mangosoft, Inc. and Mangosoft Corporation filed a patent infringement action against us in the United States District Court for the District of New Hampshire on November 22, 2002. Plaintiffs alleged that we are willfully infringing U.S. Patent Nos. 6,148,377 (the ‘377 patent) and 5,918,229 (the ‘229 patent), which they claim to own. Plaintiffs seek damages based on our license sales of the Real Application Clusters database option, the 9i and 10g databases, and the Application Server, and seek injunctive relief. We have denied infringement and asserted affirmative defenses and have counterclaimed against plaintiffs for declaratory judgment that the ‘377 and ‘229 patents are invalid, unenforceable and not infringed by us. On May 19, 2004, the court held a claims construction (Markman) hearing, and on September 21, 2004, it issued a Markman order. On June 21, 2005, plaintiffs withdrew their allegations of infringement of the ‘229 patent. Discovery closed on July 1, 2005. Summary judgment motions were filed on August 25, 2005, and the court held a hearing on these motions on October 17, 2005. On March 14, 2006 the court ruled that Oracle’s Real Application Clusters database option did not infringe the ‘377 patent. Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid and unenforceable, are the only claims that the Court has left open for trial. The court has not yet set a trial date for those two issues.

Other Litigation

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments, significant trends and acquisition activities. This overview is followed by a discussion of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. For further information regarding risks and uncertainties associated with Oracle’s business, please refer to the “Factors That May Affect Our Future Results or the Market Price of Our Stock” in the Management’s Discussion and Analysis on Financial Condition and Results of Operations section of the SEC filings of Oracle and its predecessor, Oracle Systems Corporation, including, but not limited to, our fiscal year 2005 annual report on Form 10-K, as amended, and quarterly reports on Form 10-Q for our fiscal year 2006, which runs from June 1, 2005 to May 31, 2006.

Business Overview

We are the world’s largest enterprise software company. We have two businesses, software and services, which are further organized into five operating segments. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in United States dollars, we conduct a significant number of transactions in currencies other than United States dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. An overview of our five operating segments follows.

Software Business

Our software business is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. We expect that our software business revenues will continue to increase, which should allow us to continually improve margins and profits.

New Software Licenses:  We license our database, middleware and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that new software revenues on a trailing 4-quarter period provides more visibility into the underlying performance of our software revenues than quarterly revenues. We believe that new software license margins will be affected by amortization of intangible assets associated with acquisitions.

Competition in the software business is intense. Our goal is to maintain a first or second position in each of our software product categories and to grow our software revenues faster than our competitors. We believe that the features and functionality of our software products are as strong as they have ever been. We have focused on lowering the total cost of ownership of our software products by improving integration, decreasing installation times, lowering administration costs and improving the ease of use. Reducing the total cost of ownership of our products provides our customers with a higher return on their investment, which we believe will create more demand and provide us with a competitive advantage. We have also continued to focus on improving the overall quality of our software products and service levels. We believe this will lead to higher customer satisfaction and loyalty and help us achieve our goal of becoming our customers’ leading technology advisor.

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. Substantially all of our customers renew their software license updates and product support contracts annually, thereby eliminating the need to repurchase new software licenses when new upgrades are released. The growth of software license updates and product support revenues is influenced by four factors: (1) the support contract base of companies acquired (2) the renewal rate of the support contract base, (3) the amount of new support contracts sold in connection with the sale of new software licenses and (4) inflationary support price increases.

Software license updates and product support revenues, which represent approximately 47% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the last trailing 4-quarters were 89%, and account for 75% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Recent acquisitions of software companies have significantly increased our support contract base, as well as the portfolio of products available to be licensed.

•	Substantially all customers purchase license updates and product support subscriptions when they buy new software licenses, resulting in a further increase in our support subscription contract base. Even if license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to the support contract base.

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

•	When support contract renewals are negotiated, inflationary price increases are assessed, where applicable.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Software license updates and product support revenues related to support contracts in the amount of $64 million, $305 million, $143 million and $143 million that would have been otherwise recorded by acquired businesses as independent entities, were not recognized during the three and nine months ended February 28, 2006 and the three and nine months ended February 28, 2005, respectively. As these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand (formerly referred to as advanced product services) and education revenues. Our services business, which represents 20% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Consulting revenues have been negatively impacted in recent periods for the following reasons:

•	Continued attrition of personnel due to a demand for technical talent in certain markets, particularly in the United States.

•	A shift in the mix of resources to lower cost countries, which has resulted in a decrease in average billing rates.

•	Our decision to work more closely with partners who perform implementations of our software.

Despite these trends, we expect consulting revenues to increase in fiscal 2006, primarily due to an increase in application implementations related to acquired products and the addition of personnel acquired from Siebel.

On Demand:  On Demand includes our Oracle On Demand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. We believe that our On Demand offerings provide an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. We will continue to make investments in Oracle On Demand to support current and future revenue growth.

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. Despite these trends, we expect education revenues to increase in fiscal 2006, primarily due to an increase in customer training on the use of our application products.

Operating Margins

We continually focus on improving our operating margins by providing our customers with superior products and services as well as improving our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. As part of this effort, we continually evaluate our workforce and make adjustments where we deem appropriate. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift towards globalization is crucial to maintaining a long-term competitive cost structure.

Acquisitions

An active acquisition program is an important element of our corporate strategy. In the last two years, we have paid an aggregate of approximately $19 billion for our acquisitions, which include the following:

•	In January 2006, we acquired Siebel Systems, Inc., a provider of customer relationship management software for approximately $6.1 billion. We expect to complete a majority of our planned legal-entity mergers, information system conversions and integration of Siebel’s operations by the end of fiscal 2006;

•	In November 2005, we completed the acquisition of 43% of the outstanding common stock of i-flex Solutions Limited, a provider of software solutions and services to the financial services industry for approximately $600 million; and

•	In January 2005, we acquired PeopleSoft Inc., a provider of enterprise application software products for approximately $11.1 billion. We completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s operations in the first half of fiscal 2006.

We believe our recent acquisitions support our long-term strategic direction, strengthen our competitive position, particularly in the applications market, expand our customer base and provide greater scale to increase our investment in research and development to accelerate innovation and increase stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information related to our recent acquisitions.

We believe we can fund additional acquisitions with our internally available cash and marketable securities, cash generated from operations, amounts available under our commercial paper program, additional borrowings or from the issuance of additional securities. We analyze the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Business Combinations

•	PeopleSoft Customer Assurance Program

•	Goodwill

•	Revenue Recognition

•	Accounting for Income Taxes

•	Legal Contingencies

•	Stock-Based Compensation

•	Allowances for Doubtful Accounts and Returns

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Finance and Audit Committee.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with purchase price allocations, we estimate the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because the acquired entities would have concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation.

Software license updates and product support revenues related to support contracts in the amount of $64 million, $305 million, $143 million and $143 million that would have been otherwise recorded by acquired businesses as independent entities, were not recognized during the three and nine months ended February 28, 2006 and the three and nine months ended February 28, 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue historically and in future periods related to these assumed contracts.

Other significant estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management but which are subject to refinement. To estimate restructuring expenses, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plans associated with pre-merger activities of the companies we acquire are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter. Changes in estimates of executing the currently approved plans associated with pre-merger activities of Oracle are recorded in restructuring expenses.

We have identified certain pre-acquisition contingencies, but we have yet to conclude whether the fair values for such contingencies are determinable. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

PeopleSoft Customer Assurance Program

As discussed in Note 14 of Notes to Condensed Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports contractually to burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period, which typically expires four years from the date of the contract. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of February 28, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 13 of the Notes to Condensed Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2005, did not result in an impairment charge.

Revenue Recognition

We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues, and (2) services, which include consulting, On Demand and education revenues.

New software license revenues represent all fees earned from granting customers licenses to use our database, middleware and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our new software license revenues are recognized in this manner.

The vast majority of our software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase both software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

On Demand is comprised of Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. On Demand revenues are recognized over the term of the service contract, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multi-element arrangements could differ significantly from our historical results.

We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we provide for a sales return allowance in accordance with FASB Statement No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of non-acceptance is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are net 30; however, terms may vary based on the country in which the agreement is executed. Payments that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have licensed our software to these same companies (a “Concurrent Transaction”). Software license agreements that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any software license transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenue from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

During the second quarter of fiscal 2006, we recognized new software license revenues of approximately $33 million from a supplier. During the third quarter of fiscal 2006, we negotiated to acquire goods and services from this supplier and finalized terms of the purchase. The value of the goods and services we will acquire from this supplier under this agreement will total approximately $20 million over the next five years.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded. Amortization expense associated with acquired intangible assets is generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expense as part of the purchase price allocation and, therefore, will not affect our post-acquisition income tax rate. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as an adjustment to goodwill.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Stock-Based Compensation

We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow Opinion 25 because the fair value accounting provided for under Statement 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

We are required to adopt the provisions of Statement 123(R) in fiscal 2007, with early-adoption permitted. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our operating expenses, net income and earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. We currently estimate that the adoption of Statement 123(R) will increase operating expenses by $250 to $300 million on an annual basis.

Allowances for Doubtful Accounts and Returns

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

Results of Operations

The fluctuations in operating results of Oracle in the third quarter and first nine months of fiscal 2006 compared with the same periods in fiscal 2005 are generally due to acquisitions, principally PeopleSoft in the third quarter of fiscal 2005, and, to a lesser extent, Siebel in the third quarter of fiscal 2006.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2006 compared to the third quarter and first nine months of fiscal 2005, we quantify the contribution of PeopleSoft, Siebel and Retek products to growth in new software licenses applications revenue, the amount of software license updates and product support revenues associated with PeopleSoft and Siebel products and services and present supplemental disclosure related to acquisition accounting where applicable. Additionally, we provide information regarding incremental consulting, On Demand and education revenues associated with Siebel and incremental expenses associated with Siebel in the third quarter of fiscal 2006. Although certain revenues were quantifiable, we are unable to allocate the costs associated with the PeopleSoft products and services because the substantial majority of former PeopleSoft sales and services personnel were fully integrated into our existing operations. We also plan to integrate Siebel sales and services personnel into our existing operations, and therefore, we may not be able to quantify incremental Siebel revenues and expenses in future quarters. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantification cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer the Oracle and PeopleSoft product families on a neutral basis, and our plans to integrate the Siebel sales force. The commissions earned by our integrated sales force in the PeopleSoft integration did not vary based on the application product family sold. We believe that if our sales forces had not been integrated, the relative mix of Oracle and PeopleSoft products sold would have been different.

•	The acquisitions of PeopleSoft and Siebel did not result in our entering a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this quarterly report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2005, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2006 and February 28, 2005, our financial statements would reflect revenues of $1.19 million for the nine months ended February 28, 2006 (using 1.19 as the exchange rate) and $0.8 million for the nine months ended February 28, 2005 (using 0.80 as the exchange rate). The constant currency presentation would translate the results for the nine months ended February 28, 2006 and 2005 using the May 31, 2005 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	2006	Actual	Constant	2005
Total Revenues by Geography:
Americas	$1,848	29%	27%	$1,437	$5,057	32%	31%	$3,820
EMEA (1)	1,164	7%	17%	1,088	3,136	7%	13%	2,928
Asia Pacific	458	8%	14%	425	1,336	14%	17%	1,173

Total revenues	3,470	18%	22%	2,950	9,529	20%	22%	7,921
Total Operating Expenses	2,418	11%	14%	2,180	6,650	25%	27%	5,306

Total Operating Margin	$1,052	37%	45%	$770	$2,879	10%	13%	$2,615

Total Operating Margin %	30%			26%	30%			33%

% Revenues by Geography:
Americas	53%			49%	53%			48%
EMEA	34%			37%	33%			37%
Asia Pacific	13%			14%	14%			15%

Total Revenues by Business:
Software	$2,799	20%	24%	$2,336	$7,547	20%	22%	$6,297
Services	671	9%	13%	614	1,982	22%	24%	1,624

Total revenues	$3,470	18%	22%	$2,950	$9,529	20%	22%	$7,921

% Revenues by Business:
Software	81%			79%	79%			79%
Services	19%			21%	21%			21%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Total revenues were negatively affected by foreign currency rate fluctuations of 4 percentage points due to a strengthening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 58% to the growth in total revenues, whereas new software license and consulting revenues contributed 30% and 8%, respectively. On a constant currency basis, the Americas contributed 63% to the increase in total revenues, EMEA contributed 28% and Asia Pacific contributed 9%.

Operating expenses were favorably affected by 3 percentage points as a result of the strengthening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher headcount levels and associated personnel related costs in sales and marketing, consulting and research and development as well as greater amortization of intangible assets, offset partially by lower restructuring and acquisition related expenses. Operating margins as a percentage of total revenues increased from 26% to 30% due to the growth in software revenues as well as lower restructuring and acquisition related expenses associated with the Siebel acquisition in fiscal 2006 as compared to the PeopleSoft acquisition in fiscal 2005.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Total revenues were negatively affected by foreign currency rate fluctuations of 2 percentage points. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 57% to the growth in total revenues, whereas new software license and consulting revenues contributed 21% and 17%, respectively. On a constant currency basis, the Americas contributed 67% to the increase in total revenues, EMEA contributed 22% and Asia Pacific contributed 11%.

Operating expenses were favorably affected by 2 percentage points. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to the same reasons noted above. The total operating margin as a percentage of revenues declined from 33% to 30% in the first nine months of 2006 as expenses, including amortization of intangible assets, grew at a faster rate than revenues.

Supplemental Disclosure Related to Acquisition Accounting

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Readers are directed to the introduction under “Results of Operations” for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

The results of operations include the following purchase accounting adjustments and significant expenses incurred in connection with acquisitions:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
Support deferred revenue (1)	$64	$143	$305	$143
Amortization of intangible assets (2)	148	81	398	97
Acquisition related charges (3) (5)	84	51	122	103
Restructuring (4)	27	107	38	107
Stock-based compensation (5)	8	10	24	10
Income tax effect (6)	(96)	(118)	(257)	(138)

	$235	$274	$630	$322

(1)	In connection with our purchase price allocations, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005 and the first nine months of fiscal 2006. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amount of $64, $305, $143 and $143 that would have been otherwise recorded by acquired businesses as independent entities, were not recognized during the three and nine months ended February 28, 2006 and the three and nine months ended February 28, 2005, respectively. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows:

Year Ended May 31,
2006 (remainder of fiscal year)	$87
2007	137
2008	9

Total	$233

To the extent customers renew these support contracts, we expect to recognize revenue for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with acquisitions, primarily PeopleSoft and Siebel. Estimated future amortization expense related to intangible assets is as follows:

Year Ended May 31,
2006 (remainder of fiscal year)	$183
2007	734
2008	724
2009	719
2010	613
Thereafter	1,730

Total	$4,703

(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-based compensation expenses and personnel related costs for transitional employees, as well as costs associated with our tender offer for PeopleSoft prior to the agreement date.

(4)	Restructuring costs relate to Oracle employee severance and facility closures in connection with restructuring plans initiated in the third quarter of fiscal 2006 and 2005.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Sales and marketing	$2	$2	$5	$2
Software license updates and product support	1	1	2	1
Cost of services	2	3	6	3
Research and development	3	3	11	3
General and administrative	—	1	—	1

Subtotal	8	10	24	10
Acquisition related charges	4	1	9	1

Total	$12	$11	$33	$11

As of February 28, 2006, the portion of the intrinsic value of unvested options assumed from acquired companies related to future service, which is approximately $42, is recorded as deferred stock-based compensation on our consolidated balance sheet and will be amortized using the accelerated expense attribution method over the remaining vesting period.

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses incurred in connection with acquisitions was calculated based on our effective tax rate of 29.0% in the third quarter and first nine months of fiscal 2006 and 30.0% in the third quarter and first nine months of fiscal 2005.

Software

Software includes new software licenses and software license updates and product support.

New Software Licenses:  New software license revenues represent fees earned from granting customers licenses to use our database and middleware products, as well as application software products. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	2006	Actual	Constant	2005
New Software License Revenues:
Americas	$487	25%	23%	$390	$1,259	23%	21%	$1,027
EMEA	413	11%	22%	370	975	3%	10%	943
Asia Pacific	196	5%	11%	187	549	8%	11%	511

Total revenues	1,096	16%	20%	947	2,783	12%	15%	2,481
Expenses:
Sales and marketing (1)	754	13%	16%	666	2,071	22%	23%	1,701
Stock-based compensation	2	*	*	2	5	*	*	2
Amortization of intangible assets (2)	54	*	*	33	139	*	*	33

Total expenses	810	15%	19%	701	2,215	28%	29%	1,736

Total Margin	$286	17%	24%	$246	$568	-24%	-20%	$745

Total Margin %	26%			26%	20%			30%

% Revenues by Geography:
Americas	44%			41%	45%			41%
EMEA	38%			39%	35%			38%
Asia Pacific	18%			20%	20%			21%

Revenues by Product:
Database technology	$819	5%	9%	$782	$2,097	4%	6%	$2,017
Applications	269	77%	82%	152	662	52%	54%	436

Total revenues by product	1,088	16%	20%	934	2,759	12%	15%	2,453
Other revenues	8	-45%	-44%	13	24	-16%	-15%	28

Total new software license revenues	$1,096	16%	20%	$947	$2,783	12%	15%	$2,481

% Revenues by Product:
Database technology	75%			84%	76%			82%
Applications	25%			16%	24%			18%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  New software license revenues were negatively affected by foreign currency rate fluctuations of 4 percentage points. Excluding the effect of currency rate fluctuations, the Americas contributed 49% to the increase in new software license revenues, EMEA contributed 40% and Asia Pacific contributed 11%.

We believe that the trailing 4-quarter growth rates more accurately reflect the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported product revenue growth rates and are not predictive of our future quarterly or annual growth rates. Therefore, we provide a discussion of both quarterly and trailing 4-quarter product revenue growth rates.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 9% in the third quarter and on a trailing 4-quarter basis. Database revenues increased 7% in the third quarter and on a trailing 4-quarter basis. The growth in database revenues was primarily driven by increased demand for database option products, which grew 14% and 15% in the third quarter and on a trailing 4-quarter basis, respectively. Middleware revenues grew 28% in the third quarter and 23% on a trailing 4-quarter basis, respectively. We believe the growth in middleware revenues is due to a gain in market share in the application server market as a result of better sales execution and more competitive features and functionality. Middleware revenues also include $7 million of revenues from the licensing of Siebel products in the third quarter of fiscal 2006.

PeopleSoft products contributed $42 million to the growth in applications revenue in the third quarter of fiscal 2006, Oracle products contributed $34 million, Siebel products contributed $21 million and Retek products contributed $20 million. Excluding the effect of currency rate fluctuations, applications revenue increased 82% and 52% in the third quarter of fiscal 2006 and on a trailing 4-quarter basis, respectively. The growth in our applications sales is the result of increased demand for our applications products, including products from acquired companies, better sales execution as a result of segmenting our sales force by product and a strengthening of our competitive position in the applications market, particularly in the United States and EMEA.

New software license revenues earned from transactions over $0.5 million increased from 35% of new software license revenues in the third quarter of fiscal 2005 to 39% in the third quarter of fiscal 2006.

Sales and marketing expenses in the third quarter of fiscal 2006 include incremental Siebel expenses of $33 million. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased due to higher headcount levels resulting in increased personnel related costs, higher benefit expenses per head, higher commission expenses resulting from a 20% growth in license revenues and higher marketing expenses, primarily due to incremental Siebel marketing expenditures. The total new software license margin as a percentage of revenues remained flat.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  New software license revenues were negatively affected by foreign currency rate fluctuations of 3 percentage points. Excluding the effect of currency rate fluctuations, the Americas contributed 60%, EMEA contributed 25% and Asia Pacific contributed 15%.

PeopleSoft products contributed $163 million to the growth in applications revenue in the first nine months of fiscal 2006, Retek products contributed $26 million, Siebel products contributed $21 million and Oracle products contributed $16 million. Excluding the effect of currency rate fluctuations, the growth in new software license revenues in the first nine months of fiscal 2006 is due to a 5% increase in database revenues, 21% increase in middleware revenues and a 54% increase in application revenues.

New software license revenues earned from transactions over $0.5 million increased from 35% of new software license revenues in the first nine months of fiscal 2005 to 37% in the first nine months of fiscal 2006.

Sales and marketing expenses increased in the first nine months of fiscal 2006 from the prior year corresponding period primarily due to the same reasons noted above. Total new software license margin as a percentage of revenues declined in the first nine months of 2006 as expenses grew at a faster rate than revenues, primarily due to the amortization of intangible assets.

Software License Updates and Product Support:  Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. The cost of providing support services consists largely of personnel related expenses.

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2006	Percent Change		2005	2006	Percent Change		2005
		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$989	37%	35%	$724	$2,718	38%	37%	$1,963
EMEA	516	6%	17%	484	1,467	9%	15%	1,348
Asia Pacific	198	9%	16%	181	579	15%	17%	505

Total revenues	1,703	23%	27%	1,389	4,764	25%	27%	3,816

Expenses:
Software license updates and product support (1)	177	11%	14%	160	512	17%	18%	437
Stock-based compensation	1	*	*	1	2	*	*	1
Amortization of intangible assets (2)	90	*	*	38	244	*	*	38

Total expenses	268	35%	38%	199	758	59%	61%	476

Total Margin	$1,435	20%	25%	$1,190	$4,006	20%	22%	$3,340

Total Margin %	84%			86%	84%			88%

% Revenues by Geography:
Americas	58%			52%	57%			52%
EMEA	30%			35%	31%			35%
Asia Pacific	12%			13%	12%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of incremental revenues from the expansion of our customer base resulting from acquisitions, the renewal of substantially all of the subscription base eligible for renewal in the current year and the addition of software license updates and product support revenues associated with new software license revenues recognized over the past trailing 4-quarters. Excluding the effect of currency rate fluctuations, the Americas contributed 70% to the growth in software license updates and product support revenues, EMEA contributed 22% and Asia Pacific contributed 8%.

Software license updates and product support revenues in the third quarter of fiscal 2006 include incremental revenues of $204 million from PeopleSoft contracts and $17 million from Siebel contracts over the prior year corresponding period. The increase in PeopleSoft revenues is due primarily to a full quarter of software license updates and product revenues in the third quarter of fiscal 2006 compared to only two months of revenues in the third quarter of fiscal 2005, as well as higher revenues recognized upon the renewal of contracts assumed from the PeopleSoft acquisition, as described below.

As a result of the acquisition of PeopleSoft and other businesses, we recorded adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $64 million and $143 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the third quarter of fiscal 2006 and 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

Software license updates and product support expenses increased primarily due to increased headcount levels and salary increases, higher commissions and bonuses as a result of increased revenue levels, increased benefit expenses per head and incremental expenses from Siebel of $5 million

The software license updates and product support margin as a percentage of revenues decreased in the third quarter of fiscal 2006 from the prior year corresponding period primarily due to incremental amortization of intangible assets.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  The growth in software license updates and product support revenues and expenses is attributed to the same reasons noted above. Software license updates and product support revenues include incremental revenues of $645 million from PeopleSoft contracts and $17 million from Siebel contracts over the prior year corresponding period. Excluding the effect of currency rate fluctuations, the Americas contributed 72% to the growth in software license updates and product support revenues, EMEA contributed 19% and Asia Pacific contributed 9%. Software license updates and product support revenues related to support contracts in the amount of $305 million and $143 million that would have been otherwise recorded by PeopleSoft, Siebel and other acquired businesses as independent entities, were not recognized in the first nine months of fiscal 2006 and 2005, respectively.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database, middleware and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2006	Percent Change		2005	2006	Percent Change		2005
		Actual	Constant			Actual	Constant
Consulting Revenues:
Americas	$279	11%	10%	$251	$819	28%	27%	$639
EMEA	181	-1%	8%	183	533	8%	14%	491
Asia Pacific	41	13%	19%	36	137	50%	53%	91

Total revenues	501	7%	10%	470	1,489	22%	24%	1,221

Expenses:
Cost of services (1)	453	6%	9%	427	1,324	23%	24%	1,081
Stock-based compensation	2	*	*	3	6	*	*	3
Amortization of intangible assets (2)	1	*	*	2	3	*	*	2

Total expenses	456	6%	9%	432	1,333	23%	25%	1,086

Total Margin	$45	16%	19%	$38	$156	14%	18%	$135

Total Margin %	9%			8%	10%			11%

% Revenues by Geography:
Americas	56%			53%	55%			52%
EMEA	36%			39%	36%			40%
Asia Pacific	8%			8%	9%			8%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  The increase in consulting revenues in the third quarter of fiscal 2006 from the prior year corresponding period is primarily due to an increase in application product implementations and billable hours, primarily provided by consultants who were formerly employed by our acquired companies, including incremental revenues from Siebel contracts of $18 million. Excluding the effect of currency rate fluctuations, the Americas contributed 55% to the growth in consulting revenues, EMEA contributed 31% and Asia Pacific contributed 14%.

Consulting expenses in the third quarter of fiscal 2006 include incremental Siebel expenses of $18 million. Excluding the effect of currency rate fluctuations, consulting expenses increased as a result of higher salary and variable compensation expenses due to an increase in headcount due to acquired Siebel employees, higher benefit expenses per head and higher external contractor costs due to high employee attrition.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Excluding the effect of currency rate fluctuations, the growth rates for both consulting revenues and expenses were due to the same reasons as noted above. The Americas contributed 60% to the growth in consulting revenues, EMEA contributed 24% and Asia Pacific contributed 16%.

On Demand:  On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services consists of configuration and performance analysis, personalized support and annual on-site technical services. The cost of providing On Demand services consist primarily of personnel related expenditures and hardware and facilities costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2006	Percent Change		2005	2006	Percent Change		2005
		Actual	Constant			Actual	Constant
On Demand Revenues:
Americas	$58	37%	36%	$42	$155	29%	28%	$119
EMEA	27	15%	26%	24	79	15%	21%	69
Asia Pacific	11	6%	9%	10	32	7%	6%	31

Total revenues	96	26%	29%	76	266	22%	23%	219
Cost of services	99	51%	55%	66	254	44%	46%	176

Total Margin	$(3)	-128%	-130%	$10	$12	-72%	-72%	$43

Total Margin %	-3%			13%	5%			20%

% Revenues by Geography:
Americas	60%			55%	58%			54%
EMEA	29%			32%	30%			32%
Asia Pacific	11%			13%	12%			14%

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  On Demand revenues increased in the third quarter of fiscal 2006 from the prior year corresponding period due to the expansion of our subscription base in Oracle On Demand services, including incremental revenues from Siebel of $2 million, as well as higher revenues from Advanced Customer Services, including incremental revenues from Siebel of $7 million. Excluding the effect of currency rate fluctuations, the Americas contributed 69% to the increase in On Demand revenues, EMEA contributed 27% and Asia Pacific contributed 4%.

On Demand expenses increased primarily due to higher headcount levels and associated personnel related expenditures, higher external contractor costs, higher computer and technology related charges and incremental Siebel headcount and related expenditures of $4 million. Advanced Customer Services expenses increased $8 million due to incremental Siebel headcount and related expenditures.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Excluding the effect of currency rate fluctuations, the growth rates for both On Demand revenues and expenses increased due to the same reasons as noted above. The Americas contributed 67% to the growth in On Demand revenues, EMEA contributed 29% and Asia Pacific contributed 4%.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database, middleware and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2006	Percent Change		2005	2006	Percent Change		2005
		Actual	Constant			Actual	Constant
Education Revenues:
Americas	$35	16%	15%	$30	$106	48%	46%	$72
EMEA	27	1%	11%	27	82	7%	12%	77
Asia Pacific	12	7%	12%	11	39	11%	12%	35

Total revenues	74	9%	13%	68	227	24%	26%	184

Cost of services	58	0%	2%	59	173	6%	7%	163

Total Margin	$16	63%	86%	$9	$54	166%	174%	$21

Total Margin %	21%			13%	24%			11%

% Revenues by Geography:
Americas	47%			44%	47%			39%
EMEA	37%			40%	36%			42%
Asia Pacific	16%			16%	17%			19%

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Education revenues increased in the third quarter of fiscal 2006 from the prior year corresponding period due to an increase in customer training on the use of our applications products, including incremental revenues from Siebel of $3 million. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 32% and Asia Pacific contributed 16% to the overall increase in education revenues.

Excluding the effect of currency rate fluctuations, the increase in education expenses is due to incremental headcount and associated personnel related expenditures of Siebel education employees.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Excluding the effect of currency rate fluctuations, the growth rates for both education revenues and expenses were due to the same reasons as noted above. The Americas contributed 71% to the growth in education revenues, EMEA contributed 20% and Asia Pacific contributed 9%.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and development (1)	$464	14%	13%	$408	$1,324	28%	28%	$1,031
Stock-based compensation	3	*	*	3	11	*	*	3
Amortization of intangible assets (2)	4	*	*	8	12	*	*	24

Total expenses	$471	12%	13%	$419	$1,347	27%	27%	$1,058

% of Total Revenues	14%			14%	14%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations
*	not meaningful

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Research and development headcount increased in the third quarter of fiscal 2006 from the prior year corresponding period by 10% in the database and middleware divisions, and 8% in the applications division primarily due to the addition of Siebel employees. Research and development expenses increased due to incremental Siebel expenses of $19 million, primarily related to salary and employee related costs, as well as higher external contractor costs.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Excluding the effect of currency rate fluctuations, research and development expenses increased for the same reasons noted above.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
General and administrative	$146	0%	2%	$145	$410	3%	3%	$400
Stock-based compensation	—	*	*	1	—	*	*	1

Total expenses	$146	0%	3%	$146	$410	2%	3%	$401

% of Total Revenues	4%			5%	4%			5%

*	not meaningful

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased due to higher legal costs.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased due to higher headcount levels and associated costs, partially offset by lower discretionary bonuses.

Amortization of Intangible Assets:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
Software support agreements and related relationships	$61	$35	$168	$35
Developed technology	53	28	139	44
Core technology	23	12	61	12
Customer contracts	8	4	21	4
Trademarks	3	2	9	2

Total amortization of intangible assets	$148	$81	$398	$97

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Amortization of intangible assets increased due to amortization of purchased intangibles from Siebel and other acquisitions made in the past twelve months as well as a full quarter of amortization related to the PeopleSoft acquisition compared to only two months of amortization in the prior year corresponding period.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Amortization of intangible assets increased primarily from purchased intangible assets associated with our acquisition of PeopleSoft.

Acquisition Related Charges:  Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel related costs for transitional employees. Stock-based compensation included in acquisition related charges relates to unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
In-process research and development	$74	$33	$86	$33
Transitional employee related costs	2	11	12	11
Stock-based compensation	4	1	9	1
Professional fees	4	6	15	58

Total acquisition related charges	$84	$51	$122	$103

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Acquisition related charges increased due to higher in-process research and development charges, partially offset by lower transitional employee related expenses.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Acquisition related charges increased in the first nine months of fiscal 2006 due to higher in-process research and development charges and stock-based compensation charges, partially offset by lower professional fees. Professional fees in the first nine months of fiscal 2005 included costs associated with our tender offer for PeopleSoft prior to the agreement date.

Restructuring:  Restructuring expenses primarily consist of Oracle employee severance costs and Oracle duplicate facilities closures related to plans initiated in the third quarter of fiscal 2006 as well as plans initiated in the third quarter of fiscal 2005.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2006	2005	2006	2005
Severance costs	$26	$91	$37	$91
Excess facilities	—	16	—	16
Other	1	—	1	—

Total restructuring charges	$27	$107	$38	$107

Restructuring expenses decreased in the third quarter and first nine months of fiscal 2006 due to higher severance and facility charges incurred with the restructuring plans initiated in the third quarter of fiscal 2005. For additional information regarding the Oracle restructuring plans, as well as restructuring activities of our acquired companies, please see Note 3 of Notes to Condensed Consolidated Financial Statements.

Interest Expense:  Interest expense primarily relates to our borrowings under various bridge loans and short-term facilities to fund some of our recent acquisitions. Additionally, in January 2006, we issued $5.75 billion in notes to fund the Siebel acquisition and for general corporate purposes. These notes, which were issued in three tranches, mature in January 2009, January 2011 and January 2016, respectively.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest expense	$49	-15%	-15%	$58	$86	25%	26%	$69

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005:  Interest expense decreased in the third quarter of fiscal 2006 due to higher average interest rates on our borrowings in the prior year corresponding period. Interest expense in the third quarter of fiscal 2005 primarily related to a $9.2 billion bridge loan entered into in December 2004 in connection with the PeopleSoft acquisition and repaid in full as of May 2005; whereas, interest expense in the third quarter of fiscal 2006 includes the effect of the $5.75 billion senior notes issued in January 2006 as well as additional borrowings on our commercial paper program. We expect that interest expense will increase in future quarters due to our January 2006 note issuances.

First Nine Months Fiscal 2006 Compared to First Nine Months Fiscal 2005:  Interest expense increased in the first nine months of fiscal 2006 compared to the prior year corresponding period due to higher average borrowings related to outstanding balances under our commercial paper program and unsecured loan facility as well as the $5.75 billion senior notes issued in January 2006. Interest expense in the first nine months of fiscal 2005 primarily reflects interest under our $9.2 billion bridge loan.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to equity securities, including equity in earnings of equity method investments, and the minority interest share in the net profits of Oracle Japan.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$50	-13%	-12%	$57	$99	-28%	-27%	$137
Foreign currency gains (losses)	16	*	*	(7)	29	*	*	(18)
Net investment gains related to equity securities	8	*	*	—	12	*	*	1
Minority interest	(9)	13%	13%	(8)	(27)	-3%	-3%	(27)
Other	10	-21%	-22%	17	25	15%	17%	24

Total non-operating income, net	$75	27%	28%	$59	$138	18%	19%	$117

*	not meaningful

The increase in non-operating income, net in the third quarter and first nine months of fiscal 2006 compared to the prior year comparable period is primarily due to higher foreign currency gains partially offset by lower interest income. The increase in foreign currency gains primarily relates to the Chinese currency revaluation in July 2005. The decrease in interest income is primarily due to lower cash and short-term investment balances as a result of using available cash for the pay down of commercial paper borrowings. In the third quarter and first nine months of fiscal 2006, the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 2.04% to 3.41% and 1.85% to 2.72%, respectively.

Provision for Income Taxes:  The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, if earnings are higher than anticipated in countries where we have higher statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

The provision for income taxes increased in the third quarter and first nine months of fiscal 2006 due to higher earnings, partially offset by a lower effective tax rate. The decrease in the effective tax rate from 30.0% in the third quarter and first nine months of fiscal 2005 to 29.0% in the third quarter and first nine months of fiscal 2006 is attributable to a higher ratio of earnings from lower tax rate jurisdictions.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2006	Change	May 31, 2005
Working capital	$5,333	1,285%	$385
Cash, cash equivalents and marketable securities	$7,764	63%	$4,771

Working capital:  The increase in working capital as of February 28, 2006 is primarily due to the $5.75 billion senior notes issued in January 2006 as well as greater cash flows from operations from higher sales volumes, partially offset by cash used to pay for acquisitions and to reduce other debt obligations.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. Cash, cash equivalents and marketable securities include $2.8 billion held by our foreign subsidiaries as of February 28, 2006. The increase in cash, cash equivalents and marketable securities is due to greater cash flows from operations from higher sales volumes as well as the $5.75 billion senior notes issued in January 2006 and the collection of trade receivables, partially offset by cash used to pay for acquisitions and to reduce other debt obligations.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 53 at February 28, 2006 compared with 56 days at May 31, 2005. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue related to adjusting the carrying value for deferred support revenues acquired to its estimated fair value. The decline in days sales outstanding from May 2005 to February 2006 is due to more timely collections as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percentage of total revenues increased resulting in higher cash collections and lower days sales outstanding.

	Nine Months Ended February 28,
(Dollars in millions)	2006	Change	2005
Cash provided by operating activities	$2,862	12%	$2,557
Cash used for investing activities	$(2,952)	-51%	$(6,055)
Cash provided by financing activities	$3,160	-51%	$6,421

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales, and to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes, facilities and technology costs.

Cash provided by operating activities increased in the first nine months of fiscal 2006 primarily due to higher sales volumes and higher net income, excluding non-cash charges, partially offset by increased income taxes paid attributable to the repatriation of the maximum dividend available under the American Jobs Creation Act of 2004 and the timing of tax payments as a result of acquisitions. Additionally, cash flows in the prior year period include higher cash collections associated with PeopleSoft pre-acquisition receivables.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities decreased in the first nine months of fiscal 2006 primarily due to lower cash payments for acquisitions, net of cash acquired. Investing cash outflows in the first nine months of fiscal 2005 include cash paid for our acquisition of PeopleSoft, whereas investing cash outflows in the first nine months of fiscal 2006 primarily relates to our acquisition of Siebel Systems and our equity investment purchases in i-flex.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase activity.

Cash provided by financing activities decreased in the first nine months of fiscal 2006 primarily due to higher net borrowings in the prior year corresponding period, partially offset by lower stock repurchases. Financing cash inflows, net of repayments in the first nine months of fiscal 2005, relate to our $9.2 billion bridge loan facility borrowed to finance the PeopleSoft acquisition. Financing cash inflows in the first nine months of fiscal 2006 relate to proceeds from our $5.75 billion senior notes issued in January 2006 to finance the Siebel acquisition and for general corporate purposes, net payments under our commercial paper program and repayments of other short-term borrowings.

In the first nine months of fiscal 2006, we reduced the level of our stock repurchase program in order to repay debt obligations and fund acquisitions. In connection with our acquisition of Siebel Systems in January 2006, we issued approximately 141 million shares of common stock. We expect to use a portion of our proceeds from our $5.75 billion senior notes issued to repurchase common stock beginning in the fourth quarter of fiscal 2006.

Free cash flow:  To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flow generated from operations. We believe free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2006	Change	2005
Cash provided by operating activities	$3,857	8%	$3,575
Capital expenditures (1)	$(199)	2%	$(195)

Free cash flow	$3,658	8%	$3,380

Net income	$3,103	9%	$2,854
Free cash flow as a percent of net income	118%		118%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. For the nine months ended February 28, 2006 and 2005, $253 million and $235 million or approximately 9% and 10% of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of February 28, 2006:

	Year Ending May 31,
(Dollars in millions)	Total	2006	2007	2008	2009	2010	2011	Thereafter
Balance Sheet Contractual Obligations:
Principal payments on short-term borrowings and long-term debt (1)	$6,075	$188	$156	$—	$1,500	$—	$2,242	$1,989
Capital leases (2)	7	1	3	3	—	—	—	—

Total balance sheet contractual obligations	6,082	189	159	3	1,500	—	2,242	1,989
Other Contractual Obligations:
Interest payments on short-term borrowings and long-term debt (1)	1,860	20	300	290	271	217	225	537
Operating leases (3)	1,495	78	278	228	199	165	130	417
Purchase obligations (4)	60	28	22	9	1	—	—	—
Funding commitments (5)	8	8	—	—	—	—	—	—

Total other contractual obligations	3,423	134	600	527	471	382	355	954

Total contractual obligations	$9,505	$323	$759	$530	$1,971	$382	$2,597	$2,943

(1)	Short-term borrowings and long-term debt consists of the following as of February 28, 2006:

Principal Balance
Floating rate senior notes due January 2009 (effective interest rate of 4.81%)	$1,500
5.00% senior notes due January 2011, net of discount of $8	2,242
5.25% senior notes due January 2016, net of discount of $11	1,989
6.91% senior notes due February 2007 (effective interest rate of 6.86%)	150
OTC Loan Facility due May 2006 (effective interest rate of 4.79%)	188
Other	6

Total	$6,075

Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of February 28, 2006 for variable rate borrowings and borrowings for which we have entered into interest-rate swap agreements. Interest payments also reflect future accretion of notes issued at a discount. See ‘Recent Financing Activities’ below as well as Note 6 of Notes to Condensed Consolidated Financial Statements for additional information related to our borrowings.
(2)	Represents remaining payments under capital leases of computer equipment assumed from acquisitions.
(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $650 in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at February 28, 2006.
(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.
(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

One of our subsidiaries signed a letter of intent and placed an initial deposit of $34 million to purchase land and buildings for approximately $333 million in the third quarter of fiscal 2006 and subsequently signed a definitive agreement in March 2006. Future remaining obligations under this agreement are approximately $32 million in fiscal 2006, $67 million in fiscal 2007 and $200 million in fiscal 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Financing Activities

In January 2006, we issued $1.5 billion of floating rate senior notes (2009 Notes), $2.25 billion of 5.00% senior notes (2011 Notes) and $2.0 billion of 5.25% senior notes (2016 Notes) (collectively, the $5.75 billion senior notes) to finance the Siebel acquisition and for general corporate purposes. The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year, the 2011 Notes bear interest at the rate of 5.00% per year, and the 2016 Notes bear interest at the rate of 5.25% per year. Interest is payable quarterly for the 2009 Notes and semi-annually for the 2011 Notes and 2016 Notes. The effective interest yield of the 2009 Notes, 2011 Notes and 2016 Notes at February 28, 2006 was 4.81%, 5.09% and 5.33%, respectively. We may redeem the 2009 Notes after January 2007 and may redeem the 2011 Notes and 2016 Notes at any time, subject to a make-whole premium.

The $5.75 billion senior notes were sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (Securities Act), and in offshore transactions pursuant to Regulation S under the Securities Act. We entered into a registration rights agreement for the benefit of the holders of the $5.75 billion senior notes as we intend to register a series of notes with the Securities and Exchange Commission having substantially identical terms as each series of the $5.75 billion senior notes as part of a planned exchange offer. If we fail to perform our registration obligations set forth in the registration rights agreement, current holders of the $5.75 billion senior notes will be entitled to additional interest of 0.25% per year until such obligations are fulfilled.

In February 2006, we entered into dealer agreements with various financial institutions and an Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, relating to a new $3.0 billion commercial paper program (the New CP Program). Under the New CP Program, we may issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. The New CP Program replaces the $3.0 billion commercial paper program of Old Oracle which was established in April 2005 and was terminated in February 2006 (the Old CP Program). We did not have any outstanding borrowings under the New CP Program at February 28, 2006.

On March 15, 2006, we entered into a new $3.0 billion, 5-Year Revolving Credit Agreement (New Credit Agreement) with Wachovia Bank, National Association, Bank of America, N.A. and certain other lenders. The New Credit Agreement replaces the $3.0 billion 364-day Revolving Credit Agreement dated as of March 18, 2005 (Old Credit Agreement), which otherwise would have expired on March 17, 2006. The New Credit Agreement provides for an unsecured revolving credit facility which can be used to backstop any commercial paper that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the New Credit Agreement, we may borrow, prepay and re-borrow amounts under the facility at any time during the term of the New Credit Agreement. All amounts under the New Credit Agreement are due on March 14, 2011. Interest is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate.

The New Credit Agreement also provides that (i) standby letters of credit may be issued on behalf of Oracle up to $500 million; and (ii) any amounts borrowed and letters of credit issued may be in Japanese Yen, Pounds Sterling and Euros up to $1.5 billion. We may also, upon the agreement of either then existing lenders or of additional banks not currently party to the New Credit Agreement, increase the commitments under this facility up to $5.0 billion. The New Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the total net debt to total capitalization ratio of Oracle not exceed 45%. We have not borrowed any funds under the New Credit Agreement.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures, contractual obligations and investment needs.

In addition, we believe we could fund other acquisitions and repurchase common stock with our internally available cash and investments, cash generated from operations, amounts available under our credit facilities, additional borrowings or from the issuance of additional securities.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution for each of the last three full fiscal years has been less than 2.0% and has averaged 1.1% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At February 28, 2006, 7% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions or to repay indebtedness. At February 28, 2006, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 10.1%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 25,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 25,000 shares to non-executive officers and employees.

Options granted from June 1, 2002 through February 28, 2006 are summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2002	454
Options granted (1)	394
Options exercised	(204)
Forfeitures	(108)

Options outstanding at February 28, 2006	536

Average annualized options granted, net of forfeitures	76
Average annualized stock repurchases	140

Shares outstanding at February 28, 2006	5,312
Weighted-average shares outstanding from June 1, 2002 through February 28, 2006	5,208

Options outstanding as a percent of shares outstanding at February 28, 2006	10.1%

In the money options outstanding (based on our February 28, 2006 stock price) as a percent of shares outstanding at February 28, 2006	6.9%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2002 through February 28, 2006	1.5%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2002 through February 28, 2006	-1.2%

(1)	Includes 178 options assumed in connection with acquisitions.

Generally, we grant stock options to our existing employees on an annual basis. During the first nine months of fiscal 2006, we made our annual grant of options and other grants to purchase approximately 64.2 million shares, which were partially offset by forfeitures of options to purchase 30.8 million shares.

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussed previously, highlights some of these risks. For purposes of the following risk factors, the terms “Oracle,” “we,” “us” and “our” refer to Oracle and its consolidated subsidiaries.

Economic, political and market conditions can adversely affect our revenue growth and profitability.  Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for enterprise computer software and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments, such as the war on terrorism.

A general weakening of the global economy, or a curtailment in government spending, could delay and decrease customer purchases. In addition, the war on terrorism, the war in Iraq and the potential for other hostilities in various parts of the world, as well as natural disasters, continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These factors generally have the strongest effect on our sales of software licenses, and to a lesser extent, also affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A variation in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms. In addition, for companies we acquire, we will have limited experience for several quarters following the acquisition regarding how their pipelines will convert into sales or revenues and their conversion rate post-acquisition may be quite different from their historical conversion rate. Because a substantial portion of our new software license revenue contracts is completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large new software license transactions could cause our quarterly new software licenses revenues to fall significantly short of our predictions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.  Rapid technological advances and evolving standards in computer hardware, software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. If we are unable to develop new products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or renew software license updates and product support. In addition, standards for network protocols, as well as other industry adopted and de facto standards for the internet, are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We are developing a next generation applications platform that is planned to combine the best features, flows and usability traits of the Oracle, PeopleSoft, JD Edwards and Siebel applications. We have also acquired several other application product lines, which will need to be optimized for the next generation platform. If we do not develop and release theses products within the anticipated time frames, if there is a delay in market acceptance of the product line, or if we do not timely optimize complementary product lines, our applications business may be adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  An active acquisition program is an important element of our corporate strategy. We expect to continue to acquire companies, products, services and technologies. On January 31, 2006, we completed the acquisition of Siebel Systems, Inc. for a total purchase price of approximately $6.1 billion. Including the Siebel acquisition, in the last two years, we have paid an aggregate of approximately $19 billion for acquisitions. Risks we may encounter in acquisitions include:

•	the acquisition may not further our business strategy, or we may pay more than it is worth;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew software license updates and product support, if we are unable to sell the acquired products to our customer base or if acquired contract models do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition, as we did recently when we issued and sold $5.75 billion in senior notes to fund the purchase of Siebel and for general corporate purposes;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may have multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	we may assume pre-existing contractual relationships which we otherwise would not have entered into and exiting or modifying such relationships may be costly to us and disruptive to customers;

•	our due diligence process may fail to identify technical problems, such as issues with the company’s product quality or product architecture or unlicensed use of technology, including, for example, improperly incorporated open source code;

•	we may have legal and tax exposures or lose anticipated tax benefits as a result of unforeseen difficulties in our legal entity merger integration activities;

•	we may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our ongoing business may be disrupted and our management’s attention may be diverted by transition or integration issues;

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or number of acquisitions.

PeopleSoft’s Customer Assurance Program may expose us to substantial liabilities if triggered.  In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of its acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should Oracle fail to take certain business actions for a fixed period of time subsequent to the acquisition. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired a controlling interest in PeopleSoft. We have concluded that, as of the date of the PeopleSoft acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of February 28, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when a significant number of these provisions begin to expire. The last CAP obligation will expire on December 31, 2008. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP.

In addition, while no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. While we have taken extensive steps to assure customers that we intend to continue developing and supporting the PeopleSoft line of products, PeopleSoft customers may assert claims for CAP payments.

We may need to change our pricing models to compete successfully.  The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broadly-based changes to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. In addition, if we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases or lower spending. The increase in open source software distribution may also cause us to change our pricing models.

We may be unable to compete effectively in a range of markets within the highly competitive software industry.  Many vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business outsourcing as a competitive alternative to buying software. Some of these competitors have greater financial or technical resources than we do. Also, our competitors who offer business applications and application server products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose market share if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property free. Existing or new competitors could gain market share in any of our markets at our expense.

Our periodic sales force restructurings can be disruptive.  We continue to rely heavily on our direct sales force. We have in the past restructured or made other adjustments to our sales force in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, sales force restructurings have generally resulted in a temporary lack of focus and reduced productivity; these effects could recur in connection with future acquisitions and other restructurings and our revenues could be negatively affected.

Disruptions of our indirect sales channel could affect our future operating results.  Our indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant or if the financial condition of our channel participants were to weaken. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and market share.

Charges to earnings resulting from past acquisitions may adversely affect our operating results.  Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•	impairment of goodwill;

•	charges for the amortization of identifiable intangible assets and for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain Oracle pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

We have incurred charges to earnings associated with recent acquisitions of $599 million for the fiscal year ended May 31, 2005 and $582 million for the nine months ended February 28, 2006 on a pre-tax basis. Charges to earnings associated with acquisitions include amortization of intangible assets, in-process research and development as well as other acquisition related charges, restructuring and stock-based compensation associated with assumed stock awards. Charges to earnings in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. See “Supplemental Disclosure Related to Acquisition Accounting” discussed previously, as well as in Part II, Item 7 of the Oracle 10-K, as amended, for additional information about charges to earnings associated with our recent acquisitions.

We expect to continue to incur additional costs associated with combining the operations of our previously acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.  We derive a substantial portion of our revenues, and have significant operations, outside of the United States. Our international operations include software development, sales, customer support and shared administrative service centers. We are subject to a variety of risks, including those related to general economic conditions in each country or region, regulatory changes, political unrest, terrorism and the potential for other hostilities, particularly in areas in which we have significant operations. We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, overlapping tax regimes, fluctuations in currency exchange rates, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In November 2005, we acquired an approximately 43% equity position in i-flex Solutions Limited, a publicly traded Indian software company focused on the banking industry. In March 2006, we increased our equity position in i-flex to approximately 48%. As a major shareholder of an international entity, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control or obtain financial and other information on a timely basis.

We may experience foreign currency gains and losses.  We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the United States dollar positively affected revenues and operating results in fiscal 2005 and the first quarter of fiscal 2006, but negatively affected revenues and operating results in the second and third quarters of fiscal 2006. If the dollar continues to strengthen relative to other currencies in the future, our revenues and operating results will be adversely affected.

Our foreign currency transaction gains and losses, primarily related to sublicense fees and other agreements among us and our subsidiaries and distributors, are charged against earnings in the period incurred. We enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies, but we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge foreign currencies.

Oracle On Demand may not be successful.  We offer Oracle On Demand outsourcing services for our applications and database technology, delivered either at Oracle or at a customer designated location. Oracle On Demand also includes several product lines we have acquired. Our Oracle On Demand business model continues to evolve and we may not be able to compete effectively or generate significant revenues. This business is subject to a variety of risks including:

•	demand for these services may not meet our expectations;

•	we may not be able to operate this business at an acceptable profit level;

•	we manage critical customer applications, data and other confidential information through Oracle On Demand and thus would face increased exposure to significant damage claims in the event of system failures or inadequate disaster recovery or misappropriation of customer confidential information;

•	we may face regulatory exposure in certain areas such as data privacy, data security and export compliance, as well as workforce reduction claims as a result of customers transferring their information technology functions to us;

•	the laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of offshore resources; changes in these laws could affect our ability to provide services from or to some locations and could increase both the cost and risk associated with providing the services; and

•	our Oracle On Demand offerings may require large fixed costs such as for data centers, computers, network infrastructure and security.

We may be unable to hire enough qualified employees or we may lose key employees.  We rely on the continued service of our senior management and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

Part of our total compensation program includes stock options. If our stock price performs poorly it may adversely affect our ability to retain or attract key employees. In addition, since we are required to expense all stock-based compensation no later than the beginning of fiscal 2007, we may change both our cash and stock-based compensation practices. Some of the changes we are considering or have already implemented include the reduction in the number of employees granted options, a reduction in the number of options granted, the reduction of benefits under the employee stock purchase plan and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

We might experience significant errors or security flaws in our products and services.  Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. In addition, we run our own business operations, Oracle On Demand, and other outsourcing, support and consulting services, on our products and networks and any security flaws, if exploited, could affect our ability to conduct business operations. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. The detection and correction of any security flaws can be time consuming and costly.

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. In the first nine months of fiscal 2006, our research and development expenses were $1,335 million, or 14% of our total revenues. Our plans for the remainder of fiscal 2006 include significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years if at all.

We may not be able to protect our intellectual property.  We rely on a combination of copyright, patent, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

Third parties may claim we infringe their intellectual property rights.  We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents continues to increase. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected. A patent infringement case is discussed under Note 15 in our Notes to Condensed Consolidated Financial Statements.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.  We derive revenues from contracts with the United States government, state and local governments and their respective agencies, who may terminate most of these contracts at any time, without cause.

There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels are subject to government funding.

Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. For example, there is a U.S. government investigation of PeopleSoft’s pricing practices prior to our acquisition under multiple award schedule contracts. While we do not believe that this investigation will result in material damages, we could be subject to similar investigations or actions in the future.

Business disruptions could affect our operating results.  A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our On Demand offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be materially and adversely affected.

We may have exposure to additional tax liabilities.  As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We recently finalized one bilateral Advance Pricing Agreement and currently are negotiating an additional bilateral agreement to cover the period from June 1, 2001 through May 31, 2008.

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities. Our acquisition activities may increase our non-income tax exposures.

Our stock price could become more volatile and your investment could lose value.  All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk.  Based on our intentions regarding our investments, we classify our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are reported on the balance sheet at amortized cost. Available-for-sale securities are reported at market value. Auction rate securities, which are classified as available-for-sale, are reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. As a majority of our investments are held-to-maturity, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For the three months ended February 28, 2006, total interest income was $50 million with investments yielding an average 3.41% on a worldwide basis. This interest rate level was up approximately 137 basis points from 2.04% for the three months ended February 28, 2005. If overall interest rates fell by a similar amount (137 basis points) in the third quarter of fiscal 2006, our interest income would decline approximately $24 million, assuming consistent investment levels.

The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at February 28, 2006. The cash, cash equivalent and marketable securities balances approximate fair value at February 28, 2006:

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$6,921	3.85%
Marketable securities	843	1.68%

Total cash, cash equivalents and marketable securities	$7,764	3.62%

The following table includes the United States dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at February 28, 2006
Japanese Yen	$692
Euro	455
Chinese Renminbi	249
British Pound	210
Canadian Dollar	176
Australian Dollar	112
South African Rand	104
Other currencies	813

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$2,811

Interest Expense Rate Risk.  Borrowings as of February 28, 2006 were $6.1 billion, consisting of $4.3 billion of fixed rate borrowings and $1.8 billion of variable rate borrowings. Interest expense for the three months ended February 28, 2006 was $49 million. Based on effective interest rates at February 28, 2006, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $9 million annually.

(Dollars in millions)	Borrowings	Effective Interest Rate
Floating rate senior notes due January 2009 (1)	$1,500	4.81%
OTC Loan Facility due May 2006 (2)	188	4.79%
6.91% senior notes due February 2007 and related interest rate swap (3)	150	6.86%

Total borrowings subject to variable interest rate fluctuations	$1,838

(1)	The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year.
(2)	Borrowings under the OTC Loan Facility bear interest at a rate per annum equal to a rate based on the London interbank offered rate from time to time plus a margin, which fluctuates based upon the ratings assigned from time to time by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services to our senior unsecured long-term debt.
(3)	We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying condensed consolidated statements of operations were $11.3 million and $(26.7) million in the nine months ended February 28, 2006 and 2005, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated $(0.3) million as of February 28, 2006.

Net Investment Risk.  Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the ineffectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in non-operating income, net.

At February 28, 2006, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was nominal as of February 28, 2006. The Yen investment hedge has a notional amount of $572.0 million and an exchange rate of 115.4 Yen per United States dollar.

Net gains (losses) on investment hedges reported in stockholders’ equity were $45.2 million and $(39.9) million in the nine months ended February 28, 2006 and 2005, respectively. Net gains on investment hedges reported in non-operating income, net were $16.9 million and $9.0 million in the nine months ended February 28, 2006 and 2005, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.  The Company’s management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, the Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The material set forth in Note 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Programs

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2004. From the inception of the stock repurchase program to February 28, 2006, a total of 1.8 billion shares have been repurchased for approximately $20.7 billion. We did not repurchase any shares in the third quarter of fiscal 2006. At February 28, 2006, approximately $1.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

On January 31, 2006, we announced our plan to repurchase common stock equivalent to the amount of common stock issued in connection with the Siebel acquisition. Our Board of Directors has approved a separate program to repurchase 140,720,666 shares of our common stock, which is equivalent to the amount of common stock issued to former Siebel stockholders. We expect to repurchase these shares beginning in the fourth quarter of fiscal 2006.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger dated as of September 12, 2005, as amended, by and among Oracle Systems Corporation (formerly named Oracle Corporation), Siebel Systems, Inc., Oracle Corporation, Ozark Merger Sub Inc. and Sierra Merger Sub Inc. (Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K12G3 filed February 6, 2006).

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation (Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K12G3 filed February 6, 2006).

3.02	Amended and Restated Bylaws of Oracle Corporation (Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K12G3 filed February 6, 2006).

10.01	First Amendment dated as of January 5, 2006, to the 364-Day Revolving Credit Agreement dated as of March 18, 2005, among Oracle Systems Corporation and the lenders and agents named therein (Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed January 11, 2006).

10.02	First Amendment dated as of January 5, 2006, to the Facility Agreement between Oracle Technology Company and ABN AMRO Bank, N.V. and the Guaranty by Oracle Systems Corporation for the benefit of ABN AMRO Bank, N.V., each dated as of May 20, 2005 (Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed January 11, 2006).

10.03	$5,000,000,000 364-Day Term Loan Agreement dated as of January 5, 2006, among Oracle Corporation, Oracle Systems Corporation and the lenders and agents named therein (Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed January 11, 2006).

Exhibit Number	Exhibit Title
10.04	Indenture dated as of January 13, 2006, among Oracle Corporation, Oracle Systems Corporation and Citibank, N.A. (Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed January 20, 2006).

10.05	Oracle Corporation and Oracle Systems Corporation Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated as of January 13, 2006, among Oracle Corporation, Oracle Systems Corporation and Citibank, N.A., together with the Forms of Floating Rate Note due 2009, 5.00% Note due 2011 and 5.25% Note due 2016 (Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed January 20, 2006).

10.06	Preferred Share Rights Agreement between Oracle Corporation and Computershare Trust Company, N.A., as rights agent, dated as of January 31, 2006 (Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K12G3 filed February 6, 2006).

10.07	Form of Commercial Paper Dealer Agreement relating to the $3,000,000,000 Commercial Paper Program (Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed February 9, 2006).

10.08	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006 (Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed February 9, 2006).

10.09	$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein (Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed March 21, 2006).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: April 10, 2006	By:	/S/ SAFRA A. CATZ

Safra A. Catz President, Chief Financial Officer and Director

Date: April 10, 2006	By:	/S/ JENNIFER L. MINTON

Jennifer L. Minton Senior Vice President, Global Finance and Operations and Chief Accounting Officer