Form 10-K
period 2006-05-31
ORACLE CORP
filed 2006-07-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $50,563,353,103 based on the number of shares held by non-affiliates of the registrant as of May 31, 2006, and based on the reported last sale price of common stock on November 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of July 17, 2006: 5,238,329,303

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on October 9, 2006.

ORACLE CORPORATION

FISCAL YEAR 2006

FORM 10-K

ANNUAL REPORT

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2007 fiscal year, which runs from June 1, 2006 to May 31, 2007.

PART I

Item 1.	Business

General

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations.

Our goal is to offer customers scalable, reliable, secure and integrated database, middleware and applications software that provides transactional efficiencies, adapts to an organization’s unique needs and allows better ways to access and manage information at a low total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets. In fiscal 2006, we focused on strengthening our market position and enhancing our existing portfolio of products and services as well as acquiring and integrating businesses that we believe will improve our competitive position, expand our customer base, provide greater scale to increase our research and development and accelerate innovation.

An active acquisition program is an important element of our corporate strategy. In the last two years, we have paid an aggregate of $19.5 billion for our acquisitions, including PeopleSoft, Inc. and Siebel Systems, Inc. Our planned legal-entity mergers, information system conversions and integration related to these acquisitions are substantially complete. We expect to complete all other planned integration activities in the next three months. We expect to continue to acquire companies, products, services and technologies.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977. The corporate entity structure was reorganized in January 2006 in connection with our acquisition of Siebel Systems. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the reorganization.

Software and Services

We are organized into two businesses, software and services, which are further divided into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education. Our software business represented 80%, 80% and 79% of total revenues and our services business represented 20%, 20% and 21% of total revenues in fiscal 2006, 2005 and 2004, respectively. See Note 15 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Software Business

New Software Licenses

New software licenses include the licensing of database and middleware software, which consists of Oracle Database and Oracle Fusion Middleware, as well as applications software. Our technology and business solutions are based on an internet model comprised of interconnected database servers, application servers, web servers and computers as well as mobile devices running web browsers. This architecture enables users to access business data and applications through a universally adopted web browser interface, while providing enterprises the most efficient and cost effective method of managing business information and applications.

In an internet model, database servers manage and protect the underlying business information, while application servers run the business applications that automate a myriad of business functions. We have focused on concepts such as global single instance application deployment that establishes fewer, high quality databases of important business information, rather than dozens or hundreds of disparate databases that are difficult to synchronize and coordinate. Our integrated, component-based architecture provides high quality business information and can be adapted to the specific needs of any industry or application. Oracle technology operates on single server or clustered server configurations, and supports a choice of operating systems including Linux, UNIX and Windows.

New software license revenues include fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products provides for an initial fee to use the product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements restricted by the number of employees or the license term. New software license revenues represented 34%, 35% and 35% of total revenues in fiscal 2006, 2005 and 2004, respectively.

Database and Middleware Software

Our grid software provides a cost-effective, high-performance platform for running and managing business applications for small and midsize businesses to large global enterprises. With an increasing focus on low-cost, high volume server and storage components, Oracle grids are designed to accommodate demanding business environments, while providing the ability to assign and reassign computing power to various applications. This ability to reconfigure computing resources as needed simplifies computing capacity, planning and procurement. With an Oracle grid infrastructure, customers can reduce the need to purchase additional hardware and can reduce the risk of too little computing power during high traffic periods. New software license revenues from database and middleware products represented 73%, 81% and 82% of new software license revenues in fiscal 2006, 2005 and 2004, respectively.

Database

The Oracle database management system is a key component of a grid infrastructure enabling the storage, manipulation and retrieval of all forms of data including traditional relational data, XML data, OLAP cubes and unstructured data such as documents, spreadsheets and images. Oracle Database 10g, which is designed for grid computing, is available in four editions: Express Edition, Standard Edition One, Standard Edition and Enterprise Edition. All editions are built using the same common code base, which means that database applications can easily scale from small, single processor servers to clusters of multi-processor servers without changing a line of code. Additional options to the Oracle Database are available, including Real Application Clusters, as well as other products including Collaboration Suite, Enterprise Manager and Secure Enterprise Search.

Real Application Clusters

The Oracle Database is unique in that it runs applications with a very high degree of scalability and reliability across multiple low cost computers clustered together. This is achieved by using Oracle Real Application Clusters, a clustered configuration of the Oracle Database that creates a single, scalable and fault tolerant database shared across an interconnected cluster of servers. Clustering database servers dramatically increases system reliability as the server is no longer a single point of failure. To scale computing capacity, customers can simply add servers to their cluster and the database software adapts to utilize the additional computing resources. Clustering significantly improves application scalability and availability without requiring users to modify their applications or purchase additional computing capacity. Customers can achieve significant cost savings by using clusters of small, low-cost servers instead of larger, more expensive computers and by eliminating the need for dedicated fail-over servers.

Collaboration Suite

Oracle Collaboration Suite is a single, integrated suite that manages email and voicemail messages, facsimiles, calendaring, conferencing, instant messaging, file sharing, search and workflow. The Oracle Collaboration Suite centralizes administration and lowers operating costs by consolidating email and file servers. Additionally, users are provided with one folder for their email, files, voicemail and facsimile messages. The Oracle Collaboration Suite is built on the Oracle Database and Oracle Fusion Middleware, supports enterprise-scale implementations and offers high-availability features such as rapid server failover, disaster recovery and automated backup. With Oracle Collaboration Suite, users access all their communications content via desktop applications, the internet, personal digital assistants or mobile phones, improving communication and collaboration.

Enterprise Manager

Oracle Enterprise Manager 10g is designed to monitor and manage the Oracle software infrastructure as well as applications and business services in diverse IT environments. Oracle Enterprise Manager 10g is designed to monitor service levels and performance, automate tasks, complete backup and recovery, among other things, in a unified way and across groups of computers, or grids. Provisioning automates the discovery, tracking and scheduling of software patches and will allow administrators to apply patches without taking the system down using rolling upgrades. Additionally, administrators can manage systems from anywhere through an HTML browser and through wireless PDAs.

Secure Enterprise Search

Oracle Secure Enterprise Search provides an internet-like search experience to users searching secure content inside the enterprise. Oracle Secure Enterprise Search indexes and searches public, private and shared content across internal and external web sites, databases, file servers, document repositories, enterprise content management systems, applications and portals. Oracle Secure Enterprise Search has built-in functionality that permits users to see only search results leading to information for which they have authorized access. The product features a simple web interface allowing for efficient administration and management. Additionally, users can access the search engine through web-based user interfaces and perform traditional keyword searches that provide results in a format similar to conventional web searches.

Middleware

Oracle Fusion Middleware is the brand for Oracle’s portfolio of middleware products, which include Oracle Application Server, Oracle Business Intelligence, Oracle Developer Suite and Oracle Service Oriented Architecture Suite, among others. Oracle Fusion Middleware’s hot-pluggable architecture is built on industry standards such as J2EE, Business Process Execution Language (BPEL) and other web services standards. Using Oracle Fusion Middleware enables customers to easily integrate heterogeneous business applications, automate business processes, and leverage their existing applications, systems and technology investments. In addition, Oracle Fusion Middleware supports multiple development languages and tools, allowing developers to build and deploy web services, web sites, portals and web-based applications. Oracle’s middleware is used to support Oracle applications, as well as other enterprise applications and independent software vendors that use Oracle Fusion Middleware as the basis to build their own custom applications.

Application Server

The foundation of Oracle Fusion Middleware is Oracle Application Server 10g. Designed for grid computing, Oracle Application Server 10g incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. Oracle Application Server 10g also provides a complete integration platform that is designed to simplify and accelerate business, application and data integration projects.

The Identity Management option for Oracle Application Server 10g makes it easier for companies to manage multiple identities and access privileges, which helps to safeguard information, critical systems and applications against unauthorized access.

Oracle Application Server 10g also includes Oracle Portal, which allows personalized portal sites to be rapidly developed and deployed, all with single sign-on and security. Portal sites are assembled using portlets, which are reusable interface components that provide access to web-based resources such as applications, business intelligence reports, syndicated content feeds and outsourced software services. With the wireless capability of Oracle Application Server 10g Enterprise Edition, portal sites can be made available to any wireless device.

Business Intelligence Suite

Oracle Business Intelligence Suite is a family of enterprise business intelligence products that unites Oracle’s existing business intelligence and middleware technology with Siebel Business Analytics to offer customers enterprise-wide business intelligence infrastructure and tools. Based on Oracle’s hot-pluggable business intelligence infrastructure, these products deliver a full spectrum of business intelligence requirements, including interactive dashboards, ad hoc query and analysis, proactive intelligence and alerts, enterprise reporting, real-time predictive intelligence and mobile analytics.

Current editions of the Oracle Business Intelligence Suite include the Oracle Business Intelligence Suite Enterprise Edition and Oracle Business Intelligence Suite Standard Edition. Oracle Business Intelligence Suite Enterprise Edition is open to any enterprise data source and optimized for Oracle or non-Oracle databases, allowing customers to integrate data from all their enterprise applications, including third party and customer applications. Oracle Business Intelligence Suite Standard Edition is optimized to work with Oracle data and applications.

Developer Suite

Oracle Developer Suite is an integrated suite of development tools designed to facilitate rapid development of internet database applications and web services. The Oracle Developer Suite contains application development and business intelligence tools and is built on internet standards such as Java, J2EE, XML and HTML.

The Oracle Developer Suite includes Oracle JDeveloper, a Java development environment for modeling, building, debugging and testing enterprise-class J2EE applications and web services. In addition, the suite contains Oracle Designer, a tool that allows developers to model business processes and automatically generate enterprise database applications, and Oracle Forms Developer, a development tool for building database applications that can be deployed unchanged in both internet and client/server based environments.

The Oracle Developer Suite also includes Oracle Warehouse Builder software that consolidates fragmented data and metadata pulled from packaged applications, custom applications and legacy applications. Oracle Warehouse Builder enables developers to graphically design the multidimensional database schema and to automatically generate and load the data warehouse.

Service-Oriented Architecture Suite

Oracle Service-Oriented Architecture (SOA) Suite is a complete set of service infrastructure components for creating, deploying, and managing SOA’s, including Oracle Developer 10g, Oracle BPEL Process Manager, Oracle Web Services Manager, Oracle Business Rules Engine, Oracle Business Activity Monitoring, and Oracle Enterprise Service Bus. Oracle SOA Suite enables services to be created, managed and orchestrated into composite applications and reconfigurable business processes, reducing development time and costs and increasing flexibility and response time. Oracle SOA Suite is hot-pluggable, enabling customers to easily extend and evolve their architectures instead of replacing existing investments.

Applications Software

Our applications strategy is centralized around protecting our customers’ current investments by providing lifetime support, continuous product enhancements and upgrades; extending the benefits of those investments by delivering new technologies such as Oracle Database 10g, Oracle Grid Computing and Oracle Service-Oriented Architecture designed to support Oracle Fusion Applications; and supporting our customers’ evolution to the next generation of enterprise software that best fits their needs, whether that is Oracle Fusion Applications or one of our four enterprise software lines: Oracle E-Business Suite, PeopleSoft Enterprise, JD Edwards EnterpriseOne | JD Edwards World and Siebel Business Applications. Developed to deliver business insights, adaptive industry processes, and a superior ownership experience, Oracle Applications enable efficient management of all core business functions, including customer relationship management (CRM), financial management, human resources and supply chain management. Each of our four enterprise applications product lines is offered as a fully integrated suite or available on a component basis, and all are built on open architectures and are designed for flexible configuration and open, multi-vendor integration.

Oracle’s applications combine business functionality with innovative technologies such as workflow and self-service applications, to enable users to lower the cost of their business operations by providing customers, suppliers and employees with self-service internet access to both transaction processing and critical business information. Companies can use self-service applications to automate a variety of business functions, such as customer service and support, procurement, expense reporting and reimbursement. Each product line is also available in multiple languages and currencies, enabling companies to support both global and local business practices and legal requirements.

Our applications can be tailored to offer customers a variety of industry-specific solutions. As part of our strategy, we strive to ensure that our applications portfolio addresses the major industry-influenced technology challenges of customers in key industries. With the acquisition of Siebel, we gained expertise in the vertical markets in which Siebel offered industry solutions. In addition, we recently expanded our offerings in certain industries, most notably in retail with our acquisitions of Retek, Inc. and several other companies; in banking with our majority interest in i-flex solutions limited; and in telecommunications with our recent acquisition of Portal Software, Inc.

We also offer a comprehensive set of analytic applications. Our analytic applications include capabilities such as corporate performance management, interactive dashboarding, embedded analytics and actionable intelligence for each business function and user role. All of our analytic solutions are hot-pluggable into existing operational systems, enabling customers to incorporate enhanced intelligence capabilities into Oracle, custom and third-party applications.

We enable customers to synchronize information in a single central location, from all systems throughout the enterprise to get an accurate, consistent view of company data from packaged, legacy or customer applications through products like Oracle Customer Data Hub and the Oracle Product Information Management Data Hub. Oracle Data Hubs are built on open standards and can integrate with third-party software, as well as all modules within the Oracle E-Business Suite.

New software license revenues from applications software represented 27%, 19% and 18% of new software license revenues in fiscal 2006, 2005 and 2004, respectively.

Fusion Applications

Oracle Fusion Applications represent the next generation of Oracle Applications, based on a service-oriented platform, built on open industry standards, extensible by customers and partners and interoperable with third party and existing installations. Fusion is being designed to leverage the best functionality and combine the best features, flows and usability traits of the Oracle E-Business Suite, PeopleSoft, JD Edwards and Siebel application products into one product line. We believe the resulting suite of applications will deliver a superior ownership experience through improved usability, adaptive business process automation, built-in business intelligence and industry-specific capabilities.

Applications Unlimited

We recently announced that we would continue to invest in enhancements to our current Oracle E-Business Suite, PeopleSoft, JD Edwards and Siebel applications products beyond the delivery of Oracle Fusion Applications. With the Applications Unlimited program, customers will not be required to migrate to Fusion Applications, but may choose to stay with their current product lines that will have dedicated development and support teams.

Software License Updates and Product Support

We seek to protect our customers’ current investments in Oracle technology and applications by offering lifetime support, product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period, which is typically one year. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Product support typically is provided by our global support centers. Software license updates and product support are generally priced as a percentage of the new software license fees. Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually. Software license updates and product support revenues represented 46%, 45% and 44% of total revenues in fiscal 2006, 2005 and 2004, respectively.

Services Business

Consulting

Oracle Consulting assists customers in accessing the business value in our applications and technology using business requirements analysis, design, configuration as well as support and other services such as preconfigured business flows. We deploy professionals globally through various blended delivery capabilities, including use of personnel from offshore delivery centers and applications solutions centers to leverage economies of scale for our customers. Consulting revenues represented 15%, 15% and 16% of total revenues in fiscal 2006, 2005 and 2004, respectively.

On Demand

On Demand (formerly advanced product services) includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. We recently expanded our Oracle On Demand offerings with the addition of Siebel’s CRM On Demand. We believe Oracle On Demand enables our customers to lower information technology costs and improve their business efficiency by having us manage for them the availability, security, performance and change management for our software. Advanced Customer Services consists of configuration and performance analysis, personalized support and annual on-site technical services. On Demand revenues represented 3% of total revenues in fiscal 2006, 2005 and 2004.

Education

We provide training to customers, partners and employees as part of our mission of accelerating the adoption of our technology around the world. Our training is provided primarily through public and private instructor-led classroom events, but is also made available through a variety of online courses and self paced media training on CD-ROMs. Education revenues represented 2% of total revenues in fiscal 2006, 2005 and 2004.

Marketing and Sales

Sales Distribution Channels

In the United States, we market our products and services primarily through our own sales and service organization. Sales and service employees are based in our headquarters and in field offices throughout the United States.

Outside the United States, we market our products and services primarily through our subsidiary sales and service organizations. Our subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. Our partners resell our products or combine our database, development tools and applications with computer hardware, software application packages or services for subsequent redistribution and/or implementation.

The Oracle Partner Network allows us to pursue new business opportunities through partners as well as with direct customers. Partners in the program include consultants, education providers, internet service providers, network integrators, resellers, independent software vendors and system integrators / implementers. Partners can also participate in the Oracle Technology Network. This program is specifically designed for the database administrator, internet developer and applications suite user communities. We provide applications, technology, education and technical support that enable our partners to effectively integrate our products into their business offerings. The combination of Oracle’s infrastructure and applications and our partners’ expertise broadens our exposure in new markets.

International Markets

We sell our products and provide services worldwide. Our geographic coverage allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for products. A summary of our domestic and international revenues and long-lived assets is set forth in Note 15 of Notes to Consolidated Financial Statements.

Cyclicality and Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our products and services have, at times, experienced weak economic conditions that have negatively affected revenues. Our quarterly results reflect distinct seasonality in the sale of our products and services, as our revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. See “Quarterly Results of Operations” in Item 7 for a more complete description of the cyclicality and seasonality of our revenues and expenses.

Customers

Our customer base consists of a significant number of businesses of many sizes and industries, government agencies, educational institutions and resellers. No single customer accounted for 10% or more of revenues in fiscal 2006, 2005 or 2004.

Competition

The enterprise software industry is intensely competitive and evolving rapidly. We compete in various segments of this industry including database software, middleware (business intelligence, application integration, portal server, J2EE application server, development tools and identity management), collaboration, development tools, enterprise applications and consulting/systems integration, among others. Total cost of ownership, performance, functionality, ease of use, standards-compliance, product reliability, security and quality of technical support are key competitive factors that face us in each of the areas in which we compete. Our customers are also demanding less complexity and lower cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software, which has led increasingly to our product offerings (database, middleware and applications) being viewed as a “stack” of software designed to work together. Our product sales (and the relative strength of our products versus our competitors) are also affected by the broader “platform” competition between industry-standard Java (J2EE) and Microsoft Corporation’s .NET programming environments and by operating system competition between Windows Server, Unix (Sun Solaris, HP-UX and IBM AIX) and Linux. Open source alternatives to commercial software in many of our primary markets, such as MySQL AB in database and Red Hat, Inc. / JBoss in application servers, and SugarCRM Inc. in applications are also impacting the competitive environment. These products are typically offered free of charge and are readily available over the Internet. Finally, so-called “on demand” offerings, such as those from salesforce.com, will continue to alter the competitive landscape.

In the sale of database software and related tools, scalability, reliability, availability and security are key competitive differentiators for us. Our competitors include International Business Machines Corporation, Microsoft, Sybase, Inc., NCR Corporation’s Teradata division, SAS Institute, Inc., Informatica Corporation, and the open source databases, MySQL and PostgreSQL, among others. Our ability to continually innovate and differentiate our database offering has enabled us to maintain our leading position in database software over our competitors.

In the sale of middleware products, our offerings include business intelligence, application integration, business process management (BPM), SOA, portal, J2EE application server, development tools and identity management software. Our ability to offer a full range of rich functionality in a standards-based, open architecture has been a key competitive differentiator. Our competitors include IBM, Microsoft, BEA Systems, Inc., SAP Aktiengesellschaft, Sun Microsystems Inc., Sybase and open source projects such as Red Hat / JBoss, Apache Geronimo and ObjectWeb, as well as other competitors in each element of our packaged functions. Business intelligence competitors include Actuate Corporation, Business Objects S.A., Cognos Incorporated, Hyperion Solutions Corporation, MicroStrategy, Inc., SAS Institute, open source Netezza Corporation, and others. Application server competitors include Borland Software Corporation, Fujitsu Software Corporation, Hitachi Software Engineering Co., Ltd., Adobe Systems Incorporated and others. Enterprise Application Integration competitors include webMethods, Inc., TIBCO Software, Inc., IONA Technologies PLC, Sonic Software Corporation, Sun Microsystems and others. BPM competitors include Lombardi Software, Inc., Savvion, Inc., Pegasystems Inc. and others. Enterprise portal vendors include Vignette Corporation, Novell, Inc., Fujitsu, and others. Identity management vendors include IBM, CA, Inc., Sun Microsystems, and Hewlett-Packard Company, among others. Open source vendors Red Hat, and Novell are also increasingly bundling middleware functionality with their respective Linux distributions, as evidenced by Red Hat’s recent acquisition of JBoss. As a package, our middleware solutions have experienced rapid growth in recent years relative to our competitors.

In the sale of collaboration products, we compete primarily with Microsoft (Exchange/Outlook), IBM (Domino/Notes), Novell (Groupwise) and WebEx Communications, Inc. In addition, we compete in the related content management markets with EMC Corporation (Documentum), FileNet Corporation, Percussion Software, Inc. and Vignette, among others.

In the sale of development tools, ease of use, standard-compliance and the level of abstraction (automated code generation) are key competitive differentiators. We compete against IBM (WebSphere Studio), Microsoft

(VisualStudio.NET), Sun Microsystems (Sun Studio), Sybase (PowerBuilder), open source Eclipse and others. The success of our development tools is closely related to the relative popularity of our platform (database and middleware) compared to our competitors, as well as the larger competition between Java and Microsoft’s .NET.

The sale of applications software, in particular, is changing rapidly due to the development and deployment of SOA and web services, application integration middleware as well as “software as a service” offerings, such as those from salesforce.com and RightNow Technologies Inc. in CRM applications. As a result of our acquisitions of PeopleSoft and Siebel, we presently offer several product lines, which are suited for different needs of customers in different industries. We compete against SAP, Lawson Software, Inc., Infor, Microsoft Dynamics (Great Plains, Solomon, Axapta, Navision), Sage, Inc., SSA Global Technologies, Inc. and many other application providers. These include numerous point solution providers such as Epicor Software Corporation (accounting), SunGard Data Systems Inc. (treasury), Kronos Incorporated (time and attendance), Taleo Corporation (recruitment), Callidus Software Inc. (compensation), Automatic Data Processing, Inc. (HR, payroll, and BPO), Ariba, Inc. (procurement), i2 Technologies, Inc. (supply chain management), MRO Software, Inc. (enterprise asset management), DSCI Corporation (logistics), Extensity (ERP), Broadvision, Inc. (marketing), Kana Software, Inc. (analytics), salesforce.com (sales force automation) and Amdocs Limited (customer service).

In addition, we compete with numerous specialized applications providers focused in specific vertical industries, such as financial services, retail, telecommunications and others. SAP is a major competitor in every industry vertical. Specialized industry vertical solutions such as retail and banking are also influenced heavily by the presence of customized solutions and in-house development.

With SOA, our packaged applications also compete with custom solutions either developed in-house or by large systems integrators such as Accenture Ltd. or IBM Global Services. Our pre-packaged applications also compete against business process outsourcers including ADP, Fidelity Investments, Ceridian Corporation, Hewitt-Cyborg Limited and others. Our application products are architected around a single database model, which we believe is a key differentiator between our most significant competitors and us.

In the sale of consulting and systems integration services, we both partner with and compete against Accenture Ltd., Electronic Data Systems Corporation, IBM Global Services, Bearing Point, Inc., CapGemini Group and many others.

Research and Development

We develop the majority of our products internally. In addition, we have acquired technology through business acquisitions. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments.

Research and development expenditures were $1.9 billion, $1.5 billion and $1.3 billion, or 13% of total revenues, in fiscal 2006, 2005 and 2004, respectively. As a percentage of new software license revenues, research and development expenditures were 38%, 37% and 36% in fiscal 2006, 2005 and 2004, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our database, middleware technology and applications software. We plan to continue to maintain and enhance the Oracle E-Business, PeopleSoft, JD Edwards and Siebel application suites in addition to investing in Oracle Fusion Applications.

Employees

As of May 31, 2006, we employed 56,133 full-time employees, including 13,534 in sales and marketing, 5,500 in license updates and product support, 16,435 in services, 14,432 in research and development and 6,232 in general and administrative positions. Of these employees, 23,209 were located in the United States and 32,924 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain international subsidiaries worker councils represent our employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations web site at www.oracle.com/investor as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

Executive Officers and Significant Employees of the Registrant

Our executive officers and significant employees are listed below. Unless otherwise indicated, each occupation set forth opposite an individual’s name and further described below refers to employment currently with Oracle and, prior to January 31, 2006, with Oracle Systems Corporation, formerly known as Oracle Corporation and currently a wholly owned subsidiary of Oracle. As of January 31, 2006, as part of the reorganization described in Note 1 of Notes to Consolidated Financial Statements through which Oracle Systems Corporation became a wholly owned subsidiary of Oracle, all of the executive officers of Oracle Systems Corporation were appointed executive officers of Oracle with the same titles.

Name	Office(s)
Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors
Safra A. Catz	President, Chief Financial Officer and Director
Charles E. Phillips, Jr.	President and Director
Keith G. Block	Executive Vice President, North America Sales and Consulting
Sergio Giacoletto	Executive Vice President, Europe, Middle East and Africa Sales and Consulting
Juergen Rottler	Executive Vice President, Oracle Support and Oracle On Demand
Charles A. Rozwat	Executive Vice President, Server Technologies
Derek H. Williams	Executive Vice President, Asia Pacific Sales and Consulting
John Wookey	Senior Vice President, Applications Development
Daniel Cooperman	Senior Vice President, General Counsel and Secretary
Jennifer L. Minton	Senior Vice President, Finance and Operations

Mr. Ellison, 61, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004 and from May 1990 to October 1992 and President from May 1978 to July 1996.

Mr. Henley, 61, has served as the Chairman of the Board since January 2004 and as a director since June 1995. He served as an Executive Vice President and Chief Financial Officer from March 1991 to July 2004. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Pacific Holding Company, a privately-held company with diversified interests in manufacturing and real estate, from August 1986 to February 1991. He also serves as a director of CallWave, Inc.

Ms. Catz, 44, has been Chief Financial Officer since November 2005 and a President since January 2004. She has served as a Director since October 2001. She was Interim Chief Financial Officer from April 2005 until July 2005. She served as an Executive Vice President from November 1999 to January 2004 and Senior Vice President from April 1999 to October 1999.

Mr. Phillips, 47, has been a President and has served as a Director since January 2004. He served as Executive Vice President Strategy, Partnerships, and Business Development, from May 2003 to January 2004. Prior to joining Oracle, Mr. Phillips was with Morgan Stanley & Co. Incorporated, a global investment bank, where he was a Managing Director from November 1995 to May 2003 and a Principal from December 1994 to November 1995. From 1986 to 1994, Mr. Phillips worked at various investment banking firms on Wall Street. Prior to that, Mr. Phillips served as a Captain in the United States Marine Corps as an information technology officer. Mr. Phillips also serves as a director of Morgan Stanley and Viacom Inc.

Mr. Block, 45, has been Executive Vice President, North America Sales and Consulting since September 2002 and Executive Vice President, North America Consulting since February 2002. He served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999. Prior to joining Oracle in 1986, Mr. Block was a Senior Consultant at Booz, Allen and Hamilton.

Mr. Giacoletto, 56, has been Executive Vice President, Europe, Middle East and Africa Sales and Consulting since June 2000 and Senior Vice President, Business Solutions since November 1998. He was Vice President, Alliances and Technology from March 1997 to November 1998. Before joining Oracle, he had been President of AT&T Solutions for Europe since August 1994. Previously, he spent 20 years with Digital Equipment Corporation in various positions in European marketing and services.

Mr. Rottler, 40, has been Executive Vice President, Oracle Support and Oracle On Demand since September 2004. Prior to joining Oracle, he served as Senior Vice President, Public Sector, Customer Solutions Group at Hewlett-Packard Company (“HP”), from December 2003 to September 2004, where he was responsible for HP’s worldwide Public Sector, Health and Education business. Mr. Rottler was Vice President, HP Services Worldwide Sales and Marketing from May 2003 to December 2003, Vice President, HP Services Worldwide Marketing, Strategy and Alliances from May 2002 to May 2003 and Vice President and General Manager, HP Services North America from April 2000 to May 2002.

Mr. Rozwat, 58, has been Executive Vice President, Server Technologies since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. He served as Vice President of Development from December 1994 to November 1996. Prior to joining Oracle, he spent 17 years in various positions at Digital Equipment Corporation.

Mr. Williams, 61, has been Executive Vice President, Asia Pacific Sales and Consulting since October 2000 and Senior Vice President, Asia Pacific from July 1993 to October 2000. He served as Vice President, Asia Pacific from April 1991 to July 1993. Mr. Williams joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Mr. Wookey, 47, has been Senior Vice President, Applications Development since April 2000. Mr. Wookey served as Senior Vice President, Financial Applications Products from April 1999 to January 2000 and Vice President, Financial Applications Products from June 1995 to April 1999. Prior to joining us, he spent eight years as Vice President of Development at Ross Systems, Inc.

Mr. Cooperman, 55, has been Senior Vice President, General Counsel and Secretary since February 1997. Prior to joining Oracle, he had been associated with the law firm of McCutchen, Doyle, Brown & Enersen (which has since become Bingham McCutchen LLP) from October 1977, and had served as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm’s Business and Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm’s San Jose office.

Ms. Minton, 45, has been Senior Vice President, Finance and Operations since October 2001. She served as Senior Vice President and Corporate Controller from April 2000 to September 2001 and Vice President and Corporate Controller from November 1998 to March 2000. Ms. Minton joined Oracle in May 1989.

Item 1A.	Risk Factors

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussion in Item 7, highlights some of these risks. For purposes of the following risk factors, the terms “Oracle,” “we,” “us” and “our” refer to Oracle and its consolidated subsidiaries.

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

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms. In addition, for companies we acquire, we will have limited experience for several quarters following the acquisition regarding how their pipelines will convert into sales or revenues and their conversion rate post-acquisition may be quite different from their historical conversion rate. Because a substantial portion of our new software license revenue contracts is completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large new software license transactions could cause our quarterly new software licenses revenues to fall significantly short of our predictions.

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

We are developing a next generation applications platform that is planned to combine the best features, flows and usability traits of the Oracle, PeopleSoft, JD Edwards and Siebel applications. We have also acquired several other application product lines, which we will need to continue to provide long-term support for as well as ensure that the key capabilities of these product lines moves into the next generation platform. If we do not develop and release these products within the anticipated time frames, if there is a delay in market acceptance of the product line, or if we do not timely optimize complementary product lines, our applications business may be adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  An active acquisition program is an important element of our corporate strategy. We expect to continue to acquire companies, products, services and technologies. In the last two years, we have paid an aggregate of $19.5 billion for acquisitions. Risks we may encounter in acquisitions include:

•	the acquisition may not further our business strategy, or we may pay more than it is worth;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew software license updates and product support, if we are unable to sell the acquired products to our customer base or if acquired contract models do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating the acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may have multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays;

•	our relationship with current and new employees, customers and distributors could be impaired;

•	we may assume pre-existing contractual relationships which we would not have entered into and exiting or modifying such relationships may be costly to us and disruptive to customers;

•	our due diligence process may fail to identify technical problems, such as issues with the company’s product quality or product architecture or unlicensed use of technology, including, for example, improperly incorporated open source code;

•	we may have legal and tax exposures or lose anticipated tax benefits as a result of unforeseen difficulties in our legal entity merger integration activities;

•	we may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls;

•	the acquisition may result in litigation from terminated employees or third parties;

•	our ongoing business may be disrupted and our management’s attention may be diverted by transition or integration issues;

•	we may be unable to obtain timely approvals from governmental authorities under competition and antitrust laws and from worker councils under applicable employment laws; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

PeopleSoft’s Customer Assurance Program may expose us to substantial liabilities if triggered.  In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of its acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should Oracle fail to take certain business actions for a fixed period of time subsequent to the acquisition. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. PeopleSoft used six different standard versions of the CAP over the 18-month period commencing June 2003. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired a controlling interest in PeopleSoft. We have concluded that, as of the date of the PeopleSoft acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of May 31, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when a significant number of these provisions begin to expire. The last CAP obligation will expire on December 31, 2008. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft product line will trigger an obligation to make any payment pursuant to the CAP.

In addition, while no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. While we have taken extensive steps to assure customers that we intend to continue developing and supporting the PeopleSoft and JD Edwards product lines and as of May 31, 2006 we have not received any claims for CAP payments, PeopleSoft customers may assert claims for CAP payments.

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

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected. A patent infringement case is discussed under Note 21 in our Notes to Consolidated Financial Statements.

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

Charges to earnings resulting from past acquisitions may adversely affect our operating results.  Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•	impairment of goodwill or intangible assets;

•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain Oracle pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

Charges to earnings associated with acquisitions include amortization of intangible assets, in-process research and development as well as other acquisition related charges, restructuring and stock-based compensation associated with assumed stock awards. Charges to earnings in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Disclosure Related to Acquisition Accounting” for additional information about charges to earnings associated with our recent acquisitions.

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

We are a majority shareholder of i-flex solutions limited, a publicly traded Indian software company focused on the banking industry. As the majority shareholder of an international entity, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control or obtain financial and other information on a timely basis.

We may experience foreign currency gains and losses.  We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the United States dollar can significantly affect revenues and our operating results.

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

Oracle On Demand may not be successful.  We offer Oracle On Demand outsourcing services for our applications and database technology, delivered either at Oracle or at a customer designated location. Oracle On Demand also includes several product lines we have acquired. Our Oracle On Demand business model continues to evolve and we may not be able to compete effectively, generate significant revenues or develop Oracle On Demand into a profitable business. This business is subject to a variety of risks including:

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

Part of our total compensation program includes stock options. If our stock price performs poorly it may adversely affect our ability to retain or attract key employees. In addition, since we will expense all stock-based compensation beginning in fiscal 2007, we may change both our cash and stock-based compensation practices. Some of the changes we are considering include the reduction in the number of employees granted options, a reduction in the number of options granted and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have and expect to continue making significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years if at all.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.  We derive revenues from contracts with the United States government, state and local governments and their respective agencies, who may terminate most of these contracts at any time, without cause.

There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Our federal government contracts are subject to the approval of appropriations being made by the United States Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels are subject to government funding authorizations.

Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business. For example, there is a pending U.S. government investigation of PeopleSoft’s pricing practices prior to our acquisition under multiple award schedule contracts. While we do not believe that this investigation will result in material damages, we could be subject to similar investigations or actions in the future.

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

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement and currently are negotiating an additional bilateral agreement to cover the period from June 1, 2001 through May 31, 2008. There can be no guarantee that such negotiations will result in an agreement.

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities. Our acquisition activities have increased our non-income tax exposures.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 2.5 million square feet in Redwood City, California. We also own or lease office facilities for current use consisting of approximately 12.2 million square feet in various other locations in the United States and abroad. Due to our restructuring and merger integration activities in fiscal 2005 and 2006, we have vacated approximately 4.4 million square feet or 28% of total owned and leased space. This additional space is sublet or being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

The material set forth in Note 21 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on NASDAQ since our initial public offering in 1986. According to the records of our transfer agent, we had 23,121 stockholders of record as of May 31, 2006. The majority of our shares are held in approximately 1.3 million customer accounts held by brokers and other institutions on behalf of stockholders. However, we believe that the number of total stockholders is less than 1.3 million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2006		Fiscal 2005
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$12.42	$14.93	$11.52	$13.62
Third Quarter	12.18	13.12	12.66	14.63
Second Quarter	11.98	13.64	9.86	13.39
First Quarter	12.34	14.05	9.90	11.93

Our policy has been to reinvest earnings to fund future growth, acquisitions and to repurchase our common stock pursuant to a program approved by our Board of Directors. Accordingly, we have not paid cash dividends and do not anticipate declaring cash dividends on our common stock in the foreseeable future, although our Board of Directors regularly reviews this matter.

In the fourth quarter of fiscal 2006, we sold an aggregate of 11,716 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $175,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $1,300 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Limited who are not “U.S. Persons” as that term is defined in Regulation S.

Stock Repurchase Programs

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. From the inception of the stock repurchase program to May 31, 2006, a total of 1.8 billion shares have been repurchased for approximately $20.7 billion. We did not repurchase any shares under this program in our fourth quarter of fiscal 2006. At May 31, 2006, approximately $1.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program. On June 22, 2006, we announced that we intend to repurchase $1.0 billion of our common stock a quarter in fiscal 2007 and such repurchases may occur through the use of Rule 10b5-1 trading plans. In July 2006, the Board expanded the program such that $4.0 billion is available for repurchase under the program.

On January 31, 2006, we announced our plan to repurchase common stock equivalent to the amount of common stock issued in connection with the Siebel acquisition. Our Board of Directors approved a separate program (Siebel Program) to repurchase 140,720,666 shares of our common stock, which is equivalent to the amount of common stock issued to former Siebel stockholders as of January 31, 2006. We repurchased 122,752,536 shares in the fourth quarter of fiscal 2006 for approximately $1.7 billion. At May 31, 2006, 17,968,130 shares were available for repurchase pursuant to our Siebel Program.

The following table summarizes the stock repurchase activity for the three months ending May 31, 2006 and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase programs:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
March 1, 2006 - March 31, 2006	21.1	$13.74	21.1	$3,292.7
April 1, 2006 - April 30, 2006	101.7	14.29	101.7	1,839.5
May 1, 2006 - May 31, 2006	—	—	—	1,839.5

Total	122.8	$14.19	122.8

(1)	The approximate value of shares that may yet be purchased under our Siebel Program was estimated using the closing price of our common stock as of May 31, 2006. In July 2006, the Board increased the authorization for the repurchase program such that $4.0 billion is now available for repurchase under the program.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. In the last two years, we have paid an aggregate of approximately $19.5 billion for our acquisitions, including PeopleSoft and Siebel. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition.

	Year Ended May 31,
(in millions, except per share amounts)	2006		2005		2004	2003	2002
Total revenues	$14,380		$11,799		$10,156	$9,475	$9,673
Operating income	4,736		4,022		3,864	3,440	3,571
Net income	3,381		2,886		2,681	2,307	2,224
Earnings per share - basic	0.65		0.56		0.51	0.44	0.40
Earnings per share - diluted	0.64		0.55		0.50	0.43	0.39
Basic weighted average common shares outstanding	5,196		5,136		5,215	5,302	5,518
Diluted weighted average common shares outstanding	5,287		5,231		5,326	5,418	5,689
Working capital	5,044	(1)	385	(2)	7,064	5,069	4,768
Total assets	29,029	(3)	20,687	(3)	12,763	10,967	10,800
Short-term borrowings and current portion of long-term debt	159		2,693	(4)	9	153	—
Long-term debt, net of current portion	5,735	(1)	159		163	175	298
Stockholders’ equity	15,012		10,837		7,995	6,320	6,117

(1)	Total working capital increased as of May 31, 2006 primarily due to the issuance of $5.75 billion in long-term debt and increased cash flows from operations. See Note 5 of Notes to Consolidated Financial Statements for additional information on our borrowings.

(2)	Total working capital decreased as of May 31, 2005 primarily due to cash paid to acquire PeopleSoft and an increase in short-term borrowings.

(3)	Total assets increased as of May 31, 2006 and 2005 primarily due to goodwill and intangible assets acquired from acquisitions, principally Siebel in fiscal 2006 and PeopleSoft in fiscal 2005. See Note 2 of Notes to Consolidated Financial Statements for additional information on our acquisitions.

(4)	Short-term borrowings increased due to amounts borrowed under our commercial paper program and a loan facility borrowed by Oracle Technology Company, a wholly-owned subsidiary of the Company. We repaid these borrowings in fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends. This overview is followed by a discussion of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

Business Overview

We are the world’s largest enterprise software company. We are organized into two businesses, software and services, which are further divided into five operating segments. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in United States dollars, we conduct a significant number of transactions in currencies other than United States dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. An overview of our five operating segments follows.

Software Business

Our software business is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. We expect that our software business revenues will continue to increase, which should allow us to improve margins and profits and continue to make investments in research and development.

New Software Licenses:  We license our database, middleware and applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software revenues on a trailing 4-quarter period provides more visibility into the underlying fundamental performance of our software revenues than analysis of quarterly revenues. New software license margins have been affected by amortization of intangible assets associated with acquisitions.

Competition in the software business is intense. Our goal is to maintain a first or second position in each of our software product categories and certain industry segments as well as to grow our software revenues faster than our competitors. We believe that the features and functionality of our software products are as strong as they have ever been. We have focused on lowering the total cost of ownership of our software products by improving integration, decreasing installation times, lowering administration costs and improving the ease of use. Reducing the total cost of ownership of our products provides our customers with a higher return on their investment, which we believe will create more demand and provide us with a competitive advantage. We have also continued to focus on improving the overall quality of our software products and service levels. We believe this will lead to higher customer satisfaction and loyalty and help us achieve our goal of becoming our customers’ leading technology advisor.

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

Software license updates and product support revenues, which represent approximately 46% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the last trailing 4-quarters were 89%, and account for 74% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Acquisitions over the past two years have significantly increased our support contract base, as well as the portfolio of products available to be licensed.

•	Substantially all customers purchase license updates and product support subscriptions when they buy new software licenses, resulting in a further increase in our support subscription contract base. Even if license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to the support contract base.

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

•	When support contract renewals are negotiated, inflationary price increases are assessed, where applicable.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. As a result, we did not recognize software license updates and product support revenues related to support contracts in the amount of $391 million and $320 million that would have been otherwise recorded by acquired businesses as independent entities in fiscal 2006 and 2005, respectively. To the extent underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education revenues. Our services business, which represents 20% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

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

Despite these trends, we expect consulting revenues to increase in fiscal 2007, primarily due to an increase in application implementations related to acquired products and the addition of personnel acquired from Siebel.

On Demand:  On Demand includes our Oracle On Demand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. We believe that our On Demand offerings provide an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. We will continue to make investments in Oracle On Demand to support current and future revenue growth, which may negatively impact future On Demand margins.

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. Despite these trends, we expect education revenues to increase in fiscal 2007, primarily due to an increase in customer training on the use of our acquired application products.

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

Acquisitions

An active acquisition program is an important element of our corporate strategy. In the last two years, we have paid an aggregate of $19.5 billion for our acquisitions, which included the following:

•	In January 2006, we acquired Siebel, a provider of customer relationship management software for approximately $6.1 billion. We completed the substantial majority of our planned legal-entity mergers, information system conversions and integration of Siebel’s operations and expect to finalize all other planned integration activities in the next three months;

•	In January 2005, we acquired PeopleSoft, a provider of enterprise application software products for approximately $11.1 billion. We completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s operations in the first half of fiscal 2006.

We believe our recent acquisitions support our long-term strategic direction, strengthen our competitive position, particularly in the applications market, expand our customer base and provide greater scale to increase our investment in research and development to accelerate innovation, increase stockholder value and grow our earnings. We expect to continue to acquire companies, products, services and technologies. See Note 2 of Notes to Consolidated Financial Statements for additional information related to our recent acquisitions.

We believe we can fund additional acquisitions with our internally available cash and marketable securities, cash generated from operations, amounts available under our commercial paper program, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Finance and Audit Committee of the Board of Directors.

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

As a result, we did not recognize software license updates and product support revenues related to support contracts in the amount of $391 million and $320 million that would have been otherwise recorded by acquired businesses as independent entities in fiscal 2006 and 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue historically and in future periods related to these assumed contracts.

Other significant estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management but which are subject to refinement. To estimate restructuring expenses, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the cost estimates of executing the currently approved plans associated with pre-merger activities of the companies we acquire are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter. Changes in cost estimates of executing the currently approved plans associated with our pre-merger activities are recorded in restructuring expenses.

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

PeopleSoft Customer Assurance Program

As discussed in Note 16 of Notes to Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports contractually to burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period, which typically expires four years from the date of the contract. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of May 31, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 15 of the Notes to Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2006, did not result in an impairment charge.

Revenue Recognition

We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues, and (2) services, which include consulting, On Demand and education revenues.

New software license revenues represent fees earned from granting customers licenses to use our database, middleware and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

On Demand is comprised of Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. Revenues from On Demand services are recognized over the term of the service contract, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multiple element arrangements could differ significantly from our historical results.

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

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States.

Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded. Amortization expense associated with acquired intangible assets is generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expense as part of the purchase price allocation. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as an adjustment to goodwill.

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

Stock-Based Compensation

Up until May 31, 2006, we measured compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, we did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we disclosed our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs.

We were required to adopt the provisions of FASB Statement 123(R), Share-Based Payment, in the first quarter of fiscal 2007. Although the adoption of Statement 123(R)’s fair value method has no adverse impact on our balance sheet or total cash flows, it affects our operating expenses, net income and earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. We estimate that stock-based compensation expense will reduce diluted earnings per share by $0.02 to $0.03 in fiscal 2007.

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

Results of Operations

The fluctuations in operating results of Oracle in fiscal 2006 compared to fiscal 2005 are generally due to acquisitions, principally our acquisition of PeopleSoft in the third quarter of fiscal 2005, and, to a lesser extent, the acquisition of Siebel in the third quarter of fiscal 2006 and Retek, Inc. in the fourth quarter of fiscal 2005.

In our discussion of changes in our results of operations from fiscal 2006 compared to fiscal 2005, we quantify the contribution of PeopleSoft, Siebel and Retek products to growth in new software license revenues, the amount of revenues associated with PeopleSoft and Siebel software license updates and product support and On Demand services and present supplemental disclosure related to acquisition accounting where applicable. Although certain revenues were quantifiable, we are unable to identify consulting and education revenues of Siebel in our fourth quarter of fiscal 2006 as well as allocate costs associated with the PeopleSoft and Siebel products and services in fiscal 2006 because the substantial majority of former PeopleSoft and Siebel sales and services personnel were fully integrated into our existing operations. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantification cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer the Oracle and PeopleSoft product families on a neutral basis and the integration of Siebel into our CRM sales force. The commissions earned by our integrated sales force in these integrations did not vary based on the application product family sold. We believe that if our sales forces had not been integrated, the relative mix of Oracle, PeopleSoft and Siebel products sold would have been different.

•	The acquisitions of PeopleSoft and Siebel did not result in our entering a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this annual report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and prior year results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2005, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2006 and May 31, 2005, our financial statements would reflect revenues of $1.27 million in fiscal 2006 (using 1.27 as the exchange rate) and $1.25 million in fiscal 2005 (using 1.25 as the exchange rate). The constant currency presentation would translate the fiscal 2006 results using the fiscal 2005 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
Total Revenues by Geography:
Americas	$7,652	32%	31%	$5,798	16%	16%	$4,983
EMEA(1)	4,708	10%	15%	4,288	17%	9%	3,677
Asia Pacific	2,020	18%	21%	1,713	15%	10%	1,496

Total revenues	14,380	22%	23%	11,799	16%	12%	10,156

Total Operating Expenses	9,644	24%	25%	7,777	24%	20%	6,292

Total Operating Margin	$4,736	18%	20%	$4,022	4%	-1%	$3,864

Total Operating Margin %	33%			34%			38%
% Revenues by Geography:
Americas	53%			49%			49%
EMEA	33%			36%			36%
Asia Pacific	14%			15%			15%

Total Revenues by Business:
Software	$11,541	23%	24%	$9,421	17%	13%	$8,070
Services	2,839	19%	21%	2,378	14%	10%	2,086

Total revenues	$14,380	22%	23%	$11,799	16%	12%	$10,156

% Revenues by Business:
Software	80%			80%			79%
Services	20%			20%			21%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal 2006 Compared to Fiscal 2005:  Total revenues increased in fiscal 2006 due to strong sales execution, incremental revenues from acquisitions and a strengthening in our competitive position. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 50% to the growth in total revenues, new software licenses contributed 32% and services revenues contributed 18%. Excluding the effects of currency rate fluctuations, the Americas contributed 65% to the increase in total revenues, EMEA contributed 22% and Asia Pacific contributed 13%. Total revenues in the Americas, specifically in the United States, increased at a faster rate than in other regions primarily due to the relative geographical mix of revenues from our acquired companies.

Operating expenses were favorably affected by 1 percentage point as a result of the strengthening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher headcount levels and associated personnel related costs in sales and marketing, consulting and research and development, higher commissions due to the increase in revenues and greater amortization of intangible assets, offset partially by lower restructuring and acquisition related expenses. Operating margins as a percentage of total revenues decreased slightly due to higher costs associated with acquisitions, principally amortization of intangible assets.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, the increase in total revenues reflects $685 million associated with PeopleSoft products and services as well as an increase in sales of our products and services resulting from improved sales execution as a result of product specialization, a strengthening in our competitive position and a stronger economy, particularly in the United States. Total revenues were favorably affected by foreign currency rate fluctuations due to a weakening of the United States dollar against certain major international currencies, primarily the Euro, British Pound and Japanese Yen. Excluding the effect of currency rate fluctuations, the Americas contributed 61% to the increase in total revenues, EMEA contributed 27% and Asia Pacific contributed 12%.

Excluding the effect of currency rate fluctuations, total operating expenses increased 20%. Operating expenses were unfavorably affected as a result of the weakening of the United States dollar relative to other major international currencies. Operating margins as a percentage of total revenues decreased from 38% to 34%. The decline in operating margins is primarily due to costs incurred as a result of the acquisition of PeopleSoft such as amortization of intangible assets, acquisition related costs, restructuring costs and stock-based compensation resulting from the assumption of unvested PeopleSoft stock options.

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

The results of operations include the following purchase accounting adjustments and significant expenses incurred in connection with acquisitions:

	Year Ended May 31,
(in millions)	2006	2005	2004
Support deferred revenue(1)	$391	$320	$—
Amortization of intangible assets(2)	583	219	36
Acquisition related charges(3) (5)	137	208	54
Restructuring(4)	85	147	—
Stock-based compensation(5)	31	25	—
Income tax effect(6)	(362)	(264)	(29)

	$865	$655	$61

(1)	In connection with our purchase price allocations, we estimated the fair value of support obligations assumed in connection with business acquisitions made during fiscal 2005 and fiscal 2006. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amount of $391 and $320 that would have been otherwise recorded by acquired businesses as independent entities, were not recognized during fiscal 2006 and 2005, respectively. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows:

Year Ended May 31,
2007	$137
2008	9

Total	$146

To the extent customers renew these support contracts, we expect to recognize revenue for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with acquisitions, primarily PeopleSoft and Siebel. Estimated future amortization expense related to intangible assets is as follows:

Year Ended May 31,
2007	$738
2008	727
2009	722
2010	615
2011	431
Thereafter	1,295

Total	$4,528

(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-based compensation expenses and personnel related costs for transitional employees, as well as costs associated with our tender offer for PeopleSoft prior to the agreement date.

(4)	Restructuring costs relate to Oracle employee severance and facility closures in connection with restructuring plans initiated in the third quarter of fiscal 2006 and 2005.

(5)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations:

	Year Ended May 31,
	2006	2005	2004
Sales and marketing	$8	$6	$—
Software license updates and product support	3	2	—
Cost of services	7	7	—
Research and development	13	10	—
Acquisition related charges	18	47	—

Total	$49	$72	$—

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

We adopted Statement 123(R) in the first quarter of fiscal 2007. Statement 123(R) requires us to record the fair value amortization of all stock-based compensation awards. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding our adoption of Statement 123(R).

(6)	The income tax effect on purchase accounting adjustments and other significant expenses incurred in connection with acquisitions was calculated based on our effective tax rate of 29.7%, 28.8% and 32.0% in fiscal 2006, 2005 and 2004, respectively.

Software

Software includes new software licenses and software license updates and product support.

New Software Licenses:  New software license revenues represent fees earned from granting customers licenses to use our database, middleware and application software products. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Year Ended May 31,
	2006	Percent Change		2005	Percent Change		2004
(Dollars in millions)		Actual	Constant		Actual	Constant
New Software License Revenues:
Americas	$2,323	29%	27%	$1,805	21%	20%	$1,490
EMEA	1,650	10%	14%	1,505	10%	3%	1,371
Asia Pacific	932	19%	22%	781	15%	11%	680

Total revenues	4,905	20%	21%	4,091	16%	12%	3,541

Expenses:
Sales and marketing(1)	3,169	27%	27%	2,505	18%	14%	2,123
Stock-based compensation	8	33%	33%	6	*	*	—
Amortization of intangible assets(2)	208	*	*	59	*	*	13

Total expenses	3,385	32%	33%	2,570	20%	17%	2,136

Total Margin	$1,520	0%	2%	$1,521	8%	4%	$1,405

Total Margin %	31%			37%			40%
% Revenues by Geography:
Americas	47%			44%			42%
EMEA	34%			37%			39%
Asia Pacific	19%			19%			19%

Revenues by Product:
Database and middleware	$3,566	9%	11%	$3,265	13%	9%	$2,893
Applications	1,303	66%	67%	785	28%	25%	615

Total revenues by product	4,869	20%	21%	4,050	15%	12%	3,508
Other revenues	36	-13%	-12%	41	24%	21%	33

Total new software license revenues	$4,905	20%	21%	$4,091	16%	12%	$3,541

% Revenues by Product:
Database and middleware	73%			81%			82%
Applications	27%			19%			18%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations
*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  Excluding the effect of currency rate fluctuations, new software license revenues increased 21% due to strong sales execution in all product lines. Applications revenues contributed 60% to the increase in new software license revenues, database revenues contributed 26% and middleware revenues contributed 14% in fiscal 2006. Additionally, new software license revenues increased in all geographic regions. Excluding the effect of currency rate fluctuations, the Americas contributed 57%, EMEA contributed 23% and Asia Pacific contributed 20% to the increase in new software license revenues. New software license revenues in the Americas, specifically in the United States, increased at a faster rate than in other regions primarily due to the relative geographical mix of revenues and location of sales personnel from our acquired companies.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 11%. Database revenues increased 8% primarily driven by increased demand for database option products. Middleware revenues grew 36% due to a gain in market share in the application server market as a result of better sales execution and more competitive features and functionality. Middleware revenues also include $34 million of revenues from the licensing of Siebel products in fiscal 2006.

Excluding the effect of currency rate fluctuations, applications revenue increased 67% as a result of increased demand for our applications products, including products from acquired companies, better sales execution as a result of segmenting our sales force by product and a strengthening of our competitive position in the applications market, particularly in the United States and EMEA. PeopleSoft products contributed $220 million to the growth in applications revenue in fiscal 2006, Oracle products contributed $154 million, Siebel products contributed $103 million and Retek products contributed $41 million.

New software license revenues earned from transactions over $0.5 million increased from 40% of new software license revenues in fiscal 2005 to 45% in fiscal 2006.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased due to higher commission expenses resulting from the growth in new software license revenues, higher personnel related expenditures primarily associated with our expanded sales force from acquired companies and higher advertising expenses. The total new software license margin as a percentage of revenues decreased primarily due to incremental amortization of intangible assets and higher compensation expenses.

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, new software license revenues increased due to improved sales execution, a strengthening in our competitive position, a stronger economy, particularly in the United States, and revenues from the licensing of PeopleSoft products of $126 million.

The increase in database and middleware new software license revenues was driven by a 23% increase in application server revenues and a 12% increase in database revenues. The increase in applications new software license revenues was primarily due to revenues from the licensing of PeopleSoft products, improved sales execution as a result of product specialization and increased demand for our products, particularly in North America. Excluding the effect of currency rate fluctuations, the Americas contributed 71%, EMEA contributed 12% and Asia Pacific contributed 17% to the increase in new software license revenues.

New software license revenues earned from large transactions, defined as new software license transactions over $0.5 million, increased from 37% of new software license revenues in fiscal 2004 to 40% of new software license revenues in fiscal 2005.

Sales and marketing expenses increased primarily due to higher commission expenses that resulted from higher revenue levels, as well as higher personnel related costs associated with increased sales headcount. The total new software license margin as a percentage of revenues was negatively affected as a result of higher personnel related expenditures and amortization of intangible assets.

Software License Updates and Product Support:  Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content as well as internet and telephone access to technical support personnel. The cost of providing support services consists largely of personnel related expenses.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
Software License Updates and Product Support Revenues:
Americas	$3,790	37%	36%	$2,759	15%	14%	$2,407
EMEA	2,052	10%	15%	1,866	21%	13%	1,542
Asia Pacific	794	13%	16%	705	22%	17%	580

Total revenues	6,636	25%	26%	5,330	18%	14%	4,529

Expenses:
Software license updates and product support(1)	716	16%	17%	616	13%	9%	547
Stock-based compensation	3	15%	15%	2	*	*	—
Amortization of intangible assets(2)	351	*	*	127	*	*	—

Total expenses	1,070	44%	45%	745	36%	32%	547

Total Margin	$5,566	21%	23%	$4,585	15%	11%	$3,982

Total Margin %	84%			86%			88%

% Revenues by Geography:
Americas	57%			52%			53%
EMEA	31%			35%			34%
Asia Pacific	12%			13%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations
*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased 26% as a result of incremental revenues from the expansion of our customer base resulting from acquisitions, the renewal of substantially all of the subscription base eligible for renewal in the current year and the addition of software license updates and product support revenues associated with new software license revenues recognized over the past fiscal year. Software license updates and product support revenues in fiscal 2006 include incremental revenues of $797 million from PeopleSoft contracts and $90 million from Siebel contracts. Excluding the effect of currency rate fluctuations, the Americas contributed 72% to the growth in software license updates and product support revenues, EMEA contributed 20% and Asia Pacific contributed 8%. Software license updates and product support revenues in the Americas, specifically in the United States, increased at a faster rate than in other regions primarily due to the relative geographical mix of revenues and existing support contract bases of our acquired companies.

As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts in the amounts of $391 million and $320 million that would have been otherwise recorded by our acquired businesses as independent entities in fiscal 2006 and 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the contracts over the support periods, the majority of which are one year.

Software license updates and product support expenses increased primarily due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher bonuses as a result of increased revenue levels. The software license updates and product support margin as a percentage of revenues decreased primarily due to incremental amortization of intangible assets.

Fiscal 2005 Compared to Fiscal 2004:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of the renewal of a substantial majority of the subscription base eligible for renewal, the addition of software license updates and product support revenues associated with new software license revenues recognized in fiscal 2005, more timely contract renewals, as well as $258 million in revenues from the expansion of our customer base resulting from the acquisition of PeopleSoft. Excluding the effect of currency rate fluctuations, the Americas contributed 53% to the growth in software license updates and product support revenues, EMEA contributed 32% and Asia Pacific contributed 15%.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased primarily due to higher personnel costs associated with increased headcount, higher discretionary bonuses and facility expenses. The total software license updates and product support margin as a percentage of revenues decreased in fiscal 2005 primarily due to the amortization of intangible assets.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database, middleware and applications software. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
Consulting Revenues:
Americas	$1,157	21%	20%	$956	11%	11%	$859
EMEA	771	8%	13%	716	23%	15%	581
Asia Pacific	192	39%	42%	138	-7%	-12%	149

Total revenues	2,120	17%	19%	1,810	14%	12%	1,589

Expenses:
Cost of services(1)	1,878	21%	22%	1,549	15%	11%	1,347
Stock-based compensation	7	9%	9%	6	*	*	—
Amortization of intangible assets(2)	4	*	*	1	*	*	—

Total expenses	1,889	21%	23%	1,556	16%	11%	1,347

Total Margin	$231	-9%	-7%	$254	5%	1%	$242

Total Margin %	11%			14%			15%

% Revenues by Geography:
Americas	55%			53%			54%
EMEA	36%			39%			37%
Asia Pacific	9%			8%			9%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations
*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  The increase in consulting revenues in fiscal 2006 is primarily due to an increase in application product implementations and billable hours primarily provided by consultants who were formerly employed by our acquired companies. Excluding the effect of currency rate fluctuations, the Americas contributed 56% to the growth in consulting revenues, EMEA contributed 26% and Asia Pacific contributed 18%.

Consulting expenses increased as a result of higher salary and benefit expenses due to additional resources acquired from acquisitions and increased external contractor costs due to employee attrition. The total consulting margin as a percentage of revenues was negatively affected as a result of additional consulting expenses attributed to headcount levels and external contractor related expenditures.

Fiscal 2005 Compared to Fiscal 2004:  Consulting revenues increased $258 million due to revenues earned by performing services under PeopleSoft consulting contracts, partially offset by a decline in consulting revenues earned from services rendered under Oracle consulting contracts. The decline in revenue from Oracle consulting contracts is due to a shift in the mix of resources to lower cost countries, which has resulted in a decrease in billing rates. Consulting revenues also declined as a result of our decision to work more closely with partners, who are performing a higher percentage of the implementations of our software. Excluding PeopleSoft related revenues, consulting revenues decreased in the United States due to higher attrition rates which resulted in a decline in billable hours and revenues. The decline in Asia Pacific consulting revenues was primarily due to a large consulting project in Japan, which was substantially completed at the end of fiscal 2004.

Excluding the effect of currency rate fluctuations, consulting expenses increased 11% primarily due to higher external contractor costs and personnel related expenditures due to higher headcount and revenue levels. The total consulting margin as a percentage of revenues was negatively affected as a result of additional consulting expenses attributed to higher personnel related costs associated with increased headcount.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
On Demand Revenues:
Americas	$231	41%	40%	$165	18%	17%	$140
EMEA	118	26%	32%	93	11%	3%	84
Asia Pacific	48	13%	12%	41	21%	15%	34

Total revenues	397	32%	33%	299	16%	14%	258

Expenses:
Cost of services(1)	385	52%	53%	253	17%	14%	216
Amortization of intangible assets(2)	3	*	*	—	*	*	—

Total expenses	388	53%	53%	253	17%	14%	216

Total Margin	$9	-83%	-76%	$46	10%	6%	$42

Total Margin %	2%			15%			16%

% Revenues by Geography:
Americas	58%			55%			54%
EMEA	30%			31%			33%
Asia Pacific	12%			14%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations
*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  On Demand revenues increased in fiscal 2006 due to the expansion of our subscription base in Oracle On Demand services, including incremental revenues from Siebel of $9 million, as well as higher revenues from Advanced Customer Services, including incremental revenues from Siebel of $17 million and PeopleSoft of $9 million. Excluding the effect of currency rate fluctuations, the Americas contributed 65% to the increase in On Demand revenues, EMEA contributed 30% and Asia Pacific contributed 5%.

On Demand expenses increased due to higher personnel related expenditures in both our Oracle On Demand and Advanced Customer Services businesses as a result of additional resources acquired from Siebel as well as higher computer and technology related charges and external contractor costs in our Oracle On Demand business. The total On Demand margin as a percentage of revenues declined due to lower margins associated with the Siebel On Demand offering as well as additional expenditures incurred to support planned future growth.

Fiscal 2005 Compared to Fiscal 2004:   Excluding the effect of currency rate fluctuations, On Demand services revenues increased primarily due to the expansion of our subscription base in Oracle On Demand services. Excluding the effect of currency rate fluctuations, the Americas contributed 72% to the increase in On Demand services revenues, EMEA contributed 12% and Asia Pacific contributed 16%.

Excluding the effect of currency rate fluctuations, total On Demand expenses increased 14% primarily due to higher employee related expenditures related to increased headcount.

Education:   Education revenues are earned by providing instructor led, media based and internet based training in the use of our database, middleware and applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
Education Revenues:
Americas	$151	34%	32%	$113	30%	29%	$87
EMEA	117	8%	13%	108	9%	2%	99
Asia Pacific	54	13%	15%	48	-9%	-13%	53

Total revenues	322	20%	21%	269	13%	10%	239

Expenses:
Cost of services(1)	246	10%	11%	224	8%	4%	207
Stock based compensation	—	*	*	1	*	*	—

Total expenses	246	10%	11%	225	9%	11%	207

Total Margin	$76	69%	73%	$44	38%	42%	$32

Total Margin %	24%			16%			13%

% Revenues by Geography:
Americas	47%			42%			36%
EMEA	36%			40%			42%
Asia Pacific	17%			18%			22%

(1)	Excluding stock-based compensation
*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  Education revenues increased in fiscal 2006 due to an increase in customer training on the use of our acquired applications products. Excluding the effect of currency rate fluctuations, the Americas contributed 64%, EMEA contributed 24% and Asia Pacific contributed 12% to the overall increase in education revenues.

Education expenses increased due to incremental headcount and associated personnel related expenditures related to Siebel education employees and higher external contractor costs.

Fiscal 2005 Compared to Fiscal 2004: Education revenues increased due to revenues related to PeopleSoft. Excluding the effect of currency rate fluctuations, the Americas contributed 127%, EMEA contributed 7%, while Asia Pacific contributed a negative 34% to the overall increase in education revenues.

Excluding the effect of currency rate fluctuations, the increase in education expenses is primarily due to fees paid to education partners that provide training to our customers.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
Research and development(1)	$1,859	25%	24%	$1,481	18%	17%	$1,254
Stock-based compensation	13	31%	31%	10	*	*	—
Amortization of intangible assets(2)	17	-49%	-38%	32	39%	39%	23

Total expenses	$1,889	24%	24%	$1,523	19%	18%	$1,277

% of Total Revenues	13%			13%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations
*	not meaningful

Fiscal 2006 Compared to Fiscal 2005: Research and development headcount increased by approximately 1,300 in fiscal 2006, which represented a 13% increase in the database and middleware divisions and a 5% increase in the applications division. The increase in database and middleware headcount was primarily due to hiring of resources outside the United States, while the increase in applications headcount was primarily due to Siebel resources acquired. Research and development expenses increased due to incremental salary and benefits for the additional headcount, higher discretionary bonus expenditures and higher facility and technology costs, partially offset by lower external contractor costs.

Fiscal 2005 Compared to Fiscal 2004: Excluding the effect of currency rate fluctuations, research and development expenses increased in fiscal 2005 due to higher external contractor costs, as well as higher personnel and related expenditures related to the increase in headcount. In fiscal 2005, total research and development headcount increased by 2,656 employees or 25%. The database and middleware technology division has continued to hire engineers, resulting in a 6% headcount increase in fiscal 2005. Applications research and development headcount increased 45% in fiscal 2005 as a result of the hiring of former PeopleSoft engineers.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
General and administrative	$555	1%	3%	$550	8%	6%	$508

% of Total Revenues	4%			5%			5%

Fiscal 2006 Compared to Fiscal 2005: Excluding the effect of currency rate fluctuations, general and administrative expenses increased slightly due to higher litigation expenses and increased salary costs, partially offset by lower bonus expenditures.

Fiscal 2005 Compared to Fiscal 2004: Excluding the effect of currency rate fluctuations, general and administrative expenses increased primarily due to higher discretionary bonuses and benefit expenses.

Amortization of Intangible Assets:

	Year Ended May 31,					Average Useful Life
(Dollars in millions)	2006	Change	2005	Change	2004
Software support agreements and related relationships	$241	174%	$88	*	$—	10 years
Developed technology	206	140%	86	139%	36	5 years
Core technology	91	203%	30	*	—	5 years
Customer contracts	30	200%	10	*	—	10 years
Trademarks	15	200%	5	*	—	7 years

Total amortization of intangible assets	$583	166%	$219	508%	$36

*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  Amortization of intangible assets increased due to amortization of purchased intangibles from Siebel and other acquisitions in fiscal 2006 as well as a full year of amortization in fiscal 2006 related to PeopleSoft intangibles acquired compared with only five months of amortization in fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004:  Amortization of intangible assets increased due to amortization of purchased intangibles associated with the PeopleSoft acquisition.

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

	Year Ended May 31,
(Dollars in millions)	2006	Change	2005	Change	2004
In-process research and development	$78	70%	$46	*	$—
Transitional employee related costs	30	-42%	52	*	—
Stock-based compensation	18	-62%	47	*	—
Professional fees	11	-83%	63	17%	54

Total acquisition related charges	$137	-34%	$208	285%	$54

*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  Acquisition related charges decreased due to lower professional fees, stock-based compensation charges and lower transitional employee costs, partially offset by higher in-process research and development charges primarily related to the Siebel acquisition.

Fiscal 2005 Compared to Fiscal 2004:  Acquisition related charges increased due to in-process research and development charges, transitional employee related costs and stock-based compensation charges associated with the PeopleSoft acquisition. In addition, professional fees, which primarily relates to tender offer costs for PeopleSoft prior to the agreement date, increased in fiscal 2005.

Restructuring:  Restructuring expenses consist of Oracle employee severance costs and Oracle duplicate facilities closures which were initiated to improve our cost structure as a result of acquisitions. For additional information regarding the Oracle restructuring plans, as well as restructuring activities of our acquired companies, please see Note 3 of Notes to Consolidated Financial Statements.

	Year Ended May 31,
(Dollars in millions)	2006	Change	2005	Change	2004
Severance costs	$85	-33%	$126	*	$—
Excess facilities	—	*	21	*	—

Total restructuring charges	$85	-42%	$147	*	$—

*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  Restructuring expenses decreased in fiscal 2006 due to lower headcount terminations and related severance costs. Additionally, the restructuring program in fiscal 2005 included $21 million of facility exit and termination costs.

Fiscal 2005 Compared to Fiscal 2004:  Restructuring expenses increased in fiscal 2005 due to Oracle employee severance and facility closures associated with plans initiated in the third quarter of 2005. No restructuring plans were initiated in fiscal 2004.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
Interest expense	$169	25%	26%	$135	543%	543%	$21

Fiscal 2006 Compared to Fiscal 2005:  Interest expense increased in fiscal 2006 compared to fiscal 2005 due to higher average borrowings related to the $5.75 billion senior notes issued in January 2006 as well as outstanding balances under our commercial paper program and unsecured loan facility, both of which were repaid in fiscal 2006. We expect interest expense to increase in fiscal 2007, which will reflect a full year of interest on the $5.75 billion senior notes.

Fiscal 2005 Compared to Fiscal 2004:  Interest expense increased in fiscal 2005 primarily due to borrowings in December 2004 of $9.2 billion under a $9.5 billion unsecured term loan agreement, which we repaid in various installments from February 2005 through May 2005. In the fourth quarter of fiscal 2005, we borrowed $2.0 billion under a commercial paper program and $700 million under a 364-day unsecured loan facility that are outstanding at May 31, 2005. Interest expense in fiscal 2004 included $5.5 million in commitment fees related to an unused $1.5 billion revolving credit facility that expired in December 2004 and additional interest associated with our $150 million senior notes that matured in February 2004.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable equity securities and other investments, equity in earnings of i-flex solutions limited and the minority interest share in the net profits of Oracle Japan.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2006	Actual	Constant	2005	Actual	Constant	2004
Interest income	$170	-8%	-8%	$185	57%	53%	$118
Foreign currency gains (losses)	39	*	*	(14)	*	*	(13)
Net investment gains related to marketable equity securities and other investments	25	*	*	2	*	*	29
Equity in earnings	14	*	*	—	*	*	—
Minority interest	(41)	-2%	-2%	(42)	14%	14%	(37)
Other	36	*	*	33	*	*	5

Total non-operating income, net	$243	49%	50%	$164	61%	58%	$102

*	not meaningful

Fiscal 2006 Compared to Fiscal 2005:  Non-operating income, net increased as a result of higher foreign currency gains on our Japanese net investment hedge and the Chinese currency revaluation, $14 million of equity in earnings associated with our interest in i-flex solutions limited and higher gains on sales of equity securities. Interest income decreased slightly due to lower average cash, cash equivalents and marketable securities balances, partially offset by higher interest rates. The weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 1.9% in fiscal 2005 to 3.0% in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004:  Non-operating income, net increased in fiscal 2005 primarily due to higher interest income earned resulting from higher average cash balances and slightly higher interest rates available in the capital markets. In fiscal 2005, the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 1.5% to 1.9%.

Provision for Income Taxes:  The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse rulings in tax related litigation.

	Year Ended May 31,
(Dollars in millions)	2006	Change	2005	Change	2004
Provision for income taxes	$1,429	23%	$1,165	-8%	$1,264

Effective tax rate	29.7%		28.8%		32.0%

Fiscal 2006 Compared to Fiscal 2005:  Provision for income taxes increased in fiscal 2006 due to higher earnings before tax and a higher effective tax rate. The increase in the effective tax rate in fiscal 2006 is primarily attributable to a higher percentage of earnings in high tax jurisdictions as compared with other lower tax rate jurisdictions. In addition, we did not benefit from certain non-recurring tax events in fiscal 2006 that occurred in fiscal 2005, as described below, and we incurred higher non-deductible in-process research and development charges in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004:  Provision for income taxes decreased due to a lower effective tax rate, partially offset by higher earnings before tax. The decrease in our effective tax rate in fiscal 2005 is primarily attributable to higher earnings in low tax rate jurisdictions. In addition, the fiscal 2005 effective tax rate was favorably impacted by 4.2% due to the settlement of audits and expiration of statutes of limitation on assessments and the true-up of estimated tax accruals upon filing of prior year tax returns. Partially reducing this benefit was an increase to our effective tax rate of 3.6% in fiscal 2005 for the dividend pursuant to the American Jobs Creation Act of 2004 as well as acquisition and restructuring costs related to non-deductible expenses resulting from in-process research and development charges and additional taxes associated with tender offer costs incurred from June 9, 2003 to December 12, 2004 for PeopleSoft that, upon acquisition in the third quarter of fiscal 2005, had to be capitalized into the basis of the stock for tax purposes.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2006, the cumulative earnings upon which United States income taxes have not been provided for were approximately $3.0 billion. If these earnings were repatriated in the United States, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be approximately $550 million. In fiscal 2005, we repatriated $3.1 billion of the earnings of foreign subsidiaries in accordance with the American Jobs Creation Act of 2004 and recorded a federal tax expense of $118 million and a state tax expense (net of federal tax benefit) of $3 million. We repatriated the maximum amount available for repatriation under the American Jobs Creation Act of 2004.

This distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.

Liquidity and Capital Resources

	May 31,
(Dollars in millions)	2006	Change	2005	Change	2004
Working capital	$5,044	1,210%	$385	-95%	$7,064
Cash, cash equivalents and marketable securities	$7,605	59%	$4,771	-44%	$8,587

Working capital:  The increase in working capital in fiscal 2006 is primarily due to the $5.75 billion long-term senior notes issued in January 2006 as well as greater cash flows from operations from higher sales volumes, partially offset by cash used to pay for acquisitions and to reduce other debt obligations. The decline in working capital in fiscal 2005 is primarily due to cash paid to acquire PeopleSoft and an increase in short-term borrowings.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. Cash, cash equivalents and marketable securities include $3.1 billion held by our foreign subsidiaries as of May 31, 2006. The increase in cash, cash equivalents and marketable securities is due to the $5.75 billion senior notes issued in January 2006, cash flows from operations from higher sales volumes and the collection of trade receivables, partially offset by cash used to pay for acquisitions, repurchase common stock and to reduce other debt obligations.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 55 at May 31, 2006 compared with 56 days at May 31, 2005. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue related to adjusting the carrying value for deferred support revenues acquired to its estimated fair value. The decline in days sales outstanding is due to more timely collections as well as a shift in the mix of total revenues. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percent of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

	Year Ended May 31,
(Dollars in millions)	2006	Change	2005	Change	2004
Cash provided by operating activities	$4,541	28%	$3,552	11%	$3,195
Cash used for investing activities	$(3,359)	-42%	$(5,753)	126%	$(2,548)
Cash provided by (used for) financing activities	$1,527	-19%	$1,884	243%	$(1,320)

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes, facilities and technology costs.

Fiscal 2006 Compared to Fiscal 2005:  Cash flows provided by operating activities increased in fiscal 2006 primarily due to higher sales volumes and higher net income, excluding non-cash charges, partially offset by increased accounts receivables due to fourth quarter fiscal 2006 revenue growth.

Fiscal 2005 Compared to Fiscal 2004:  Cash flows from operating activities increased in fiscal 2005 primarily due to higher net income, excluding non-cash charges, and increases in non-acquisition related deferred revenues, partially offset by the payment of liabilities assumed in connection with the PeopleSoft acquisition.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Fiscal 2006 Compared to Fiscal 2005:  Cash used for investing activities decreased in fiscal 2006 primarily due to lower cash payments for acquisitions, net of cash acquired as well as proceeds from property sales. Investing cash outflows in fiscal 2005 include cash paid for our acquisition of PeopleSoft, whereas investing cash outflows in fiscal 2006 primarily relates to our acquisition of Siebel Systems and our equity investment purchases in i-flex.

Fiscal 2005 Compared to Fiscal 2004:  Cash used for investing activities increased in fiscal 2005 primarily due to cash paid to acquire PeopleSoft. The increase was partially offset by higher proceeds from maturities of marketable securities, net of purchases.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase activity.

Fiscal 2006 Compared to Fiscal 2005:  Cash provided by financing activities decreased in fiscal 2006 primarily due to higher stock repurchases, partially offset by higher net borrowings. We increased our share repurchases in fiscal 2006 due to the issuance of approximately 141 million shares of common stock in connection with our Siebel acquisition. We intend to continue to repurchase shares under our stock repurchase programs.

Fiscal 2005 Compared to Fiscal 2004:  We generated cash flow from financing activities in fiscal 2005 as a result of net borrowings of $2.7 billion primarily used to pay for the acquisition of PeopleSoft. In the third quarter of fiscal 2005, we borrowed $9.2 billion under a bridge loan to fund the acquisition of PeopleSoft and repaid the entire balance as of May 31, 2005 with cash flows from operations, proceeds from maturities and sale of marketable securities, the repatriation of foreign earnings and new borrowings. We borrowed $2.0 billion under a $3.0 billion commercial paper program and $700 million under a 364-day loan facility through a wholly-owned subsidiary in the fourth quarter of fiscal 2005.

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

	Year Ended May 31,
(Dollars in millions)	2006	Change	2005	Change	2004
Cash provided by operating activities	$4,541	28%	$3,552	11%	$3,195
Capital expenditures(1)	$(236)	26%	$(188)	-1%	$(189)

Free cash flow	$4,305	28%	$3,364	12%	$3,006

Net income	$3,381	17%	$2,886	8%	$2,681

Free cash flow as a percent of net income	127%		117%		112%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In fiscal 2006, 2005 and 2004, $618 million, $456 million and $357 million or approximately 13%, 11% and 10%, respectively, of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of May 31, 2006:

	Year Ending May 31,
(Dollars in millions)	Total	2007	2008	2009	2010	2011	Thereafter
Principal payments on short-term borrowings and long-term debt(1)	$5,906	$156	$—	$1,500	$—	$2,250	$2,000
Capital leases(2)	7	3	4	—	—	—	—
Interest payments on short-term borrowings and long-term debt(1)	1,838	305	297	277	217	217	525
Operating leases(3)	1,416	414	227	195	157	117	306
Purchase obligations(4)	329	111	217	1
Funding commitments(5)	6	6	—	—	—	—	—

Total contractual obligations	$9,502	$995	$745	$1,973	$374	$2,584	$2,831

(1)	Short-term borrowings and long-term debt consists of the following as of May 31, 2006:

Principal Balance
Floating rate senior notes due January 2009 (effective interest rate of 5.28%)	$1,500
5.00% senior notes due January 2011, net of discount of $8	2,242
5.25% senior notes due January 2016, net of discount of $11	1,989
6.91% senior notes due February 2007 (effective interest rate of 7.30%)	150
Other	6

Total	$5,887

Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of May 31, 2006 for variable rate borrowings and borrowings for which we have entered into interest-rate swap agreements. See Note 5 of Notes to Consolidated Financial Statements for additional information related to our borrowings.

(2)	Represents remaining payments under capital leases of computer equipment assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $559 in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2006.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

We acquired two companies in June 2006 and completed our acquisition of Portal Software, Inc. on July 3, 2006 for approximately $340 million in cash and approximately 2.5 million options assumed. The purchase price allocations for these acquisitions have not yet been completed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Financing Activities

In January 2006, we issued $1.5 billion of floating rate senior notes due 2009, $2.25 billion of 5.00% senior notes due 2011 and $2.0 billion of 5.25% senior notes due 2016 (collectively, original senior notes) to finance the Siebel acquisition and for general corporate purposes. On June 16, 2006, we completed a registered exchange offer for the original senior notes to permit holders to freely transfer their senior notes, which have substantially identical terms to the original senior notes.

The 2009 notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year, the 2011 notes bear interest at the rate of 5.00% per year, and the 2016 notes bear interest at the rate of 5.25% per year. Interest is payable quarterly for the 2009 notes and semi-annually for the 2011 notes and 2016 notes. The effective interest yield of the 2009 notes, 2011 notes and 2016 notes at May 31, 2006 was 5.28%, 5.09% and 5.33%, respectively. We may redeem the 2009 notes after January 2007 and may redeem the 2011 notes and 2016 notes at any time, subject to a make-whole premium.

In February 2006, we entered into dealer agreements with various financial institutions and an Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, relating to a new $3.0 billion commercial paper program (the New CP Program). We did not have any outstanding borrowings under the New CP Program at May 31, 2006. In March 2006, we entered into a new $3.0 billion, 5-Year Revolving Credit Agreement (New Credit Agreement) with Wachovia Bank, National Association, Bank of America, N.A. and certain other lenders. The New Credit Agreement provides for an unsecured revolving credit facility which can be used to backstop any commercial paper that we may issue and for working capital and other general corporate purposes.

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

Quarterly Results of Operations

Quarterly revenues and expenses have historically been affected by a variety of seasonal factors, including sales compensation plans. These seasonal factors are common in the software industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically, has been the highest quarter. We expect this trend to continue in the first quarter of fiscal 2007. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer.

The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The sum of the quarterly financial information may vary from the annual data due to rounding.

	Fiscal 2006 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$2,768	$3,292	$3,470	$4,851
Gross profit	$1,311	$1,705	$1,779	$2,606
Operating income	$712	$1,116	$1,052	$1,857
Net income	$519	$798	$765	$1,300
Earnings per share—basic	$0.10	$0.15	$0.15	$0.25
Earnings per share—diluted	$0.10	$0.15	$0.14	$0.24

	Fiscal 2005 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$2,215	$2,756	$2,950	$3,878
Gross profit	$1,180	$1,611	$1,493	$2,165
Operating income	$715	$1,131	$770	$1,407
Net income	$509	$815	$540	$1,022
Earnings per share—basic	$0.10	$0.16	$0.11	$0.20
Earnings per share—diluted	$0.10	$0.16	$0.10	$0.20

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution for each of the last three full fiscal years has been less than 2.0% and has averaged 1.4% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At May 31, 2006, 25% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions or to repay indebtedness. At May 31, 2006, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.1%.

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

Options granted from June 1, 2003 through May 31, 2006 are summarized as follows:

(Shares in millions)
Options outstanding at May 31, 2003	455
Options granted(1)	333
Options exercised	(196)
Forfeitures	(119)

Options outstanding at May 31, 2006	473

Average annualized options granted, net of forfeitures	71
Average annualized stock repurchases	126

Shares outstanding at May 31, 2006	5,232
Weighted-average shares outstanding from June 1, 2003 through May 31, 2006	5,182

Options outstanding as a percent of shares outstanding at May 31, 2006	9.0%

In the money options outstanding (based on our May 31, 2006 stock price) as a percent of shares outstanding at May 31, 2006	6.8%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2003 through May 31, 2006	1.4%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2003 through May 31, 2006	-1.1%

(1)	Includes 179 million options assumed in connection with acquisitions.

Generally, we grant stock options to key employees on an annual basis. During fiscal 2006, we made our annual grant of options and other grants to purchase approximately 67.6 million shares, which were partially offset by forfeitures of options to purchase 58.1 million shares.

New Accounting Pronouncements

Share-Based Payment:  On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition is no longer an alternative.

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date would be extended to annual periods beginning after June 15, 2005. We adopted the provisions of Statement 123(R) under the modified prospective method in our first quarter of fiscal 2007. Under the modified prospective method, compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

Statement 123(R) also requires a portion of the benefits of tax deductions resulting from the exercise of stock options to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As permitted by Statement 123, we accounted for share-based payments to employees using Opinion 25’s intrinsic value method up to May 31, 2006. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. We estimate that stock-based compensation expense will reduce diluted earnings per share by $0.02 to $0.03 in fiscal 2007 as a result of the adoption of Statement 123(R).

Accounting Changes and Error Corrections:  On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes:  On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk.  Based on our intentions regarding our investments, we classify our investments as either held-to-maturity or available-for-sale. Held-to-maturity investments are reported on the balance sheet at amortized cost. Available-for-sale securities are reported at market value. Auction rate securities, which are classified as available-for-sale, are reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. As a majority of our investments are held-to-maturity, interest rate movements do not affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2006, total interest income was $170 million with investments yielding an average 3.04% on a worldwide basis. This interest rate level was up approximately 111 basis points from 1.93% for fiscal 2005. If overall interest rates fell by a similar amount (111 basis points) in fiscal 2007, our interest income would decline approximately $64 million, assuming consistent investment levels.

The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at May 31, 2006. The cash, cash equivalent and marketable securities balances approximate fair value at May 31, 2006:

(Dollars in millions)	Amortized Principal Amount	Weighted Average Interest Rate
Cash and cash equivalents	$6,659	4.08%
Marketable securities	946	2.18%

Total cash, cash equivalents and marketable securities	$7,605	3.84%

The following table includes the United States dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at May 31, 2006
Japanese Yen	$748
Euro	384
Chinese Renminbi	303
British Pound	304
Canadian Dollar	231
Australian Dollar	125
South African Rand	119
Other currencies	929

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$3,143

Interest Expense Rate Risk.  Borrowings as of May 31, 2006 were $5.9 billion, consisting of $4.3 billion of fixed rate borrowings and $1.6 billion of variable rate borrowings. Interest expense for fiscal 2006 was $169 million. Based on effective interest rates at May 31, 2006, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $8 million annually.

(Dollars in millions)	Borrowings	Effective Interest Rate
Floating rate senior notes due January 2009(1)	$1,500	5.28%
6.91% senior notes due February 2007 and related interest rate swap(2)	150	7.30%

Total borrowings subject to variable interest rate fluctuations	$1,650

(1)	The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year.
(2)	We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying consolidated statements of operations were $15 million, $(27) million and $(21) million in fiscal 2006, 2005 and 2004, respectively. The fair values of foreign currency forward contracts were not significant individually and approximated $(0.3) million and $0.2 million as of May 31, 2006 and 2005.

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2006. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 90 days or less as of May 31, 2006.

Table of Forward Contracts:

United States Dollar Foreign Exchange Contracts

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Australian Dollar	$8.4	$4.2	0.75
British Pound	—	7.4	1.86
Canadian Dollar	23.2	—	1.11
Chilean Peso	3.1	—	527.00
Chinese Renminbi	195.2	—	7.96
Columbian Peso	7.1	1.8	2,486.00
Euro	87.9	—	1.28
Indian Rupee	1.7	—	46.14
Japanese Yen	47.2	1.8	111.23
Korean Won	18.8	—	946.00
Mexican Peso	4.6	—	11.20
New Zealand Dollar	2.4	—	0.63
Norwegian Krone	1.0	—	6.12
Peruvian Sol	2.2	—	3.27
Philippine Peso	9.2	—	53.25
Saudi Arabian Riyal	33.2	—	3.75
Singapore Dollar	2.2	3.8	1.58
Swedish Krona	1.2	—	7.26
South African Rand	7.4	—	6.61
Taiwan Dollar	2.7	—	31.78
Thai Baht	7.5	1.0	38.27

Total	$466.2	$20.0

Euro Foreign Exchange Contracts

(Euros in millions)	Exchange Foreign Currency Euros (Notional Amount)	Exchange Euros for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Swiss Franc	€5.8	€—	1.56
Danish Krone	2.4	—	7.46
British Pound	39.2	—	0.69
Israeli Shekel	1.8	—	5.80
Norwegian Krone	3.0	—	7.82
Polish Zloty	5.8	—	3.94
Saudi Arabian Riyal	2.0	—	4.80
Slovakian Koruna	2.1	—	37.86
Swedish Krona	4.6	—	9.28
United States Dollar	14.1	—	1.28
South African Rand	29.3	—	8.45

Total	€110.1	€—

Net Investment Risk.  Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in non-operating income, net.

At May 31, 2006, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was nominal as of May 31, 2006 and 2005. The Yen investment hedge has a notional amount of $595 million and an exchange rate of 111 Yen per United States dollar.

Net gains (losses) on investment hedges reported in stockholders’ equity were $23 million, $(23) million and $(38) million in fiscal 2006, 2005 and 2004, respectively. Net gains on investment hedges reported in non-operating income, net were $24 million, $14 million and $8 million in fiscal 2006, 2005 and 2004, respectively.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2006. We reviewed the results of management’s assessment with our Finance and Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on October 9, 2006.

The information required by this Item with respect to our executive officers is contained in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

The information required by this Item with respect to our audit committee members and our audit committee financial experts is incorporated herein by reference from the information provided under the heading “The Finance and Audit Committee” of our Proxy Statement.

The information required by this Item with respect to our code of business ethics is incorporated herein by reference from the information provided under the heading “Statement on Corporate Governance—Employee Matters” of our Proxy Statement.

The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “The Nomination and Governance Committee” of our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our Proxy Statement is not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	May 31, 2006
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by stockholders	385,399,095	$12.43	484,541,254	(2)
Equity compensation plans not approved by stockholders(3)	88,048,797	$16.83	—

Total	473,447,892		484,541,254

(1)	These numbers exclude the shares listed under the column heading “Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	This number includes 87,201,428 shares available for future issuance under the Oracle Corporation Employee Stock Purchase Plan (1992).

(3)	These options were assumed in connection with our acquisitions in fiscal 2005 and fiscal 2006. No additional awards were or can be granted under the plans that originally issued these options.

Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the information provided under the heading “Related Party Transactions” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information provided under the heading “Ratification of Selection of Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
II Valuation and Qualifying Accounts	102

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC (the original Exhibit number is referenced parenthetically).

Exhibit Number	Exhibit Title

2.01(1)	Agreement and Plan of Merger dated as of September 12, 2005, as amended, by and among Oracle Systems Corporation (formerly named Oracle Corporation), Siebel Systems, Inc., Oracle Corporation (formerly named Ozark Holding Inc.), Ozark Merger Sub Inc. and Sierra Merger Sub Inc. (2.1)

3.01(1)	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation (3.1)

3.02(2)	Amended and Restated Bylaws of Oracle Corporation (3.02)

4.01	Specimen Certificate of Registrant’s Common Stock

Exhibit Number	Exhibit Title

4.02(1)	Preferred Share Rights Agreement between Oracle Corporation and Computershare Trust Company, N.A., as rights agent, dated as of January 31, 2006 (10.1)

4.03(3)	Indenture dated January 13, 2006, among Oracle Systems Corporation, Oracle Corporation and Citibank, N.A. (10.34)

4.04(3)	Forms of Old 2009 Note, Old 2011 Note and Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation, Ozark Holding Inc., and Citibank, N.A. (10.35)

4.05(4)	Forms of New Floating Rate Note due 2009, New 5.00% Note due 2011 and New 5.25% Note due 2016 (4.4)

4.06(5)	Registration Rights Agreement dated as of January 13, 2006 among Oracle Systems Corporation, Oracle Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as Initial Purchasers (4.3)

10.01(6)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003 (10.17)

10.02(7)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005 (10.01)

10.03(8)*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended through August 26, 2003 (10.02)

10.04(9)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999 (10.11)

10.05(10)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000 (10.09)

10.06(10)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000 (10.10)

10.07(11)*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004 (10.07)

10.08(12)*	Form of Stock Option Agreements for the 2000 Long-Term Equity Incentive Plan (10.08)

10.09(12)*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan (10.09)

10.10(12)*	Form of Indemnification Agreement for Directors and Executive Officers (10.10)

10.11(12)*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and employment agreement dated May 15, 2003 (10.11)

10.12(13)*	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr. (10.25)

10.13(12)*	Offer letter dated September 7, 2004 to Juergen Rottler and employment agreement dated September 3, 2004 (10.13)

10.14(14)*	Description of the Fiscal Year 2006 Executive Bonus Plan (10.27)

10.15(15)*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales (10.29)

10.16(15)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting (10.30)

10.17(16)	$700,000,000 Facility Agreement dated May 20, 2005, between Oracle Technology Company and ABN AMRO Bank N.V. (10.23)

10.18(16)	Guaranty dated May 20, 2005, by Oracle Corporation for the benefit of ABN AMRO Bank N.V. (10.24)

10.19(17)	First Amendment dated as of January 5, 2006, to the Facility Agreement between Oracle Technology Company and ABN AMRO Bank, N.V. and the Guaranty by Oracle Systems Corporation for the benefit of ABN AMRO Bank, N.V., each dated as of May 20, 2005 (10.32)

10.20(17)	$5,000,000,000 364-Day Term Loan Agreement dated as of January 5, 2006, among Oracle Corporation, Oracle Systems Corporation and the lenders and agents named therein (10.33)

Exhibit Number	Exhibit Title

10.21(18)	Form of Commercial Paper Dealer Agreement relating to the $3,000,000,000 Commercial Paper Program (10.2)

10.22(18)	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006 (10.3)

10.23(19)	$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein (10.4)

10.24(20)*	Offer Letter dated June 20, 2005 to Gregory B. Maffei and employment agreement dated June 21, 2005 (10.24)

10.25(21)*	Amendment dated September 8, 2005, to the Offer Letter dated June 20, 2005, to Gregory B. Maffei (10.26)

10.26(22)*	Resignation Agreement dated November 3, 2005, of Gregory B. Maffei (10.28)

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K12G3 filed on February 6, 2006
(2)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on July 14, 2006
(3)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on January 20, 2006
(4)	Incorporated by reference to the Form S-4/A filed on April 14, 2006
(5)	Incorporated by reference to the Form S-4 filed on March 7, 2006
(6)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed December 22, 2004
(7)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed September 28, 2005
(8)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed December 18, 2003
(9)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed January 14, 2000
(10)	Incorporated by reference to Oracle Systems Corporation’s Annual Report on Form 10-K filed August 28, 2000
(11)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed November 4, 2004
(12)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed September 17, 2004
(13)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed August 30, 2005
(14)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on October 13, 2005
(15)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed January 5, 2006
(16)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on May 26, 2005
(17)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed January 11, 2006
(18)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on February 9, 2006
(19)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed March 21, 2006
(20)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed June 27, 2005
(21)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on September 9, 2005
(22)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on November 9, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oracle Corporation’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 20, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

July 20, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited management’s assessment, which is contained in Part I, Item 9A of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting,” that Oracle Corporation maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Oracle Corporation maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Oracle Corporation and our report dated July 20, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

July 20, 2006

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2006 and 2005

	May 31,
(in millions, except per share data)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,659	$3,894
Marketable securities	946	877
Trade receivables, net of allowances of $325 and $269	3,022	2,570
Other receivables	398	330
Deferred tax assets	714	486
Prepaid expenses and other current assets	235	291

Total current assets	11,974	8,448

Non-current assets:
Property, net	1,391	1,442
Intangible assets, net	4,528	3,373
Goodwill	9,809	7,003
Other assets	1,327	421

Total non-current assets	17,055	12,239

Total assets	$29,029	$20,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$159	$2,693
Accounts payable	268	230
Income taxes payable	810	904
Accrued compensation and related benefits	1,172	923
Accrued restructuring	412	156
Deferred revenues	2,830	2,289
Other current liabilities	1,279	868

Total current liabilities	6,930	8,063

Non-current liabilities:
Notes payable and long-term debt, net of current portion	5,735	159
Deferred tax liabilities	564	1,010
Accrued restructuring	273	120
Deferred revenues	114	126
Other long-term liabilities	401	372

Total non-current liabilities	7,087	1,787

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,232 shares at May 31, 2006 and 5,145 shares at May 31, 2005	9,246	6,596
Retained earnings	5,538	4,043
Deferred compensation	(30)	(45)
Accumulated other comprehensive income	258	243

Total stockholders’ equity	15,012	10,837

Total liabilities and stockholders’ equity	$29,029	$20,687

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2006, 2005 and 2004

	Year Ended May 31,
(in millions, except per share data)	2006	2005	2004
Revenues:
New software licenses	$4,905	$4,091	$3,541
Software license updates and product support	6,636	5,330	4,529

Software revenues	11,541	9,421	8,070
Services	2,839	2,378	2,086

Total revenues	14,380	11,799	10,156

Operating expenses:
Sales and marketing	3,177	2,511	2,123
Software license updates and product support	719	618	547
Cost of services	2,516	2,033	1,770
Research and development	1,872	1,491	1,254
General and administrative	555	550	508
Amortization of intangible assets	583	219	36
Acquisition related	137	208	54
Restructuring	85	147	—

Total operating expenses	9,644	7,777	6,292

Operating income	4,736	4,022	3,864

Interest expense	(169)	(135)	(21)
Non-operating income, net:
Interest income	170	185	118
Net investment gains	25	2	29
Other	48	(23)	(45)

Total non-operating income, net	243	164	102

Income before provision for income taxes	4,810	4,051	3,945
Provision for income taxes	1,429	1,165	1,264

Net income	$3,381	$2,886	$2,681

Earnings per share:
Basic	$0.65	$0.56	$0.51

Diluted	$0.64	$0.55	$0.50

Weighted average common shares outstanding:
Basic	5,196	5,136	5,215

Diluted	5,287	5,231	5,326

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2006, 2005 and 2004

(in millions)	Comprehensive Income	Common Stock and Additional Paid in Capital		Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
		Number of Shares	Amount
Balances as of May 31, 2003		5,233	$5,101	$1,092	$—	$127	$6,320
Common stock issued under stock option plans	$—	38	190	—	—	—	190
Common stock issued under stock purchase plan	—	18	164	—	—	—	164
Repurchase of common stock	—	(118)	(109)	(1,390)	—	—	(1,499)
Tax benefits from stock plans	—	—	110	—	—	—	110
Foreign currency translation	75	—	—	—	—	75	75
Net equity hedge loss	(23)	—	—	—	—	(23)	(23)
Reversal of unrealized gain on equity securities	(25)	—	—	—	—	(25)	(25)
Unrealized gain on equity securities	2	—	—	—	—	2	2
Net income	2,681	—	—	2,681	—	—	2,681

Comprehensive income	$2,710

Balances as of May 31, 2004		5,171	5,456	2,383	—	156	7,995
Common stock issued under stock option plans	$—	71	468	—	—	—	468
Common stock issued under stock purchase plan	—	17	161	—	—	—	161
Issuance of stock and assumption of stock options in connection with acquisitions	—	1	504	—	(123)	—	381
Amortization of deferred stock-based compensation	—	—	(6)	—	78	—	72
Repurchase of common stock	—	(115)	(117)	(1,226)	—	—	(1,343)
Tax benefit from stock plans	—	—	130	—	—	—	130
Minimum benefit plan liability adjustments	(16)	—	—	—	—	(16)	(16)
Foreign currency translation	111	—	—	—	—	111	111
Net equity hedge loss	(14)	—	—	—	—	(14)	(14)
Unrealized gain on equity securities	6	—	—	—	—	6	6
Net income	2,886	—	—	2,886	—	—	2,886

Comprehensive income	$2,973

Balances as of May 31, 2005		5,145	6,596	4,043	(45)	243	10,837
Common stock issued under stock option plans	$—	87	573	—	—	—	573
Common stock issued under stock purchase plan	—	6	59	—	—	—	59
Issuance of stock and assumption of stock options in connection with acquisitions	—	141	2,042	—	(39)	—	2,003
Amortization of deferred stock-based compensation	—	—	(5)	—	54	—	49
Repurchase of common stock	—	(147)	(181)	(1,886)	—	—	(2,067)
Tax benefit from stock plans	—	—	162	—	—	—	162
Minimum benefit plan liability adjustments	(3)	—	—	—	—	(3)	(3)
Foreign currency translation	7	—	—	—	—	7	7
Net equity hedge gain	14	—	—	—	—	14	14
Unrealized gain on equity securities	11	—	—	—	—	11	11
Reversal of unrealized gain on equity securities	(14)	—	—	—	—	(14)	(14)
Net income	3,381	—	—	3,381	—	—	3,381

Comprehensive income	$3,396

Balances as of May 31, 2006		5,232	$9,246	$5,538	$(30)	$258	$15,012

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2006, 2005 and 2004

	Year Ended May 31,
(in millions)	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$3,381	$2,886	$2,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	223	206	198
Amortization of intangible assets	583	219	36
Provision for trade receivable allowances	241	197	173
Deferred income taxes	(40)	(66)	58
Minority interests in income	41	42	37
Amortization of stock-based compensation	49	72	—
Non-cash restructuring	—	33	—
In-process research and development	78	46	—
Net investment gains related to equity securities	(39)	(2)	(29)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(355)	(88)	(245)
Decrease (increase) in prepaid expenses and other assets	14	164	(30)
Increase (decrease) in accounts payable and other liabilities	23	(533)	25
Increase (decrease) in income taxes payable	64	(18)	200
Increase in deferred revenues	278	394	91

Net cash provided by operating activities	4,541	3,552	3,195

Cash Flows From Investing Activities:
Purchases of marketable securities	(2,128)	(7,101)	(10,310)
Proceeds from maturities and sale of marketable securities	3,676	12,194	8,009
Acquisitions, net of cash acquired	(3,953)	(10,656)	(21)
Purchases of equity and other investments	(858)	(2)	(37)
Capital expenditures	(236)	(188)	(189)
Proceeds from sales of property	140	—	—

Net cash used for investing activities	(3,359)	(5,753)	(2,548)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(2,067)	(1,343)	(1,499)
Proceeds from issuance of common stock	632	596	354
Proceeds from borrowings, net of financing costs	12,636	12,505	6
Payments of debt	(9,635)	(9,830)	(150)
Distributions to minority interests	(39)	(44)	(31)

Net cash provided by (used for) financing activities	1,527	1,884	(1,320)

Effect of exchange rate changes on cash and cash equivalents	56	73	74

Net increase (decrease) in cash and cash equivalents	2,765	(244)	(599)
Cash and cash equivalents at beginning of period	3,894	4,138	4,737

Cash and cash equivalents at end of period	$6,659	$3,894	$4,138

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$2,042	$504	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,413	$1,268	$1,010
Cash paid for interest	$74	$119	$23

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, distributes and services database, middleware and applications software that helps organizations manage and grow their businesses. Database and middleware software is used for developing and deploying applications on the internet and on corporate intranets. Applications software can be used to automate business processes and to provide business intelligence. We also offer software license updates and product support and other services including consulting, On Demand (formerly advanced product services) and education.

Oracle Corporation is a holding corporation with ownership of its direct and indirect subsidiaries, which include Oracle Systems Corporation (Old Oracle), Siebel Systems, Inc. (Siebel) and each of their domestic and foreign subsidiaries around the world. Oracle Corporation, or Oracle, was initially formed as a direct wholly-owned subsidiary of Old Oracle. Prior to January 31, 2006, Oracle’s name was Ozark Holding Inc. and Old Oracle’s name was Oracle Corporation. On January 31, 2006, in connection with the acquisition of Siebel, which is described in Note 2, a wholly-owned subsidiary of Oracle was merged with and into Old Oracle, with Old Oracle surviving as a wholly-owned subsidiary of Oracle (the Reorganization). In addition, another wholly-owned subsidiary of Oracle was merged with and into Siebel, with Siebel surviving as a wholly-owned subsidiary of Oracle. As a result, Oracle became the parent company of Old Oracle and Siebel, and the changes to the names of Oracle and Old Oracle were effected.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries, except for i-flex solutions limited as discussed in Note 2, and reflect minority interest of the portion of these entities that we do not own in other long-term liabilities on our consolidated balance sheets. At May 31, 2006 and 2005, the balance of minority interests was $209 million and $199 million, respectively. Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Use of Estimates

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

Revenue Recognition

We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, On Demand and education revenues.

New software license revenues represent fees earned from granting customers licenses to use our database and middleware technology as well as applications software, and exclude revenues derived from software license

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.

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

Revenues from On Demand services are recognized over the term of the service contract, which is generally one year. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services based upon the renewal rate offered to the customer.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

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

Our software license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we provide for a sales return allowance in accordance with Financial Accounting Standards Board Statement No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. We have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenue for these arrangements upon delivery, net of any payment discounts from financing transactions. In fiscal 2006, 2005 and 2004, $618 million, $456 million and $357 million or approximately 13%, 11% and 10% of our new software license revenues were financed through our financing division. We have generally sold these receivables on a non-recourse basis to third party financing institutions. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Allowances for Doubtful Accounts and Returns

We record allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with Statement 48. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. We do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base.

Other Receivables

Other receivables represents value-added tax and sales tax receivables associated with the sale of software and services to third parties.

Marketable Equity Securities and Other Investments

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify our marketable equity securities as available-for-sale. Marketable equity securities are included in other assets in the accompanying consolidated balance sheets and all unrealized gains (losses) are reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately six months, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

We also have investments in privately held companies and venture funds, which are carried at cost. We review the financial condition and near term prospects of the underlying investees, changes in the market demand for technology being sold or developed by the underlying investees and our intent regarding providing future funding to the underlying investees in determining whether an impairment charge is required.

The net carrying value of our marketable equity securities and other investments as of May 31, 2006 and 2005 was $81 million and $60 million, respectively. Unrealized gains in stockholders’ equity, net of tax associated with these equity securities were $11 million, $6 million and $2 million for fiscal 2006, 2005 and 2004, respectively. We had nominal impairment losses related to marketable equity securities and other investments in fiscal 2006, 2005 and 2004.

Property

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in fiscal 2006, 2005 or 2004.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to ten years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2006, 2005 or 2004.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents approximates fair value due to the short period of time to maturity. We record changes in fair value for our marketable securities, publicly-traded equity securities, interest rate swap, foreign currency forward contracts and investment hedge based on quoted market prices. Based on the trading prices of our $5.75 billion senior notes and the interest rates we could obtain for our other borrowings with similar terms, the estimated fair value of our borrowings at May 31, 2006 and 2005 was $5,730 million and $2,852 million, respectively.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Foreign Currency Translation

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into United States dollars using weighted-average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments not affecting retained earnings are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency gains (losses) are included in non-operating income, net in our consolidated statements of operations and were $39 million, $(14) million and $(13) million in fiscal 2006, 2005 and 2004, respectively.

Stock-Based Compensation

We issue stock options to our employees and outside directors under stockholder approved stock option programs and provide employees the right to purchase our stock pursuant to employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We apply the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. For pro forma disclosures, the estimated fair value of the unvested options is amortized using the accelerated expense attribution method over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period. The following table illustrates the effect

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting:

	Year Ended May 31,
(in millions, except per share data)	2006	2005	2004
Net income, as reported	$3,381	$2,886	$2,681
Add: Employee compensation expense included in net income, net of related tax effects	39	70	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of forfeitures and related tax effects(1)	(158)	(205)	(203)

Pro forma net income	$3,262	$2,751	$2,478

Earnings per share:
Basic—as reported	$0.65	$0.56	$0.51
Basic—pro forma	$0.63	$0.54	$0.48

Diluted—as reported	$0.64	$0.55	$0.50
Diluted—pro forma	$0.62	$0.52	$0.46

(1)	Includes reversal of unearned stock compensation expense for forfeitures arising from our use of the accelerated expense attribution method, net of related tax effects, of $37 million, $28 million and $59 million in fiscal 2006, 2005 and 2004.

We estimate the fair value of our options using a Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. We estimated the fair values of employee and director stock options granted, including options issued or assumed from acquisitions, at the date of grant using the following weighted-average assumptions:

	Year Ended May 31,
	2006	2005	2004
Employee and Director Stock Options
Expected life (in years)	0.25-7.50	0.25-6.56	1.26-7.00
Risk-free interest rate	3.38-5.11%	2.40-4.05%	1.65-4.09%
Expected volatility	24-28%	27-36%	35-44%
Dividend yield	—	—	—
Weighted average fair value of grants	$3.89	$4.72	$4.76

We modified the terms of our employee stock purchase plan in April 2005 to eliminate the option component associated with the plan and to reduce the discount from 15% to 5%. The fair value of the option component of the employee purchase plan shares purchased prior to April 2005 was estimated at the date of grant using a Black-Scholes-Merton option-pricing model. The following weighted-average assumptions were used in fiscal 2005: expected life of 0.50 years, risk-free interest rate of 1.69-2.92%, volatility of 32-37% and dividend yield of 0%. The weighted average fair value of employee purchase plan grants was $2.93 for fiscal 2005. The following weighted-average assumptions were used in fiscal 2004: expected life of 0.50 years, risk-free interest rate of 1.02-1.10%, volatility of 40-48% and dividend yield of 0%. The weighted average fair value of employee purchase plan grants was $3.04 for fiscal 2004.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $106 million, $67 million and $68 million in fiscal 2006, 2005 and 2004, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to our consolidated financial statements.

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable equity securities and other investments, equity in earnings of i-flex and the minority interest share in the net profits of Oracle Japan.

	Year Ended May 31,
(in millions)	2006	2005	2004
Interest income	$170	$185	$118
Foreign currency gains (losses)	39	(14)	(13)
Net investment gains related to marketable equity securities and other investments	25	2	29
Equity in earnings	14	—	—
Minority interest	(41)	(42)	(37)
Other	36	33	5

Total non-operating income, net	$243	$164	$102

Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

New Accounting Pronouncements

Share-Based Payment:  On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition is no longer an alternative.

On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date would be extended to annual periods beginning after June 15, 2005. We adopted the provisions of Statement 123(R) under the modified prospective method in our first quarter of fiscal 2007. Under the modified prospective method, compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Statement 123(R) also requires a portion of the benefits of tax deductions resulting from the exercise of stock options to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

As permitted by Statement 123, we accounted for share-based payments to employees using Opinion 25’s intrinsic value method up to May 31, 2006. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. We estimate that stock-based compensation expense will reduce diluted earnings per share by $0.02 to $0.03 in fiscal 2007 as a result of the adoption of Statement 123(R).

Accounting Changes and Error Corrections:  On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes:  On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

2.	ACQUISITIONS

Fiscal 2006 Acquisitions

Siebel Systems, Inc.

On January 31, 2006 (Acquisition Date), we completed our acquisition of Siebel pursuant to our Merger Agreement dated September 12, 2005. We acquired Siebel to expand our presence in the customer relationship management (CRM) applications software market. Siebel’s results of operations are included in our consolidated statements of operations from the Acquisition Date. The total purchase price for Siebel was $6.1 billion and is comprised of:

(in millions)
Acquisition of the 546 million shares of outstanding common stock of Siebel at $10.66 per share:
In cash (382 million shares)	$4,073
In exchange for Oracle stock (164 million Siebel shares converted to 141 million Oracle shares)	1,763
Fair value of Siebel stock options assumed and restricted stock awards exchanged	245
Acquisition related transaction costs	49

Total purchase price	$6,130

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Acquisition of common stock:  Pursuant to the Merger Agreement, each share of Siebel common stock was converted into the right to receive either (a) $10.66 in cash or (b) a number of shares of Oracle common stock equal to the number of Siebel shares of common stock multiplied by 0.8593, which is $10.66 divided by the average closing price of Oracle Common Stock on the Nasdaq Stock Market over the ten trading days immediately preceding (but not including) the Acquisition Date (Average Oracle Stock Price). Since 32.68% of Siebel stockholders elected to receive Oracle common stock, the consideration was prorated, in accordance with the Merger Agreement, whereby Siebel stockholders electing stock received approximately $156 million in cash and 141 million Oracle shares of common stock (or approximately $0.8752 in cash and 0.7888 shares of Oracle common stock for each Siebel share). The fair value of stock issued was $12.53, which represented the average closing price of our common stock for the three trading days up to and including the Acquisition Date.

Fair value of estimated options assumed and restricted stock awards exchanged:  As of January 31, 2006, Siebel had approximately 80 million stock options and restricted stock awards outstanding. In accordance with the Merger Agreement, the conversion value of each option assumed was based on the exercise price of each Siebel option multiplied by the conversion ratio of 0.8576, which was the closing sale price of a share of Siebel common stock on January 30, 2006 divided by the Average Oracle Stock Price. The fair value of options assumed and awards exchanged was determined using an average price of $12.53 and calculated using a Black-Scholes-Merton valuation model with the following assumptions: expected life of 0.25 to 7.23 years, risk-free interest rate of 4.45 – 4.59%, expected volatility of 24% and no dividend yield. The portion of the estimated intrinsic value of unvested Siebel options and restricted stock awards related to future service has been allocated to deferred stock-based compensation and is being amortized using the accelerated expense attribution method over the remaining vesting period.

Acquisition related transaction costs:  Acquisition related transaction costs include estimated investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

Under business combination accounting, the total purchase price was allocated to Siebel’s net tangible and identifiable intangible assets based on their estimated fair values as of January 31, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, the valuation of consulting contract obligations assumed, certain legal matters, income and non-income based taxes and residual goodwill.

(in millions)
Cash and marketable securities	$2,362
Trade receivables	318
Goodwill	2,514
Intangible assets	1,564
Deferred tax assets, net	318
Other assets	123
Accounts payable and other liabilities	(372)
Restructuring (see Note 3)	(590)
Deferred revenues	(202)
Deferred stock-based compensation	31
In-process research and development	64

Total purchase price	$6,130

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Intangible Assets

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Siebel’s products. The fair value of intangible assets was based, in part, on a valuation completed by Duff & Phelps, LLC using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 10% to 18%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition:

(Dollars in millions)	Fair Value	Useful Life
Software support agreements and related relationships	$808	10 years
Developed technology	418	5 years
Core technology	199	5 years
Customer relationships	108	10 years
Trademarks and other	31	5 years

Total intangible assets	$1,564

Developed technology, which comprises products that have reached technological feasibility, includes products in most of Siebel’s product lines, principally the Siebel CRM and Siebel Business Analytics products. Core technology represents a combination of Siebel processes, patents and trade secrets related to the design and development of its applications products. This proprietary know-how can be leveraged to develop new technology and improve Oracle’s software products. Customer relationships and software support agreements and related relationships represent the underlying relationships and agreements with Siebel’s installed customer base.

In-Process Research and Development

We expense in-process research and development (IPR&D) upon acquisition as it represents incomplete Siebel research and development projects that had not reached technological feasibility and had no alternative future use as of the Acquisition Date. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $64 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the Siebel CRM and Siebel Business Analytics products that had not yet reached technological feasibility as of the Acquisition Date and have no alternative future use.

Deferred Revenues

In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligations assumed from Siebel in connection with the acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by Duff & Phelps, LLC using estimates and assumptions provided by management. The estimated fair value of the support obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing the support services and to correct any errors in Siebel software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Siebel had concluded the selling effort on the support contracts prior to the Acquisition Date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We estimated the normal profit margin to be 30%. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Siebel’s January 31, 2006 deferred support revenue by $193 million to $129 million, which represents our estimate of the fair value of the support obligation assumed.

Pre-Acquisition Contingencies

We have currently not identified any material pre-acquisition contingencies. If we identify a material pre-acquisition contingency during the remainder of the purchase price allocation period, we will attempt to determine its fair value and include it in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine its fair value, we will apply FASB Statement No. 5, Accounting for Contingencies, and the amount determined by applying Statement 5 to such item will be included in the purchase price allocation.

Investment in i-flex solutions limited

On August 2, 2005, we entered into a Share Purchase Agreement with OrbiTech Limited, a subsidiary of Citigroup Inc., for the purchase of 32,236,000 shares of i-flex solutions limited, a provider of software solutions and services to the financial services industry (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS). Under the terms of the Share Purchase Agreement and related agreements, we purchased the i-flex shares from OrbiTech on November 18, 2005 for $593 million, or 800 Indian rupees per share. We have made additional purchases of i-flex common stock pursuant to an open offer in October 2005 and through ordinary brokerage transactions in the fourth quarter of fiscal 2006 for approximately $234 million, or a weighted average price of 1,334 Indian rupees per share.

We own approximately 52.5% of i-flex common stock as of May 31, 2006. We currently account for our investment in i-flex under the equity method of accounting two months in arrears as our reporting periods differ and the access to more current information is not available. Under the equity method of accounting, we record our percentage interest of the earnings of i-flex in non-operating income, net in our consolidated statements of operations. Equity in earnings of i-flex was $14 million in fiscal 2006. Our investment in i-flex reflects the price paid for the common stock as well as equity in earnings, and it exceeds our share of the underlying interest in the net assets of i-flex, as determined under U.S. GAAP. As we are unable to relate this difference to specific accounts of i-flex, the difference has been recognized in a similar manner as goodwill and will not be subject to amortization. The market value of our investment, which was $987 million at May 31, 2006, was in excess of the carrying value of our investment of $841 million, which is recorded in other assets, net in the consolidated balance sheets.

Other Acquisitions

During fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $682 million, which includes cash paid of $648 million and the fair value of options assumed of $34 million.

We recorded approximately $484 million of goodwill, $173 million of identifiable intangible assets, $11 million of net tangible assets and $14 million of IPR&D in connection with these other acquisitions during fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

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

The total purchase price was $11.1 billion, which consisted of $10,576 million in cash paid to acquire the outstanding common stock of PeopleSoft, $492 million for the fair value of options assumed and $12 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $6,318 million of goodwill, $3,384 million of identifiable intangible assets, $1,345 million of net tangible assets and $33 million of in-process research and development. The allocation of goodwill decreased by $169 million in fiscal 2006 as a result of changes in our deferred taxes associated with intangibles acquired, partially offset by liabilities recorded for certain pre-merger contingencies which were deemed to be probable and could be reasonably estimated.

Retek Inc.

We purchased 5.5 million shares of common stock of Retek Inc., a Delaware Corporation, on March 7 and 8, 2005, through ordinary brokerage transactions at prevailing market prices for a weighted-average price of $8.82 per share. In April and May 2005, we acquired the remaining outstanding common stock of Retek for $11.25 per share, or $584 million.

The total purchase price was $701 million, comprised of $633 million of cash paid to acquire the outstanding common stock of Retek, $32 million of cash paid for outstanding stock options and $36 million of acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $416 million of goodwill, $133 million of identifiable intangible assets, $145 million of net tangible assets and $7 million of in-process research and development.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle, PeopleSoft and Siebel, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and $5.75 billion senior notes issued (see Note 5) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical PeopleSoft and Siebel support revenues, the charge for IPR&D, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, Oracle restructuring costs, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information for the year ended May 31, 2006 combines the historical results of Oracle for year ended May 31, 2006 and, due to differences in our reporting periods, the historical results of Siebel for the eight months ended December 31, 2005. The unaudited pro forma financial information for the year ended May 31, 2005 combines the historical results for Oracle, with the historical results of Siebel for the year ended December 31, 2004 and the historical results of PeopleSoft for the seven months ended December 28, 2004.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

	Year Ended May 31,
(in millions, except per share data)	2006	2005
Total revenues	$15,259	$14,515
Net income	$3,197	$1,996
Basic net income per share	$0.60	$0.38
Diluted net income per share	$0.59	$0.37

3.	RESTRUCTURING ACTIVITIES

Fiscal 2006 Restructuring Plans

During the third quarter of fiscal 2006, management approved and initiated plans to restructure certain operations of Oracle and pre-merger Siebel to eliminate redundant costs resulting from the acquisition of Siebel and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management. We completed the substantial majority of our planned legal-entity mergers, information system conversions and integration of Siebel’s operations in the fourth quarter of fiscal 2006 and expect to finalize all other planned integration activities in the next three months.

The total estimated severance costs associated with the Fiscal 2006 Oracle Restructuring Plan are $102 million. We have incurred $74 million in restructuring expenses to date and expect to incur the remaining $28 million in the next three months. Changes to the estimates of executing the Fiscal 2006 Oracle Restructuring Plan will be reflected in our future results of operations.

The total estimated restructuring costs associated with exiting activities of Siebel is $590 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the Siebel restructuring plan are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

Fiscal 2005 Restructuring Plans

During the third quarter of fiscal 2005, management approved and initiated plans to restructure the operations of Oracle, PeopleSoft and Retek. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s and Retek’s operations as well as all Oracle exit activities. Total estimated restructuring costs associated with the Fiscal 2005 Oracle Restructuring Plan are $158 million. Total estimated restructuring costs associated with exiting activities of PeopleSoft and Retek are $403 million, consisting primarily of employee severance costs as well as excess facilities obligations through fiscal 2013 and other restructuring costs.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Summary of All Plans

	Accrued May 31, 2005	Year Ended May 31, 2006				Accrued May 31, 2006(5)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs	Adj. to Cost(3)	Cash Payments	Other(4)
Fiscal 2006 Oracle Restructuring Plan
New software licenses	$—	$33	$—	$(9)	$1	$25	$33	$48
Software license updates and product support	—	2	—	(1)	—	1	2	3
Consulting	—	9	—	(2)	—	7	9	16
On Demand	—	2	—	(2)	—	—	2	2
Education	—	2	—	(1)	—	1	2	2
Other(1)	—	26	—	(19)	1	8	26	31

Total Fiscal 2006 Oracle Restructuring	$—	$74	$—	$(34)	$2	$42	$74	$102

Fiscal 2005 Oracle Restructuring Plan
New software licenses	$14	$10	$(9)	$(13)	$1	$3	$37	$37
Software license updates and product support	1	2	(1)	(2)	—	—	6	6
Consulting	6	4	(3)	(6)	—	1	20	20
On Demand	—	—	—	—	—	—	2	2
Education	2	1	1	(3)	—	1	6	6
Other(1)	6	2	4	(10)	—	2	66	66

Total severance	29	19	(8)	(34)	1	7	137	137

Total facilities(2)	21	—	—	(3)	—	18	21	21

Total Fiscal 2005 Oracle Restructuring	$50	$19	$(8)	$(37)	$1	$25	$158	$158

Siebel Restructuring Plan
Severance	$—	$65	$6	$(34)	$—	$37	$71	$71
Facilities	—	542	(58)	(40)	2	446	484	484
Contracts and other	—	36	(1)	(9)	—	26	35	35

Total Siebel Restructuring	$—	$643	$(53)	$(83)	$2	$509	$590	$590

PeopleSoft and Retek Restructuring Plan
Severance	$63	$—	$(18)	$(42)	$—	$3	$195	$195
Facilities	143	—	(4)	(45)	1	95	157	157
Contracts and other	20	—	13	(22)	—	11	51	51

Total PeopleSoft and Retek Restructuring	$226	$—	$(9)	$(109)	$1	$109	$403	$403

Total All Restructuring Plans	$276	$736	$(70)	$(263)	$6	$685

(1)	Other includes costs associated with research and development, general and administrative and marketing functions.
(2)	Allocation of facility costs to operating lines of businesses and other functions was approximately $5 and $16, respectively.
(3)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition as well as changes in estimates to severance and other restructuring obligations related to the PeopleSoft acquisition.
(4)	Represents foreign currency translation adjustments.
(5)	Accrued restructuring at May 31, 2006 and 2005 was $685 and $276, respectively. The balances include $412 and $156 recorded in accrued restructuring, current and $273 and $120 recorded in accrued restructuring, non-current in the accompanying consolidated balance sheets at May 31, 2006 and 2005, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

4.	ACQUISITION RELATED CHARGES

Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel related costs for transitional employees, as well as costs associated with our tender offer for PeopleSoft prior to the merger agreement date. Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Year Ended May 31,
(in millions)	2006	2005	2004
In-process research and development	$78	$46	$—
Transitional employee related costs	30	52	—
Stock-based compensation	18	47	—
Professional fees	11	63	54

Total acquisition related charges	$137	$208	$54

5.	BORROWINGS

Borrowings consisted of the following:

(Dollars in millions)	May 31, 2006	May 31, 2005
Floating rate senior notes due January 2009	$1,500	$—
5.00% senior notes due January 2011, net of discount of $8	2,242	—
5.25% senior notes due January 2016, net of discount of $11	1,989	—
6.91% senior notes due February 2007	150	153
Commercial paper notes	—	1,993
OTC Loan Facility due May 2006	—	700
Notes payable due June 2006	6	6
Capital leases	7	—

Total borrowings	$5,894	$2,852

Borrowings, current portion	$159	$2,693

Borrowings, long-term portion	$5,735	$159

$5.75 Billion Senior Notes

In January 2006, we issued $1.5 billion of floating rate senior notes due 2009, $2.25 billion of 5.00% senior notes due 2011 and $2.0 billion of 5.25% senior notes due 2016 (collectively, original senior notes) to finance the Siebel acquisition and for general corporate purposes. On June 16, 2006, we completed a registered exchange offer for the original senior notes to permit holders to freely transfer their senior notes, which have substantially identical terms to the original senior notes.

The 2009 notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year, the 2011 notes bear interest at the rate of 5.00% per year, and the 2016 notes bear interest at the rate of 5.25% per year. Interest is payable quarterly for the 2009 notes and semi-annually for the 2011 notes and 2016 notes. The effective interest yield of the 2009 notes, 2011 notes and 2016 notes at May 31, 2006 was 5.28%, 5.09% and 5.33%, respectively. We may redeem the 2009 notes after January 2007 and may redeem the 2011 notes and 2016 notes at any time, subject to a make-whole premium.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

$150 Million Senior Notes

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three-month LIBOR set quarterly until maturity. Our interest rate swap increased the effective interest rate on the senior notes to 7.30% as of May 31, 2006. The fair value of the interest rate swap was $(0.7) million at May 31, 2006 and $3.1 million at May 31, 2005.

Short-Term Borrowings

In February 2006, we entered into dealer agreements with various financial institutions and an Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, relating to a new $3.0 billion commercial paper program (the New CP Program). Under the New CP Program, we may issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. The New CP Program replaces the $3.0 billion commercial paper program of Old Oracle which was established in April 2005 and was terminated in February 2006 (the Old CP Program). We did not have any outstanding borrowings under the New CP Program at May 31, 2006.

In May 2005, Oracle Technology Company (OTC), a wholly-owned subsidiary, entered into an unsecured $700 million loan facility (OTC Loan Facility) with ABN AMRO Bank N.V. guaranteed by us. All amounts under the OTC Loan Facility were repaid as of May 31, 2006.

5-Year Revolving Credit Agreement

In March 2006, we entered into a new $3.0 billion, 5-Year Revolving Credit Agreement (New Credit Agreement) with Wachovia Bank, National Association, Bank of America, N.A. and certain other lenders. The New Credit Agreement replaces the $3.0 billion 364-day Revolving Credit Agreement dated as of March 18, 2005 (Old Credit Agreement), which otherwise would have expired on March 17, 2006. The New Credit Agreement provides for an unsecured revolving credit facility which can be used to backstop any commercial paper that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the New Credit Agreement, we may borrow, prepay and re-borrow amounts under the facility at any time during the term of the New Credit Agreement. All amounts under the New Credit Agreement are due on March 14, 2011. Interest is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate.

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

We were in compliance with all debt-related covenants at May 31, 2006, including the requirement under the New Credit Agreement that our total net debt to total capitalization ratio not exceed 45%. Future principal payments of our borrowings at May 31, 2006 are as follows: $159 million in fiscal 2007, $4 million in fiscal 2008, $1.5 billion in fiscal 2009, $2.25 billion in fiscal 2011 and $2.0 billion in fiscal 2016.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2006	2005
Software license updates and product support	$2,501	$1,985
Services	246	225
New software licenses	83	79

Deferred revenues, current	2,830	2,289
Deferred revenues, non-current	114	126

Total deferred revenues	$2,944	$2,415

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

In connection with purchase price allocations related to our acquisitions in fiscal 2006 and fiscal 2005, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. Over the past two years, we recorded adjustments to reduce the carrying values of the deferred software license updates and product support revenues assumed by $640 million to $426 million, which represents our estimate of the fair value of the support obligations assumed. In addition, we recorded a fair value adjustment of $208 million in other current assets related to support contracts assumed for which the underlying service period had not yet started and for which cash had not been received. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $391 million and $320 million, which would have been otherwise recorded by the acquired entities, in fiscal 2006 and 2005 respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

7.	STOCK-BASED COMPENSATION PLANS

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which replaced the 1991 Long-Term Equity Incentive Plan (the 1991 Plan) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors, who are also employees or consultants, independent consultants and advisers. In fiscal 2005, the 2000 Plan was amended and restated to, among other things, eliminate the ability to reprice options without stockholder approval, to provide the Board with the ability to grant restricted stock units, to permit us to deduct certain performance-based equity awards for tax purposes, to provide the Board with the ability to issue transferable equity awards and to eliminate the ability to buyout employees’ options with cash or common stock. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (Board) (generally over four years), and generally expire ten years from the date of grant. Options granted under the 1991 Plan were granted on similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2006, options to purchase 381.4 million shares of common stock were outstanding under both plans, of which 267.8 million were vested. Approximately 394.6 million shares of common stock are available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock units or long-term performance awards under this plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Original Directors’ Plan), which provided for the issuance of non-qualified stock options to non-employee directors. In fiscal 2004, the Original Directors’ Plan was amended and restated to eliminate a term limit, eliminate the ability to reprice options without stockholder approval, decrease the number of shares of common stock reserved for issuance under the Original Directors’ Plan, provide the Board with the ability to make grants of restricted stock, restricted stock units or other stock-based awards instead of the automatic option grants and rename the Original Directors’ Plan, the 1993 Directors’ Stock Plan (the Directors’ Plan). Under the terms of the Directors’ Plan, options to purchase 8.0 million shares of common stock were reserved for issuance, are granted at not less than fair market value, become exercisable over four years, and expire ten years from the date of grant. The Directors’ Plan provides for automatic, nondiscretionary grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based award. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options, as described below, granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2006, options to purchase 4.0 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which 3.2 million were vested. Approximately 2.7 million shares are available for future option awards under this plan; however, no more than 1.8 million shares may be used for grants other than options.

In connection with certain of our acquisitions, principally PeopleSoft and Siebel, we assumed all of the outstanding stock options of the respective stock plans. These options generally retain all of the rights, terms and conditions of the respective plans under which options were originally granted. As of May 31, 2006, options to purchase 88.0 million shares of common stock were outstanding under these plans.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

The following tables summarize information about stock options outstanding:

(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2003	455	$11.41
Granted	44	$12.62
Exercised	(38)	$4.89
Forfeited	(21)	$21.43

Balance, May 31, 2004	440	$11.61
Granted(1)	139	$11.68
Exercised	(71)	$6.16
Forfeited	(39)	$18.01

Balance, May 31, 2005	469	$11.92
Granted(1)	150	$15.02
Exercised	(87)	$6.56
Forfeited	(59)	$16.64

Balance, May 31, 2006	473	$13.25

(1)	Includes options assumed from acquisitions of 82 in fiscal 2006 and 97 in fiscal 2005.

The range of exercise prices for options outstanding at May 31, 2006 was $0.09 to $126.59. The range of exercise prices for options is due to the fluctuating price of our stock over the period of the grants and from the conversion of options assumed from acquisitions.

Range of Exercise Price	Options Outstanding as of May 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable as of May 31, 2006	Weighted Average Exercise Price of Exercisable Options
	(Shares in millions)			(Shares in millions)
$ 0.09 — $ 5.89	61	1.73	$4.23	60	$4.25
$ 5.94 — $ 6.88	83	3.00	$6.87	83	$6.87
$ 6.94 — $ 9.90	77	6.64	$8.96	43	$8.68
$ 9.92 — $ 12.34	90	7.73	$11.69	23	$11.05
$12.36 — $ 15.86	85	6.30	$14.08	57	$14.69
$15.90 — $ 42.00	74	4.36	$30.77	72	$31.06
$42.35 — $126.59	3	4.05	$69.98	3	$70.00

$ 0.09 — $126.59	473	5.15	$13.25	341	$13.91

Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan). To date, 408.7 million shares of common stock have been reserved for issuance under the Purchase Plan. Prior to the April 1, 2005 semi-annual option period, under the Purchase Plan employees could purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of Oracle stock as of the beginning or the end of the semi-annual option period. Starting with the April 1, 2005 semi-annual option period, we amended the Purchase Plan such that employees can purchase shares of common stock at a price per share that is 95% of the fair value of Oracle stock as of the end of the semi-annual option period. Through May 31, 2006, 321.5 million shares had been issued and 87.2 million shares were reserved for future issuances under the Purchase Plan. During fiscal 2006, 2005 and 2004, we issued 4.8 million, 16.6 million and 17.5 million shares, respectively, under the Purchase Plan.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

8.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to May 31, 2006, a total of 1.8 billion shares have been repurchased for approximately $20.7 billion. We repurchased 24.1 million shares for $324 million, 114.8 million shares for $1.3 billion and 117.8 million shares for $1.5 billion in fiscal 2006, 2005 and 2004, respectively. At May 31, 2006, approximately $1.6 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program. In July 2006, the Board expanded the program such that $4.0 billion is available for repurchase under the program.

On January 31, 2006, we announced our plan to repurchase common stock equivalent to the amount of common stock issued in connection with the Siebel acquisition. Our Board of Directors approved a separate program (2006 Program) to repurchase 140,720,666 shares of our common stock, which is equivalent to the amount of common stock issued to former Siebel stockholders as of January 31, 2006. We repurchased 122,752,536 shares in the fourth quarter of fiscal 2006 for approximately $1.7 billion. At May 31, 2006, 17,968,130 shares were available for repurchase pursuant to our 2006 Program.

Shareholder Rights Plan

On December 3, 1990, the Board of Directors adopted a Shareholder Rights Plan. The Shareholder Rights Plan was amended and restated on March 31, 1998 and subsequently amended on March 22, 1999. In connection with the Reorganization, on January 31, 2006, the original Shareholder Rights Plan, as amended, was replaced by a substantially identical Shareholder Rights Plan. Pursuant to the Shareholder Rights Plan, we distributed Preferred Stock Purchase Rights as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of January 31, 2006. The Board of Directors also authorized the issuance of Rights for each share of common stock issued after the record date, until the occurrence of certain specified events. The Shareholder Rights Plan was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire us. As a result of stock splits, each share of common stock now has associated with it one-sixth of a Right.

The Rights are not exercisable until the earlier of: (1) ten days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% of our common stock or (2) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 15% or more of our outstanding common stock, subject to certain exceptions (the earlier of such dates being called the Distribution Date). The Rights are initially exercisable for one-six thousand seven hundred fiftieth of a share of our Series A Junior Participating Preferred Stock at a price of $125 per one-six thousand seven hundred fiftieth of a share, subject to adjustment. However, if: (1) after the Distribution Date we are acquired in certain types of transactions, or (2) any person or group (with limited exceptions) acquires beneficial ownership of 15% of our common stock, then holders of Rights (other than the 15% holder) will be entitled to receive upon exercise of the Right, common stock (or in case we are completely acquired, common stock of the acquirer) having a market value of two times the exercise price of the Right.

We are entitled to redeem the Rights, for $0.00148 per Right, at the discretion of the Board of Directors, until certain specified times. We may also require the exchange of Rights, at a rate of one and one-half shares of common stock, for each Right, under certain circumstances. We also have the ability to amend the Rights, subject to certain limitations.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

	May 31,
(in millions)	2006	2005	2004
Foreign currency translation adjustment	$308	$301	$190
Unrealized loss on derivatives	(37)	(51)	(37)
Unrealized gain on investments	6	9	3
Minimum benefit plan liability adjustment	(19)	(16)	—

Accumulated other comprehensive income	$258	$243	$156

9.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2006	2005	2004
Domestic	$2,727	$1,956	$2,114
Foreign	2,083	2,095	1,831

Total	$4,810	$4,051	$3,945

The provision for income taxes consists of the following:

	Year Ended May 31,
(Dollars in millions)	2006	2005	2004
Current provision:
Federal	$938	$624	$701
State	97	135	77
Foreign	434	472	428

Total current provision	1,469	1,231	1,206

Deferred provision (benefit):
Federal	(35)	(11)	9
State	8	(24)	48
Foreign	(13)	(31)	1

Total deferred provision (benefit)	(40)	(66)	58

Total provision for income taxes	$1,429	$1,165	$1,264

Effective income tax rate	29.7%	28.8%	32.0%

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

The provision for income taxes differs from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2006	2005	2004
Tax provision at statutory rate	$1,684	$1,418	$1,381
Foreign earnings at other than United States rates	(426)	(380)	(260)
State tax expense, net of federal benefit	68	66	81
Dividend pursuant to American Jobs Creation Act of 2004	—	121	—
Settlement of audits and expiration of statutes	—	(131)	—
Other	103	71	62

Provision for income taxes	$1,429	$1,165	$1,264

The components of the deferred tax assets and liabilities consist of the following:

	May 31,
(in millions)	2006	2005
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Unremitted earnings of foreign subsidiaries	(51)	(27)
Acquired intangibles	(1,340)	(1,251)
Other	(30)	(10)

Total deferred tax liabilities	(1,551)	(1,418)
Deferred tax assets:
Accruals and allowances	602	343
Employee compensation and benefits	137	215
Depreciation and amortization	78	56
Tax credit and net operating loss carryforwards	823	264
Differences in timing of revenue recognition and other	250	80

Total deferred tax assets	1,890	958
Valuation allowance	(189)	(44)

Net deferred tax asset (liability)	$150	$(504)

Recorded as:
Current deferred tax assets	$714	$486
Non-current deferred tax assets (in other non-current assets)	16	32
Current deferred tax liabilities (in other current liabilities)	(16)	(12)
Non-current deferred tax liabilities	(564)	(1,010)

Net deferred tax asset (liability)	$150	$(504)

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2006, the cumulative earnings upon which United States income taxes have not been provided for were approximately $3.0 billion. If these earnings were repatriated in the United States, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability for these earnings would be approximately $550 million. In fiscal 2005, we repatriated $3.1 billion of the earnings of foreign subsidiaries in accordance with the American Jobs Creation Act of 2004 and recorded a federal tax expense of $118 million and a state tax expense (net of federal tax benefit) of $3 million. We repatriated the maximum amount available for repatriation under the American Jobs Creation Act of 2004.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

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

The valuation allowance was $189 million at May 31, 2006 and $44 million at May 31, 2005. The increase is attributable to acquired deferred tax assets of Siebel, principally federal and state net operating loss carryforwards. Any subsequent reduction of this valuation allowance and the recognition of the associated tax benefits will be applied first to reduce goodwill and then to intangible assets established pursuant to the related acquisition.

At May 31, 2006, we had federal net operating loss carryforwards of approximately $1.6 billion. These losses expire in various years between 2011 and 2026, and are subject to limitations on their utilization. We have state net operating loss carryforwards of approximately $1.9 billion, which expire between 2007 and 2026, and are subject to limitations on their utilization. We have tax credit carryforwards of approximately $140 million, which are subject to limitations on their utilization. Approximately $53 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $87 million, expires in various years between 2013 and 2026.

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We recently finalized one bilateral Advance Pricing Agreement and currently are negotiating an additional bilateral agreement to cover the period from June 1, 2001 through May 31, 2008. There can be no guarantee that such negotiations will result in an agreement.

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

	Year Ended May 31,
(in millions, except per share data)	2006	2005	2004
Net income	$3,381	$2,886	$2,681

Weighted-average common shares outstanding	5,196	5,136	5,215
Dilutive effect of employee stock plans	91	95	111

Dilutive weighted-average common shares outstanding	5,287	5,231	5,326

Basic earnings per share	$0.65	$0.56	$0.51
Diluted earnings per share	$0.64	$0.55	$0.50
Shares subject to anti-dilutive stock options excluded from calculation(1)	123	141	132

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future. See Note 7 for information regarding the prices of our outstanding, unexercised options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

11.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. In accordance with Statement 115 and based on our intentions regarding these instruments, we classify certain of our debt securities as available-for-sale and account for these marketable securities at market value. We classify all of our other investments in debt securities as held-to-maturity and account for these marketable securities at amortized cost.

The amortized principal amount of cash and cash equivalents at May 31, 2006 and 2005 was $6.7 billion and $3.9 billion, which approximates fair value, and the weighted average interest rates were 4.08% and 2.32%, respectively.

The following table summarizes the components of our marketable securities:

	May 31, 2006			May 31, 2005
(in millions)	Held-to- Maturity(1)	Available- for-Sale(1)	Total	Held-to- Maturity(1)	Available- for-Sale(1)	Total
Marketable securities (within 1 year)	$854	$92	$946	$578	$299	$877
Marketable securities (1 – 2 years)(2)	—	—	—	—	12	12

Total marketable securities	$854	$92	$946	$578	$311	$889

Debt securities issued by U.S. Treasury and other U.S. governmental entities	$—	$—	$—	$—	$14	$14
Debt securities issued by states of the United States and political subdivisions of the states.	—	2	2	—	131	131
Corporate and other debt securities	854	90	944	578	166	744

Total	$854	$92	$946	$578	$311	$889

(1)	The amortized cost of our marketable securities approximates fair value.
(2)	Included in other assets in the accompanying consolidated balance sheets.

Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We use derivatives to manage foreign currency and interest rate risk.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Net Investment Hedges

Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in non-operating income, net.

Net gains (losses) on investment hedges reported in stockholders’ equity were $23 million, $(23) million and $(38) million in fiscal 2006, 2005 and 2004, respectively. The net gain on investment hedges reported in non-operating income, net were $24 million, $14 million and $8 million in fiscal 2006, 2005 and 2004, respectively.

At May 31, 2006, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.2 million and $0.5 million as of May 31, 2006 and 2005. The Yen investment hedge has a notional amount of $595 million and an exchange rate of 111 Yen for each United States dollar.

Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying consolidated statements of operations were $15 million, $(27) million and $(21) million in fiscal 2006, 2005 and 2004, respectively. The fair values of foreign currency forward contracts were not individually significant and approximated $(0.3) million and $0.2 million as of May 31, 2006 and 2005.

Interest Rate Swap

We have $150 million in 6.91% senior notes due in February 2007. In February 2002, we entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity. The notional amount of the interest rate swap and the termination date match the principal amounts and maturity date of the outstanding senior notes. Our interest rate swap increased the effective interest rate on our 6.91% senior notes to 7.30% as of May 31, 2006. The fair value of the interest rate swap was $(0.7) million and $3.1 million at May 31, 2006 and May 31, 2005.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

13.	PROPERTY

Property consisted of the following:

		May 31,
(in millions)	Estimated Useful Lives	2006	2005
Computer and network equipment	2-5 years	$1,131	$1,121
Buildings and improvements	1-50 years	1,274	1,242
Furniture and fixtures	3-10 years	369	356
Land	—	200	202
Automobiles	5 years	11	8
Construction in progress		66	—
Land and buildings held for sale		—	94

Total property	1-50 years	3,051	3,023
Accumulated depreciation		(1,660)	(1,581)

Property, net		$1,391	$1,442

As part of our restructuring and integration activities in fiscal 2005, we vacated owned property sites that were classified as held for sale at May 31, 2005 and sold for a nominal gain in fiscal 2006.

14.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is not deductible for tax purposes, by operating segment for the years ended May 31, 2005 and 2006, were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other	Total
Balances as of May 31, 2004	$20	$17	$4	$—	$41
PeopleSoft acquisition goodwill	1,200	4,846	441	—	6,487
Other acquisition goodwill	—	—	—	475	475

Balances as of May 31, 2005	1,220	4,863	445	475	7,003
Allocation of goodwill(1)	218	164	93	(475)	—
Siebel acquisition goodwill	538	1,702	274	—	2,514
Other acquisition goodwill	280	147	57	—	484
Goodwill adjustments(2)	(42)	(135)	(15)	—	(192)

Balances as of May 31, 2006	$2,214	$6,741	$854	$—	$9,809

(1)	Represents goodwill associated with fourth quarter fiscal 2005 acquisitions, primarily Retek, that was allocated to operating segments upon finalization of our intangible asset valuations in the first quarter of fiscal 2006.
(2)	Primarily associated with changes in our deferred taxes associated with PeopleSoft intangibles acquired, partially offset by liabilities recorded for certain PeopleSoft pre-merger contingencies.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

The changes in intangible assets for the year ended May 31, 2006 and the net book value of intangible assets at May 31, 2005 and 2006 were as follows:

(Dollars in millions)	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted Average Useful Life
	May 31, 2005	Additions	May 31, 2006	May 31, 2005	Expense	May 31, 2006	May 31, 2005	May 31, 2006
Software support agreements and related relationships	$2,124	$825	$2,949	$(88)	$(241)	$(329)	$2,036	$2,620	10 years
Developed technology	800	536	1,336	(127)	(206)	(333)	673	1,003	5 years
Core technology	368	226	594	(30)	(91)	(121)	338	473	5 years
Customer relationships	257	118	375	(11)	(30)	(41)	246	334	10 years
Trademarks	84	33	117	(4)	(15)	(19)	80	98	7 years

Total	$3,633	$1,738	$5,371	$(260)	$(583)	$(843)	$3,373	$4,528

The total amortization expense related to intangible assets was $583 million, $219 million and $36 million in fiscal 2006, 2005 and 2004, respectively. Estimated future amortization expense related to intangible assets is $738 million in fiscal 2007, $727 million in fiscal 2008, $722 million in fiscal 2009, $615 million in fiscal 2010, $431 million in fiscal 2011 and $1,295 million thereafter.

15.	SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have two businesses, software and services, which are further divided into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of our businesses and operating segments:

	Year Ended May 31,
(in millions)	2006	2005	2004
New software licenses:
Revenues(1)	$4,897	$4,082	$3,533
Sales and distribution expenses	2,638	2,055	1,716

Margin(2)	$2,259	$2,027	$1,817
Software license updates and product support:
Revenues(1)	$7,027	$5,650	$4,529
Cost of services	673	569	508

Margin(2)	$6,354	$5,081	$4,021
Total software business:
Revenues(1)	$11,924	$9,732	$8,062
Expenses	3,311	2,624	2,224

Margin(2)	$8,613	$7,108	$5,838

Consulting:
Revenues(1)	$2,113	$1,796	$1,573
Cost of services	1,787	1,471	1,273

Margin(2)	$326	$325	$300
On Demand:
Revenues(1)	$398	$307	$267
Cost of services	372	274	240

Margin(2)	$26	$33	$27
Education:
Revenues(1)	$336	$284	$254
Cost of services	235	215	200

Margin(2)	$101	$69	$54
Total services business:
Revenues(1)	$2,847	$2,387	$2,094
Cost of services	2,394	1,960	1,713

Margin(2)	$453	$427	$381

Totals:
Revenues(1)	$14,771	$12,119	$10,156
Expenses	5,705	4,584	3,937

Margin(2)	$9,066	$7,535	$6,219

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $391, $320 and $0 of revenues that we did not recognize in the accompanying consolidated statements of operations for the years ended May 31, 2006, 2005 and 2004, respectively. See Note 6 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.
(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

Reconciliation of operating segment revenues to total revenues

	Year Ended May 31,
(in millions)	2006	2005	2004
Total revenues for reportable segments	$14,771	$12,119	$10,156
Software license updates and product support revenues	(391)	(320)	—

Total revenues	$14,380	$11,799	$10,156

Reconciliation of operating segment margin to income before provision for income taxes

	Year Ended May 31,
(in millions)	2006	2005	2004
Total margin for reportable segments	$9,066	$7,535	$6,219
Software license updates and product support revenues	(391)	(320)	—
Product development and information technology expenses	(2,160)	(1,771)	(1,537)
Marketing and partner program expenses	(447)	(378)	(348)
Corporate and general and administrative expenses	(473)	(438)	(378)
Amortization of intangible assets	(583)	(219)	(36)
Acquisition related	(137)	(208)	(54)
Restructuring	(85)	(147)	—
Stock-based compensation	(31)	(25)	—
Interest expense	(169)	(135)	(21)
Non-operating income, net	220	157	100

Income before provision for income taxes	$4,810	$4,051	$3,945

Geographic information

Disclosed in the table below is geographic information for any country comprising greater than three percent of total revenues.

	Year Ended May 31,
	2006		2005		2004
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$6,449	$1,351	$4,943	$1,371	$4,358	$876
United Kingdom	1,153	109	1,014	112	841	115
Japan	841	105	796	39	746	35
Germany	579	8	579	6	513	7
France	509	16	442	15	371	15
Canada	472	12	345	12	255	8
Other foreign countries	4,377	179	3,680	185	3,072	139

Total	$14,380	$1,780	$11,799	$1,740	$10,156	$1,195

(1)	Long-lived assets excludes goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

16.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

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

The maximum potential penalty under the CAP, by version, as of May 31, 2006 was as follows:

CAP Version	Dates Offered to Customers(1)		Maximum Potential Penalty (in millions)
	Start Date	End Date
Version 1	June 2003	September 12, 2003	$76	(2)
Version 2	September 12, 2003	September 30, 2003	170
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,352
Version 5	June 16, 2004	December 28, 2004	792
Version 6	October 12, 2004	December 28, 2004	1,105

			$3,535

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.
(2)	As of May 31, 2006, all but two contracts containing Version One of the CAP have expired by their terms. $76 is the maximum potential payment under the two remaining Version 1 CAP contracts.

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of May 31, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

17.	GUARANTEES

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements. Certain of our software license agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements.

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. To date, we have not incurred any material costs associated with these warranties.

18.	COMMITMENTS

Lease Commitments

We lease certain facilities and furniture and equipment under operating leases. As of May 31, 2006, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)	Year Ended May 31,
2007	$414
2008	227
2009	195
2010	157
2011	117
Thereafter	306

Future minimum operating lease payments	1,416
Less: Minimum payments to be received from non-cancelable subleases	(120)

Total, net	$1,296

Lease commitments include future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 3. We have approximately $559 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2006.

Rent expense was $175 million, $174 million and $192 million for fiscal years 2006, 2005 and 2004, respectively, net of sublease income of approximately $23 million, $10 million and $10 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term.

Property Commitment

In March 2006, one of our subsidiaries signed a definitive agreement to purchase land and buildings for approximately $342 million, of which approximately $66 million was paid in fiscal 2006. Future remaining commitments are approximately $69 million in fiscal 2007 and $207 million in fiscal 2008.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

19.	BENEFIT PLANS

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $170 million, $147 million and $92 million for fiscal years 2006, 2005 and 2004, respectively. In fiscal 2006 and 2005, we increased the number of plan participants in our defined contribution plans as a result of additional employees from acquisitions as well as increased the number of countries that offer defined contribution plans.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation annually as defined by the plan document or by the section 402(g) limit as defined by the Internal Revenue Service. We match a portion of employee contributions, currently up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the plan, net of forfeitures, were $58 million, $46 million and $32 million in fiscal 2006, 2005 and 2004.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were approximately $165 million and $139 million as of May 31, 2006 and 2005 and are presented in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

20.	RELATED PARTIES

We have entered into transactions with 12 companies over the last three fiscal years in which our Chief Executive Officer, directly or indirectly, has a controlling interest. These companies purchased software and services for $4.7 million, $4.1 million and $2.1 million during fiscal 2006, 2005 and 2004, respectively. In addition, we purchased goods and services from two of these companies for $1.0 million, $0.8 million and $0.9 million in fiscal 2006, 2005 and 2004, respectively. The goods and services purchased from these companies related to consulting, training services and aircraft rental.

In fiscal 2004, we recorded royalty revenues of $1.0 million from a company in which our Chief Executive Officer holds a controlling interest and which was permitted to sell its hosted business management applications solutions under the brand name Oracle Small Business Suite. We assisted this company’s efforts to penetrate the small business market by incurring $0.3 million in marketing expense in fiscal 2004 promoting the Oracle Small Business Suite. In the fourth quarter of fiscal 2004, we terminated the revenue sharing agreement with this company. In connection with our acquisition of PeopleSoft, we assumed a sublease with this company and received payments of $0.1 million and $0.2 million during fiscal 2006 and 2005, respectively. The sublease was terminated in the first quarter of fiscal 2006 when this company entered into a direct lease with the landlord.

In fiscal 2006, 2005 and 2004, we received $0.1 million, $0.6 million and $0.9 million, respectively, for purchases of software and services from two companies affiliated with two other members of our Board of Directors who are, or were, executive officers of such companies. A member of our Board of Directors was previously an executive officer of one such company until July 2005. Transactions with this company prior to the date of this Board member’s departure in July 2005 have been included in the preceding disclosure.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

21.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. Currently, the parties are conducting discovery. Trial has been set for September 11, 2006, although that date likely will change. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Siebel Securities Class Action

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of stockholders of Siebel, filed a complaint in the United States District Court for the Northern District of California against Siebel and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen’s Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. The consolidated complaint also raised claims regarding Siebel’s business performance in 2002. In October 2004, Siebel filed a motion to dismiss, which was granted on January 28, 2005 with leave to amend. Plaintiffs filed an amended complaint on March 1, 2005. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. Siebel filed a motion to dismiss the amended complaint on April 27, 2005, and on December 28, 2005, the Court dismissed the case with prejudice. On January 17, 2006, plaintiffs filed a notice of appeal. We believe that we have meritorious defenses against this action, and we will continue vigorously to defend it.

Intellectual Property Litigation

Mangosoft, Inc. and Mangosoft Corporation filed a patent infringement action against us in the United States District Court for the District of New Hampshire on November 22, 2002. Plaintiffs alleged that we are willfully infringing U.S. Patent Nos. 6,148,377 (the ‘377 patent) and 5,918,229 (the ‘229 patent), which they claim to own. Plaintiffs seek damages based on our license sales of the Real Application Clusters database option, the 9i and 10g databases, and the Application Server, and seek injunctive relief. We have denied infringement and asserted affirmative defenses and have counterclaimed against plaintiffs for declaratory judgment that the ‘377 and ‘229 patents are invalid, unenforceable and not infringed by us. On May 19, 2004, the court held a claims construction (Markman) hearing, and on September 21, 2004, it issued a Markman order. On June 21, 2005, plaintiffs withdrew their allegations of infringement of the ‘229 patent. Discovery closed on July 1, 2005. Summary judgment motions were filed on August 25, 2005, and the court held a hearing on these motions on October 17, 2005. On March 14, 2006 the court ruled that Oracle’s Real Application Clusters database option did not infringe the ‘377 patent. Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006

and unenforceable, are the only claims that the Court has left open for trial. On April 21, 2006 Mangosoft filed a motion asking that Mangosoft be allowed to appeal the non-infringement ruling immediately to the Federal Circuit Court of Appeals and that trial on Oracle’s counterclaims be stayed until that appeal has been resolved. Oracle filed a brief opposing that motion on May 8, 2006. The Court has not yet ruled on the motion, nor has it set a trial date for the remaining two issues.

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

22.	SUBSEQUENT EVENTS

We acquired two companies in June 2006 and completed our acquisition of Portal Software, Inc. on July 3, 2006 for approximately $340 million in cash and approximately 2.5 million options assumed. The purchase price allocations for these acquisitions have not yet been completed.

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations	Write-offs	Translation Adjustments	Ending Balance
Trade Receivable Allowances
Year Ended:
May 31, 2004	$376	173	(188)	3	$364

May 31, 2005	$364	197	(300)	8	$269

May 31, 2006	$269	241	(185)	—	$325

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2006.

ORACLE CORPORATION

By:	/s/ LAWRENCE J. ELLISON

Lawrence J. Ellison, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	July 21, 2006

/s/ SAFRA A. CATZ Safra A. Catz	Chief Financial Officer and Director (Principal Financial Officer)	July 21, 2006

/s/ JENNIFER L. MINTON Jennifer L. Minton	Senior Vice President, Global Finance and Operations and Chief Accounting Officer (Principal Accounting Officer)	July 21, 2006

/s/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors	July 21, 2006

/s/ JEFFREY BERG Jeffrey Berg	Director	July 21, 2006

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	July 21, 2006

/s/ MICHAEL J. BOSKIN Michael J. Boskin	Director	July 21, 2006

/s/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	July 21, 2006

/s/ JACK F. KEMP Jack F. Kemp	Director	July 21, 2006

/s/ DONALD L. LUCAS Donald L. Lucas	Director	July 21, 2006

/s/ CHARLES E. PHILLIPS, JR. Charles E. Phillips, Jr.	Director	July 21, 2006

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	July 21, 2006

ORACLE CORPORATION

INDEX OF EXHIBITS

Exhibit No.	Exhibit Titles
4.01	Specimen Certificate of Registrant’s Common Stock

21.01	Subsidiaries of the Registrant

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act