Form 10-Q
period 2006-08-31
ORACLE CORP
filed 2006-09-25
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2006

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

The number of shares of registrant’s common stock outstanding as of September 19, 2006 was: 5,195,473,642.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2006 and May 31, 2006

(Unaudited)

(in millions, except per share data)	August 31, 2006	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,446	$6,659
Marketable securities	2,852	946
Trade receivables, net of allowances of $331 and $325	2,118	3,022
Other receivables	229	398
Deferred tax assets	725	714
Prepaid expenses and other current assets	321	235

Total current assets	11,691	11,974

Non-current assets:
Property, net	1,437	1,391
Intangible assets, net	4,640	4,528
Goodwill	10,529	9,809
Other assets	551	1,327

Total non-current assets	17,157	17,055

Total assets	$28,848	$29,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$166	$159
Accounts payable	223	268
Income taxes payable	859	810
Accrued compensation and related benefits	840	1,172
Accrued restructuring	198	412
Deferred revenues	3,269	2,830
Other current liabilities	1,143	1,279

Total current liabilities	6,698	6,930

Non-current liabilities:
Notes payable and long-term debt, net of current portion	5,737	5,735
Deferred tax liabilities	573	564
Accrued restructuring	277	273
Deferred revenues	114	114
Minority interests	323	202
Other long-term liabilities	227	199

Total non-current liabilities	7,251	7,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,185 shares at August 31, 2006 and 5,232 shares at May 31, 2006	9,362	9,246
Retained earnings	5,295	5,538
Deferred compensation	—	(30)
Accumulated other comprehensive income	242	258

Total stockholders’ equity	14,899	15,012

Total liabilities and stockholders’ equity	$28,848	$29,029

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2006 and 2005

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2006	2005
Revenues:
New software licenses	$804	$629
Software license updates and product support	1,941	1,502

Software revenues	2,745	2,131
Services	846	637

Total revenues	3,591	2,768

Operating expenses:
Sales and marketing	750	615
Software license updates and product support	200	161
Cost of services	780	562
Research and development	506	400
General and administrative	157	156
Amortization of intangible assets	198	123
Acquisition related	48	28
Restructuring	9	11

Total operating expenses	2,648	2,056

Operating income	943	712
Interest expense	(83)	(21)
Non-operating income, net	102	42

Income before provision for income taxes	962	733
Provision for income taxes	292	214

Net income	$670	$519

Earnings per share:
Basic	$0.13	$0.10

Diluted	$0.13	$0.10

Weighted-average common shares outstanding:
Basic	5,217	5,148

Diluted	5,307	5,244

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2006 and 2005

(Unaudited)

	Three Months Ended August 31,
(in millions)	2006	2005
Cash Flows From Operating Activities:
Net income	$670	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59	57
Amortization of intangible assets	198	123
Deferred income taxes	(6)	(46)
Minority interests in income	12	8
Stock-based compensation	50	12
Tax benefits on the exercise of stock options	49	31
Excess tax benefits from stock-based compensation	(30)	—
In-process research and development	43	7
Net investment gains related to equity securities	(15)	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	1,040	913
Decrease in prepaid expenses and other assets	86	154
Decrease in accounts payable and other liabilities	(900)	(451)
Decrease in income taxes payable	(6)	(203)
Increase in deferred revenues	373	336

Net cash provided by operating activities	1,623	1,458

Cash Flows From Investing Activities:
Purchases of marketable securities	(2,426)	(789)
Proceeds from maturities and sale of marketable securities	642	827
Acquisitions, net of cash acquired	(225)	(309)
Purchases of equity and other investments	(4)	(2)
Capital expenditures	(49)	(52)
Proceeds from sale of property	—	70

Net cash used for investing activities	(2,062)	(255)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(936)	(250)
Proceeds from issuance of common stock	162	158
Proceeds from borrowings, net of financing costs	—	5,408
Payments of debt	(7)	(6,590)
Excess tax benefits from stock-based compensation	30	—
Distributions to minority interests	(25)	(23)

Net cash used for financing activities	(776)	(1,297)

Effect of exchange rate changes on cash and cash equivalents	2	(10)

Net decrease in cash and cash equivalents	(1,213)	(104)
Cash and cash equivalents at beginning of period	6,659	3,894

Cash and cash equivalents at end of period	$5,446	$3,790

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$15	$31
Debt issued in connection with acquisitions	$13	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

1.	BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2007. Certain prior period balances have been reclassified to conform to the current period presentation. Additionally, there have been no significant changes in new accounting pronouncements disclosed in our Form 10-K, except for our adoption of Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, as discussed in Note 2.

2.	STOCK-BASED COMPENSATION

Adoption of Statement 123R

On June 1, 2006, we adopted Statement 123R under the modified prospective method. Statement 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in our consolidated statements of operations based on their fair values. Under the modified prospective method, prior period financial statements are not restated.

Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and applied the disclosure provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended. Under Opinion 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. However, we recorded stock-based compensation for the intrinsic value associated with unvested options assumed in connection with acquisitions. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock compensation expense for actual forfeitures in the periods they occurred.

In accordance with Statement 123R, we recognize stock-based compensation for grants issued or assumed after June 1, 2006 for awards that we expect to vest on a straight-line basis over the service period of the award, generally four years. In determining whether an award is expected to vest, we use an estimated forfeiture rate based on historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. The effect of forfeiture adjustments based on actual results was nominal for the three months ended August 31, 2006. The unvested portion of awards granted prior to June 1, 2006 will continue to be recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

Stock-based compensation recognized in our condensed consolidated statements of operations is as follows:

	Three Months Ended August 31,
(in millions)	2006	2005
Issued options	$41	$—
Assumed options from acquisitions	9	12

Stock-based compensation recorded in operating expenses compensation cost	50	12
Estimated income tax benefit included in provision for income taxes	(14)	(4)

Stock-based compensation, net of estimated taxes	$36	$8

If we had continued to account for stock-based compensation in accordance with Opinion 25, income before provision for income taxes and net income for the three months ended August 31, 2006 would have been $44 million and $31 million higher, respectively, than the amounts we recognized in accordance with Statement 123R. Basic and diluted earnings per share for the three months ended August 31, 2006 would have been $0.01 higher if we had continued to account for stock-based compensation under Opinion 25.

The following table presents the effect on reported net income and earnings per share if we had accounted for our stock options under the fair value method of accounting for the three months ended August 31, 2005:

(in millions, except per share data)	Three Months Ended August 31, 2005
Net income, as reported	$519
Add: Employee compensation expense included in net income, net of related tax effects	8
Deduct: Stock-based employee compensation expense determined under the fair value method, net of forfeitures and related tax effects	(34)

Pro forma net income	$493

Earnings per share:
Basic—as reported	$0.10
Basic—pro forma	$0.10
Diluted—as reported	$0.10
Diluted—pro forma	$0.09

Stock Option Plans

We adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), as amended, which replaced the 1991 Long-Term Equity Incentive Plan, in order to provide non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors, independent consultants and advisers. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock units or long-term performance awards under this plan. We also have a separate stock option plan for our non-employee directors as well as plans assumed from acquisitions. Options assumed from acquisitions generally retain all of the rights, terms and conditions of the respective plans under which the options were originally granted. We do not grant additional options under assumed plans. At August 31, 2006, we had approximately 508 million options outstanding and approximately 346 million shares of common stock are available for future awards.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

The following table summarizes stock options activity for the three months ending August 31, 2006:

	Options Outstanding		Options Exercisable
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, June 1, 2006	473	$13.25	341	$13.91
Granted	55	14.58
Assumed in connection with acquisitions	3	12.59
Exercised	(20)	7.79
Canceled	(3)	19.84

Balance, August 31, 2006	508	$13.02	363	$13.10

Options outstanding that have vested and are expected to vest as of August 31, 2006 are as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of August 31, 2006 (in millions)	Aggregate Value as of August 31, 2006 (1) (in millions)
Vested	363	$13.10	4.1	265	$2,020
Expected to vest (2)	121	12.82	8.8	119	354

Total	484	$13.03	5.2	384	$2,374

(1)	The aggregate value was calculated based on the difference between our closing stock price on August 31, 2006 of $15.66 and the exercise prices for all in-the-money options outstanding.
(2)	The unrecognized compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of August 31, 2006 was approximately $369 million and is expected to be recognized over a weighted average period of 1.4 years. Approximately 24 million shares are not expected to vest as of August 31, 2006.

Valuation of Options Granted

We estimate the fair value of our options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. The fair value of stock options is estimated at the date of grant using weighted-average assumptions as follows:

	Three Months Ended August 31,
	2006	2005
Expected life (in years)	5.1	5.4
Risk-free interest rate	5.14%	3.88%
Volatility	26%	27%
Dividend yield	—	—
Weighted average fair value at grant date	$4.88	$4.52

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

The expected life is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate is based on United States Treasury instruments and volatility is calculated based on implied volatility. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the forseeable future. Accordingly, our expected dividend yield is zero.

Tax Benefits from Option Exercises

We settle employee stock option exercises primarily with newly issued common shares and, occasionally, with treasury shares. Total cash received as a result of option exercises was approximately $162 million and $158 million for the three months ended August 31, 2006 and August 31, 2005, respectively. The intrinsic value of options exercised for the three months ended August 31, 2006 and August 31, 2005 was $149 million for both periods. In connection with these exercises, the tax benefits realized by the company for the three months ended August 31, 2006 and August 31, 2005 were $49 million and $31 million, respectively. The adoption of Statement 123R required us to change our cash flow classification of certain tax benefits received from stock option exercises beginning June 1, 2006. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $30 million as cash flows from financing activities rather than cash flows from operating activities for the three months ended August 31, 2006. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of our Statement 123R adoption date, which also affects the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities, we adopted the alternative transition method as prescribed under FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

3.	ACQUISITIONS

i-flex solutions limited

In November 2005, we obtained a 42.8% interest in i-flex solutions limited, a provider of software solutions and services to the financial services industry (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS) pursuant to a Share Purchase Agreement with OribTech Limited, a subsidiary of Citigroup Inc., for $593 million and through our initial open offer in October 2005. We have made additional purchases of i-flex common stock through ordinary brokerage transactions from March 2006 through June 2006 and obtained a majority interest in i-flex on April 14, 2006. We originally accounted for i-flex under the equity method of accounting. Beginning in the first quarter of fiscal 2007, we changed our method of accounting and began consolidating the results of operations of i-flex once we obtained a majority interest. We consolidate the results of operations of i-flex two months in arrears as our reporting periods differ.

We own 40,148,312 shares of common stock or 52.5% of i-flex as of August 31, 2006. Our cumulative investment in i-flex as of August 31, 2006 was $847 million, which consisted of $827 million of cash paid for common stock, $6 million in transaction costs and $14 million in equity in earnings from our initial purchase date to April 14, 2006.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

Our cumulative investment in i-flex was allocated to 52.5% of i-flex’s net tangible and identifiable intangible assets based on their estimated fair values. The minority interest in the net assets of i-flex has been recorded at historical book values. The excess of the cumulative purchase price over our 52.5% interest in the net tangible and identifiable intangible assets was recorded as goodwill. Our preliminary allocation of the cumulative purchase price including the minority interest in the net assets of i-flex is as follows:

(in millions)
Cash and marketable securities	$155
Trade receivables	125
Goodwill	559
Intangible assets	178
Other assets	98
Accounts payable and other liabilities	(49)
Deferred tax liabilities, net	(62)
Deferred revenues	(34)
In-process research and development	23
Minority interests	(146)

Total purchase price	$847

The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, the valuation of consulting contract obligations assumed, certain legal matters, income and non-income based taxes and residual goodwill.

We recorded the minority interest in the net income of i-flex of $4 million as an expense in non-operating income, net, in our condensed consolidated statements of operations for the three months ended August 31, 2006.

Preferential Allotment and Open Offer

On September 14, 2006, i-flex issued approximately 4.45 million shares of common stock at a purchase price of 1,307.5 Indian rupees per share (Preferential Allotment). We purchased the Preferential Allotment for approximately $126 million and increased our ownership to approximately 55.1%. Proceeds from the Preferential Allotment are intended to be used to fund growth initiatives, including i-flex’s pending acquisition of Mantas, Inc.

As required by Indian law, following the preferential allotment, we published an announcement on September 13, 2006 notifying the public shareholders of i-flex of our intention to make an open offer to purchase up to 16,629,023 additional shares of i-flex common stock, equal to 20% of the outstanding equity of i-flex. Holders of i-flex common shares who tender their shares will receive 1,475 Indian rupees per share. If the open offer is fully subscribed, the aggregated consideration for the open offer would be approximately $530 million. Pursuant to Indian laws, the open offer is expected to commence on November 6, 2006 and is expected to close on November 25, 2006. The open offer is not conditioned upon any minimum level of acceptance by i-flex shareholders.

Siebel Systems, Inc.

On January 31, 2006, we completed our acquisition of Siebel Systems, Inc. pursuant to our Merger Agreement dated September 12, 2005. We acquired Siebel to expand our presence in the customer relationship management (CRM) applications software market.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

The total purchase price for Siebel was $6.1 billion which consisted of $4,073 million in cash paid to acquire the outstanding common stock of Siebel, $1,763 million for the value of Oracle stock issued in exchange for Siebel outstanding common stock, $245 million for the fair value of Siebel options assumed and restricted stock awards exchanged and $49 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $2,534 million in goodwill, $1,564 million of identifiable intangible assets, $1,968 million of net tangible assets and $64 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Other Acquisitions

During the first quarter of fiscal 2007, we acquired several software companies and purchased certain technology for approximately $355 million, which includes cash paid of $327 million including transaction costs of $7 million, fair value of options assumed of $15 million and debt issued of $13 million. We recorded approximately $176 million of goodwill, $131 million of identifiable intangible assets, $28 million of net tangible assets and $20 million of in-process research and development in connection with these acquisitions during the first quarter of fiscal 2007. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

During fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $682 million, which includes cash paid of $648 million and the fair value of options assumed of $34 million. We recorded approximately $490 million of goodwill, $173 million of identifiable intangible assets, $5 million of net tangible assets and $14 million of in-process research and development in connection with these acquisitions during fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle and Siebel, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and $5.75 billion senior notes issued in January 2006 had taken place at the beginning of each of the periods presented. The pro forma financial information also includes the business combination accounting effect on historical Siebel support revenues, the charge for in-process research and development, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, Oracle restructuring costs, adjustments to interest expense and related tax effects.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

The unaudited pro forma financial information for the three months ended August 31, 2005 combines the historical results of Oracle for the three months ended August 31, 2005 and, due to differences in our reporting periods, the historical results of Siebel for the three months ended June 30, 2005.

(in millions, except per share data)	Three Months Ended August 31, 2005
Total revenues	$3,016
Net income	$389
Basic net income per share	$0.07
Diluted net income per share	$0.07

4.	ACQUISITION RELATED CHARGES

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

	Three Months Ended August 31,
(in millions)	2006	2005
In-process research and development	$43	$7
Transitional employee related costs	5	7
Stock-based compensation	—	3
Professional fees	—	11

Total acquisition related charges	$48	$28

5.	NON-OPERATING INCOME, NET

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable securities and other investments as well as the minority interests share in the net profits of i-flex and Oracle Japan.

	Three Months Ended August 31,
(in millions)	2006	2005
Interest income	$77	$25
Foreign currency gains	6	16
Net investment gains related to marketable securities	15	2
Minority interests	(12)	(8)
Other	16	7

Total non-operating income, net	$102	$42

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is not deductible for tax purposes, by operating segment for the three months ended August 31, 2006, were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other	Total
Balance as of May 31, 2006	$2,214	$6,741	$854	$—	$9,809
Goodwill acquired (1)	—	—	—	735	735
Goodwill adjustments	—	(16)	1	—	(15)

Balance as of August 31, 2006	$2,214	$6,725	$855	$735	$10,529

(1)	Represents preliminary goodwill associated with first quarter fiscal 2007 acquisitions, including i-flex, which will be allocated upon the finalization of our purchase price allocations before the end of our fiscal 2007.

The changes in intangible assets for the three months ended August 31, 2006 and the net book value of intangible assets at August 31, 2006 were as follows:

(in millions)	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted Average Useful Life
	May 31, 2006	Additions	Aug 31, 2006	May 31, 2006	Expense	Aug 31, 2006	May 31, 2006	Aug 31, 2006
Software support agreements and related relationships	$2,949	$52	$3,001	$(329)	$(76)	$(405)	$2,620	$2,596	10 years
Developed technology	1,336	212	1,548	(333)	(76)	(409)	1,003	1,139	5 years
Core technology	594	23	617	(121)	(31)	(152)	473	465	5 years
Customer relationships	375	2	377	(41)	(10)	(51)	334	326	10 years
Trademarks	117	21	138	(19)	(5)	(24)	98	114	7 years

Total	$5,371	$310	$5,681	$(843)	$(198)	$(1,041)	$4,528	$4,640

The total amortization expense related to intangible assets was $198 million and $123 million for the three months ended August 31, 2006 and 2005, respectively. As of August 31, 2006, estimated future amortization expense related to intangible assets is $603 million for the remainder of fiscal 2007, $790 million in fiscal 2008, $783 million in fiscal 2009, $660 million in fiscal 2010, $454 million in fiscal 2011, $358 million in fiscal 2012 and $992 million thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2006	May 31, 2006
Software license updates and product support	$2,913	$2,501
Services	245	246
New software licenses	111	83

Deferred revenues, current	3,269	2,830
Deferred revenues, non-current	114	114

Total deferred revenues	$3,383	$2,944

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

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $70 million and $139 million, which would have been otherwise recorded by the acquired entities, for the three months ended August 31, 2006 and 2005 respectively.

8.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 30.4% and 29.2% for the three months ended August 31, 2006 and 2005, respectively.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

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

9.	RESTRUCTURING ACTIVITIES

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

The total estimated severance costs associated with the Fiscal 2006 Oracle Restructuring Plan are $93 million. We have incurred $82 million in restructuring expenses to date and expect to incur the remaining $11 million in the next three months. Changes to the estimates of executing the Fiscal 2006 Oracle Restructuring Plan will be reflected in our future results of operations.

The total estimated restructuring costs associated with exiting activities of Siebel is $587 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the Siebel restructuring plan are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

Fiscal 2005 Restructuring Plans

During the third quarter of fiscal 2005, management approved and initiated plans to restructure the operations of Oracle, PeopleSoft, Inc. and Retek Inc. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s and Retek’s operations as well as all Oracle restructuring activities. Total estimated restructuring costs associated with the Fiscal 2005 Oracle Restructuring Plan are $158 million. Total estimated restructuring costs associated with exiting activities of PeopleSoft and Retek are $403 million, consisting primarily of employee severance costs as well as excess facilities obligations through fiscal 2013 and other restructuring costs.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2006	Three Months Ended August 31, 2006				Accrued Aug 31, 2006 (5)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs	Adj. to Cost (3)	Cash Payments	Other (4)
Fiscal 2006 Oracle Restructuring Plan
New software licenses	$25	$3	$—	$(13)	$—	$15	$36	$37
Software license updates and product support	1	—	—	—	—	1	2	3
Services, principally consulting	8	2	—	(5)	—	5	15	17
Other (1)	8	4	—	(6)	—	6	30	36

Total Fiscal 2006 Oracle Restructuring	$42	$9	$—	$(24)	$—	$27	$83	$93

Fiscal 2005 Oracle Restructuring Plan
New software licenses	$3	$—	$—	$(1)	$—	$2	$37	$37
Software license updates and product support	—	—	—	—	—	—	6	6
Services, principally consulting	2	—	—	(1)	—	1	28	28
Other (1)	2	—	—	(2)	—	—	66	66

Total severance	7	—	—	(4)	—	3	137	137

Total facilities (2)	18	—	—	—	—	18	21	21

Total Fiscal 2005 Oracle Restructuring	$25	$—	$—	$(4)	$—	$21	$158	$158

Siebel Restructuring Plan
Severance	$37	$—	$—	$(13)	$1	$25	$71	$71
Facilities	446	—	(7)	(152)	1	288	477	477
Contracts and other	26	—	4	(17)	—	13	39	39

Total Siebel Restructuring	$509	$—	$(3)	$(182)	$2	$326	$587	$587

PeopleSoft and Retek Restructuring Plan
Severance	$3	$—	$—	$—	$—	$3	$195	$195
Facilities	95	—	—	(9)	1	87	157	157
Contracts and other	11	—	—	—	—	11	51	51

Total PeopleSoft and Retek Restructuring	$109	$—	$—	$(9)	$1	$101	$403	$403

Total All Restructuring Plans	$685	$9	$(3)	$(219)	$3	$475

(1)	Other includes costs associated with research and development, general and administrative and marketing functions.
(2)	Allocation of facility costs to operating lines of businesses and other functions was approximately $5 and $16, respectively.
(3)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition as well as changes in estimates to severance and other restructuring obligations related to the PeopleSoft acquisition.
(4)	Represents foreign currency translation adjustments.
(5)	Accrued restructuring at August 31, 2006 and May 31, 2006 was $475 and $685, respectively. The balances include $198 and $412 recorded in accrued restructuring, current and $277 and $273 recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets at August 31, 2006 and May 31, 2006, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

10.	STOCK REPURCHASE PROGRAMS

In 1992, our Board of Directors approved a program to repurchase shares of our common stock (1992 Program) to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the 1992 Program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. On January 31, 2006, we announced our plan to repurchase common stock equivalent to the amount of common stock issued in connection with the Siebel acquisition. Our Board approved a separate program (Siebel Program) to repurchase 140,720,666 shares of our common stock.

In June 2006, we announced that we intend to repurchase $1.0 billion of our common stock each quarter in fiscal 2007 and such repurchases may occur through the use of Rule 10b5-1 trading plans. On July 10, 2006, the Board combined the 1992 Program with the Siebel Program and authorized a total of $4.0 billion in share repurchases (2007 Authorization).

We repurchased 66.8 million shares for $1.0 billion during the three months ended August 31, 2006 (including 4.1 million shares for $64 million that were repurchased but not settled) and 18.1 million shares for $249.7 million during the three months ended August 31, 2005 under the applicable repurchase programs authorized. At August 31, 2006, approximately $3.2 billion was available for share repurchases pursuant to our 2007 Authorization.

11.	EARNINGS PER SHARE

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

	Three Months Ended August 31,
(in millions, except per share data)	2006	2005
Net income	$670	$519

Weighted-average common shares outstanding	5,217	5,148
Dilutive effect of employee stock plans	90	96

Dilutive weighted-average common shares outstanding	5,307	5,244

Basic earnings per share	$0.13	$0.10
Diluted earnings per share	$0.13	$0.10
Shares subject to anti-dilutive stock options excluded from calculation (1)	105	109

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

12.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on equity securities as well as equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended August 31,
(in millions)	2006	2005
Net income	$670	$519
Net foreign currency translation loss	(31)	(12)
Unrealized gain on equity securities	—	3
Reversal of unrealized gain upon sale of equity securities	1	—
Net equity hedge gain	14	8

Comprehensive income	$654	$518

13.	SEGMENT INFORMATION

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

The new software license line of business is engaged in the licensing of database and middleware as well as applications software. Database and middleware software includes database management software, application server software, analytics, development tools and collaboration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The consulting line of business provides services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as our applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database and middleware as well as our applications software. Advanced Customer Services provide customers configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database and middleware as well as our applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended August 31,
(in millions)	2006	2005
New software licenses:
Revenues (1)	$802	$628
Sales and distribution expenses	627	501

Margin (2)	$175	$127
Software license updates and product support:
Revenues (1)	$2,010	$1,641
Cost of services	185	151

Margin (2)	$1,825	$1,490
Total software business:
Revenues (1)	$2,812	$2,269
Expenses	812	652

Margin (2)	$2,000	$1,617
Consulting:
Revenues (1)	$636	$480
Cost of services	553	412

Margin (2)	$83	$68
On Demand:
Revenues (1)	$125	$84
Cost of services	129	72

Margin (2)	$(4)	$12
Education:
Revenues (1)	$88	$74
Cost of services	64	54

Margin (2)	$24	$20
Total services business:
Revenues (1)	$849	$638
Cost of services	746	538

Margin (2)	$103	$100
Totals:
Revenues (1)	$3,661	$2,907
Expenses	1,558	1,190

Margin (2)	$2,103	$1,717

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $70 and $139 of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2006 and 2005, respectively. See Note 7 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.
(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2006	2005
Total revenues for reportable segments	$3,661	$2,907
Software license updates and product support revenues (1)	(70)	(139)

Total revenues	$3,591	$2,768

Total margin for reportable segments	$2,103	$1,717
Software license updates and product support revenues (1)	(70)	(139)
Product development and information technology expenses	(561)	(466)
Marketing and partner program expenses	(89)	(95)
Corporate and general and administrative expenses	(129)	(130)
Amortization of intangible assets	(198)	(123)
Acquisition related	(48)	(28)
Restructuring	(9)	(11)
Stock-based compensation	(50)	(9)
Interest expense	(83)	(21)
Non-operating income, net	96	38

Income before provision for income taxes	$962	$733

(1)	Software license updates and product support revenues for management reporting include $70 and $139 of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2006 and 2005, respectively. See Note 7 for an explanation of these adjustments.

14.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

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

August 31, 2006

(Unaudited)

The maximum potential penalty under the CAP, by version, as of August 31, 2006 was as follows:

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

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of August 31, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

15.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. Currently, the parties are conducting discovery. Although trial had been set for September 11, 2006, the court vacated that trial date, and no new trial date has been set. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2006

(Unaudited)

Siebel Securities Class Action

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of stockholders of Siebel, filed a complaint in the United States District Court for the Northern District of California against Siebel and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen’s Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. The consolidated complaint also raised claims regarding Siebel’s business performance in 2002. In October 2004, Siebel filed a motion to dismiss, which was granted on January 28, 2005 with leave to amend. Plaintiffs filed an amended complaint on March 1, 2005. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. Siebel filed a motion to dismiss the amended complaint on April 27, 2005, and on December 28, 2005, the Court dismissed the case with prejudice. On January 17, 2006, plaintiffs filed a notice of appeal, and on September 15, 2006, plaintiffs filed their opening appellate brief. Defendants’ responsive brief is due December 15, 2006. We believe that we have meritorious defenses against this action, and we will continue vigorously to defend it.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and the other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2007, which runs from June 1, 2006 to May 31, 2007.

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

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software revenues on a trailing 4-quarter period provides more visibility into the underlying fundamental performance of our software revenues than analysis of quarterly revenues. New software license margins have been affected by amortization of intangible assets associated with acquisitions.

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

Software license updates and product support revenues, which represent approximately 47% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the last trailing 4-quarters were 84%, and account for 76% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Acquisitions over the past two years have significantly increased our support contract base, as well as the portfolio of products available to be licensed.

•	Substantially all customers purchase license updates and product support subscriptions when they buy new software licenses, resulting in a further increase in our support subscription contract base. Even if license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to the support contract base.

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

•	When support contracts renew, inflationary price increases are negotiated, where possible.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. As a result, we did not recognize software license updates and product support revenues related to support contracts in the amount of $70 million and $139 million that would have been otherwise recorded by acquired businesses as independent entities in the three months ended August 31, 2006 and 2005, respectively. To the extent underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education revenues. Our services business, which represents 20% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased primarily due to consulting services provided by i-flex as well as an increase in application implementations resulting from higher applications new license revenue over the last year. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new license growth rates have increased over the last several quarters.

On Demand:  On Demand includes our Oracle On Demand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. We believe that our On Demand offerings provide an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. We have and plan to continue to make investments in Oracle On Demand to support current and future revenue growth, which has negatively impacted On Demand margins and may continue to do so in the future.

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

Acquisitions

An active acquisition program is an important element of our corporate strategy. In the last two years, we have paid an aggregate of $20 billion for our acquisitions, including Siebel, a provider of customer relationship management software; PeopleSoft, a provider of enterprise applications software products; our investment in i-flex, a provider of software solutions and services to the financial services industry; and others. We completed all of our planned legal-entity mergers, information system conversions and integration related to our acquisitions except for our current quarter acquisitions which we expect to finalize in the next three months.

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

As a result, we did not recognize software license updates and product support revenues related to support contracts in the amount of $70 million and $139 million that would have been otherwise recorded by acquired businesses as independent entities in the three months ended August 31, 2006 and 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue historically and in future periods related to these assumed contracts.

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

PeopleSoft Customer Assurance Program

As discussed in Note 14 of Notes to Condensed Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports contractually to burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period, which typically expires four years from the date of the contract. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of August 31, 2006 was $3.5 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

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

New software license revenues represent fees earned from granting customers licenses to use our database and middleware as well as our applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

On Demand is comprised of Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database and middleware as well as our applications software. Advanced Customer Services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. Revenues from On Demand services are recognized over the term of the service contract, which is generally one year.

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

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have licensed our software to these same companies (Concurrent Transaction). Software license agreements that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any software license transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenue from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

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

Stock-Based Compensation

On June 1, 2006, we adopted Statement No. 123 (revised 2004), Share-Based Payment, under the modified prospective method. Statement 123R generally requires share-based payments to employees to be recognized in our consolidated statements of operations based on their fair values. Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and applied the disclosure provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended. Under Opinion 25, we generally did not recognize any compensation expense for stock options as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. Substantially all of our stock-based compensation expense recognized under Opinion 25 related to options assumed from acquisitions. For pro forma disclosures, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock compensation expense for actual forfeitures in the periods they occurred.

Upon our adoption of Statement 123R, we were required to estimate the awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimated forfeitures based on historical experience, forfeitures in the future may differ. Under Statement 123R, the forfeiture rate must be revised if actual forfeitures differ from our original estimates. Also in connection with our adoption of Statement 123R, we elected to recognize awards granted after our adoption date under the straight-line amortization method.

We estimate the fair value of employee stock options using a Black-Scholes-Merton option-pricing model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of our publicly traded stock options in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their options, we have used historical rates of employee groups by job classification. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method as prescribed under FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

The accounting guidance under Statement 123R is relatively new and several interpretations have been released since the pronouncement has been issued. Additional interpretations may be released and the application of these principles may be subject to further refinement over time. In addition, to the extent we change the terms of our employee stock-based compensation programs, refine different assumptions in future periods such as forfeiture rates that differ from our estimates and implement the changes in accounting methodologies prescribed by Statement 123R such as the change in our expense attribution method from accelerated to straight-line, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

Results of Operations

The fluctuations in operating results of Oracle in the first quarter of fiscal 2007 compared with the same period in fiscal 2006 are affected by acquisitions, principally our acquisition of Siebel on January 31, 2006 and the consolidation of i-flex beginning June 1, 2006.

In our discussion of changes in our results of operations from the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, we quantify the contribution of our acquired products to growth in new software license revenues, the amount of revenues associated with software license updates and product support as well as On Demand services and present supplemental disclosure related to acquisition accounting where applicable. Although certain revenues were quantifiable, we are unable to identify consulting and education revenues of Siebel in the first quarter of fiscal 2007 as well as allocate costs associated with the Siebel products and services because the substantial majority of former Siebel sales and services personnel were fully integrated into our existing operations. We have also quantified the significant revenues and expenses of i-flex. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantification cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. The commissions earned by our integrated sales force generally do not vary based on the application product sold. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different.

•	The acquisition of Siebel did not result in our entering a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this annual report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and prior year results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2006, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2006 and August 31, 2005, our financial statements would reflect revenues of $1.28 million during the first quarter of fiscal 2007 (using 1.28 as the exchange rate) and $1.23 million during the first quarter of fiscal 2006 (using 1.23 as the exchange rate). The constant currency presentation would translate the results for the three months ended August 31, 2006 and 2005 using the May 31, 2006 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
Total Revenues by Geography:
Americas	$1,956	33%	32%	$1,476
EMEA (1)	1,140	29%	24%	883
Asia Pacific	495	21%	22%	409

Total revenues	3,591	30%	28%	2,768
Total Operating Expenses	2,648	29%	27%	2,056

Total Operating Margin	$943	32%	29%	$712

Total Operating Margin %	26%			26%

% Revenues by Geography:
Americas	54%			53%
EMEA	32%			32%
Asia Pacific	14%			15%

Total Revenues by Business:
Software	$2,745			$2,131
Services	846			637

Total revenues	$3,591			$2,768

% Revenues by Business:
Software	76%			77%
Services	24%			23%

(1)	Comprised of Europe, the Middle East and Africa

Total revenues increased in the first quarter of fiscal 2007 due to gains in market share across all product lines and geographies, incremental revenues from acquisitions and an increased demand for our service offerings. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 53% to the growth in total revenues, services revenues contributed 26% and new software licenses contributed 21%. Excluding the effects of currency rate fluctuations, the Americas contributed 60% to the increase in total revenues, EMEA contributed 28% and Asia Pacific contributed 12%. Total revenues in the Americas, specifically in the United States, increased at a faster rate than in other regions primarily due to the relative geographical mix of revenues from our acquired companies.

Operating expenses were negatively affected by 2 percentage points as a result of the strengthening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher headcount levels and associated personnel related costs resulting from acquisitions as well as the hiring of personnel to support the growth in revenues. In addition, operating expenses also increased due to higher commissions as a result of the increase in revenues, greater amortization of intangible assets and higher stock-based compensation expenses related to the adoption of Statement 123R. Operating margins as a percentage of total revenues remained flat.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Supplemental Disclosure Related to Acquisition Accounting and Stock-Based Compensation

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Readers are directed to the introduction under “Results of Operations” for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

The results of operations include the following business combination accounting entries and expenses related to acquisitions as well as other significant expenses including stock-based compensation:

	Three Months Ended August 31,
(in millions)	2006	2005
Support deferred revenues (1)	$70	$139
Amortization of intangible assets (2)	198	123
Acquisition related charges (3) (5)	48	28
Restructuring (4)	9	11
Stock-based compensation (5)	50	9
Income tax effect (6)	(114)	(91)

	$261	$219

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amount of $70 and $139 that would have been otherwise recorded by acquired businesses as independent entities, were not recognized during the three months ended August 31, 2006 and 2005, respectively. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows:

Remainder of Fiscal 2007	$81
Fiscal 2008	9

Total	$90

To the extent customers renew these support contracts, we expect to recognize revenue for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with acquisitions, primarily PeopleSoft and Siebel. Estimated future amortization expense related to intangible assets is as follows:

Remainder of Fiscal 2007	$603
Fiscal 2008	790
Fiscal 2009	783
Fiscal 2010	660
Fiscal 2011	454
Fiscal 2012	358
Thereafter	992

Total	$4,640

(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-based compensation expenses and personnel related costs for transitional employees.

(4)	Restructuring costs relate to Oracle employee severance and facility closures in connection with restructuring plans initiated in the third quarter of fiscal 2006 and 2005.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations:

	Three Months Ended August 31,
	2006	2005
Sales and marketing	$10	$2
Software license updates and product support	3	1
Cost of services	3	2
Research and development	22	4
General and administrative	12	—

Subtotal	50	9
Acquisition related charges	—	3

Total	$50	$12

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

We adopted Statement 123R on June 1, 2006 under the modified prospective method. Statement 123R requires us to record non-cash operating expenses associated with stock option awards at their estimated fair values. Prior to our Statement 123R adoption, we were required to record stock-based compensation expenses at intrinsic values, which were substantially related to options assumed from acquisitions. In accordance with the modified prospective method, our financial statements for prior periods have not been restated to reflect, and do not include, the changes in methodology to expense options at fair values in accordance with Statement 123R. As of August 31, 2006, the unrecognized compensation expense associated under the fair value method for shares expected to vest was approximately $369 million and is expected to be recognized over a weighted average period of 1.4 years. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding our adoption of Statement 123R.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses including stock-based compensation was calculated based on our effective tax rate of 30.4% and 29.2% in the three months ended August 31, 2006 and 2005, respectively.

Software

Software includes new software licenses and software license updates and product support.

New Software Licenses:  New software license revenues represent fees earned from granting customers licenses to use our database and middleware as well as our application software products. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
New Software License Revenues:
Americas	$362	31%	30%	$276
EMEA	260	28%	24%	204
Asia Pacific	182	22%	23%	149

Total revenues	804	28%	26%	629
Expenses:
Sales and marketing (1)	740	21%	19%	613
Stock-based compensation	10	452%	452%	2
Amortization of intangible assets (2)	77	89%	89%	41

Total expenses	827	26%	25%	656

Total Margin	$(23)	-13%	-18%	$(27)

Total Margin %	-3%			-4%

% Revenues by Geography:
Americas	45%			44%
EMEA	32%			32%
Asia Pacific	23%			24%

Revenues by Product:
Database and middleware	$565	15%	13%	$492
Applications	228	80%	78%	127

Total revenues by product	793	28%	27%	619
Other revenues	11	15%	14%	10

Total new software license revenues	$804	28%	26%	$629

% Revenues by Product:
Database and middleware	71%			79%
Applications	29%			21%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, new software license revenues increased 26% with strong revenue growth across all major product lines and geographies. Applications revenues contributed 60% to the increase in new software license revenues in the first quarter of fiscal 2007 while database and middleware revenues contributed 40%. The Americas contributed 50%, EMEA contributed 29% and Asia Pacific contributed 21% to the increase in new software license revenues.

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

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 13% in both the first quarter of fiscal 2007 and over the trailing 4-quarters as a result of a gain in market share, increased demand for our database and middleware products due to more competitive product features and functionality, better sales execution and incremental revenues from the licensing of Siebel products. Siebel products contributed $17 million to the total database and middleware revenue growth in the first quarter.

Excluding the effect of currency rate fluctuations, applications revenue increased 78% in the first quarter and 68% over the trailing 4-quarters as a result of a gain in market share, incremental revenues from acquired companies, better sales execution as a result of segmenting our sales force by product and a strengthening of our competitive position in the applications market across all geographic regions due to improved product features and functionality. Oracle products contributed $60 million to the growth in applications revenue in the first quarter of fiscal 2007, Siebel products contributed $31 million, and i-flex and other recently acquired products contributed $10 million.

New software license revenues earned from transactions over $0.5 million increased from 28% of new software license revenues in the first quarter of fiscal 2006 to 34% in the first quarter of fiscal 2007.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the first quarter of fiscal 2007 primarily due to higher salaries and related personnel expenses associated with our expanded sales force from acquired companies, most notably Siebel, higher amortization of intangible asset expenses as well as stock-based compensation expenses due to the adoption of Statement 123R. New software license margins improved slightly due to higher revenue volumes, partially offset by increased personnel related costs and higher amortization of intangible assets.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
Software License Updates and Product Support Revenues:
Americas	$1,103	30%	29%	$847
EMEA	614	31%	26%	467
Asia Pacific	224	19%	21%	188

Total revenues	1,941	29%	27%	1,502
Expenses:
Software license updates and product support (1)	197	23%	21%	160
Stock-based compensation	3	225%	225%	1
Amortization of intangible assets (2)	111	44%	44%	77

Total expenses	311	30%	29%	238

Total Margin	$1,630	29%	27%	$1,264

Total Margin %	84%			84%

% Revenues by Geography:
Americas	57%			56%
EMEA	32%			31%
Asia Pacific	11%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased 27% as a result of the addition of software license updates and product support revenues associated with new software license revenues recognized over the trailing 4-quarters, the renewal of substantially all of the subscription base eligible for renewal in the current year and incremental revenues from the expansion of our customer base from acquisitions. Software license updates and product support revenues in the first quarter of fiscal 2007 include incremental revenues of $88 million from Siebel contracts. Excluding the effect of currency rate fluctuations, the Americas contributed 60% to the growth in software license updates and product support revenues, EMEA contributed 31% and Asia Pacific contributed 9%.

As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $70 million and $139 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first quarter of fiscal 2007 and 2006, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the contracts over the support periods, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased primarily due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher amortization of intangible asset expenses. The software license updates and product support margin as a percentage of revenues increased due to the expansion of our customer base, partially offset by higher amortization of intangible assets.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as our applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
Consulting Revenues:
Americas	$375	39%	39%	$270
EMEA	205	25%	20%	164
Asia Pacific	60	27%	28%	47

Total revenues	640	33%	31%	481
Expenses:
Cost of services (1)	576	34%	31%	430
Stock-based compensation	2	9%	9%	2
Amortization of intangible assets (2)	4	362%	362%	1

Total expenses	582	35%	33%	433

Total Margin	$58	19%	18%	$48

Total Margin %	9%			10%

% Revenues by Geography:
Americas	59%			56%
EMEA	32%			34%
Asia Pacific	9%			10%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, consulting revenues increased in the first quarter of fiscal 2007 primarily due to an increase in application product implementations and billable hours. Consulting revenues include $66 million of revenues from i-flex. Excluding the effect of currency rate fluctuations, the Americas contributed 69% to the growth in consulting revenues, EMEA contributed 22% and Asia Pacific contributed 9%.

Excluding the effect of currency rate fluctuations, consulting expenses increased due to higher personnel related expenses attributed to higher headcount levels and third-party contractor expenses. Consulting expenses include $59 million of expenses from i-flex. The total consulting margin as a percentage of revenues declined due to lower utilization of resources, partially offset by higher margins contributed from i-flex.

On Demand:  On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database and middleware as well as our applications software. Advanced Customer Services consists of configuration and performance analysis, personalized support and annual on-site technical services. The cost of providing On Demand services consist primarily of personnel related expenditures and hardware and facilities costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
On Demand Revenues:
Americas	$75	58%	58%	$48
EMEA	36	43%	37%	25
Asia Pacific	14	24%	23%	11

Total revenues	125	49%	47%	84
Expenses:
Cost of services (1)	133	79%	76%	74
Stock-based compensation	1	100%	100%	—
Amortization of intangible assets (2)	3	100%	100%	—

Total expenses	137	85%	78%	74

Total Margin	$(12)	-232%	-227%	$10

Total Margin %	-10%			12%

% Revenues by Geography:
Americas	60%			57%
EMEA	29%			30%
Asia Pacific	11%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, On Demand revenues increased in the first quarter of fiscal 2007 due to the expansion of our subscription base in Oracle On Demand services and higher revenues from Advanced Customer Services. On Demand revenues include $23 million of revenues from Siebel. Excluding the effect of currency rate fluctuations, the Americas contributed 69% to the increase in On Demand revenues, EMEA contributed 25% and Asia Pacific contributed 6%.

Excluding the effect of currency rate fluctuations, On Demand expenses increased due to higher personnel related expenditures in both our Oracle On Demand and Advanced Customer Services businesses as a result of additional personnel acquired from Siebel as well as higher computer and technology related costs. The total On Demand margin as a percentage of revenues declined due to lower margins associated with the Siebel On Demand offering as well as additional expenditures incurred to support planned future growth.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware as well as our applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
Education Revenues:
Americas	$41	17%	16%	$35
EMEA	25	10%	6%	23
Asia Pacific	15	6%	7%	14

Total revenues	81	13%	11%	72
Cost of Services	68	22%	18%	56

Total Margin	$13	-18%	-14%	$16

Total Margin %	16%			22%

% Revenues by Geography:
Americas	51%			49%
EMEA	31%			32%
Asia Pacific	18%			19%

Excluding the effect of currency rate fluctuations, education revenues increased in the first quarter of fiscal 2007, primarily due to higher revenues from Siebel as well as an increase in customer training on the use of our products. The Americas contributed 70%, EMEA contributed 18% and Asia Pacific contributed 12% to the overall increase in education revenues.

Excluding the effects of currency rate fluctuations, education expenses increased due to incremental headcount and associated personnel related expenditures. Total education margin as a percentage of revenues decreased as expenses grew at a higher rate than revenues.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
Research and development (1)	$484	22%	20%	$396
Stock-based compensation	22	436%	436%	4
Amortization of intangible assets (2)	3	-42%	-42%	5

Total expenses	$509	26%	26%	$405

% of Total Revenues	14%			15%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Research and development headcount increased by approximately 2,500 in the first quarter of fiscal 2007 from the prior year corresponding period, which represented a 23% increase in the database and middleware divisions and a 17% increase in the applications division. The increase in database and middleware headcount was primarily due to hiring of resources outside the United States, while the increase in applications headcount was primarily due to i-flex, Siebel and resources from other recent acquisitions. Excluding the effect of currency rate fluctuations, research and development expenses increased due to higher personnel related expenses associated with higher headcount levels, increased use of third-party contractors and higher stock-based compensation expenses due to the adoption of Statement 123R.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
General and administrative (1)	$145	-6%	-7%	$156
Stock-based compensation	12	100%	100%	—

Total expenses	$157	1%	1%	$156

% of Total Revenues	4%			6%

(1)	Excluding stock-based compensation

In the first quarter of fiscal 2006, we incurred a $24 million charge for a legal settlement. Excluding this charge and the effect of currency rate fluctuations, general and administrative expenses increased in the first quarter of fiscal 2007 as a result of the recognition of stock-based compensation expenses due to the adoption of Statement 123R as well as higher personnel related costs associated with our acquisition of i-flex and other acquired entities.

Amortization of Intangible Assets:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
Software support agreements and related relationships	$76	41%	41%	$54
Developed technology	76	81%	81%	42
Core technology	31	72%	72%	18
Customer contracts	10	67%	67%	6
Trademarks	5	67%	67%	3

Total amortization of intangible assets	$198	61%	61%	$123

Amortization of intangible assets increased in the first quarter of fiscal 2007 due to amortization of acquired intangibles from Siebel, i-flex and other recent acquisitions.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2006	Actual	Constant	2005
In-process research and development	$43	514%	514%	$7
Transitional employee related costs	5	-29%	-29%	7
Stock-based compensation	—	-100%	-100%	3
Professional fees	—	-100%	-100%	11

Total acquisition related charges	$48	71%	71%	$28

Acquisition related charges increased in the first quarter of fiscal 2007 primarily due to higher in-process research and development charges due to i-flex and our other current quarter acquisitions partially offset by lower professional fees and transitional personnel related expenses.

Restructuring:  Restructuring expenses consist of Oracle employee severance costs and Oracle duplicate facilities closures which were initiated to improve our cost structure as a result of acquisitions. For additional information regarding the Oracle restructuring plans, as well as restructuring activities of our acquired companies, please see Note 9 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended August 31,
(Dollars in millions)	2006	Change	2005
Severance costs	$9	-18%	$11

Restructuring expenses decreased in the first quarter of fiscal 2007 due to lower headcount terminations and related severance costs.

Interest Expense:

	Three Months Ended August 31,
(Dollars in millions)	2006	Change	2005
Interest expense	$83	299%	$21

Interest expense increased in the first quarter of fiscal 2007 due to higher average borrowings related to the $5.75 billion senior notes issued in January 2006.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable securities and other investments as well as the minority interests share in the net profits of i-flex and Oracle Japan.

	Three Months Ended August 31,
(Dollars in millions)	2006	Change	2005
Interest income	$77	213%	$25
Foreign currency gains	6	-65%	16
Net investment gains related to marketable equity securities and other investments	15	771%	2
Minority interests	(12)	56%	(8)
Other	16	154%	7

Total non-operating income, net	$102	147%	$42

Non-operating income, net increased in the first quarter of fiscal 2007 primarily due to higher interest income due to higher cash balances and the increase in interest rates, as well as increased gains on sales of equity securities which were partially offset by lower foreign currency gains.

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

	Three Months Ended August 31,
(Dollars in millions)	2006	Change	2005
Provision for income taxes	$292	36%	$214

Effective tax rate	30.4%		29.2%

Provision for income taxes increased in the first quarter of fiscal 2007 due to higher earnings before tax and a higher effective tax rate. The increase in the effective tax rate is primarily attributable to the impact of non-deductible acquisition costs, partially offset by a higher percentage of earnings in lower tax jurisdictions.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2006	Change	May 31, 2006
Working capital	$4,993	-1%	$5,044
Cash, cash equivalents and marketable securities	$8,298	9%	$7,605

Working capital:  The change in our working capital was nominal in the first quarter of fiscal 2007.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. Cash, cash equivalents and marketable securities include $3.4 billion held by our foreign subsidiaries as of August 31, 2006. The increase in cash, cash equivalents and marketable securities is due to higher sales volumes and cash collections of trade receivables, partially offset by cash used to pay for acquisitions and the repurchase of our common stock.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 52 at August 31, 2006 compared with 55 days at May 31, 2006. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue related to adjusting the carrying value for deferred support revenues acquired to its estimated fair value. The decline in days sales outstanding is due to more timely collections as well as a shift in the mix of total revenues, partially offset by the assumption of accounts receivables from acquired companies. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percent of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

	Three Months Ended August 31,
(Dollars in millions)	2006	Change	2005
Cash provided by operating activities	$1,623	11%	$1,458
Cash used for investing activities	$(2,062)	709%	$(255)
Cash used for financing activities	$(776)	-40%	$(1,297)

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received by the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and facilities.

Cash flows provided by operating activities increased in the first quarter of fiscal 2007 primarily due to higher sales volumes, higher net income and lower tax payments, partially offset by cash payments to terminate leases associated with excess facilities assumed in the Siebel acquisition and higher interest payments related to our $5.75 billion senior notes.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities increased in the first quarter of fiscal 2007 primarily due to greater purchases of marketable securities. We also benefited from the sale of property in the prior year corresponding period.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase activity.

Cash provided by financing activities decreased in the first quarter of fiscal 2007 primarily due to higher stock repurchases, partially offset by higher net borrowings. We intend to repurchase $4.0 billion of our common stock in fiscal 2007 under our stock repurchase program.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2006	Change	2005
Cash provided by operating activities	$4,706	31%	$3,596
Capital expenditures (1)	$(233)	13%	$(206)

Free cash flow	$4,473	32%	$3,390

Net income	$3,532	22%	$2,896
Free cash flow as a percent of net income	127%		117%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first quarter of fiscal 2007 and 2006, $84 million and $52 million or approximately 11% and 8%, respectively, of our new software license revenues were financed through our financing division.

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

The following is a summary of our contractual obligations as of August 31, 2006:

	Year Ending May 31,
(Dollars in millions)	Total	2007	2008	2009	2010	2011	2012	Thereafter
Principal payments on short-term borrowings and long-term debt	$5,915	$163	$—	$1,500	$—	$2,251	$1	$2,000
Capital leases	5	3	2	—	—	—	—	—
Interest payments on short-term borrowings and long-term debt (1)	1,778	233	303	282	218	217	105	420
Operating leases (2)	1,298	222	241	206	166	124	98	241
Purchase obligations (3)	328	118	208	2	—	—	—	—
Funding commitments (4)	5	5	—	—	—	—	—	—

Total contractual obligations	$9,329	$744	$754	$1,990	$384	$2,592	$204	$2,661

(1)	Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of August 31, 2006 for variable rate borrowings and borrowings for which we have entered into interest-rate swap agreements.
(2)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $393 in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at August 31, 2006.
(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.
(4)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

On September 14, 2006, i-flex issued approximately 4.45 million shares of common stock at a purchase price of 1,307.5 Indian rupees per share (Preferential Allotment). We purchased the Preferential Allotment for approximately $126 million and increased our ownership to approximately 55.1%. Proceeds from the Preferential Allotment are intended to be used to fund growth initiatives, including i-flex’s pending acquisition of Mantas, Inc.

As required by Indian law, following the preferential allotment, we published an announcement on September 13, 2006 notifying the public shareholders of i-flex of our intention to make an open offer to purchase up to 16,629,023 additional shares of i-flex common stock, equal to 20% of the outstanding equity of i-flex. Holders of i-flex common shares who tender their shares will receive 1,475 Indian rupees per share. If the open offer is fully subscribed, the aggregated consideration for the open offer would be approximately $530 million. Pursuant to Indian laws, the open offer is expected to commence on November 6, 2006 and is expected to close on November 25, 2006. The open offer is not conditioned upon any minimum level of acceptance by i-flex shareholders.

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

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution for each of the last three full fiscal years has been less than 2.0% and has averaged 1.4% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At August 31, 2006, 20% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions or to repay indebtedness. At August 31, 2006, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 9.8%.

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

Options granted from June 1, 2003 through August 31, 2006 are summarized as follows (shares in millions):

Options outstanding at May 31, 2003	455
Options granted	209
Options assumed	182
Options exercised	(216)
Forfeitures	(122)

Options outstanding at August 31, 2006	508

Average annualized options granted, net of forfeitures	83
Average annualized stock repurchases	117

Shares outstanding at August 31, 2006	5,185
Weighted-average shares outstanding from June 1, 2003 through August 31, 2006	5,185

Options outstanding as a percent of shares outstanding at August 31, 2006	9.8%

In the money options outstanding (based on our August 31, 2006 stock price) as a percent of shares outstanding at August 31, 2006	7.9%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2003 through August 31, 2006	1.6%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2003 through August 31, 2006	-0.7%

Our current policy with respect to annual stock option grants to key employees, including our executive officers (but excluding grants to newly hired employees) is that the option grants occur during the ten business-day period following the end of our “no trading” period (i.e. after the announcement of our earnings report) relating to our fiscal fourth quarter. During the first quarter of fiscal 2007, we made our annual grant of options and other grants to purchase approximately 55 million shares as well as options assumed of 3 million shares, which were partially offset by forfeitures of 3 million shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk.    In the first quarter of fiscal 2007, we began designating newly acquired fixed income investments as available-for-sale. As a result of the available-for-sale designation, all securities purchased after May 31, 2006, will be recorded on the balance sheet at fair market value. Securities purchased prior to that date will continue to be classified as held-to-maturity, until their actual maturity date, and recorded on the balance sheet at amortized cost.

The fair market value of these securities may fluctuate with changes in the overall level of interest rates. A substantial rise in interest rates could have a material adverse effect on the valuation of our investment portfolios. Decreasing interest rates could have an adverse effect on our interest income generated by the investment portfolios. A sensitivity analysis was preformed on the investment portfolio to determine the impact of 50 basis point and 100 basis point changes in interest rates during the next quarter. The interest rate increases resulted in estimated declines in fair market value of $4 million and $8 million respectively. If interest rates fell by those amounts, interest income for the quarter would decline by $10 million and $20 million respectively, assuming consistent investment levels.

For the three months ended August 31, 2006, total interest income was $77 million with investments yielding an average 3.65% on a worldwide basis. This interest rate level was up approximately 163 basis points from 2.02% for the three months ended August 31, 2005.

The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at August 31, 2006. The cash, cash equivalent and marketable securities balances approximate fair value at August 31, 2006:

(Dollars in millions)	Amortized Principal of Held-to-Maturity Securities	Market Value of Available-for-Sale Securities	Weighted Average Interest Rate
Cash and cash equivalents	$—	$5,446	3.63%
Marketable securities	414	2,438	4.30%

Total cash, cash equivalents and marketable securities	$414	$7,884	3.86%

The following table includes the United States dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at August 31, 2006
Japanese Yen	$663
Euro	635
Chinese Renminbi	275
British Pound	263
Canadian Dollar	206
Australian Dollar	155
South African Rand	110
Other currencies	1,127

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$3,434

Interest Expense Rate Risk.  Borrowings as of August 31, 2006 were $5.9 billion, consisting of $4.3 billion of fixed rate borrowings and $1.6 billion of variable rate borrowings. Interest expense for the three months ended August 31, 2006 was $83 million. Based on effective interest rates at August 31, 2006, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $8 million annually.

(Dollars in millions)	Borrowings	Effective Interest Rate
Floating rate senior notes due January 2009 (1)	$1,500	5.73%
6.91% senior notes due February 2007 and related interest rate swap (2)	150	7.53%

Total borrowings subject to variable interest rate fluctuations	$1,650

(1)	The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year.
(2)	We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying condensed consolidated statements of operations were $(2) million and $11 million in the three months ended August 31, 2006 and 2005, respectively. The fair values of foreign currency forward contracts were not significant individually or in the aggregate.

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

At August 31, 2006, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was nominal as of August 31, 2006 and 2005. The Yen investment hedge has a notional amount of $572 million and an exchange rate of 115.36 Yen per United States dollar.

Net gains on investment hedges reported in stockholders’ equity were $22 million and $14 million in the three months ended August 31, 2006 and 2005, respectively. Net gains on investment hedges reported in non-operating income, net were $7 million and $5 million in the three months ended August 31, 2006 and 2005, respectively.

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

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In 1992, our Board of Directors approved a program to repurchase shares of our common stock (1992 Program) to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the 1992 Program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. On January 31, 2006, we announced our plan to repurchase common stock equivalent to the amount of common stock issued in connection with the Siebel acquisition. Our Board approved a separate program (Siebel Program) to repurchase 140,720,666 shares of our common stock. In June 2006, we announced that we intend to repurchase $1.0 billion of our common stock each quarter in fiscal 2007 and such repurchases may occur through the use of Rule 10b5-1 trading plans. On July 10, 2006, the Board combined the 1992 Program with the Siebel Program and authorized a total of $4.0 billion in share repurchases (2007 Authorization).

We repurchased 66.8 million shares for $1.0 billion during the three months ended August 31, 2006 (including 4.1 million shares for $64 million that were repurchased but not settled) and 18.1 million shares for $249.7 million during the three months ending August 31, 2005 under the applicable repurchase programs authorized. At August 31, 2006, approximately $3.2 billion was available for share repurchases pursuant to our 2007 Authorization. The following table summarizes the stock repurchase activity for the three months ending August 31, 2006 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2006 – June 30, 2006	5.9	$14.59	5.9	$1,753.5
July 1, 2006 – July 10, 2006	7.3	14.69	7.3	1,646.0	(1)
July 10, 2006				4,000.0	(1)
July 11, 2006 – July 31, 2006	21.6	14.72	21.6	3,680.8
August 1, 2006 – August 31, 2006	32.0	15.26	32.0	3,192.4

Total	66.8	$14.96	66.8

(1)	On July 10, 2006, we had approximately $1.6 billion available for repurchase under the 1992 Program and 4,767,030 shares available for repurchase under the Siebel Program. On July 10, 2006, the Board combined the 1992 Program with the Siebel Program and authorized a total of $4.0 billion in share repurchases (2007 Authorization).

Item 6.	Exhibits

Exhibit Number	Exhibit Title
10.27	Offer letter dated January 31, 1997 to Sergio Giacoletto and employment agreement dated February 20, 1997.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 25, 2006	By:	/S/ SAFRA A. CATZ

Safra A. Catz President, Chief Financial Officer and Director

Date: September 25, 2006	By:	/S/ JENNIFER L. MINTON

Jennifer L. Minton Senior Vice President, Global Finance and Operations and Chief Accounting Officer