Form 10-Q
period 2006-11-30
ORACLE CORP
filed 2006-12-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

The number of shares of registrant’s common stock outstanding as of December 18, 2006 was: 5,182,190,847.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2006 and May 31, 2006

(Unaudited)

(in millions, except per share data)	November 30, 2006	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,684	$6,659
Marketable securities	3,141	946
Trade receivables, net of allowances of $329 and $325	2,543	3,022
Other receivables	293	398
Deferred tax assets	706	714
Prepaid expenses and other current assets	295	235

Total current assets	11,662	11,974

Non-current assets:
Property, net	1,446	1,391
Intangible assets, net	4,559	4,528
Goodwill	10,682	9,809
Other assets	578	1,327

Total non-current assets	17,265	17,055

Total assets	$28,927	$29,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$168	$159
Accounts payable	284	268
Income taxes payable	647	810
Accrued compensation and related benefits	909	1,172
Accrued restructuring	173	412
Deferred revenues	2,770	2,830
Other current liabilities	1,145	1,279

Total current liabilities	6,096	6,930

Non-current liabilities:
Notes payable and long-term debt, net of current portion	5,735	5,735
Deferred tax liabilities	561	564
Accrued restructuring	252	273
Deferred revenues	115	114
Minority interests	415	202
Other long-term liabilities	239	199

Total non-current liabilities	7,317	7,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,178 shares at November 30, 2006 and 5,232 shares at May 31, 2006	9,874	9,246
Retained earnings	5,367	5,538
Deferred compensation	—	(30)
Accumulated other comprehensive income	273	258

Total stockholders’ equity	15,514	15,012

Total liabilities and stockholders’ equity	$28,927	$29,029

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2006 and 2005

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2006	2005	2006	2005
Revenues:
New software licenses	$1,207	$1,058	$2,011	$1,687
Software license updates and product support	2,007	1,559	3,948	3,061

Software revenues	3,214	2,617	5,959	4,748
Services	949	675	1,795	1,312

Total revenues	4,163	3,292	7,754	6,060

Operating expenses:
Sales and marketing	915	706	1,665	1,321
Software license updates and product support	205	175	404	335
Cost of services	820	582	1,599	1,145
Research and development	519	468	1,026	868
General and administrative	170	109	328	265
Amortization of intangible assets	202	126	401	249
Acquisition related	(36)	10	12	38
Restructuring	11	—	20	11

Total operating expenses	2,806	2,176	5,455	4,232

Operating income	1,357	1,116	2,299	1,828
Interest expense	(82)	(16)	(166)	(37)
Non-operating income, net	79	22	183	63

Income before provision for income taxes	1,354	1,122	2,316	1,854
Provision for income taxes	387	324	679	538

Net income	$967	$798	$1,637	$1,316

Earnings per share:
Basic	$0.19	$0.15	$0.31	$0.26

Diluted	$0.18	$0.15	$0.31	$0.25

Weighted-average common shares outstanding:
Basic	5,184	5,152	5,200	5,150

Diluted	5,287	5,238	5,297	5,241

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2006 and 2005

(Unaudited)

	Six Months Ended November 30,
(in millions)	2006	2005
Cash Flows From Operating Activities:
Net income	$1,637	$1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124	110
Amortization of intangible assets	401	249
Deferred income taxes	5	(65)
Minority interests in income	32	17
Stock-based compensation	98	20
Tax benefits on the exercise of stock options	205	59
Excess tax benefits from stock-based compensation	(159)	—
In-process research and development	50	12
Net investment gains related to equity securities	(18)	(4)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	681	558
Decrease in prepaid expenses and other assets	23	162
Decrease in accounts payable and other liabilities	(855)	(308)
Decrease in income taxes payable	(196)	(278)
Decrease in deferred revenues	(162)	(92)

Net cash provided by operating activities	1,866	1,756

Cash Flows From Investing Activities:
Purchases of marketable securities	(4,246)	(926)
Proceeds from maturities and sale of marketable securities	2,204	1,203
Acquisitions, net of cash acquired	(488)	(498)
Purchases of equity and other investments	(5)	(608)
Capital expenditures	(106)	(86)
Proceeds from sale of property	—	89

Net cash used for investing activities	(2,641)	(826)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,936)	(324)
Proceeds from issuance of common stock	566	245
Proceeds from borrowings, net of financing costs	—	6,518
Payments of debt	(8)	(8,321)
Excess tax benefits from stock-based compensation	159	—
Distributions to minority interests	(29)	(23)

Net cash used for financing activities	(1,248)	(1,905)

Effect of exchange rate changes on cash and cash equivalents	48	(82)

Net decrease in cash and cash equivalents	(1,975)	(1,057)
Cash and cash equivalents at beginning of period	6,659	3,894

Cash and cash equivalents at end of period	$4,684	$2,837

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$20	$33
Debt issued in connection with acquisitions	$13	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

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

2.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes:  In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact of the adoption of Interpretation 48 on our consolidated financial statements.

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of Statement 157 will have an impact on our financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements:  In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. We currently do not expect that the adoption of SAB 108 will have a material impact on our financial position, results of operations and cash flows.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

3.	STOCK-BASED COMPENSATION

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

Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and applied the disclosure provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended. Under Opinion 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. However, we recorded stock-based compensation for the intrinsic value associated with unvested options assumed in connection with acquisitions. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock-based compensation expense for actual forfeitures in the periods they occurred.

In accordance with Statement 123R, we recognize stock-based compensation for grants issued or assumed after June 1, 2006 for awards that we expect to vest on a straight-line basis over the service period of the award, generally four years. In determining whether an award is expected to vest, we use an estimated forfeiture rate based on historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. The effect of forfeiture adjustments based on actual results was nominal for the three and six month periods ended November 30, 2006. The unvested portion of awards granted prior to June 1, 2006 will continue to be recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures.

Stock-based compensation recognized in our condensed consolidated statements of operations is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2006	2005	2006	2005
Issued options	$39	$—	$81	$—
Assumed options from acquisitions	8	8	17	20

Stock-based compensation recorded in operating expenses	47	8	98	20
Estimated income tax benefit included in provision for income taxes	(19)	(3)	(33)	(7)

Stock-based compensation, net of estimated taxes	$28	$5	$65	$13

If we had continued to account for stock-based compensation in accordance with Opinion 25, income before provision for income taxes and net income for the three months and six months ended November 30, 2006 would have been $41 million and $85 million higher, respectively, than the amounts we recognized in accordance with Statement 123R. Basic and diluted earnings per share for the six months ended November 30, 2006 would have been $0.01 higher if we had continued to account for stock-based compensation under Opinion 25 (no effect on basic and diluted earnings per share for the three months ended November 30, 2006).

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

The following table presents the effect on reported net income and earnings per share if we had accounted for our stock options under the fair value method of accounting for the three and six months ended November 30, 2005:

(in millions, except for per share data)	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Net income, as reported	$798	$1,316
Add: Stock-based employee compensation expense included in net income, net of related tax effects	5	13
Deduct: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(39)	(73)

Pro forma net income	$764	$1,256

Earnings per share:
Basic—as reported	$0.15	$0.26
Basic—pro forma	$0.15	$0.24
Diluted—as reported	$0.15	$0.25
Diluted—pro forma	$0.15	$0.24

Stock Option Plans

We adopted the 2000 Long-Term Equity Incentive Plan (2000 Plan), as amended, which replaced the 1991 Long-Term Equity Incentive Plan, in order to provide non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors, independent consultants and advisers. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock units or long-term performance awards under this plan. We also have a separate stock option plan for our non-employee directors as well as plans assumed from acquisitions. Options assumed from acquisitions generally retain all of the rights, terms and conditions of the respective plans under which the options were originally granted. We do not grant additional options under assumed plans. At November 30, 2006, we had outstanding options to purchase approximately 459 million shares of common stock and approximately 349 million shares of common stock are available for future awards.

The following table summarizes stock options activity for the six months ending November 30, 2006:

	Options Outstanding		Options Exercisable
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, June 1, 2006	473	$13.25	341	$13.91
Granted	57	14.66
Assumed in connection with acquisitions	4	11.64
Exercised	(67)	8.06
Canceled	(8)	28.09

Balance, November 30, 2006	459	$13.43	319	$13.66

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

Options outstanding that have vested and are expected to vest as of November 30, 2006 are as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of November 30, 2006 (in millions)	Aggregate Intrinsic Value (1) (in millions)
Vested	319	$13.66	3.9	264	$2,564
Expected to vest (2)	119	12.91	8.5	118	735

Total	438	$13.45	5.2	382	$3,299

(1)	The aggregate intrinsic value was calculated based on the difference between our closing stock price on November 30, 2006 of $19.05 and the exercise prices for all in-the-money options outstanding.
(2)	The unrecognized compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of November 30, 2006 was approximately $332 million and is expected to be recognized over a weighted average period of 1.4 years. Approximately 21 million shares outstanding as of November 30, 2006 are not expected to vest.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Expected life (in years)	4.4	5.0	5.1	5.4
Risk-free interest rate	4.56%	4.43%	5.12%	3.89%
Volatility	27%	28%	26%	27%
Dividend yield	—	—	—	—
Weighted-average fair value of grants	$4.89	$4.85	$4.88	$4.53

The expected life is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate is based on United States Treasury instruments and volatility is calculated based on implied volatility. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

Tax Benefits from Option Exercises

We settle employee stock option exercises primarily with newly issued common shares and, occasionally, with treasury shares. Total cash received as a result of option exercises was approximately $529 million and $212 million for the six months ended November 30, 2006 and November 30, 2005, respectively. The intrinsic value of options exercised for the six months ended November 30, 2006 and November 30, 2005 was $607 million and $192 million, respectively. In connection with these exercises, the tax benefits realized by the company for the six months ended November 30, 2006 and November 30, 2005 were $205 million and $59 million, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

The adoption of Statement 123R required us to change our cash flow classification of certain tax benefits received from stock option exercises beginning June 1, 2006. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $159 million as cash flows from financing activities rather than cash flows from operating activities for the six months ended November 30, 2006. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of our Statement 123R adoption date, which also affects the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities, we adopted the alternative transition method as prescribed under FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

4.	ACQUISITIONS

i-flex solutions limited

In November 2005, we obtained a 42.8% interest in i-flex solutions limited, a provider of software solutions and services to the financial services industry (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS) pursuant to a Share Purchase Agreement with OrbiTech Limited, a subsidiary of Citigroup Inc., for $593 million and through an initial open offer in October 2005. We have made additional purchases of i-flex common stock through ordinary brokerage transactions from March 2006 through June 2006 and obtained a majority interest in i-flex on April 14, 2006. We originally accounted for i-flex under the equity method of accounting. Beginning in the first quarter of fiscal 2007, we changed our method of accounting and began consolidating the results of operations of i-flex once we obtained a majority interest. We consolidate the results of operations of i-flex two months in arrears as our reporting periods differ.

Preferential Allotment and Open Offer

On September 14, 2006, i-flex issued approximately 4.45 million shares of common stock at a purchase price of 1,307.5 Indian rupees per share (Preferential Allotment). We purchased the Preferential Allotment for approximately $126 million and increased our ownership to approximately 55%. Proceeds from the Preferential Allotment were primarily used by i-flex to fund the acquisition of Mantas, Inc., a financial services application software company, in October 2006.

As required by Indian law, following the preferential allotment, we published an announcement on September 13, 2006 notifying the public shareholders of i-flex of our intention to make an open offer to purchase up to 20% of the outstanding equity of i-flex for 1,475 Indian rupees per share. On December 7, 2006, we increased the price of our open offer to 2,100 Indian rupees per share including interest and increased the number of shares that we may purchase up to approximately 35% of the outstanding equity of i-flex. If the open offer is fully subscribed, the aggregate consideration for the open offer would be approximately $1.3 billion and would increase our ownership interest in i-flex to approximately 90%. Pursuant to Indian laws, the open offer commenced on December 4, 2006 and is expected to close on December 23, 2006. The open offer is not conditioned upon any minimum level of acceptance by i-flex shareholders.

Our cumulative investment in i-flex as of November 30, 2006 was $973 million, which consisted of $953 million of cash paid for common stock, $6 million in transaction costs and $14 million in equity in earnings from our initial purchase date to April 14, 2006.

Our cumulative investment in i-flex was allocated to i-flex’s net tangible and identifiable intangible assets based on their estimated fair values. The minority interest in the net assets of i-flex has been recorded at historical book values. The excess of the cumulative purchase price over our interest in the net tangible and identifiable

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

intangible assets was recorded as goodwill. Our preliminary allocation of the cumulative purchase price including the minority interest in the net assets of i-flex is as follows:

(in millions)
Cash and marketable securities	$281
Trade receivables	125
Goodwill	611
Intangible assets	187
Other assets	96
Accounts payable and other liabilities	(49)
Deferred tax liabilities, net	(66)
Deferred revenues	(33)
In-process research and development	23
Minority interests	(202)

Total purchase price	$973

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

The total purchase price for Siebel was $6.1 billion which consisted of $4,073 million in cash paid to acquire the outstanding common stock of Siebel, $1,763 million for the value of Oracle stock issued in exchange for Siebel outstanding common stock, $245 million for the fair value of Siebel options assumed and restricted stock awards exchanged and $50 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $2,500 million in goodwill, $1,564 million of identifiable intangible assets, $2,003 million of net tangible assets and $64 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Other Acquisitions

During the first half of fiscal 2007, we acquired several software companies and purchased certain technology for approximately $600 million, which includes cash paid of $559 million including transaction costs of $9 million, fair value of options assumed of $19 million and debt issued of $13 million. We recorded approximately $318 million of goodwill, $244 million of identifiable intangible assets, $11 million of net tangible assets and $27 million of in-process research and development in connection with these acquisitions during the first half of fiscal 2007. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

During fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $682 million, which includes cash paid of $648 million and the fair value of options assumed of $34 million. We recorded approximately $489 million of goodwill, $173 million of identifiable intangible assets, $6 million of net tangible assets and $14 million of in-process research and development in connection with these acquisitions during fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

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

The unaudited pro forma financial information combines the historical results of Oracle for the three and six months ended November 30, 2005 and, due to differences in our reporting periods, the historical results of Siebel for the three and six months ended September 30, 2005.

(in millions, except per share data)	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Total revenues	$3,584	$6,600
Net income	$705	$1,094
Basic net income per share	$0.13	$0.21
Diluted net income per share	$0.13	$0.20

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2006	2005	2006	2005
In-process research and development	$7	$4	$50	$12
Transitional employee related costs	6	5	10	11
Stock-based compensation	—	1	1	4
Professional fees	3	—	3	11
PeopleSoft pre-acquisition legal contingency accrual	(52)	—	(52)	—

Total acquisition related charges	$(36)	$10	$12	$38

For the three months ended November 30, 2006, acquisition related charges also included a benefit related to the settlement of a lawsuit filed against PeopleSoft on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with the PeopleSoft acquisition. On October 10, 2006, we agreed to pay the U.S. government $98.5 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency should be included as an element of net income in the period of settlement, versus an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in the third quarter of fiscal 2006, the favorable difference of $51.5 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statement of operations for the three and six month periods ended November 30, 2006.

6.	NON-OPERATING INCOME, NET

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable securities and other investments as well as the minority interests share in the net profits of i-flex and Oracle Japan.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2006	2005	2006	2005
Interest income	$81	$24	$158	$49
Foreign currency gains (losses)	10	(4)	16	13
Net investment gains related to equity securities	3	3	18	4
Minority interests	(20)	(9)	(32)	(17)
Other	5	8	23	14

Total non-operating income, net	$79	$22	$183	$63

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is not deductible for tax purposes, by operating segment for the six months ended November 30, 2006, were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other	Total
Balance as of May 31, 2006	$2,214	$6,741	$854	$—	$9,809
Goodwill acquired (1)	—	—	—	929	929
Goodwill adjustments (2)	(9)	(44)	(3)	—	(56)

Balance as of November 30, 2006	$2,205	$6,697	$851	$929	$10,682

(1)	Represents preliminary goodwill associated with fiscal 2007 acquisitions, including i-flex, which will be allocated upon the finalization of our purchase price allocations before the end of our fiscal 2007.
(2)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition and adjustments to deferred taxes.

The changes in intangible assets for the six months ended November 30, 2006 and the net book value of intangible assets at November 30, 2006 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted Average Useful Life
(in millions)	May 31, 2006	Additions	Nov 30, 2006	May 31, 2006	Expense	Nov 30, 2006	May 31, 2006	Nov 30, 2006
Software support agreements and related relationships	$2,949	$85	$3,034	$(329)	$(152)	$(481)	$2,620	$2,553	10 years
Developed technology	1,336	264	1,600	(333)	(155)	(488)	1,003	1,112	5 years
Core technology	594	35	629	(121)	(63)	(184)	473	445	5 years
Customer relationships	375	20	395	(41)	(20)	(61)	334	334	10 years
Trademarks	117	28	145	(19)	(11)	(30)	98	115	7 years

Total	$5,371	$432	$5,803	$(843)	$(401)	$(1,244)	$4,528	$4,559

The total amortization expense related to intangible assets was $202 million and $401 million for the three and six months ended November 30, 2006, respectively, and $126 million and $249 million for the three and six months ended November 30, 2005, respectively. As of November 30, 2006, estimated future amortization expense related to intangible assets is $415 million for the remainder of fiscal 2007, $819 million in fiscal 2008, $811 million in fiscal 2009, $687 million in fiscal 2010, $475 million in fiscal 2011, $375 million in fiscal 2012 and $977 million thereafter.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2006	May 31, 2006
Software license updates and product support	$2,398	$2,501
Services	251	246
New software licenses	121	83

Deferred revenues, current	2,770	2,830
Deferred revenues, non-current	115	114

Total deferred revenues	$2,885	$2,944

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in the fiscal quarter ending in May of each year. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that cannot be segmented from consulting services. Deferred revenues, non-current are comprised primarily of deferred software license updates and product support revenues.

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $122 million and $240 million, which would have been otherwise recorded by the acquired entities, for the six months ended November 30, 2006 and 2005, respectively.

9.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 28.6% and 29.3% for the three and six months ended November 30, 2006, respectively, and 28.9% and 29.0% for the three and six months ended November 30, 2005, respectively.

The Internal Revenue Service has examined our federal income tax returns for all years through 1999 without any material adjustment of taxes due. The IRS is currently examining our federal income tax returns for 2000 through 2003. We do not believe that the outcome of these matters will have a material adverse effect on our

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

consolidated financial position or results of operations. We are also under examination by numerous state and non-US tax authorities. We believe that we have adequately provided for any reasonably foreseeable outcome related to these audits.

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We are currently negotiating and will continue to structure additional agreements that cover periods beyond May 2006. There can be no guarantee that our negotiations will result in an agreement.

10.	RESTRUCTURING ACTIVITIES

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

The total estimated severance costs associated with the Fiscal 2006 Oracle Restructuring Plan are $96 million. We have incurred $93 million in restructuring expenses to date and expect to incur the remaining $3 million in the next three months. Changes to the estimates of executing the Fiscal 2006 Oracle Restructuring Plan will be reflected in our future results of operations.

The total estimated restructuring costs associated with exiting activities of Siebel is $569 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the Siebel restructuring plan are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

Summary of All Plans

	Accrued May 31, 2006	Six Months Ended November 30, 2006				Accrued Nov 30, 2006 (5)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs	Adj. to Cost (3)	Cash Payments	Other (4)
Fiscal 2006 Oracle Restructuring Plan
New software licenses	$25	$3	$—	$(19)	$—	$9	$36	$36
Software license updates and product support	1	—	—	—	—	1	2	2
Services, principally consulting	8	5	—	(7)	—	6	18	18
Other (1)	8	12	—	(9)	—	11	37	40

Total Fiscal 2006 Oracle Restructuring	$42	$20	$—	$(35)	$—	$27	$93	$96

Fiscal 2005 Oracle Restructuring Plan
New software licenses	$3	$—	$—	$(2)	$—	$1	$37	$37
Software license updates and product support	—	—	—	—	—	—	6	6
Services, principally consulting	2	—	—	(1)	—	1	28	28
Other (1)	2	—	—	(2)	—	—	66	66

Total severance	7	—	—	(5)	—	2	137	137

Total facilities (2)	18	—	—	—	—	18	21	21

Total Fiscal 2005 Oracle Restructuring	$25	$—	$—	$(5)	$—	$20	$158	$158

Siebel Restructuring Plan
Severance	$37	$—	$(4)	$(19)	$1	$15	$67	$67
Facilities	446	—	(21)	(171)	2	256	463	463
Contracts and other	26	—	4	(18)	—	12	39	39

Total Siebel Restructuring	$509	$—	$(21)	$(208)	$3	$283	$569	$569

PeopleSoft and Retek Restructuring Plan
Severance	$3	$—	$—	$(1)	$—	$2	$195	$195
Facilities	95	—	—	(14)	2	83	157	157
Contracts and other	11	—	—	(1)	—	10	51	51

Total PeopleSoft and Retek Restructuring	$109	$—	$—	$(16)	$2	$95	$403	$403

Total All Restructuring Plans	$685	$20	$(21)	$(264)	$5	$425

(1)	Other includes costs associated with research and development, general and administrative and marketing functions.
(2)	Allocation of facility costs to operating lines of businesses and other functions was approximately $5 and $16, respectively.
(3)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition as well as changes in estimates to severance and other restructuring obligations related to the PeopleSoft acquisition.
(4)	Represents foreign currency translation adjustments.
(5)	Accrued restructuring at November 30, 2006 and May 31, 2006 was $425 and $685, respectively. The balances include $173 and $412 recorded in accrued restructuring, current and $252 and $273 recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets at November 30, 2006 and May 31, 2006, respectively.

11.	STOCK REPURCHASE PROGRAMS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

In June 2006, we announced that we intend to repurchase $1.0 billion of our common stock each quarter in fiscal 2007 and such repurchases may occur through the use of Rule 10b5-1 trading plans. On July 10, 2006, the Board combined the 1992 Program with the Siebel Program and authorized a total of $4.0 billion in share repurchases (2007 Authorization).

We repurchased 121.3 million shares for $2.0 billion during the six months ended November 30, 2006 (including 2.5 million shares for $48 million that were repurchased but not settled) and 24.1 million shares for $324 million during the six months ended November 30, 2005 under the applicable repurchase programs authorized. At November 30, 2006, approximately $2.2 billion was available for share repurchases pursuant to our 2007 Authorization.

12.	EARNINGS PER SHARE

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2006	2005	2006	2005
Net income	$967	$798	$1,637	$1,316

Weighted-average common shares outstanding	5,184	5,152	5,200	5,150
Dilutive effect of employee stock plans	103	86	97	91

Diluted weighted-average common shares outstanding	5,287	5,238	5,297	5,241

Basic earnings per share	$0.19	$0.15	$0.31	$0.26
Diluted earnings per share	$0.18	$0.15	$0.31	$0.25
Shares subject to anti-dilutive options excluded from calculation (1)	63	108	84	108

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future.

13.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on equity securities as well as equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2006	2005	2006	2005
Net income	$967	$798	$1,637	$1,316
Net foreign currency translation gain (loss)	33	(82)	2	(94)
Unrealized gain on debt and equity securities, net	—	6	1	9
Equity hedge gain (loss), net	(2)	28	12	37

Comprehensive income	$998	$750	$1,652	$1,268

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

14.	SEGMENT INFORMATION

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

The new software license line of business is engaged in the licensing of database, middleware as well as applications software. Database and middleware software includes database management software, application server software, analytics, development tools and collaboration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The consulting line of business provides services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as our applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database and middleware as well as our applications software. Advanced Customer Services provide customers configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database, middleware as well as our applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2006	2005	2006	2005
New software licenses:
Revenues (1)	$1,205	$1,056	$2,006	$1,683
Sales and distribution expenses	769	576	1,396	1,077

Margin (2)	$436	$480	$610	$606
Software license updates and product support:
Revenues (1)	$2,060	$1,661	$4,070	$3,302
Cost of services	191	165	377	317

Margin (2)	$1,869	$1,496	$3,693	$2,985
Total software business:
Revenues (1)	$3,265	$2,717	$6,076	$4,985
Expenses	960	741	1,773	1,394

Margin (2)	$2,305	$1,976	$4,303	$3,591
Consulting:
Revenues (1)	$711	$505	$1,347	$985
Cost of services	585	424	1,137	836

Margin (2)	$126	$81	$210	$149
On Demand:
Revenues (1)	$140	$87	$265	$171
Cost of services	137	79	265	151

Margin (2)	$3	$8	$—	$20
Education:
Revenues (1)	$100	$85	$188	$159
Cost of services	65	56	129	109

Margin (2)	$35	$29	$59	$50
Total services business:
Revenues (1)	$951	$677	$1,800	$1,315
Cost of services	787	559	1,531	1,096

Margin (2)	$164	$118	$269	$219
Totals:
Revenues (1)	$4,216	$3,394	$7,876	$6,300
Expenses	1,747	1,300	3,304	2,490

Margin (2)	$2,469	$2,094	$4,572	$3,810

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include revenues that we did not recognize in the accompanying condensed consolidated statements of operations in the amount of $53 and $102 for the three months, $122 and $240 for the six months ended November 30, 2006 and 2005, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.
(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs and stock-based compensation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2006	2005	2006	2005
Total revenues for reportable segments	$4,216	$3,394	$7,876	$6,300
Software license updates and product support revenues (1)	(53)	(102)	(122)	(240)

Total revenues	$4,163	$3,292	$7,754	$6,060

Total margin for reportable segments	$2,469	$2,094	$4,572	$3,810
Software license updates and product support revenues (1)	(53)	(102)	(122)	(240)
Product development and information technology expenses	(577)	(545)	(1,138)	(1,013)
Marketing and partner program expenses	(110)	(111)	(199)	(205)
Corporate and general and administrative expenses	(142)	(76)	(271)	(206)
Amortization of intangible assets	(202)	(126)	(401)	(249)
Acquisition related	36	(10)	(12)	(38)
Restructuring	(11)	—	(20)	(11)
Stock-based compensation	(47)	(7)	(97)	(16)
Interest expense	(83)	(16)	(166)	(37)
Non-operating income, net	74	21	170	59

Income before provision for income taxes	$1,354	$1,122	$2,316	$1,854

(1)	Software license updates and product support revenues for management reporting include revenues that we did not recognize in the accompanying condensed consolidated statements of operations in the amount of $53 and $102 for the three months ended November 30, 2006 and 2005, respectively and $122 and $240 for the six months ended November 30, 2006 and 2005, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

15.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

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

The maximum potential penalty under the CAP, by version, as of November 30, 2006 was as follows:

	Dates Offered to Customers (1)		Maximum Potential Penalty (in millions)
CAP Version	Start Date	End Date
Version 1	June 2003	September 12, 2003	$75
Version 2	September 12, 2003	September 30, 2003	121
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,193
Version 5	June 16, 2004	December 28, 2004	747
Version 6	October 12, 2004	December 28, 2004	1,083

			$3,259

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of November 30, 2006 was $3.3 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

16.	LEGAL PROCEEDINGS

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

Siebel Securities Class Action

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of stockholders of Siebel, filed a complaint in the United States District Court for the Northern District of California against Siebel and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen’s Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. The consolidated complaint also raised claims regarding Siebel’s business performance in 2002. In October 2004, Siebel filed a motion to dismiss, which was granted on January 28, 2005 with leave to amend. Plaintiffs filed an amended complaint on March 1, 2005. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. Siebel filed a motion to dismiss the amended complaint on April 27, 2005, and on December 28, 2005, the Court dismissed the case with prejudice. On January 17, 2006, plaintiffs filed a notice of appeal, and on September 18, 2006, plaintiffs filed their opening appellate brief. Defendants’ responsive brief was filed on December 15, 2006. We believe that we have meritorious defenses against this action, and we will continue vigorously to defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2006

(Unaudited)

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

17.	SUBSEQUENT EVENTS

In December 2006, we acquired Stellent, Inc., a global provider of enterprise content management software solutions, and MetaSolv, Inc., a provider of service fulfillment operations support system solutions for the communications and media industries, for an aggregate of approximately $640 million in cash paid to acquire outstanding common stock and 5 million options assumed. The purchase price allocations for these acquisitions have not yet been completed.

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

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. Substantially all of our customers renew their software license updates and product support contracts annually, thereby eliminating the need to repurchase new software licenses when new upgrades are released. The growth of software license updates and product support revenues is influenced by four factors: (1) the support contract base of companies acquired, (2) the renewal rate of the support contract base, (3) the amount of new support contracts sold in connection with the sale of new software licenses and (4) inflationary support price increases.

Software license updates and product support revenues, which represent approximately 47% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the last trailing 4-quarters were 84%, and account for 78% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

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

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. As a result, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $53 million and $102 million in the three months, $122 million and $240 million in the six months ended November 30, 2006 and 2005, respectively. To the extent underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education revenues. Our services business, which represents 21% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

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

On Demand:  On Demand includes our Oracle On Demand ‘software as a service’ and outsourcing offerings as well as Advanced Customer Services. We believe that our On Demand offerings provide an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in Oracle On Demand to support current and future revenue growth, which has negatively impacted On Demand margins and may continue to do so in the future.

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

Acquisitions

An active acquisition program is an important element of our corporate strategy. In the last two years, we have paid an aggregate of $20 billion for our acquisitions, including Siebel, a provider of customer relationship management software; PeopleSoft, a provider of enterprise applications software products; our investment in i-flex, a provider of software solutions and services to the financial services industry; and others. We have completed all of our planned legal-entity mergers, information system conversions and integration related to our acquisitions, except for acquisitions completed during the second quarter of fiscal 2007, which we expect to finalize in the next three months.

We believe our recent acquisitions support our long-term strategic direction, strengthen our competitive position, particularly in the applications market, expand our customer base and provide greater scale to increase our investment in research and development to accelerate innovation, increase stockholder value and grow our earnings. We expect to continue to acquire companies, products, services and technologies. See Note 4 and Note 17 of Notes to Condensed Consolidated Financial Statements for additional information related to our recent acquisitions.

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

As a result, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $53 million and $102 million in the three months, $122 million and $240 million in the six months ended November 30, 2006 and 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the support contracts over the support periods, the majority of which are one year. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue historically and in future periods related to these assumed contracts.

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

PeopleSoft Customer Assurance Program

As discussed in Note 15 of Notes to Condensed Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports contractually to burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period, which typically expires four years from the date of the contract. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of November 30, 2006 was $3.3 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 14 of the Notes to Condensed Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

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

We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of our publicly traded stock options in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their options, we have used historical rates of employee groups by job classification. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

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

The accounting guidance under Statement 123R is relatively new and several interpretations have been released since the pronouncement has been issued. Additional interpretations may be released and the application of these principles may be subject to further refinement over time. In addition, to the extent we change the terms of our employee stock-based compensation programs, refine different assumptions in future periods such as forfeiture rates that differ from our estimates and implement the change in our expense attribution method from accelerated to straight-line which we elected when adopting Statement 123R, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

Results of Operations

The fluctuations in operating results of Oracle in the second quarter and first half of fiscal 2007 compared with the same period in fiscal 2006 are affected by acquisitions, principally our acquisition of Siebel on January 31, 2006 and the consolidation of i-flex beginning June 1, 2006.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2007 compared to the second quarter and first half of fiscal 2006, we quantify the contribution of our acquired products to growth in new software license revenues, the amount of revenues associated with software license updates and product support as well as On Demand services, and present supplemental disclosure related to acquisition accounting where applicable. Although certain revenues were quantifiable, we are unable to identify consulting and education revenues of Siebel in the second quarter and first half of fiscal 2007 as well as allocate costs associated with the Siebel products and services because the substantial majority of former Siebel sales and services personnel were fully integrated into our existing operations. We have also quantified the significant revenues and expenses of i-flex. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

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

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this quarterly report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2006, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2006 and November 30, 2005, our financial statements would reflect revenues of $1.31 million for the first half of fiscal 2007 (using 1.31 as the exchange rate) and $1.17 million during the first half of fiscal 2006 (using 1.17 as the exchange rate). The constant currency presentation would translate the results for the six months ended November 30, 2006 and 2005 using the May 31, 2006 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Total Revenues by Geography:
Americas	$2,170	25%	25%	$1,733	$4,126	29%	28%	$3,209
EMEA (1)	1,422	31%	21%	1,090	2,562	30%	23%	1,972
Asia Pacific	571	22%	19%	469	1,066	21%	20%	879

Total revenues	4,163	26%	23%	3,292	7,754	28%	25%	6,060
Total Operating Expenses	2,806	29%	26%	2,176	5,455	29%	27%	4,232

Total Operating Margin	$1,357	22%	16%	$1,116	$2,299	26%	21%	$1,828

Total Operating Margin %	33%			34%	30%			30%

% Revenues by Geography:
Americas	52%			53%	53%			53%
EMEA	34%			33%	33%			33%
Asia Pacific	14%			14%	14%			14%
Total Revenues by Business:
Software	$3,214	23%	19%	$2,617	$5,959	25%	23%	$4,748
Services	949	41%	36%	675	1,795	37%	34%	1,312

Total revenues	$4,163	26%	23%	$3,292	$7,754	28%	25%	$6,060

% Revenues by Business:
Software	77%			80%	77%			78%
Services	23%			20%	23%			22%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  Total revenues in the second quarter of fiscal 2007 were positively affected by 3 percentage points due to the weakening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, the increase in revenues is primarily due to incremental revenues from acquisitions and increased demand for our products and service offerings. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 53% to the growth in total revenues, services revenues contributed 32% and new software licenses contributed 15%. Excluding the effects of currency rate fluctuations, the Americas contributed 56% to the increase in total revenues, EMEA contributed 32% and Asia Pacific contributed 12%. The Americas, specifically the United States, contributed a larger percentage to total revenues than the other regions primarily due to the relative geographical mix of revenues from our acquired companies.

Operating expenses were negatively affected by 3 percentage points as a result of foreign currency rate fluctuations. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher salary and employee benefits associated with increased headcount levels, as well as higher commissions and travel and entertainment expenses associated with both increased revenue and headcount levels. In addition, operating expenses also increased due to higher amortization costs of intangible assets and stock- based compensation expenses related to the adoption of Statement 123R, partially offset by a decrease in acquisition related costs related to a benefit associated with the settlement of a legal contingency matter assumed in the acquisition of PeopleSoft. Operating margins as a percentage of total revenues decreased from 34% to 33%, as total operating expenses grew at a faster rate than revenues.

International operations will continue to provide a significant portion of total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  Total revenues were positively affected by foreign currency rate fluctuations by 3 percentage points. Excluding the effect of currency rate fluctuations, software license updates and product support revenues contributed 53% to the growth in total revenues, whereas services and new software license revenues contributed 29% and 18%, respectively. On a constant currency basis, the Americas contributed 58% to the increase in total revenues, EMEA contributed 30% and Asia Pacific contributed 12%.

Operating expenses were negatively affected by 2 percentage points. The increase in operating expenses in the first half of fiscal 2006 is primarily attributed to the same reasons noted above. Operating margins as a percentage of total revenues remained flat.

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

The results of operations include the following business combination accounting entries and expenses related to acquisitions as well as other significant expenses including stock-based compensation:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2006	2005	2006	2005
Support deferred revenue (1)	$53	$102	$122	$240
Amortization of intangible assets (2)	202	126	401	249
Acquisition related charges (3) (5)	(36)	10	12	38
Restructuring (4)	11	—	20	11
Stock-based compensation (5)	47	7	97	16
Income tax effect (6)	(79)	(71)	(192)	(160)

	$198	$174	$460	$394

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by acquired businesses as independent entities, in the amount of $53 million and $102 million in the three months, $122 million and $240 million in the six months ended November 30, 2006 and 2005, respectively. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows:

Remainder of Fiscal 2007	$38
Fiscal 2008	9

Total	$47

To the extent customers renew these support contracts, we expect to recognize revenue for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with acquisitions, primarily PeopleSoft and Siebel. Estimated future amortization expense related to intangible assets is as follows:

Remainder of Fiscal 2007	$415
Fiscal 2008	819
Fiscal 2009	811
Fiscal 2010	687
Fiscal 2011	475
Fiscal 2012	375
Thereafter	977

Total	$4,559

(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-based compensation expenses and personnel related costs for transitional employees. For the three and six months ended November 30, 2006, acquisition related charges also included a $51.5 million benefit related to the settlement of a pre-acquisition lawsuit filed against PeopleSoft on behalf of the U.S. government.

(4)	Restructuring costs relate to Oracle employee severance and facility closures in connection with restructuring plans initiated in the third quarter of fiscal 2006 and 2005.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Sales and marketing	$8	$1	$18	$3
Software license updates and product support	3	—	6	1
Cost of services	3	2	6	4
Research and development	21	4	43	8
General and administrative	12	—	24	—

Subtotal	47	7	97	16
Acquisition related charges	—	1	1	4

Total	$47	$8	$98	$20

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

We adopted Statement 123R on June 1, 2006 under the modified prospective method. Statement 123R requires us to record non-cash operating expenses associated with stock option awards at their estimated fair values. Prior to our Statement 123R adoption, we were required to record stock-based compensation expenses at intrinsic values, which were substantially related to options assumed from acquisitions. In accordance with the modified prospective method, our financial statements for prior periods have not been restated to reflect, and do not include, the changes in methodology to expense options at fair values in accordance with Statement 123R. As of November 30, 2006, the unrecognized compensation expense related to stock options expected to vest was approximately $332 million and is expected to be recognized over a weighted average period of 1.4 years. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding our adoption of Statement 123R.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses including stock-based compensation was calculated based on our effective tax rate of 28.6% and 28.9% in the second quarter of fiscal 2007 and 2006, respectively, and 29.3% and 29.0% in the first half of fiscal 2007 and 2006, respectively.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
New Software License Revenues:
Americas	$531	7%	7%	$495	$892	16%	15%	$771
EMEA	446	24%	15%	359	706	25%	18%	562
Asia Pacific	230	13%	10%	204	413	17%	15%	354

Total revenues	1,207	14%	10%	1,058	2,011	19%	16%	1,687

Expenses:
Sales and marketing (1)	907	29%	25%	705	1,647	25%	22%	1,318
Stock-based compensation	8	539%	539%	1	18	489%	489%	3
Amortization of intangible assets (2)	80	79%	79%	45	157	84%	84%	85

Total expenses	995	33%	29%	751	1,822	30%	27%	1,406

Total Margin	$212	-31%	-35%	$307	$189	-33%	-37%	$281

Total Margin %	18%			29%	9%			17%

% Revenues by Geography:
Americas	44%			47%	44%			46%
EMEA	37%			34%	35%			33%
Asia Pacific	19%			19%	21%			21%

Revenues by Product:
Database and middleware	$859	9%	5%	$785	$1,424	11%	8%	$1,278
Applications	340	28%	25%	266	568	45%	42%	393

Total revenues by product	1,199	14%	10%	1,051	1,992	19%	16%	1,671
Other revenues	8	16%	14%	7	19	15%	14%	16

Total new software license revenues	$1,207	14%	10%	$1,058	$2,011	19%	16%	$1,687

% Revenues by Product:
Database and middleware	72%			75%	71%			76%
Applications	28%			25%	29%			24%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  New software license revenues were positively affected by currency rate fluctuations of 4 percentage points as well as incremental revenues from the licensing of acquired products. New software license revenues grew at a slower pace than recent quarters, both domestically and internationally, primarily due to a decline in sales productivity, which negatively affected deal closure rates. Excluding the effect of currency rate fluctuations, the Americas contributed 31%, EMEA contributed 51% and Asia Pacific contributed 18% to the growth in new software license revenues.

We believe that the trailing 4-quarter growth rates more accurately reflect the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported new software license revenue growth rates and are not predictive of our future quarterly or annual growth rates. Total new software license revenues on a trailing 4-quarter basis grew 24% in reported dollars and 23% excluding the effect of currency rate fluctuations.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 5% in the second quarter of fiscal 2007 and 12% over the trailing 4-quarters as a result of a gain in market share, increased demand for our database and middleware products due to more competitive product features and functionality, and incremental revenues from the licensing of Siebel products. Siebel products contributed $19 million to the total growth in database and middleware revenues in the second quarter of fiscal 2007.

On a constant currency basis, applications revenue increased 25% in the second quarter of fiscal 2007 and 64% over the trailing 4-quarters as a result of incremental revenues from acquired companies and a gain in market share resulting from a strengthening of our competitive position in the applications market due to improved product features and functionality. Siebel products contributed $59 million to the growth in applications revenue in the second quarter of fiscal 2007 and i-flex and other recently acquired products contributed $13 million.

New software license revenues earned from transactions over $0.5 million represented 41% of new software license revenues both in the second quarter of fiscal 2006 and in the second quarter of fiscal 2007. New software license revenues earned from transactions over $0.5 million increased by 12% in the second quarter of fiscal 2007.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the second quarter of fiscal 2007 primarily due to higher personnel related expenses associated with increased headcount, as well as higher commissions and travel and entertainment expenses associated with both increased revenue and headcount levels. New software license margins decreased primarily due to increased personnel related costs and higher amortization costs of intangible assets.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  New software license revenues were favorably affected by foreign currency rate fluctuations by 3 percentage points. Excluding the effect of currency rate fluctuations, the Americas contributed 42%, EMEA contributed 38% and Asia Pacific contributed 20% to the growth in new software license revenues.

On a constant currency basis, database and middleware revenues grew 8% contributing 41% to the growth in new software license revenues in the first half of fiscal 2007. Siebel products contributed $36 million to the growth in database and middleware revenues.

Applications revenues grew 42% on a constant currency basis, contributing 59% to the growth in new software license revenues in the first half of fiscal 2007. Siebel products contributed $90 million to the growth in applications revenues and i-flex and other recently acquired products contributed $23 million.

New software license revenues earned from transactions over $0.5 million increased from 36% of new software license revenues in the first half of fiscal 2006 to 38% in the first half of fiscal 2007. New software license revenues earned from transactions over $0.5 million increased by 25% in the first half of fiscal 2007.

Sales and marketing expenses increased in the first half of fiscal 2007 primarily due to the same reasons noted above. Total new software license margin as a percentage of revenues declined in the first half of 2007 as expenses, including amortization costs of intangible assets, grew at a faster rate than revenues.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$1,135	29%	28%	$882	$2,239	29%	29%	$1,729
EMEA	637	32%	23%	484	1,251	32%	25%	951
Asia Pacific	235	21%	19%	193	458	20%	20%	381

Total revenues	2,007	29%	25%	1,559	3,948	29%	26%	3,061
Expenses:
Software license updates and product support (1)	202	16%	13%	175	398	19%	16%	334
Stock-based compensation	3	100%	100%	—	6	265%	265%	1
Amortization of intangible assets (2)	111	44%	44%	78	222	44%	44%	155

Total expenses	316	25%	23%	253	626	28%	26%	490

Total Margin	$1,691	29%	26%	$1,306	$3,322	29%	26%	$2,571

Total Margin %	84%			84%	84%			84%

% Revenues by Geography:
Americas	57%			57%	57%			56%
EMEA	32%			31%	32%			31%
Asia Pacific	12%			12%	12%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of the addition of software license updates and product support revenues associated with new software license revenues recognized over the trailing 4-quarters, the renewal of substantially all of the subscription base eligible for renewal in the current year and incremental revenues from the expansion of our customer base from acquisitions. Software license updates and product support revenues in the second quarter of fiscal 2007 include incremental revenues of $106 million from Siebel contracts. Excluding the effect of currency rate fluctuations, the Americas contributed 62% to the growth in software license updates and product support revenues, EMEA contributed 29% and Asia Pacific contributed 9%.

As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $53 million and $102 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the second quarter of fiscal 2007 and 2006, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenue for the full value of the contracts over the support periods, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased primarily due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher amortization of intangible asset expenses. Total software license updates and product support margin as a percentage of revenues remained flat.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  The growth in software license updates and product support revenues and expenses is attributed to the same reasons noted above. Software license updates and product support revenues for the six months ended November 30, 2006 include approximately $194 million from the expansion of our customer base resulting from the acquisition of Siebel. Excluding the effect of currency rate fluctuations, the Americas contributed 61% to the growth in software license updates and product support revenues, EMEA contributed 30% and Asia Pacific contributed 9%. Software license updates and product support revenues related to support contracts in the amount of $122 million and $240 million that would have been otherwise recorded by Siebel and other acquired businesses as independent entities, were not recognized in the first half of fiscal 2007 and 2006, respectively.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Consulting Revenues:
Americas	$382	41%	40%	$270	$756	40%	40%	$540
EMEA	260	38%	28%	188	465	32%	24%	352
Asia Pacific	74	56%	52%	48	135	42%	40%	95

Total revenues	716	42%	37%	506	1,356	37%	34%	987
Expenses:
Cost of services (1)	608	38%	33%	441	1,184	36%	32%	870
Stock-based compensation	2	16%	16%	2	4	12%	12%	4
Amortization of intangible assets (2)	5	418%	417%	1	9	389%	389%	2

Total expenses	615	38%	34%	444	1,197	37%	33%	876

Total Margin	$101	64%	55%	$62	$159	44%	39%	$111

Total Margin %	14%			12%	12%			11%

% Revenues by Geography:
Americas	53%			53%	56%			55%
EMEA	36%			37%	34%			35%
Asia Pacific	10%			10%	10%			10%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  Excluding the effect of currency rate fluctuations, consulting revenues increased in the second quarter of fiscal 2007 primarily due to an increase in application product implementations and billable hours as well as $89 million of revenues from i-flex. Excluding the effect of currency rate fluctuations, the Americas contributed 57% to the growth in consulting revenues, EMEA contributed 29% and Asia Pacific contributed 14%.

Excluding the effect of currency rate fluctuations, consulting expenses increased due to higher personnel related expenses attributed to higher headcount levels and third-party contractor expenses. Consulting expenses include

$65 million of incremental expenses from i-flex. Total consulting margin as a percentage of revenues increased due to higher margins contributed from i-flex.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  Excluding the effect of currency rate fluctuations, the growth rates for both consulting revenues and expenses were due to the same reasons as noted above. Consulting revenues and expenses include $155 million and $123 million, respectively, from i-flex. The Americas contributed 62% to the growth in consulting revenues, EMEA contributed 26% and Asia Pacific contributed 12%.

On Demand:  On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database and middleware as well as our applications software. Advanced Customer Services consists of configuration and performance analysis, personalized support and on-site technical services. The cost of providing On Demand services consist primarily of personnel related expenditures and hardware and facilities costs.

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
On Demand Revenues:
Americas	$81	65%	65%	$49	$156	62%	61%	$97
EMEA	43	62%	51%	27	79	52%	44%	52
Asia Pacific	16	37%	33%	11	30	31%	28%	22

Total revenues	140	61%	56%	87	265	55%	52%	171

Expenses:
Cost of services (1)	141	74%	69%	81	274	76%	73%	156
Stock-based compensation	1	100%	100%	—	2	100%	100%	—
Amortization of intangible assets (2)	3	100%	100%	—	7	100%	100%	—

Total expenses	145	79%	70%	81	283	82%	74%	156

Total Margin	$(5)	-208%	-208%	$6	$(18)	-223%	-220%	$15

Total Margin %	-4%			6%	-7%			9%

% Revenues by Geography:
Americas	58%			57%	59%			57%
EMEA	31%			30%	30%			30%
Asia Pacific	11%			13%	11%			13%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  Excluding the effect of currency rate fluctuations, On Demand revenues increased in the second quarter of fiscal 2007 due to the expansion of our subscription base in On Demand services resulting primarily from the acquisition of Siebel. On Demand revenues include $34 million of revenues from Siebel. Excluding the effect of currency rate fluctuations, the Americas contributed 64% to the increase in On Demand revenues, EMEA contributed 28% and Asia Pacific contributed 8%.

Excluding the effect of currency rate fluctuations, On Demand expenses increased due to higher personnel related expenditures as a result of additional personnel acquired from Siebel, as well as higher computer and technology related costs to support the expansion of our customer base. Total On Demand margin as a percentage of revenues declined due to lower margins associated with the Siebel On Demand offering as well as additional expenditures incurred to support planned future growth.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  Excluding the effect of currency rate fluctuations, On Demand revenues and expenses increased due to the same reasons as noted above. On Demand revenues include $56 million of revenues from Siebel. The Americas contributed 66% to the growth in On Demand revenues, EMEA contributed 27% and Asia Pacific contributed 7%.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware as well as applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Education Revenues:
Americas	$41	13%	13%	$37	$83	15%	14%	$72
EMEA	36	12%	4%	32	61	11%	5%	55
Asia Pacific	16	25%	22%	13	30	15%	14%	27

Total revenues	93	14%	11%	82	174	14%	11%	154

Expenses:
Cost of services (1)	68	18%	12%	58	134	17%	14%	115
Stock-based compensation	—	0%	0%	—	1	100%	100%	—

Total expenses	68	18%	13%	58	135	18%	15%	115

Total Margin	$25	6%	6%	$24	$40	1%	-2%	$39

Total Margin %	28%			29%	22%			25%

% Revenues by Geography:
Americas	44%			45%	48%			47%
EMEA	39%			39%	35%			36%
Asia Pacific	17%			16%	17%			17%

(1)	Excluding stock-based compensation

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  Excluding the effect of currency rate fluctuations, education revenues increased in the second quarter of fiscal 2007, primarily due to higher revenues from Siebel as well as an increase in customer training on the use of our applications products. The Americas contributed 52%, EMEA contributed 17% and Asia Pacific contributed 31% to the overall increase in education revenues.

Excluding the effects of currency rate fluctuations, education expenses increased due to incremental headcount and associated personnel related expenditures as well as higher third party contractor and royalty fees associated with increased revenues. Total education margin as a percentage of revenues decreased as expenses grew at a higher rate than revenues.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  Excluding the effect of currency rate fluctuations, the growth rates for both education revenues and expenses were due to the same reasons as noted above. The Americas contributed 61% to the growth in education revenues, EMEA contributed 17% and Asia Pacific contributed 22%.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and Development:
Research and development (1)	$498	7%	5%	$464	$983	14%	12%	$860
Stock-based compensation	21	502%	502%	4	43	466%	466%	8
Amortization of intangible assets (2)	3	-6%	-6%	3	6	-27%	-27%	8

Total expenses	$522	11%	10%	$471	$1,032	18%	17%	$876

% of Total Revenues	13%			14%	13%			14%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  Excluding the effect of currency rate fluctuations, research and development expenses increased due to higher personnel related expenses associated with higher headcount levels and increased stock-based compensation expenses due to the adoption of Statement 123R, partially offset by lower patent litigation costs and discretionary bonuses. Research and development headcount increased by 1,850 in the second quarter of fiscal 2007 from the prior year corresponding period, which represented a 13% increase in the database and middleware divisions and a 13% increase in the applications division. The increase in database and middleware headcount was primarily due to hiring of resources outside the United States, while the increase in applications headcount was primarily due to i-flex, Siebel and resources acquired from other recent acquisitions.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  Excluding the effect of currency rate fluctuations, research and development expenses increased primarily due to the same reasons noted above.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
General and Administrative:
General and administrative (1)	$158	49%	42%	$109	$304	15%	13%	$265
Stock-based compensation	12	100%	100%	—	24	100%	100%	—

Total expenses	$170	56%	53%	$109	$328	24%	22%	$265

% of Total Revenues	4%			3%	4%			4%

(1)	Excluding stock-based compensation

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006:  In the second quarter of fiscal 2006, we reversed a $24 million charge for an expected legal settlement that was accrued in the first quarter of fiscal 2006. During the second quarter of fiscal 2006, a judgment was rendered on this settlement that relieved us of this possible liability. Excluding the reversal of this legal charge and the effect of currency rate fluctuations, general and administrative expenses increased 26% in the second quarter of fiscal 2007 as a result of higher personnel related costs associated with increased headcount levels, additional costs associated with our acquisition of i-flex and the recognition of stock-based compensation expenses due to the adoption of Statement 123R.

First Half Fiscal 2007 Compared to First Half Fiscal 2006:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased due to higher personnel costs associated with increased headcount levels, additional costs associated with our acquisition of i-flex, the increased stock-based compensation costs due to the adoption of Statement 123R and higher legal fees.

Amortization of Intangible Assets:

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Software support agreements and related relationships	$76	41%	41%	$54	$152	42%	42%	$107
Developed technology	79	80%	80%	44	155	80%	80%	86
Core technology	31	63%	63%	19	63	66%	66%	38
Customer contracts	10	67%	67%	6	20	67%	67%	12
Trademarks	6	100%	100%	3	11	83%	83%	6

Total amortization of intangible assets	$202	60%	60%	$126	$401	61%	61%	$249

Amortization of intangible assets increased in the second quarter and first half of fiscal 2007 due to amortization of acquired intangibles from Siebel, i-flex and other recent acquisitions.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
In-process research and development	$7	75%	75%	$4	$50	317%	371%	$12
Transitional employee related costs	6	20%	20%	5	10	-9%	-9%	11
Stock-based compensation	—	-100%	-100%	1	1	-75%	-75%	4
Professional fees	3	100%	100%	—	3	-73%	-73%	11
PeopleSoft pre-acquisition legal contingency accrual	(52)	100%	100%	—	(52)	100%	100%	—

Total acquisition related charges	$(36)	-460%	-460%	$10	$12	-68%	-68%	$38

For the three months ended November 30, 2006, acquisition related charges also included a benefit related to the settlement of a lawsuit filed against PeopleSoft on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with the PeopleSoft acquisition. On October 10, 2006, we agreed to pay the U.S. government $98.5 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency should be included as an element of net income in the period of settlement, versus an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in the third quarter of fiscal 2006, the favorable difference of $51.5 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statement of operations for the three and six month periods ended November 30, 2006. Excluding this benefit, acquisition related charges increased in the second quarter and first half of fiscal 2007 primarily due to higher in-process research and development charges associated with i-flex and other current year acquisitions.

Restructuring:  Restructuring expenses consist of Oracle employee severance costs and Oracle duplicate facilities closures which were initiated to improve our cost structure as a result of acquisitions. For additional information regarding the Oracle restructuring plans, as well as restructuring activities of our acquired companies, please see Note 10 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Severance costs	$11	100%	100%	$—	$20	82%	82%	$11

Restructuring expenses increased in the second quarter and first half of fiscal 2007 due to higher employee terminations and related severance costs.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest expense	$82	409%	409%	$16	$166	347%	347%	$37

Interest expense increased in the second quarter and first half of fiscal 2007 due to higher average borrowings related to the $5.75 billion senior notes issued in January 2006.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable securities and other investments as well as the minority interests share in the net profits of i-flex and Oracle Japan.

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$81	232%	227%	$24	$158	222%	217%	$49
Foreign currency gains (losses)	10	386%	407%	(4)	16	27%	25%	13
Net investment gains related to equity securities	3	21%	21%	3	18	318%	318%	4
Minority interest	(20)	114%	112%	(9)	(32)	88%	87%	(17)
Other	5	-26%	-35%	8	23	52%	40%	14

Total non-operating income, net	$79	262%	239%	$22	$183	187%	177%	$63

Non-operating income, net increased in the second quarter and first half of fiscal 2007 primarily due to higher interest income attributable to higher cash balances and an increase in interest rates, as well as increased gains on sales of equity securities, which were partially offset by lower foreign currency gains.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2006	Percent Change		2005	2006	Percent Change		2005
(Dollars in millions)		Actual	Constant			Actual	Constant
Provision for income taxes	$387	19%	19%	$324	$679	26%	26%	$538
Effective tax rate	28.6%			28.9%	29.3%			29.0%

The provision for income taxes increased in both the second quarter and first half of fiscal 2007 primarily due to higher earnings before tax. Our effective tax rate decreased from 30.4% in the first quarter of fiscal 2007 to 28.6% in the second quarter of fiscal 2007 primarily due to an agreement reached with foreign tax authorities on certain tax positions. Our effective tax rate for the first half of fiscal 2007 was slightly higher than the prior year corresponding period primarily due to the effect of non-deductible acquisition costs, partially offset by a higher percentage of earnings in lower tax rate jurisdictions.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2006	Change	May 31, 2006
Working capital	$5,566	10%	$5,044
Cash, cash equivalents and marketable securities	$7,825	3%	$7,605

Working capital:  The increase in working capital in the first half of fiscal 2007 is primarily due to greater cash flows from operations and stock option proceeds including related tax benefits partially offset by higher stock repurchases.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and Unites States government agency notes. The increase in cash, cash equivalents and marketable securities is due to higher sales volumes and cash collections of trade receivables, partially offset by cash used for the repurchase of our common stock and to pay for acquisitions.

Cash, cash equivalents and marketable securities include $4.3 billion held by our foreign subsidiaries as of November 30, 2006. If our foreign subsidiaries were to distribute or transfer cash, cash equivalents and marketable securities to the United States in the form of dividends or otherwise, we may be subject to additional taxes.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 54 at November 30, 2006 compared with 55 days at May 31, 2006. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenue related to adjusting the carrying value for deferred support revenues acquired to its estimated fair value. The decline in days sales outstanding is due to a shift in the mix of total revenues, partially offset by the assumption of accounts receivables from acquired companies. Software license updates and product support revenues are generally billed one year in advance, while the revenues are recognized ratably over the annual contract period. Software license updates and product support revenues as a percent of total revenues increased, resulting in higher cash collections and lower days sales outstanding.

	Six Months Ended November 30,
(Dollars in millions)	2006	Change	2005
Cash provided by operating activities	$1,866	6%	$1,756
Cash used for investing activities	$(2,641)	220%	$(826)
Cash used for financing activities	$(1,248)	-34%	$(1,905)

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

Cash flows provided by operating activities increased in the first half of fiscal 2007 primarily due to higher net income before non-cash charges, increased collections of receivables, and lower tax payments, partially offset by cash payments to terminate leases associated with excess facilities assumed in the Siebel acquisition, higher interest payments related to our $5.75 billion senior notes and the settlement of a pre-acquisition lawsuit filed against PeopleSoft.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of marketable securities and acquisitions. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities increased in the first half of fiscal 2007 primarily due to greater purchases of marketable securities. In addition, the prior year corresponding period included our equity investment in i-flex and proceeds from the sale of property.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activity.

Cash used for financing activities decreased in the first half of fiscal 2007 primarily due to lower net borrowings and an increase in stock option exercise proceeds and related tax benefits, partially offset by higher repurchases. We intend to spend $2.0 billion in the second half of fiscal 2007 ($4.0 billion in fiscal 2007) to repurchase shares under our stock repurchase program.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2006	Change	2005
Cash provided by operating activities	$4,651	32%	$3,509
Capital expenditures (1)	$(256)	41%	$(182)

Free cash flow	$4,395	31%	$3,327

Net income	$3,702	29%	$2,878
Free cash flow as a percent of net income	119%		116%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first half of fiscal 2007 and 2006, $207 million and $158.1 million or approximately 10% and 9%, respectively, of our new software license revenues were financed through our financing division.

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

The following is a summary of our contractual obligations as of November 30, 2006:

	Year Ending May 31,
(Dollars in millions)	Total	2007	2008	2009	2010	2011	2012	Thereafter
Principal payments on short-term borrowings and long-term debt	$5,916	$164	$—	$1,500	$—	$2,251	$1	$2,000
Capital leases	5	3	2	—	—	—	—	—
Interest payments on short-term borrowings and long-term debt (1)	1,774	231	302	281	218	217	105	420
Operating leases (2)	1,260	155	265	227	181	131	108	193
Purchase obligations (3)	341	102	212	6	3	3	3	12
Funding commitments (4)	5	5	—	—	—	—	—	—

Total contractual obligations	$9,301	$660	$781	$2,014	$402	$2,602	$217	$2,625

(1)	Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of November 30, 2006 for variable rate borrowings and borrowings for which we have entered into interest-rate swap agreements.
(2)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $357 in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at November 30, 2006.
(3)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.
(4)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

On September 13, 2006, we published an announcement notifying the public shareholders of i-flex of our intention to make an open offer to purchase up to 20% of the outstanding equity of i-flex for 1,475 Indian rupees per share. On December 7, 2006, we increased the price of our open offer to 2,100 Indian rupees per share including interest and increased the number of shares that we may purchase up to approximately 35% of the outstanding equity of i-flex. If the open offer is fully subscribed, the aggregate consideration for the open offer would be approximately $1.3 billion and would increase our ownership interest in i-flex to approximately 90%. Pursuant to Indian laws, the open offer commenced on December 4, 2006 and is expected to close on December 23, 2006. The open offer is not conditioned upon any minimum level of acceptance by i-flex shareholders.

In December 2006, we acquired Stellent, Inc., a global provider of enterprise content management software solutions, and MetaSolv, Inc., a provider of service fulfillment operations support system solutions for the communications and media industries, for an aggregate of approximately $640 million in cash paid to acquire outstanding common stock and 5 million options assumed. The purchase price allocations for these acquisitions have not yet been completed.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund acquisitions and repurchase common stock with our internally available cash and investments, cash generated from operations, amounts available under our credit facilities, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution for each of the last three full fiscal years has been less than 2.0% and has averaged 1.4% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Many of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At November 30, 2006, 17% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historic practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.5% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions or to repay indebtedness. At November 30, 2006, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.9%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees.

Options granted from June 1, 2003 through November 30, 2006 are summarized as follows (shares in millions):

Options outstanding at May 31, 2003	455
Options granted	211
Options assumed	183
Options exercised	(263)
Forfeitures	(127)

Options outstanding at November 30, 2006	459

Average annualized options granted, net of forfeitures	76
Average annualized stock repurchases	124

Shares outstanding at November 30, 2006	5,178
Weighted-average shares outstanding from June 1, 2003 through November 30, 2006	5,183

Options outstanding as a percent of shares outstanding at November 30, 2006	8.9%

In the money options outstanding (based on our November 30, 2006 stock price) as a percent of shares outstanding at November 30, 2006	7.8%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2003 through November 30, 2006	1.5%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2003 through November 30, 2006	-0.9%

Our current policy with respect to annual stock option grants to key employees, including our executive officers (but excluding grants to newly hired employees and special grants to individual employees to address competitive circumstances) is that the option grants occur during the ten business-day period following the end of our “no trading” period (i.e. after the announcement of our earnings report) relating to our fiscal fourth quarter. We made our annual grant of options on July 6, 2006 and other grants during the first half of fiscal 2007 to purchase approximately 61 million shares. We also assumed options to purchase 4 million shares from our acquired companies. These grants were partially offset by forfeitures of 8 million shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk.  In the first quarter of fiscal 2007, we began designating newly acquired fixed income investments as available-for-sale. As a result of the available-for-sale designation, all securities purchased after May 31, 2006, are recorded on the balance sheet at fair market value. Securities purchased prior to that date will continue to be classified as held-to-maturity, until their actual maturity date, and recorded on the balance sheet at amortized cost.

The fair market value of these securities may fluctuate with changes in the overall level of interest rates. A substantial rise in interest rates could have a material adverse effect on the valuation of our investment portfolios. Decreasing interest rates could have an adverse effect on our interest income generated by the investment portfolios. A sensitivity analysis was preformed on the investment portfolio to determine the impact of 50 basis point and 100 basis point changes in interest rates during the next quarter. The interest rate increases resulted in estimated declines in fair market value of $4 million and $7 million respectively. If interest rates fell by those amounts, interest income for the quarter would decline by $10 million and $19 million respectively, assuming consistent investment levels.

For the six months ended November 30, 2006, total interest income was $158 million with investments yielding an average 3.79% on a worldwide basis. This interest rate level was up approximately 162 basis points from 2.17% for the six months ended November 30, 2005.

The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at November 30, 2006. The cash, cash equivalent and marketable securities balances approximate fair value at November 30, 2006:

(Dollars in millions)	Amortized Principal of Held-to-Maturity Securities	Market Value of Available-for-Sale Securities	Weighted Average Interest Rate
Cash and cash equivalents	$—	$4,684	3.71%
Marketable securities	175	2,966	4.31%

Total cash, cash equivalents and marketable securities	$175	$7,650	3.95%

The following table includes the United States dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at November 30, 2006
Japanese Yen	$701
Euro	467
Chinese Renminbi	309
British Pound	241
Canadian Dollar	185
Australian Dollar	153
South African Rand	120
Other currencies	1,206

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$3,382

Interest Expense Rate Risk.  Borrowings as of November 30, 2006 were $5.9 billion, consisting of $4.3 billion of fixed rate borrowings and $1.6 billion of variable rate borrowings. Interest expense for the six months ended November 30, 2006 was $166 million. Based on effective interest rates at November 30, 2006, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $8 million annually.

(Dollars in millions)	Borrowings	Effective Interest Rate
Floating rate senior notes due January 2009 (1)	$1,500	5.60%
6.91% senior notes due February 2007 and related interest rate swap (2)	150	7.75%

Total borrowings subject to variable interest rate fluctuations	$1,650

(1)	The 2009 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.23% per year.
(2)	We entered into an interest-rate swap agreement that has the economic effect of modifying the interest obligations associated with our 6.91% senior notes so that the interest payable on the senior notes effectively becomes variable based on the three month LIBOR set quarterly until maturity.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying condensed consolidated statements of operations were $2 million in the six months ended November 30, 2006 and 2005. The fair values of foreign currency forward contracts were not significant individually or in the aggregate.

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

At November 30, 2006, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was nominal as of November 30, 2006 and 2005. The Yen investment hedge has a notional amount of $575 million and an exchange rate of 115 Yen per United States dollar.

Net gains on investment hedges reported in stockholders’ equity were $19 million and $59.0 million in the six months ended November 30, 2006 and 2005, respectively. Net gains on investment hedges reported in non-operating income, net were $15 million and $11 million in the six months ended November 30, 2006 and 2005, respectively.

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

The material set forth in Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

In the second quarter of fiscal 2007, we sold an aggregate of 6,356 shares of our common stock to eligible employees of Oracle EMEA Limited, an indirect subsidiary of the Company, who are participants in the Oracle Ireland Approved Profit Sharing Scheme (the Ireland APSS) at an aggregate purchase price of approximately $115,000. We purchased the shares in the open market at the same price the shares were sold to the Ireland APSS participants and paid customary brokerage commissions of approximately $1,000 in connection with the purchase. There were no underwriting discounts or commissions in connection with the sale. The Ireland APSS permits an eligible employee to receive shares of common stock in a tax efficient manner as a portion of such employee’s bonus, as well as to contribute a portion of their base salary allowance towards the purchase of additional shares in certain circumstances. The securities are held in trust for the employees for a minimum of two years. The shares of common stock were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 903 of Regulation S under the Securities Act, to employees of Oracle EMEA Limited who are not “U.S. Persons” as that term is defined in Regulation S.

Stock Repurchase Programs

In 1992, our Board of Directors approved a program to repurchase shares of our common stock (1992 Program) to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the 1992 Program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. On January 31, 2006, we announced our plan to repurchase common stock equivalent to the amount of common stock issued in connection with the Siebel acquisition. Our Board approved a separate program (Siebel Program) to repurchase 140,720,666 shares of our common stock. In June 2006, we announced that we intend to repurchase $1.0 billion of our common stock each quarter in fiscal 2007 and such repurchases may occur through the use of Rule 10b5-1 trading plans. On July 10, 2006, the Board combined the 1992 Program with the Siebel Program and authorized a total of $4.0 billion in share repurchases (2007 Authorization). We repurchased 121.3 million shares for $2.0 billion during the six months ended November 30, 2006 (including 2.5 million shares for $48 million that were repurchased but not settled) and 24.1 million shares for $324 million during the six months ending November 30, 2005 under the applicable repurchase programs authorized.

At November 30, 2006, approximately $2.2 billion was available for share repurchases pursuant to our 2007 Authorization. The following table summarizes the stock repurchase activity for the three months ending November 30, 2006 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2006 – September 30, 2006	19.1	$16.75	19.1	$2,872.3
October 1, 2006 – October 31, 2006	18.6	18.55	18.6	2,527.8
November 1, 2006 – November 30, 2006	16.3	18.91	16.8	2,209.3

Total	54.5	$18.03	54.5

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 9, 2006.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2007 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

Director’s Name	Votes For (in millions)	Votes Withheld (in millions)
Jeffrey O. Henley	4,706	98
Lawrence J. Ellison	4,701	103
Donald L. Lucas	4,727	77
Michael J. Boskin	4,721	83
Jack F. Kemp	3,944	860
Jeffrey S. Berg	4,735	69
Safra A. Catz	4,601	203
Hector Garcia-Molina	4,739	66
H. Raymond Bingham	4,742	62
Charles E. Phillips, Jr.	4,707	97
Naomi O. Seligman	4,734	70

Proposal No. 2: The stockholders approved the adoption of the Company’s Fiscal Year 2007 Executive Bonus Plan with 4,160.6 million affirmative votes, 603.9 million negative votes, 39.6 million votes abstaining.

Proposal No. 3: The stockholders ratified the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2007 with 4,770.4 million affirmative votes, 8.8 million negative votes and 24.9 million votes abstaining.

Proposal No. 4: The stockholders approved the amendments to the Company’s Amended and Restated 1993 Directors’ Stock Plan with 2,730.5 million affirmative votes, 1,147.0 million negative votes, 32.4 million votes abstaining and 894.2 million broker non-votes.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
10.27	Offer letter dated January 31, 1997 to Sergio Giacoletto and employment agreement dated February 20, 1997

10.28 (1)	Description of the Fiscal Year 2007 Executive Bonus Plan

10.29 (1)	Amended and Restated 1993 Directors’ Stock Plan

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on October 12, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 21, 2006	By:	/S/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Exhibit Index

Exhibit Number	Exhibit Title
10.27	Offer letter dated January 31, 1997 to Sergio Giacoletto and employment agreement dated February 20, 1997

10.28 (1)	Description of the Fiscal Year 2007 Executive Bonus Plan

10.29 (1)	Amended and Restated 1993 Directors’ Stock Plan

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on October 12, 2006