Form 10-Q
period 2007-02-28
ORACLE CORP
filed 2007-03-27
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2007

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

The number of shares of registrant’s common stock outstanding as of March 23, 2007 was: 5,140,862,678.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2007 and May 31, 2006

(Unaudited)

(in millions, except per share data)	February 28, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,250	$6,659
Marketable securities	1,195	946
Trade receivables, net of allowances of $347 and $325	2,795	3,022
Other receivables	353	398
Deferred tax assets	785	714
Prepaid expenses and other current assets	286	235

Total current assets	10,664	11,974

Non-current assets:
Property, net	1,465	1,391
Intangible assets, net	4,731	4,528
Goodwill	11,917	9,809
Other assets	592	1,327

Total non-current assets	18,705	17,055

Total assets	$29,369	$29,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$3	$159
Accounts payable	273	268
Income taxes payable	765	810
Accrued compensation and related benefits	1,011	1,172
Accrued restructuring	142	412
Deferred revenues	2,948	2,830
Other current liabilities	1,188	1,279

Total current liabilities	6,330	6,930

Non-current liabilities:
Notes payable and long-term debt, net of current portion	5,736	5,735
Deferred tax liabilities	654	564
Accrued restructuring	249	273
Deferred revenues	87	114
Minority interests	266	202
Other long-term liabilities	256	199

Total non-current liabilities	7,248	7,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,136 shares at February 28, 2007 and 5,232 shares at May 31, 2006	10,004	9,246
Retained earnings	5,511	5,538
Deferred compensation	—	(30)
Accumulated other comprehensive income	276	258

Total stockholders’ equity	15,791	15,012

Total liabilities and stockholders’ equity	$29,369	$29,029

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2007 and 2006

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2007	2006	2007	2006
Revenues:
New software licenses	$1,390	$1,096	$3,401	$2,783
Software license updates and product support	2,108	1,703	6,056	4,764

Software revenues	3,498	2,799	9,457	7,547
Services	916	671	2,710	1,982

Total revenues	4,414	3,470	12,167	9,529

Operating expenses:
Sales and marketing	967	756	2,632	2,076
Software license updates and product support	210	178	613	514
Cost of services	820	612	2,419	1,757
Research and development	570	467	1,596	1,335
General and administrative	175	146	503	410
Amortization of intangible assets	222	148	623	398
Acquisition related	53	84	65	122
Restructuring	3	27	23	38

Total operating expenses	3,020	2,418	8,474	6,650

Operating income	1,394	1,052	3,693	2,879
Interest expense	(82)	(49)	(248)	(86)
Non-operating income, net	94	75	277	138

Income before provision for income taxes	1,406	1,078	3,722	2,931
Provision for income taxes	373	313	1,052	850

Net income	$1,033	$765	$2,670	$2,081

Earnings per share:
Basic	$0.20	$0.15	$0.51	$0.40

Diluted	$0.20	$0.14	$0.51	$0.40

Weighted-average common shares outstanding:
Basic	5,159	5,207	5,186	5,169

Diluted	5,257	5,304	5,284	5,262

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2007 and 2006

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2007	2006
Cash Flows From Operating Activities:
Net income	$2,670	$2,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184	160
Amortization of intangible assets	623	398
Deferred income taxes	(20)	(115)
Minority interests in income	52	27
Stock-based compensation	146	33
Tax benefits on the exercise of stock options	259	100
Excess tax benefits from stock-based compensation	(204)	—
In-process research and development	95	86
Net investment gains related to equity securities	(20)	(12)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	501	670
(Increase) decrease in prepaid expenses and other assets	(33)	135
Decrease in accounts payable and other liabilities	(817)	(382)
Decrease in income taxes payable	(110)	(301)
Decrease in deferred revenues	(21)	(18)

Net cash provided by operating activities	3,305	2,862

Cash Flows From Investing Activities:
Purchases of marketable securities	(4,681)	(1,473)
Proceeds from maturities and sale of marketable securities	4,653	3,083
Acquisitions, net of cash acquired	(2,290)	(3,932)
Purchases of equity and other investments	(5)	(609)
Capital expenditures	(183)	(161)
Proceeds from sale of property	2	140

Net cash used for investing activities	(2,504)	(2,952)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(2,933)	(324)
Proceeds from issuance of common stock	684	333
Proceeds from borrowings, net of financing costs	—	12,636
Payments of debt	(175)	(9,446)
Excess tax benefits from stock-based compensation	204	—
Distributions to minority interests	(46)	(39)

Net cash (used for) provided by financing activities	(2,266)	3,160

Effect of exchange rate changes on cash and cash equivalents	56	(43)

Net (decrease) increase in cash and cash equivalents	(1,409)	3,027
Cash and cash equivalents at beginning of period	6,659	3,894

Cash and cash equivalents at end of period	$5,250	$6,921

Non-cash financing transactions:
Fair value of options and stock issued in connection with acquisitions	$46	$2,058
Debt issued in connection with acquisitions	$13	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

1.	BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

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

Accounting for Uncertainty in Income Taxes:  In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt Interpretation 48 for our fiscal year ending May 31, 2008 and are currently evaluating the impact of the adoption of Interpretation 48 on our consolidated financial statements.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  In June 2006, the FASB reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements:  In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on our financial position, results of operations or cash flows.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating as to whether the adoption of Statement 157 will have an impact on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated financial statements.

3.	STOCK-BASED COMPENSATION

Adoption of Statement 123R

On June 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment, under the modified prospective method. Statement 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in our consolidated statements of operations based on their fair values. Under the modified prospective method, prior period financial statements are not restated.

Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and applied the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended. Under Opinion 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. However, we recorded stock-based compensation for the intrinsic value associated with unvested options assumed in connection with acquisitions. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock-based compensation expense for actual forfeitures in the periods they occurred.

In accordance with Statement 123R, we recognize stock-based compensation for grants issued or assumed after June 1, 2006 for awards that we expect to vest on a straight-line basis over the service period of the award, which is generally four years. In determining whether an award is expected to vest, we use an estimated forfeiture rate based upon our historical forfeiture rates. The estimated forfeiture rate is updated for actual forfeitures quarterly. The effect of forfeiture adjustments based on actual results was nominal for the three and nine month periods ended February 28, 2007. The unvested portion of awards granted prior to June 1, 2006 will continue to be recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

Stock-based compensation recognized in our condensed consolidated statements of operations is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2007	2006	2007	2006
Issued options	$38	$—	$119	$—
Assumed options from acquisitions	10	12	27	33

Stock-based compensation recorded in operating expenses	48	12	146	33
Estimated income tax benefit included in provision for income taxes	(16)	(2)	(49)	(9)

Stock-based compensation, net of estimated taxes	$32	$10	$97	$24

If we had continued to account for stock-based compensation in accordance with Opinion 25, for the three months and nine months ended February 28, 2007, income before provision for income taxes would have been $42 million and $126 million higher, respectively, and net income would have been $28 million and $85 million higher, respectively, than the amounts we recognized in accordance with Statement 123R. Basic and diluted earnings per share for the three and nine months ended February 28, 2007 would have been $0.01 and $0.02 higher, respectively, if we had continued to account for stock-based compensation under Opinion 25.

The following table presents the effect on reported net income and earnings per share if we had accounted for our stock options under the fair value method of accounting for the three and nine months ended February 28, 2006:

(in millions, except for per share data)	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Net income, as reported	$765	$2,081
Add: Stock-based employee compensation expense included in net income, net of related tax effects	10	24
Deduct: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(41)	(114)

Pro forma net income	$734	$1,991

Earnings per share:
Basic—as reported	$0.15	$0.40
Basic—pro forma	$0.14	$0.39
Diluted—as reported	$0.14	$0.40
Diluted—pro forma	$0.14	$0.38

Stock Option Plans

We adopted the 2000 Long-Term Equity Incentive Plan (2000 Plan), as amended, which replaced the 1991 Long-Term Equity Incentive Plan, in order to provide non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors, independent consultants and advisers. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board of Directors (generally ratably over four years) and generally expire ten years from the date of grant. To

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock units or long-term performance awards under this plan. We also have a separate stock option plan for our non-employee directors as well as plans assumed from acquisitions. Options assumed from acquisitions generally retain all of the rights, terms and conditions of the respective plans under which the options were originally granted. We do not grant additional options under assumed plans. At February 28, 2007, we had outstanding options to purchase approximately 443 million shares of common stock and approximately 351 million shares of common stock were available for future awards.

The following table summarizes stock options activity for the nine months ending February 28, 2007:

	Options Outstanding		Options Exercisable
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance, June 1, 2006	473	$13.25	341	$13.91
Granted	57	14.66
Assumed in connection with acquisitions	9	12.85
Exercised	(82)	8.04
Canceled	(14)	26.13

Balance, February 28, 2007	443	$13.54	307	$13.79

Options outstanding that have vested and that are expected to vest as of February 28, 2007 are as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of February 28, 2007 (in millions)	Aggregate Intrinsic Value (1) (in millions)
Vested	307	$13.79	3.7	247	$1,786
Expected to vest (2)	115	12.87	8.2	113	404

Total	422	$13.54	4.9	360	$2,190

(1)	The aggregate intrinsic value was calculated based on the difference between our closing stock price on February 28, 2007 of $16.43 and the exercise prices for all in-the-money options outstanding.
(2)

The unrecognized compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of February 28, 2007 was approximately $304 million and is expected to be recognized over a weighted average period of 1.3 years. Approximately 21 million shares outstanding as of February 28, 2007 are not expected to vest.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

Valuation of Options Granted

We estimate the fair value of our options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. The fair value of employee and director stock options granted, including options assumed from acquisitions, were estimated at the date of grant (or date of acquisition for acquired options assumed) using weighted-average assumptions as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Expected life (in years)	4.4	5.0	5.0	5.3
Risk-free interest rate	4.7%	4.6%	5.1%	3.9%
Volatility	28%	27%	27%	27%
Dividend yield	—	—	—	—
Weighted-average fair value of grants	$5.70	$3.18	$4.97	$3.88

The expected life is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate is based on United States Treasury instruments and volatility is calculated based on implied volatility. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

Tax Benefits from Option Exercises

We settle employee stock option exercises primarily with newly issued common shares and, occasionally, with treasury shares. Total cash received as a result of option exercises was approximately $662 million and $300 million for the nine months ended February 28, 2007 and February 28, 2006, respectively. The intrinsic value of options exercised for the nine months ended February 28, 2007 and February 28, 2006 was $757 million and $318 million, respectively. In connection with these exercises, the tax benefits realized by us for the nine months ended February 28, 2007 and February 28, 2006 were $259 million and $100 million, respectively. The adoption of Statement 123R required us to change our cash flow classification of certain tax benefits received from stock option exercises beginning June 1, 2006. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $204 million as cash flows from financing activities rather than cash flows from operating activities for the nine months ended February 28, 2007. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of our Statement 123R adoption date, which also affects the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities, we adopted the alternative transition method as prescribed under FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

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

Preferential Allotment and Open Offer

On September 14, 2006, i-flex issued approximately 4.45 million shares of common stock at a purchase price of 1,307.5 Indian rupees per share (Preferential Allotment). We purchased the Preferential Allotment for approximately $126 million and increased our ownership to approximately 55%. i-flex used the proceeds from the Preferential Allotment to fund the acquisition of Mantas, Inc., a financial services application software company, in October 2006.

As required by Indian law, following the preferential allotment, we published an announcement on September 13, 2006 notifying the public shareholders of i-flex of our intention to make an open offer to purchase up to 20% of the outstanding equity of i-flex for 1,475 Indian rupees per share. On December 7, 2006, we increased the price of our open offer to 2,100 Indian rupees per share including interest, and increased the number of incremental shares that we were willing to purchase to 35%. Approximately 23 million shares were tendered in the open offer. On January 6, 2007, we accepted all shares tendered in the offer for approximately $1.1 billion and we increased our ownership in i-flex to approximately 83%. Our cumulative investment in i-flex as of February 28, 2007 was approximately $2.1 billion, which consisted of $2,039 million of cash paid for common stock and $30 million in transaction costs and other expenses.

Our cumulative investment in i-flex has been allocated to i-flex’s net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition of the interests. The minority interest in the net assets of i-flex has been recorded at historical book values. The excess of the cumulative purchase price over our interest in the net tangible and identifiable intangible assets was recorded as goodwill. Our preliminary allocation of the cumulative purchase price including the minority interest in the net assets of i-flex is as follows:

(in millions)
Cash and marketable securities	$145
Trade receivables	141
Goodwill	1,559
Intangible assets	285
Other assets	125
Accounts payable and other liabilities	(52)
Deferred tax liabilities, net	(93)
Deferred revenues	(25)
In-process research and development	46
Minority interests	(62)

Total purchase price	$2,069

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

Siebel Systems, Inc.

On January 31, 2006, we completed our acquisition of Siebel Systems, Inc. pursuant to our Merger Agreement dated September 12, 2005. We acquired Siebel to expand our presence in the customer relationship management (CRM) applications software market.

The total purchase price for Siebel was $6.1 billion which consisted of $4,073 million in cash paid to acquire the outstanding common stock of Siebel, $1,763 million for the value of our common stock issued in exchange for Siebel outstanding common stock, $245 million for the fair value of Siebel options assumed and restricted stock awards exchanged and $50 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $2,528 million in goodwill, $1,564 million of identifiable intangible assets, $1,976 million of net tangible assets and $64 million of in-process research and development.

Other Acquisitions

During the nine months ended February 28, 2007, we acquired several software companies and purchased certain technology for approximately $1.3 billion, which included cash paid of $1,199 million, transaction costs of $15 million, fair value of options assumed of $46 million and debt issued for $13 million (which was repaid in the third quarter of fiscal 2007). We recorded approximately $564 million of goodwill, $517 million of identifiable intangible assets, $143 million of net tangible assets and $49 million of in-process research and development in connection with these acquisitions during the first nine months of fiscal 2007. The preliminary allocations of the purchase prices for these acquisitions were based upon preliminary valuations and our estimates and assumptions are subject to change. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes, and residual goodwill. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

During fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $682 million, which included cash paid of $648 million and the fair value of options assumed of $34 million. We recorded approximately $496 million of goodwill, $173 million of identifiable intangible assets and $14 million of in-process research and development and nominal net liabilities in connection with these acquisitions during fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle and Siebel, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Pro forma financial information for our other acquisitions have not been presented, as the effects were not material to our historical consolidated financial statements either individually or in aggregate. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and the $5.75 billion aggregate principal amount of senior notes issued in January 2006 had taken place at the beginning of each of the periods presented. The pro forma financial information also includes the business combination accounting effect on historical Siebel support revenues, the charge for in-process research and development, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, Oracle restructuring costs, adjustments to interest expense and related tax effects.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

The unaudited pro forma financial information combines the historical results of Oracle for the three and nine months ended February 28, 2006 and, due to differences in our reporting periods, the historical results of Siebel for the two and eight months ended December 31, 2005.

(in millions, except per share data)	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Total revenues	$3,753	$10,353
Net income	$746	$1,840
Basic net income per share	$0.14	$0.35
Diluted net income per share	$0.14	$0.34

5.	ACQUISITION RELATED CHARGES

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2007	2006	2007	2006
In-process research and development	$45	$74	$95	$86
Transitional employee related costs	7	2	17	12
Stock-based compensation	—	4	1	9
Professional fees	1	4	4	15
PeopleSoft pre-acquisition legal contingency accrual	—	—	(52)	—

Total acquisition related charges	$53	$84	$65	$122

For the nine months ended February 28, 2007, acquisition related charges included a benefit related to the settlement of a lawsuit filed against PeopleSoft, Inc. on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with the PeopleSoft acquisition. On October 10, 2006, we agreed to pay the U.S. government $98.5 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency should be included as an element of net income in the period of settlement, versus an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in the third quarter of our fiscal year 2006, the favorable difference of $51.5 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statement of operations for the nine months ended February 28, 2007.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

6.	NON-OPERATING INCOME, NET

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable securities and other investments as well as the minority interests share in the net profits of i-flex and Oracle Japan.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2007	2006	2007	2006
Interest income	$67	$50	$225	$99
Foreign currency gains	22	16	38	29
Net investment gains related to equity securities	1	8	20	12
Minority interests	(20)	(9)	(52)	(27)
Other	24	10	46	25

Total non-operating income, net	$94	$75	$277	$138

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is not deductible for tax purposes, by operating segment for the nine months ended February 28, 2007, were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other (1)	Total
Balance as of May 31, 2006	$2,214	$6,741	$854	$—	$9,809
Goodwill acquired	681	274	605	564	2,124
Goodwill adjustments (2)	1	(19)	2	—	(16)

Balance as of February 28, 2007	$2,896	$6,996	$1,461	$564	$11,917

(1)

Represents preliminary goodwill associated with certain fiscal year 2007 acquisitions, which will be allocated upon the finalization of our intangible asset valuations before the end of our fiscal year 2007.

(2)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition and adjustments to deferred taxes.

The changes in intangible assets for the nine months ended February 28, 2007 and the net book value of intangible assets at February 28, 2007 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted Average Useful Life
(in millions)	May 31, 2006	Additions	Feb 28, 2007	May 31, 2006	Expense	Feb 28, 2007	May 31, 2006	Feb 28, 2007
Software support agreements and related relationships	$2,949	$201	$3,150	$(329)	$(233)	$(562)	$2,620	$2,588	10 years
Developed technology	1,336	466	1,802	(333)	(247)	(580)	1,003	1,222	5 years
Core technology	594	73	667	(121)	(95)	(216)	473	451	5 years
Customer relationships	375	42	417	(41)	(30)	(71)	334	346	10 years
Trademarks	117	44	161	(19)	(18)	(37)	98	124	7 years

Total	$5,371	$826	$6,197	$(843)	$(623)	$(1,466)	$4,528	$4,731

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

The total amortization expense related to intangible assets was $222 million and $623 million for the three and nine months ended February 28, 2007, respectively, and $148 million and $398 million for the three and nine months ended February 28, 2006, respectively. As of February 28, 2007, estimated future amortization expense related to intangible assets is $225 million for the remainder of fiscal 2007, $888 million in fiscal 2008, $880 million in fiscal 2009, $756 million in fiscal 2010, $536 million in fiscal 2011, $419 million in fiscal 2012 and $1,027 million thereafter.

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2007	May 31, 2006
Software license updates and product support	$2,576	$2,501
Services	268	246
New software licenses	104	83

Deferred revenues, current	2,948	2,830
Deferred revenues, non-current	87	114

Total deferred revenues	$3,035	$2,944

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in the fiscal quarter ending in May of each year due to the peak in sales surrounding our fiscal year-end. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that cannot be segmented from consulting services. Deferred revenues, non-current are comprised primarily of deferred software license updates and product support revenues to be delivered beyond the next 12 months.

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $158 million and $305 million, which would have been otherwise recorded by the acquired entities, for the nine months ended February 28, 2007 and 2006, respectively.

9.	INCOME TAXES

The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

foreign operations. The effective tax rate was 26.5% and 28.3% for the three and nine months ended February 28, 2007, respectively, and 29.0% for the three and nine months ended February 28, 2006.

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

Fiscal 2006 Restructuring Plans

During the third quarter of our fiscal year 2006, management approved and initiated plans to restructure certain operations of Oracle and pre-merger Siebel to eliminate redundant costs resulting from the acquisition of Siebel and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management.

The total estimated severance costs associated with the Fiscal 2006 Oracle Restructuring Plan are $96 million, all of which have been incurred to date. Any changes to the estimates of executing the Fiscal 2006 Oracle Restructuring Plan will be reflected in our future results of operations.

The total estimated restructuring costs associated with exiting activities of Siebel are $577 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Siebel restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as operating expenses.

Fiscal 2005 Restructuring Plans

During the third quarter of our fiscal year 2005, management approved and initiated plans to restructure the operations of Oracle, PeopleSoft, and Retek Inc. We have completed our planned legal-entity mergers, information system conversions and integration of PeopleSoft’s and Retek’s operations as well as all Oracle restructuring activities. Total estimated restructuring costs associated with the Fiscal 2005 Oracle Restructuring Plan are $158 million. Total estimated restructuring costs associated with exiting activities of PeopleSoft and Retek are $401 million, consisting primarily of employee severance costs as well as excess facilities obligations through fiscal 2013 and other restructuring costs.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

Summary of All Plans

	Accrued May 31, 2006	Nine Months Ended February 28, 2007				Accrued Feb 28, 2007 (5)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs	Adj. to Cost (3)	Cash Payments	Other (4)
Fiscal 2006 Oracle Restructuring Plan
New software licenses	$25	$3	$—	$(22)	$(1)	$5	$36	$36
Software license updates and product support	1	—	—	—	—	1	2	2
Services, principally consulting	8	5	—	(11)	—	2	18	18
Other (1)	8	15	—	(10)	—	13	40	40

Total Fiscal 2006 Oracle Restructuring	$42	$23	$—	$(43)	$(1)	$21	$96	$96

Fiscal 2005 Oracle Restructuring Plan
New software licenses	$3	$—	$—	$(2)	$—	$1	$37	$37
Software license updates and product support	—	—	—	—	—	—	6	6
Services, principally consulting	2	—	—	(1)	—	1	28	28
Other (1)	2	—	—	(2)	—	—	66	66

Total severance	7	—	—	(5)	—	2	137	137

Total facilities (2)	18	—	—	—	—	18	21	21

Total Fiscal 2005 Oracle Restructuring	$25	$—	$—	$(5)	$—	$20	$158	$158

Siebel Restructuring Plan
Severance	$37	$—	$(5)	$(23)	$1	$10	$66	$66
Facilities	446	—	(12)	(193)	2	243	472	472
Contracts and other	26	—	4	(19)	—	11	39	39

Total Siebel Restructuring	$509	$—	$(13)	$(235)	$3	$264	$577	$577

PeopleSoft and Retek Restructuring Plan
Severance	$3	$—	$(2)	$(1)	$—	$—	$193	$193
Facilities	95	—	—	(21)	2	76	157	157
Contracts and other	11	—	—	(1)	—	10	51	51

Total PeopleSoft and Retek Restructuring	$109	$—	$(2)	$(23)	$2	$86	$401	$401

Total All Restructuring Plans	$685	$23	$(15)	$(306)	$4	$391

(1)	Other includes costs associated with research and development, general and administrative and marketing functions.
(2)	Allocation of facility costs to operating lines of businesses and other functions was approximately $5 and $16, respectively.
(3)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition.
(4)	Represents foreign currency translation adjustments.
(5)

Accrued restructuring at February 28, 2007 and May 31, 2006 was $391 and $685, respectively. The balances include $142 and $412 recorded in accrued restructuring, current and $249 and $273 recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets at February 28, 2007 and May 31, 2006, respectively.

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

February 28, 2007

(Unaudited)

In June 2006, we announced that we intend to repurchase $1.0 billion of our common stock each quarter in fiscal 2007 and such repurchases may occur through the use of Rule 10b5-1 trading plans. On July 10, 2006, the Board combined the 1992 Program with the Siebel Program and authorized a total of $4.0 billion in share repurchases (2007 Authorization).

We repurchased 179 million shares for $3.0 billion during the nine months ended February 28, 2007 (including 3 million shares for $51 million that were repurchased but not settled) and 24 million shares for $324 million during the nine months ended February 28, 2006 under the applicable repurchase programs authorized. At February 28, 2007, approximately $1.2 billion was available for share repurchases pursuant to our 2007 Authorization.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2007	2006	2007	2006
Net income	$1,033	$765	$2,670	$2,081

Weighted-average common shares outstanding	5,159	5,207	5,186	5,169
Dilutive effect of employee stock plans	98	97	98	93

Diluted weighted-average common shares outstanding	5,257	5,304	5,284	5,262

Basic earnings per share	$0.20	$0.15	$0.51	$0.40
Diluted earnings per share	$0.20	$0.14	$0.51	$0.40
Shares subject to anti-dilutive options excluded from calculation (1)	63	149	77	122

(1)	These weighted shares relate to anti-dilutive stock options and could be dilutive in the future.

13.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on equity securities as well as equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2007	2006	2007	2006
Net income	$1,033	$765	$2,670	$2,081
Net foreign currency translation gain (loss)	(9)	27	(7)	(67)
Unrealized gain (loss) on debt and equity securities, net	(1)	6	—	15
Equity hedge gain (loss), net	13	(8)	25	28

Comprehensive income	$1,036	$790	$2,688	$2,057

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

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

The new software license line of business is engaged in the licensing of our database and middleware as well as our applications software products. Database and middleware software includes database management software, application server software, analytics, development tools and collaboration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2007	2006	2007	2006
New software licenses:
Revenues (1)	$1,388	$1,095	$3,394	$2,777
Sales and distribution expenses	826	622	2,222	1,699

Margin (2)	$562	$473	$1,172	$1,078
Software license updates and product support:
Revenues (1)	$2,143	$1,767	$6,214	$5,069
Cost of services	196	164	573	481

Margin (2)	$1947	$1,603	$5,641	$4,588
Total software business:
Revenues (1)	$3,531	$2,862	$9,608	$7,846
Expenses	1,022	786	2,795	2,180

Margin (2)	$2,509	$2,076	$6,813	$5,666
Consulting:
Revenues (1)	$690	$500	$2,037	$1,485
Cost of services	587	434	1,724	1,271

Margin (2)	$103	$66	$313	$214
On Demand:
Revenues (1)	$142	$96	$407	$267
Cost of services	135	96	400	246

Margin (2)	$7	$—	$7	$21
Education:
Revenues (1)	$86	$76	$273	$236
Cost of services	64	56	192	165

Margin (2)	$22	$20	$81	$71
Total services business:
Revenues (1)	$918	$672	$2,717	$1,988
Cost of services	786	586	2,316	1,682

Margin (2)	$132	$86	$401	$306
Totals:
Revenues (1)	$4,449	$3,534	$12,325	$9,834
Expenses	1,808	1,372	5,111	3,862

Margin (2)	$2,641	$2,162	$7,214	$5,972

(1)

Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include revenues that we did not recognize in the accompanying condensed consolidated statements of operations in the amount of $35 and $64 for the three months, and $158 and $305 for the nine months ended February 28, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)

The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs or stock-based compensation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2007	2006	2007	2006
Total revenues for reportable segments	$4,449	$3,534	$12,325	$9,834
Software license updates and product support revenues (1)	(35)	(64)	(158)	(305)

Total revenues	$4,414	$3,470	$12,167	$9,529

Total margin for reportable segments	$2,641	$2,162	$7,214	$5,972
Software license updates and product support revenues (1)	(35)	(64)	(158)	(305)
Product development and information technology expenses	(620)	(538)	(1,759)	(1,550)
Marketing and partner program expenses	(96)	(110)	(295)	(315)
Corporate and general and administrative expenses	(157)	(120)	(428)	(326)
Amortization of intangible assets	(222)	(148)	(623)	(398)
Acquisition related	(53)	(84)	(65)	(122)
Restructuring	(3)	(27)	(23)	(38)
Stock-based compensation	(48)	(8)	(145)	(24)
Interest expense	(82)	(49)	(248)	(86)
Non-operating income, net	81	64	252	123

Income before provision for income taxes	$1,406	$1,078	$3,722	$2,931

(1)

Software license updates and product support revenues for management reporting include revenues that we did not recognize in the accompanying condensed consolidated statements of operations in the amount of $35 and $64 for the three months ended February 28, 2007 and 2006, respectively and $158 and $305 for the nine months ended February 28, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

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

The maximum potential penalty under the CAP, by version, as of February 28, 2007 was as follows:

	Dates Offered to Customers (1)		Maximum Potential Penalty (in millions)
CAP Version	Start Date	End Date
Version 1	June 2003	September 12, 2003	$76
Version 2	September 12, 2003	September 30, 2003	121
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,154
Version 5	June 16, 2004	December 28, 2004	745
Version 6	October 12, 2004	December 28, 2004	1,064

			$3,200

(1)

Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

(Unaudited)

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of February 28, 2007 was $3.2 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

16.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. Currently, the parties are conducting discovery. The court has set a trial date of November 26, 2007. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Siebel Securities Class Action

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of stockholders of Siebel, filed a complaint in the United States District Court for the Northern District of California against Siebel and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen’s Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. The consolidated complaint also raised claims regarding Siebel’s business performance in 2002. In October 2004, Siebel filed a motion to dismiss, which was granted on January 28, 2005 with leave to amend. Plaintiffs filed an amended complaint on March 1, 2005. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. Siebel filed a motion to dismiss the amended complaint on April 27, 2005, and on December 28, 2005, the Court dismissed the case with prejudice. On January 17, 2006, plaintiffs filed a notice of appeal, and on September 18, 2006, plaintiffs filed their opening appellate brief. Defendants’ responsive brief was filed on December 15, 2006. Plaintiffs filed their reply brief on January 16, 2007. The court has not yet set a date for oral argument on this appeal. We believe that we have meritorious defenses against this action, and we will continue vigorously to defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2007

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

Other Litigation

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

17.	TENDER OFFER FOR HYPERION SOLUTIONS CORPORATION

On February 28, 2007, we entered into an Agreement and Plan of Merger to acquire Hyperion Solutions Corporation, a provider of performance management software solutions, for $52 per share, or approximately $3.3 billion. The acquisition will be conducted by means of a tender offer for all of the outstanding shares of Hyperion, followed by a merger of Hyperion with our merger subsidiary that will result in Hyperion becoming a wholly-owned subsidiary of Oracle.

The commencement and closing of the tender offer as well as the completion of the merger is subject to customary closing conditions, including, among others, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of any other antitrust or merger control approvals. In addition, our acceptance of the tendered shares is subject to our ownership, following such acceptance, of at least a majority of all then outstanding shares of Hyperion common stock.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2006 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2007, which runs from June 1, 2006 to May 31, 2007.

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

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software revenues on a trailing 4-quarter period provides more visibility into the underlying fundamental performance of our software revenues than analysis of quarterly revenues. New software license revenues represent 32% of our total revenues on a trailing 4-quarter basis. Our new software license margins have been affected by the amortization of intangible assets associated with companies we have acquired.

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

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $35 million and $64 million in the three months and $158 million and $305 million in the nine months ended February 28, 2007 and 2006, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education revenues. Our services business, which represents 21% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased primarily due to consulting services provided by i-flex as well as an increase in application implementations created by higher sales of new software applications over the past year. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new license growth rates have generally increased over the last several quarters.

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

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow our software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. Despite these trends, we expect education revenues to increase in fiscal year 2007, primarily due to an increase in customer training on the use of our acquired application products.

Operating Margins

We continually focus on improving our operating margins by providing our customers with superior products and services as well as improving our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. As a part of this effort, we continually evaluate our workforce and make adjustments where we deem appropriate. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift towards globalization is crucial to maintaining a long-term competitive cost structure.

Acquisitions

An active acquisition program is an important element of our corporate strategy. We have paid an aggregate of approximately $22 billion for acquisitions since December 2004, including Siebel, a provider of customer relationship management software; PeopleSoft, a provider of enterprise applications software products; i-flex, a provider of software solutions and services to the financial services industry; and others. We have completed all of our planned legal-entity combinations, information system conversions and integration related to our acquisitions, except for certain acquisitions completed during the second and third quarters of fiscal year 2007, which we expect to finalize in the next three months.

On February 28, 2007, we agreed to purchase Hyperion Solutions Corporation through a cash tender offer at a price of $52 per share for approximately $3.3 billion. We expect that the Hyperion acquisition will close in the fourth quarter of our fiscal year 2007, subject to customary closing conditions.

We believe our recent acquisitions support our long-term strategic direction, strengthen our competitive position, particularly in the applications market, expand our customer base and provide greater scale to increase our investment in research and development to accelerate innovation, increase stockholder value and grow our earnings. We expect to continue to acquire companies, products, services and technologies. See Notes 4 and 17 of our Notes to Condensed Consolidated Financial Statements for additional information related to our recent and pending acquisitions.

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

As a result, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $35 million and $64 million in the three months and $158 million and $305 million in the nine months ended February 28, 2007 and 2006, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenues historically and in future periods related to these assumed contracts.

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

PeopleSoft Customer Assurance Program

As discussed in Note 15 of Notes to Condensed Consolidated Financial Statements, in June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports contractually to burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period, which typically expires four years from the date of the contract. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represent a contingent liability of Oracle. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. The maximum potential penalty under the CAP as of February 28, 2007 was $3.2 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. While no assurance can be given as to the ultimate outcome of potential litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. If we determine in the future that a payment pursuant to the CAP is probable, the estimated liability would be recorded in our operating results in the period in which such liability is determined.

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

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our new software license revenues are recognized in this manner.

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

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affect the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

For arrangements with multiple elements, we allocate revenues to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multiple element arrangements could differ significantly from our historical results.

We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenues.

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we provide for a sales return allowance in accordance with FASB Statement No. 48, Revenue Recognition when Right of Return Exists. If acceptance provisions are long-term in nature or are not included as standard terms of an arrangement or if we cannot reasonably estimate the incidence of returns, revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of non-acceptance is remote, we then recognize revenues once all of the criteria described above have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have licensed our software to these same companies (Concurrent Transaction). Software license agreements that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any software license transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

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

We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of our publicly traded stock options in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee groups by job classification. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

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

The accounting guidance under Statement 123R is relatively new and several interpretations have been released since the pronouncement has been issued. Additional interpretations may be released and the application of these principles may be subject to further refinement over time. In addition, to the extent we change the terms of our employee stock-based compensation programs, refine different assumptions in future periods such as forfeiture rates that differ from our estimates and implement the change in our expense attribution method from accelerated to straight-line, which we elected when adopting Statement 123R, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

Results of Operations

The fluctuations in operating results of Oracle in the third quarter and first nine months of fiscal 2007 compared with the same periods in fiscal 2006 are affected by acquisitions, principally our acquisition of Siebel on January 31, 2006 and the consolidation of i-flex beginning June 1, 2006.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2007 compared to the third quarter and first nine months of fiscal 2006, we quantify the contribution of our acquired products to growth in new software license revenues, the amount of revenues associated with software license updates and product support as well as On Demand services, and present supplemental disclosure related to acquisition accounting where applicable. Although certain revenues were quantifiable, we are unable to identify consulting and education services revenues related to Siebel in the third quarter and first nine months of fiscal 2007 or allocate costs associated with the Siebel products and services because the substantial majority of former Siebel sales and services personnel were fully integrated into our existing operations. We have also quantified the significant revenues and expenses of i-flex. We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

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

•	The acquisition of Siebel did not result in our entry into a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•

Although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this quarterly report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2006, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2007 and February 28, 2006, our financial statements would reflect revenues of $1.32 million for the first nine months of fiscal 2007 (using 1.32 as the exchange rate) and $1.19 million during the first nine months of fiscal 2006 (using 1.19 as the exchange rate). The constant currency presentation would translate the results for the nine months ended February 28, 2007 and 2006 using the May 31, 2006 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
Total Revenues by Geography:
Americas	$2,315	25%	25%	$1,848	$6,441	27%	27%	$5,057
EMEA (1)	1,484	27%	17%	1,164	4,046	29%	21%	3,136
Asia Pacific	615	34%	32%	458	1,680	26%	24%	1,336

Total revenues	4,414	27%	23%	3,470	12,167	28%	24%	9,529
Total Operating Expenses	3,020	25%	22%	2,418	8,474	27%	25%	6,650

Total Operating Margin	$1,394	32%	27%	$1,052	$3,693	28%	23%	$2,879

Total Operating Margin %	32%			30%	30%			30%

% Revenues by Geography:
Americas	52%			53%	53%			53%
EMEA	34%			34%	33%			33%
Asia Pacific	14%			13%	14%			14%
Total Revenues by Business:
Software	$3,498	25%	21%	$2,799	$9,457	25%	22%	$7,547
Services	916	36%	32%	671	2,710	37%	33%	1,982

Total revenues	$4,414	27%	23%	$3,470	$12,167	28%	24%	$9,529

% Revenues by Business:
Software	79%			81%	78%			79%
Services	21%			19%	22%			21%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Total revenues were positively affected by foreign currency fluctuations of 4 percentage points due to the weakening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, the increase in revenues is primarily due to increased demand for our products and services offerings and incremental revenues from acquisitions. Excluding the effect of currency rate fluctuations, new software licenses contributed 31% to the growth in total revenues, software license updates and product support revenues contributed 43% and services revenues contributed 26%. Excluding the effect of currency rate fluctuations, the Americas contributed 56% to the increase in total revenues, EMEA contributed 26% and Asia Pacific contributed 18%. The Americas, specifically the United States, contributed a larger percentage to total revenues than the other regions primarily due to the relative geographical mix of revenues from our acquired companies.

Operating expenses were negatively affected by 3 percentage points as a result of foreign currency rate fluctuations. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher salary and employee benefits associated with increased headcount levels, as well as higher commissions and travel and entertainment expenses associated with both increased revenues and headcount levels. In addition, operating expenses also increased due to higher amortization costs of intangible assets and stock-based compensation expenses related to the adoption of Statement 123R. Operating margins as a percentage of total revenues increased in the third quarter of fiscal 2007 as revenues grew at a faster rate than expenses. In addition, operating margins as a percentage of total revenues were positively affected as a result of foreign currency rate fluctuations.

International operations will continue to provide a significant portion of our total revenues. As a result, total revenues and expenses will be affected by changes in the relative strength of the United States dollar against certain major international currencies.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Total revenues were positively affected by foreign currency rate fluctuations of 4 percentage points. Excluding the effects of currency rate fluctuations, new software license revenues contributed 23% to the growth in total revenues, software license updates and product support revenues contributed 49% and services contributed 28%. Excluding the effect of currency rate fluctuations, the Americas contributed 57% to the increase in total revenues, EMEA contributed 29% and Asia Pacific contributed 14%.

Operating expenses were negatively affected by foreign currency rate fluctuations of 2 percentage points. The increase in operating expenses in the first nine months of fiscal 2007 is primarily attributed to the same reasons noted above, partially offset by a decrease in acquisition related costs related to a benefit associated with the settlement of a legal contingency matter assumed in the acquisition of PeopleSoft. Operating margins as a percentage of total revenues remained flat as positive margin effects from foreign currency rate fluctuations offset expense increases, which grew at a faster rate than revenues, in constant currency.

Supplemental Disclosure Related to Acquisition Accounting and Stock-Based Compensation

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Results of Operations” for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

The results of operations include the following business combination accounting entries and expenses related to acquisitions as well as other significant expenses including stock-based compensation:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2007	2006	2007	2006
Support deferred revenue (1)	$35	$64	$158	$305
Amortization of intangible assets (2)	222	148	623	398
Acquisition related charges (3) (5)	53	84	65	122
Restructuring (4)	3	27	23	38
Stock-based compensation (5)	48	8	145	24
Income tax effect (6)	(93)	(96)	(287)	(257)

	$268	$235	$727	$630

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by acquired businesses as independent entities, in the amount of $35 million and $64 million in the three months and $158 million and $305 million in the nine months ended February 28, 2007 and 2006, respectively. Estimated software license updates and product support revenues related to support contracts assumed that will not be recognized due to the application of business combination accounting rules in future periods are as follows (in millions):

Remainder of Fiscal 2007	$22
Fiscal 2008	13

Total	$35

To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)

Represents the amortization of intangible assets acquired in connection with acquisitions, primarily PeopleSoft and Siebel. Estimated future amortization expense related to intangible assets is as follows (in millions):

Remainder of Fiscal 2007	$225
Fiscal 2008	888
Fiscal 2009	880
Fiscal 2010	756
Fiscal 2011	536
Fiscal 2012	419
Thereafter	1,027

Total	$4,731

(3)

Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-based compensation expenses and personnel related costs for transitional employees. For the nine months ended February 28, 2007, acquisition related charges also included a $51.5 million benefit related to the settlement of a pre-acquisition lawsuit filed against PeopleSoft on behalf of the U.S. government.

(4)	Restructuring costs relate to Oracle employee severance and facility closures in connection with restructuring plans initiated in the third quarter of fiscal 2006 and 2005.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Sales and marketing	$9	$2	$27	$5
Software license updates and product support	3	1	8	2
Cost of services	3	2	11	6
Research and development	21	3	63	11
General and administrative	12	—	36	—

Subtotal	48	8	145	24
Acquisition related charges	—	4	1	9

Total	$48	$12	$146	$33

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

We adopted Statement 123R on June 1, 2006 under the modified prospective method. Statement 123R requires us to record non-cash operating expenses associated with stock option awards at their estimated fair values. Prior to our Statement 123R adoption, we were required to record stock-based compensation expenses at intrinsic values. Accordingly, prior to our adoption of Statement 123R, substantially all of our stock based compensation expense related to options assumed from acquisitions. In accordance with the modified prospective method, our financial statements for prior periods have not been restated to reflect, and do not include, the changes in methodology to expense options at fair values in accordance with Statement 123R. As of February 28, 2007, the unrecognized compensation expense related to stock options expected to vest was approximately $304 million and is expected to be recognized over a weighted average period of 1.3 years. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding our adoption of Statement 123R.

(6)

The income tax effect on purchase accounting adjustments and other significant expenses including stock-based compensation was calculated based on our effective tax rate of 26.5% and 29.0% in the third quarter of fiscal 2007 and 2006, respectively, and 28.3% and 29.0% in the first nine months of fiscal 2007 and 2006, respectively.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
New Software License Revenues:
Americas	$639	31%	31%	$487	$1,532	22%	21%	$1,259
EMEA	488	18%	9%	413	1,193	22%	14%	975
Asia Pacific	263	34%	32%	196	676	23%	21%	549

Total revenues	1,390	27%	23%	1,096	3,401	22%	19%	2,783

Expenses:
Sales and marketing (1)	958	27%	23%	754	2,605	26%	22%	2,071
Stock-based compensation	9	268%	268%	2	27	387%	387%	5
Amortization of intangible assets (2)	87	62%	62%	54	244	75%	75%	139

Total expenses	1,054	30%	27%	810	2,876	30%	27%	2,215

Total Margin	$336	17%	13%	$286	$525	-7%	-12%	$568

Total Margin %	24%			26%	15%			20%

% Revenues by Geography:
Americas	46%			44%	45%			45%
EMEA	35%			38%	35%			35%
Asia Pacific	19%			18%	20%			20%

Revenues by Product:
Database and middleware	$959	17%	13%	$819	$2,383	14%	10%	$2,097
Applications	423	57%	52%	269	990	50%	46%	662

Total revenues by product	1,382	27%	23%	1,088	3,373	22%	19%	2,759
Other revenues	8	18%	17%	8	28	16%	15%	24

Total new software license revenues	$1,390	27%	23%	$1,096	$3,401	22%	19%	$2,783

% Revenues by Product:
Database and middleware	69%			75%	71%			76%
Applications	31%			25%	29%			24%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Excluding the effect of currency rate fluctuations, new software license revenues increased 23% with strong revenue growth across all major product lines and geographies. Applications revenues contributed 56% to the increase in new software license revenues in the third quarter of fiscal 2007, while database and middleware revenues contributed 44%. The Americas contributed 59%, EMEA contributed 16% and Asia Pacific contributed 25% to the increase in new software license revenues.

We believe that the trailing 4-quarter growth rates more accurately reflect the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported new software license revenues growth rates and are not predictive of our future quarterly or annual growth rates. Total new software license revenues on a trailing 4-quarter basis grew 26% in reported dollars and 24% excluding the effect of currency rate fluctuations.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 13% in the third quarter of fiscal 2007 and 13% over the trailing 4-quarters as a result of a gain in market share, increased demand for our database and middleware products as well as incremental revenues from acquired companies. Siebel products contributed incremental revenues of $12 million and recently acquired products contributed $8 million to the total database and middleware revenue growth in the third quarter of fiscal 2007.

On a constant currency basis, applications revenues increased 52% in the third quarter of fiscal 2007 and 59% over the trailing 4-quarters as a result of a gain in market share resulting from a strengthening of our competitive position in the applications market due to improved product features and functionality and incremental revenues from acquired companies. Siebel products contributed incremental revenues of $40 million and recently acquired products contributed $34 million to the total applications revenue growth in the third quarter of fiscal 2007.

New software license revenues earned from transactions over $0.5 million increased from 39% of new software license revenues in the third quarter of fiscal 2006 to 41% in the third quarter of fiscal 2007. New software license revenues earned from transactions over $0.5 million increased by 34% in the third quarter of fiscal 2007.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the third quarter of fiscal 2007 primarily due to higher personnel related expenses associated with increased headcount, as well as higher commissions expenses associated with both increased revenues and headcount levels. Total new software license margin as a percentage of revenues declined as expenses, including amortization costs of intangible assets, grew at a faster rate than revenues.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  New software license revenues were favorably affected by foreign currency rate fluctuations of 3 percentage points. Excluding the effect of currency rate fluctuations, the Americas contributed 51%, EMEA contributed 27% and Asia Pacific contributed 22% to the increase in new software license revenues.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 10% and contributed 42% to the growth in new software license revenues in the first nine months of fiscal 2007. Siebel products contributed incremental revenues of $48 million and recently acquired products contributed $8 million to the total database and middleware revenue growth in the first nine months of fiscal 2007.

Excluding the effect of currency rate fluctuations, applications revenues grew 46% and contributed 58% to the growth in new software license revenues. Siebel products contributed incremental revenues of $130 million and recently acquired products contributed $61 million to the total applications revenue growth in the first nine months of fiscal 2007.

New software license revenues earned from transactions over $0.5 million increased from 37% in the first nine months of fiscal 2006 to 39% of new software license revenues in the first nine months of fiscal 2007. New software license revenues earned from transactions over $0.5 million increased by 28% in the first nine months of fiscal 2007.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the first nine months of fiscal 2007 due to the same reasons noted above. New software license margins decreased primarily due to increased personnel related costs and higher amortization of intangible assets.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006
Software License Updates and Product Support Revenues:
Americas	$1,192	21%	21%	$989	$3,430	26%	26%	$2,718
EMEA	671	30%	19%	516	1,923	31%	23%	1,467
Asia Pacific	245	24%	22%	198	703	22%	21%	579

Total revenues	2,108	24%	20%	1,703	6,056	27%	24%	4,764
Expenses:
Software license updates and product support (1)	207	16%	12%	177	605	18%	15%	512
Stock-based compensation	3	343%	343%	1	8	286%	286%	2
Amortization of intangible assets (2)	118	31%	31%	90	340	39%	39%	244

Total expenses	328	22%	19%	268	953	26%	24%	758

Total Margin	$1,780	24%	20%	$1,435	$5,103	27%	24%	$4,006

Total Margin %	85%			84%	84%			84%

% Revenues by Geography:
Americas	57%			58%	57%			57%
EMEA	32%			30%	32%			31%
Asia Pacific	11%			12%	11%			12%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of the addition of software license updates and product support revenues associated with new software license revenues recognized over the trailing 4-quarters, the renewal of substantially all of the subscription base eligible for renewal in the current year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 58%, EMEA contributed 30% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

Software license updates and product support revenues in the third quarter of fiscal 2007 include incremental revenues of $117 million from Siebel and $23 million from recently acquired companies. The increase in Siebel software license update and product support revenues is primarily due to a full quarter of software license and product support revenues in the third quarter of fiscal 2007 compared to only one month of revenues in the third quarter of fiscal 2006, as well as higher revenues recognized upon the renewal of contracts assumed from the Siebel acquisition, as described below.

As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $35 million and $64 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the third quarter of fiscal 2007 and 2006, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of the contracts over the support periods, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased in the third quarter of fiscal year 2007 primarily due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher amortization of intangible assets. Total software license updates and product support margin as a percentage of revenues increased slightly as revenues grew at a faster rate than expenses.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  The growth in software license updates and product support revenues for the first nine months of fiscal 2007 is attributed to the same reasons noted above. Software license updates and product support revenues in the first nine months of fiscal 2007 include incremental revenues of $310 million from Siebel and $48 million from recently acquired companies. Excluding the effect of currency rate fluctuations, the Americas contributed 60%, EMEA contributed 30% and Asia Pacific contributed 10% to the increase in software license updates and product support revenues. Software license updates and product support revenues related to support contracts in the amount of $158 million and $305 million that would have been otherwise recorded by Siebel and other acquired companies as independent entities, were not recognized in the first nine months of fiscal 2007 and 2006, respectively.

The increase in software license updates and product support expenses for the first nine months of fiscal 2007 is attributed to the same reasons noted above. Total software license updates and product support margin as a percentage of revenues remained flat.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006
Consulting Revenues:
Americas	$369	32%	32%	$279	$1,126	37%	37%	$819
EMEA	250	38%	27%	181	715	34%	25%	533
Asia Pacific	75	82%	76%	41	210	54%	51%	137

Total revenues	694	38%	34%	501	2,051	38%	34%	1,489
Expenses:
Cost of services (1)	611	35%	29%	453	1,795	35%	31%	1,324
Stock-based compensation	2	49%	49%	2	6	22%	22%	6
Amortization of intangible assets (2)	12	978%	970%	1	21	609%	606%	3

Total expenses	625	37%	32%	456	1,822	37%	33%	1,333

Total Margin	$69	53%	50%	$45	$229	47%	42%	$156

Total Margin %	10%			9%	11%			10%

% Revenues by Geography:
Americas	53%			56%	55%			55%
EMEA	36%			36%	35%			36%
Asia Pacific	11%			8%	10%			9%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Excluding the effect of currency rate fluctuations, consulting revenues increased in the third quarter of fiscal 2007 primarily due to an increase in application product implementations and billable hours as well as $93 million of revenues from i-flex. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 30% and Asia Pacific contributed 18% to the increase in consulting revenues.

Excluding the effect of currency rate fluctuations, consulting expenses increased during our third quarter of fiscal 2007 due to higher personnel related expenses attributed to higher headcount levels. Consulting expenses include $73 million of incremental expenses from i-flex during our third quarter of fiscal 2007. Total consulting margin as a percentage of revenues increased during our third quarter of fiscal 2007 primarily due to higher margins contributed from i-flex.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Excluding the effect of currency rate fluctuations, the growth rates for consulting revenues, expenses and margin were due to the same reasons as noted above. Consulting revenues and expenses include $249 million and $196 million, respectively, from i-flex. The Americas contributed 59%, EMEA contributed 27% and Asia Pacific contributed 14% to the increase in consulting revenues.

On Demand:  On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database and middleware as well as our applications software. Advanced Customer Services consists of configuration and performance analysis, personalized support and on-site technical services. The cost of providing On Demand services consists primarily of personnel related expenditures and hardware and facilities costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
On Demand Revenues:
Americas	$80	38%	38%	$58	$236	53%	53%	$155
EMEA	44	61%	47%	27	123	55%	45%	79
Asia Pacific	18	65%	60%	11	47	42%	38%	32

Total revenues	142	48%	43%	96	406	52%	49%	266

Expenses:
Cost of services (1)	139	41%	37%	99	413	63%	59%	254
Stock-based compensation	1	100%	100%	—	3	100%	100%	—
Amortization of intangible assets (2)	3	100%	100%	—	10	100%	100%	—

Total expenses	143	46%	38%	99	426	68%	60%	254

Total Margin	$(1)	-27%	-21%	$(3)	$(20)	-270%	-265%	$12

Total Margin %	-2%			-3%	-5%			5%

% Revenues by Geography:
Americas	56%			60%	58%			58%
EMEA	31%			29%	30%			30%
Asia Pacific	13%			11%	12%			12%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Excluding the effect of currency rate fluctuations, On Demand revenues increased in the third quarter of fiscal 2007 due to the expansion of our subscription base in On Demand services, resulting primarily from the acquisition of Siebel, as well as higher

Advanced Customer Services revenue. On Demand revenues include $24 million of incremental revenues from Siebel. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 32% and Asia Pacific contributed 16% to the increase in On Demand revenues.

Excluding the effect of currency rate fluctuations, On Demand expenses increased during our third quarter of fiscal 2007 due to higher personnel related expenditures as a result of additional personnel acquired from Siebel, as well as higher computer and technology related costs to support the expansion of our customer base. Total On Demand margin as a percentage of revenues improved slightly during our third quarter of fiscal 2007 due to improvement in Advanced Customer Services revenues and margins, partially offset by lower margins associated with the Siebel On Demand offering.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Excluding the effect of currency rate fluctuations, On Demand revenues and expenses increased during the first nine months of fiscal 2007 due to the same reasons as noted above. On Demand revenues include $81 million of incremental revenues from Siebel. The Americas contributed 62%, EMEA contributed 28% and Asia Pacific contributed 10% to the increase in On Demand revenues. Total On Demand margin as a percentage of revenues decreased during the first nine months of fiscal 2007 due to lower margins associated with the Siebel On Demand offering as well as additional expenditures incurred to support planned future growth.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware as well as applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
Education Revenues:
Americas	$35	0%	0%	$35	$117	10%	10%	$106
EMEA	31	14%	5%	27	92	12%	5%	82
Asia Pacific	14	17%	14%	12	44	16%	14%	39

Total revenues	80	8%	4%	74	253	12%	9%	227

Expenses:
Cost of services (1)	67	16%	10%	58	200	16%	13%	173
Stock-based compensation	—	0%	0%	—	2	100%	100%	—

Total expenses	67	17%	11%	58	202	17%	14%	173

Total Margin	$13	-23%	-20%	$16	$51	-4%	-7%	$54

Total Margin %	16%			21%	20%			24%

% Revenues by Geography:
Americas	44%			47%	46%			47%
EMEA	39%			37%	36%			36%
Asia Pacific	17%			16%	18%			17%

(1)	Excluding stock-based compensation

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Excluding the effect of currency rate fluctuations, education revenues increased, primarily due to an increase in customer training on the use of our applications products. The revenue growth rate was negatively affected by customers limiting their spending, particularly in the Americas, in the third quarter of fiscal 2007. The Americas contributed 3%, EMEA contributed 42% and Asia Pacific contributed 55% to the increase in education revenues.

Excluding the effects of currency rate fluctuations, education expenses increased due to incremental headcount and associated personnel related expenditures as well as higher third party contractor and royalty fees associated with increased revenues. Total education margin as a percentage of revenues decreased in the third quarter of fiscal 2007 as expenses grew at a higher rate than revenues.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Excluding the effect of currency rate fluctuations, education revenues increased for the first nine months of fiscal 2007 primarily due to incremental revenues from Siebel as well as an increase in customer training on the use of our applications products. The Americas contributed 51%, EMEA contributed 21% and Asia Pacific contributed 28% to the increase in education revenues.

Excluding the effect of currency rate fluctuations, the increase in education expenses and decrease in education margin as a percentage of revenues for the first nine months of fiscal 2007 was due to the same reasons as noted above.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and Development:
Research and development (1)	$549	18%	16%	$464	$1,533	16%	14%	$1,324
Stock-based compensation	21	626%	626%	3	63	510%	510%	11
Amortization of intangible assets (2)	2	-31%	-31%	4	8	-28%	-28%	12

Total expenses	$572	22%	21%	$471	$1,604	19%	18%	$1,347

% of Total Revenues	13%			14%	13%			14%

(1)	Excluding stock-based compensation
(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Excluding the effect of currency rate fluctuations, research and development expenses increased due to higher personnel related expenses associated with higher headcount levels, increased stock-based compensation expenses due to the adoption of Statement 123R and increased external contractor expenses. Research and development headcount increased by approximately 2,400 in the third quarter of fiscal 2007 from the prior year corresponding period, which represented a 4% increase in the database and middleware divisions and a 26% increase in the applications division. The increase in database and middleware headcount was primarily due to hiring of resources outside the United States, while the increase in applications headcount was primarily due to i-flex and other resources acquired from acquisitions.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Excluding the effect of currency rate fluctuations, research and development expenses increased primarily due to the same reasons noted above.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
General and Administrative:
General and administrative (1)	$163	12%	9%	$146	$467	14%	12%	$410
Stock-based compensation	12	100%	100%	—	36	100%	100%	—

Total expenses	$175	20%	17%	$146	$503	23%	20%	$410

% of Total Revenues	4%			4%	4%			4%

(1)	Excluding stock-based compensation

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased as a result of higher personnel related costs associated with increased headcount levels, additional costs associated with our acquisition of i-flex and the recognition of stock-based compensation expenses due to the adoption of Statement 123R.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased as a result of higher personnel related costs associated with increased headcount levels, additional costs associated with our acquisition of i-flex, the recognition of stock-based compensation expenses due to the adoption of Statement 123R and higher legal fees.

Amortization of Intangible Assets:

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
Software support agreements and related relationships	$81	33%	33%	$61	$233	39%	39%	$168
Developed technology	91	72%	72%	53	247	78%	78%	139
Core technology	33	43%	43%	23	95	56%	56%	61
Customer contracts	11	38%	38%	8	30	43%	43%	21
Trademarks	6	100%	100%	3	18	100%	100%	9

Total amortization of intangible assets	$222	50%	50%	$148	$623	57%	57%	$398

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Amortization of intangible assets increased due to amortization of acquired intangibles from i-flex and other recent acquisitions as well as a full quarter of amortization related to the Siebel acquisition compared to only one month of amortization in the prior year corresponding period.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Amortization of intangible assets increased due to amortization of acquired intangibles from Siebel, i-flex and other recent acquisitions.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
In-process research and development	$45	-39%	-39%	$74	$95	10%	10%	$86
Transitional employee related costs	7	250%	250%	2	17	42%	42%	12
Stock-based compensation	—	-100%	-100%	4	1	-89%	-89%	9
Professional fees	1	-75%	-75%	4	4	-73%	-73%	15
PeopleSoft pre-acquisition legal contingency accrual	—	0%	0%	—	(52)	-100%	-100%	—

Total acquisition related charges	$53	-37%	-37%	$84	$65	-47%	-47%	$122

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Acquisition related charges decreased primarily due to lower in-process research and development charges resulting primarily from our acquisition of Siebel in the third quarter of fiscal 2006, partially offset by higher transitional employee related expenses.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  For the nine months ended February 28, 2007, acquisition related charges included a benefit related to the settlement of a lawsuit filed against PeopleSoft on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with the PeopleSoft acquisition. On October 10, 2006, we agreed to pay the U.S. government $98.5 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency should be included as an element of net income in the period of settlement, versus an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in our third quarter of fiscal 2006, the favorable difference of $51.5 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statement of operations for the nine month period ended February 28, 2007. Excluding this benefit, acquisition related charges decreased slightly during the first nine months of fiscal 2007 due to lower third party professional fees and stock-based compensation charges, partially offset by higher in-process research and development charges.

Restructuring:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006
Restructuring	$3	-87%	-88%	$27	$23	-38%	-39%	$38

Restructuring expenses decreased in the third quarter and first nine months of fiscal 2007 due to higher employee terminations and related severance costs incurred with the Oracle restructuring plan initiated in the third quarter of fiscal 2006. For additional information regarding the Oracle restructuring plans, as well as restructuring activities of our acquired companies, please see Note 10 of our Notes to Condensed Consolidated Financial Statements.

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006
Interest expense	$82	66%	66%	$49	$248	187%	187%	$86

Interest expense increased in the third quarter and first nine months of fiscal 2007 due to higher average borrowings related to the $5.75 billion aggregate principal amount of senior notes issued in January 2006.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, net investment gains related to marketable securities and other investments as well as the minority interests’ share in the net profits of i-flex and Oracle Japan.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006
Interest income	$67	35%	34%	$50	$225	128%	125%	$99
Foreign currency gains	22	35%	39%	16	38	31%	33%	29
Net investment gains related to equity securities	1	-84%	-84%	8	20	60%	61%	12
Minority interest	(20)	109%	106%	(9)	(52)	95%	94%	(27)
Other	24	124%	119%	10	46	83%	72%	25

Total non-operating income, net	$94	26%	26%	$75	$277	100%	97%	$138

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006:  Non-operating income, net increased primarily due to higher interest income attributable to an increase in interest rates as well as higher foreign currency gains, partially offset by higher minority interest expenses.

First Nine Months Fiscal 2007 Compared to First Nine Months Fiscal 2006:  Non-operating income, net increased primarily due to higher interest income attributable to higher average cash balances and an increase in interest rates, increased gains on sales of equity securities and higher foreign currency gains, partially offset by higher minority interest expenses.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
	2007	Percent Change		2006	2007	Percent Change		2006
(Dollars in millions)		Actual	Constant			Actual	Constant
Provision for income taxes	$373	19%	19%	$313	$1,052	24%	24%	$850

Effective tax rate	26.5%			29.0%	28.3%			29.0%

The provision for income taxes increased in both the third quarter and first nine months of fiscal 2007 primarily due to higher earnings before tax, partially offset by a lower effective tax rate. Our effective tax rate for the fiscal third quarter was lower than the prior year corresponding period primarily due to additional research and development tax credits pursuant to the extension of such credits in the Tax Relief and Health Care Act signed into law in December 2006. Our effective tax rate for the first nine months of fiscal 2007 was slightly lower than the prior year corresponding period primarily due to additional research tax credits as well as agreements reached with foreign tax authorities on certain tax positions. Our lower effective tax rate in the third quarter of fiscal 2007 was lower than the rate in the second quarter of fiscal 2007 primarily due to additional research and development tax credits. Our effective tax rate for fiscal 2007 decreased from 29.3% in the second quarter of fiscal 2007 to 28.3% in the third quarter of fiscal 2007.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2007	Change	May 31, 2006
Working capital	$4,334	-14%	$5,044
Cash, cash equivalents and marketable securities	$6,445	-15%	$7,605

Working capital:  The decrease in working capital in the first nine months of fiscal 2007 is primarily due to net cash used to fund our acquisitions, stock repurchases and debt repayments, partially offset by cash flows from operations and proceeds from stock option exercises.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and United States government agency notes.

Cash, cash equivalents and marketable securities include $4.4 billion held by our foreign subsidiaries as of February 28, 2007. If our foreign subsidiaries were to distribute or transfer cash, cash equivalents and marketable securities to the United States in the form of dividends or otherwise, we may be subject to additional taxes.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 57 days at February 28, 2007 compared with 55 days at May 31, 2006. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenues related to adjusting the carrying value for deferred support revenues acquired to its estimated fair value. The increase in days sales outstanding from May 2006 to February 2007 is related to higher days sales outstanding from acquired companies.

	Nine Months Ended February 28,
(Dollars in millions)	2007	Change	2006
Cash provided by operating activities	$3,305	15%	$2,862
Cash used for investing activities	$(2,504)	-15%	$(2,952)
Cash (used for) provided by financing activities	$(2,266)	-172%	$3,160

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received by the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and facilities.

Cash flows provided by operating activities increased in the first nine months of fiscal 2007 primarily due to higher net income before non-cash charges and lower tax payments, partially offset by cash payments to terminate leases associated with excess facilities assumed in the Siebel acquisition, higher interest payments related to our $5.75 billion senior notes and the settlement of a pre-acquisition lawsuit filed against PeopleSoft.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities decreased in the first nine months of fiscal 2007 due to less cash spent on acquisitions in comparison to the corresponding period of fiscal 2006 (primarily our acquisition of Siebel in our third quarter of fiscal 2006). In addition, cash used for investing activities in the first nine months of fiscal 2006 was partially offset by cash inflows from sales and maturities of marketable securities.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activity.

Net cash used for financing activities in the first nine months of fiscal 2007 primarily relates to an increase in stock repurchases over the prior year corresponding period, partially offset by higher proceeds from stock option exercises and related tax benefits. At February 28, 2007 we had approximately $1.2 billion available for share repurchases pursuant to a program authorized by our Board of Directors and we intend to continue to make repurchases pursuant to this program. Net cash provided by financing activities in the first nine months of fiscal 2006 primarily relates to proceeds from our $5.75 billion aggregate principal amount of senior notes issued in January 2006 to finance the Siebel acquisition.

Free cash flow:  To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flows generated from operations. We believe free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2007	Change	2006
Cash provided by operating activities	$4,984	29%	$3,857
Capital expenditures (1)	$(258)	30%	$(199)

Free cash flow	$4,726	29%	$3,658

Net income	$3,970	28%	$3,103
Free cash flow as a percent of net income	119%		118%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell such contracts on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first nine months of fiscal 2007 and 2006, $402 million and $253 million or approximately 12% and 9%, respectively, of our new software license revenues were financed through our financing division.

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

The following is a summary of our contractual obligations as of February 28, 2007:

	Year Ending May 31,
(Dollars in millions)	Total	2007	2008	2009	2010	2011	2012	Thereafter
Principal payments on short-term borrowings and long-term debt	$5,750	$—	$—	$1,500	$—	$2,250	$—	$2,000
Capital leases	4	3	1	—	—	—	—	—
Interest payments on short-term borrowings and long-term debt (1)	1,770	226	302	281	218	218	105	420
Operating leases (2)	1,350	87	295	256	199	144	116	253
Purchase obligations (3)	332	102	205	5	3	3	3	11
Funding commitments (4)	3	3	—	—	—	—	—	—

Total contractual obligations	$9,209	$421	$803	$2,042	$420	$2,615	$224	$2,684

(1)	Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of February 28, 2007 for variable rate borrowings.
(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $337 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at February 28, 2007.

(3)

Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

On February 28, 2007, we agreed to purchase Hyperion Solutions Corporation through a cash tender offer at a price of $52 per share for approximately $3.3 billion. We expect that the Hyperion acquisition will close in the fourth quarter of our fiscal year 2007, subject to customary closing conditions. We intend to finance this acquisition through a combination of our internally available cash, our cash generated from operations and our available debt capacity.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund acquisitions, including the Hyperion acquisition, and repurchase common stock with our internally available cash and investments, cash generated from operations, amounts available under our credit facilities, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution for each of the last three full fiscal years has been less than 2.0% and has averaged 1.4% per year. The potential dilution percentage is calculated as the new option grants for the year, net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At February 28, 2007, 14% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 1.4% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions or to repay indebtedness. At February 28, 2007, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.6%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees.

Options granted from June 1, 2003 through February 28, 2007 are summarized as follows (shares in millions):

Options outstanding at May 31, 2003	455
Options granted	211
Options assumed	188
Options exercised	(278)
Forfeitures	(133)

Options outstanding at February 28, 2007	443

Average annualized options granted, net of forfeitures	71
Average annualized stock repurchases	149

Shares outstanding at February 28, 2007	5,136
Weighted-average shares outstanding from June 1, 2003 through February 28, 2007	5,178

Options outstanding as a percent of shares outstanding at February 28, 2007	8.6%

In the money options outstanding (based on our February 28, 2007 stock price) as a percent of shares outstanding at February 28, 2007	7.4%

Average annualized options granted, net of forfeitures and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2003 through February 28, 2007	1.4%

Average annualized options granted, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2003 through February 28, 2007	-1.5%

Our current policy with respect to annual stock option grants to key employees, including our executive officers (but excluding grants to newly hired employees and special grants to individual employees to address competitive circumstances) is that the option grants occur during the ten business-day period following the end of our “no trading” period (i.e. after the announcement of our earnings report) relating to our fiscal fourth quarter. We made our annual grant of options on July 6, 2006. The annual grant together with other grants during the first nine months of fiscal 2007 were for a total of approximately 57 million shares. We also assumed options to purchase 9 million shares from our acquired companies. These grants were partially offset by forfeitures of 14 million shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk.  In the first quarter of fiscal 2007, we began designating newly acquired fixed income investments as available-for-sale. As a result of the available-for-sale designation, all securities purchased after May 31, 2006, are recorded on the balance sheet at fair market value. As of February 28, 2007, all fixed income investments outstanding were purchased after May 31, 2006, and therefore, were recorded at fair market value.

The fair market value of these securities may fluctuate with changes in the overall level of interest rates. A substantial rise in interest rates could have a material adverse effect on the valuation of our investment portfolios. Decreasing interest rates could have an adverse effect on our interest income generated by the investment portfolios. A sensitivity analysis was performed on the investment portfolio to determine the impact of 50 basis point and 100 basis point changes in interest rates during the next quarter. The interest rate increases resulted in estimated declines in fair market value of $1 million and $2 million respectively. If interest rates fell by those amounts, interest income for the quarter would decline by $8 million and $16 million respectively, assuming consistent investment levels.

For the nine months ended February 28, 2007, total interest income was $225 million with investments yielding an average 3.99% on a worldwide basis. This interest rate level was up approximately 127 basis points from 2.72% for the nine months ended February 28, 2006.

The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at February 28, 2007. The cash, cash equivalent and marketable securities balances approximate fair value at February 28, 2007:

(Dollars in millions)	Market Value of Available-for-Sale Securities	Weighted Average Interest Rate
Cash and cash equivalents	$5,250	4.51%
Marketable securities	1,195	3.62%

Total cash, cash equivalents and marketable securities	$6,445	4.35%

The following table includes the United States dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

(in millions)	Amortized Principal Amount at February 28, 2007
Japanese Yen	$642
Euro	637
Chinese Renminbi	332
British Pound	202
Canadian Dollar	120
Australian Dollar	169
South African Rand	105
Other currencies	1,167

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$3,374

Interest Expense Rate Risk.  Borrowings as of February 28, 2007 were $5.7 billion, consisting of $4.2 billion of fixed rate borrowings and $1.5 billion of variable rate borrowings. Our $1.5 billion floating rate senior notes carry interest at a floating rate equal to three-month LIBOR plus 0.23% per year (effective interest rate of 5.59% as of February 28, 2007). Interest expense for the nine months ended February 28, 2007 was $248 million. Based on effective interest rates at February 28, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $8 million annually.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in non-operating income, net in the accompanying condensed consolidated statements of operations were $16 million and $11 million in the nine months ended February 28, 2007 and 2006, respectively. The fair values of foreign currency forward contracts were not significant individually or in the aggregate.

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

At February 28, 2007, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of our majority owned subsidiary, Oracle Japan. The fair value of our Yen investment hedge was nominal as of February 28, 2007 and 2006. The Yen investment hedge has a notional amount of $554 million and an exchange rate of 119 Yen per United States dollar.

Net gains on investment hedges reported in stockholders’ equity were $39 million and $45 million in the nine months ended February 28, 2007 and 2006, respectively. Net gains on investment hedges reported in non-operating income, net were $21 million and $17 million in the nine months ended February 28, 2007 and 2006, respectively.

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

The information set forth in Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Programs

In 1992, our Board of Directors approved a program to repurchase shares of our common stock (1992 Program) to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the 1992 Program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. On January 31, 2006, we announced our plan to repurchase common stock equivalent to the amount of common stock issued in connection with the Siebel acquisition. Our Board approved a separate program (Siebel Program) to repurchase 140,720,666 shares of our common stock. In June 2006, we announced that we intend to repurchase $1.0 billion of our common stock each quarter in fiscal 2007 and such repurchases may occur through the use of Rule 10b5-1 trading plans. On July 10, 2006, the Board combined the 1992 Program with the Siebel Program and authorized a total of $4.0 billion in share repurchases (2007 Authorization). We repurchased 179 million shares for $3.0 billion during the nine months ended February 28, 2007 (including 3 million shares for $51 million that were repurchased but not settled) and 24 million shares for $324 million during the nine months ending February 28, 2006 under the applicable repurchase programs authorized.

At February 28, 2007, approximately $1.2 billion was available for share repurchases pursuant to our 2007 Authorization. The following table summarizes the stock repurchase activity for the three months ending February 28, 2007 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2006 – December 31, 2006	18.4	$17.74	18.4	$1,883.2
January 1, 2007 – January 31, 2007	20.4	17.39	20.4	1,529.0
February 1, 2007 – February 28, 2007	18.9	16.89	18.9	1,208.8

Total	57.7	$17.34	57.7

Item 5.	Other Information

Corporate Governance and Management—Amendments to the Registrant’s Code of Ethics

On March 27, 2007, our Board of Directors, upon the recommendation of our Nomination and Governance Committee of the Board, approved amendments to our Conflict of Interest Policy for Senior Officers and Directors (Conflict of Interest Policy) and our Corporate Governance Guidelines (Governance Guidelines) to focus the Conflict of Interest Policy solely on Senior Officers and to address conflicts of interest expectations for outside directors in the Governance Guidelines, which set forth other policies applicable to our directors. The amendments to the Conflict of Interest Policy also rename the policy the Supplemental Conflict of Interest Policy for Senior Officers, revise the definition of related party to better align with recent regulatory changes, update the threshold levels for certain investments, exclude investments over which a senior officer has no influence, remove the requirement that a senior officer give notice prior to commencing service on the board of a non-profit entity, and clarify the procedures associated with the submission and review of annual statements and declarations required under the policy. The Conflict of Interest Policy supplements the provisions of the Oracle Code of Ethics and Business Conduct applicable to all Oracle employees (Code of Ethics). The amendments to the Governance Guidelines enhance the pre-existing language regarding conflicts of interests for outside directors, remove time frame requirements for any stockholder to submit a candidate for the Nomination and Governance Committee’s consideration and reflect our use of a presiding director at executive sessions of the Board.

The amended versions of the Conflict of Interest Policy and the Governance Guidelines are attached to this report as Exhibit 14.01 and Exhibit 14.02, respectively and are incorporated by reference herein. The Conflict of Interest Policy, the Governance Guidelines and our Code of Ethics also are available on our website at www.oracle.com/investor by selecting Corporate Governance.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
2.01 (1)	Agreement and Plan of Merger, dated February 28, 2007, among Oracle Corporation, Hyperion Solutions Corporation and Hotrod Acquisition Corporation

2.02 (1)	Form of Tender and Support Agreement, dated February 28, 2007, among Oracle Corporation, Hotrod Acquisition Corporation and the individuals listed on the signature page thereto

14.01	Supplemental Conflict of Interest Policy for Senior Officers

14.02	Corporate Governance Guidelines

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on March 6, 2007

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 27, 2007	By:	/S/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Exhibit Index

Exhibit Number	Exhibit Title
2.01 (1)	Agreement and Plan of Merger, dated February 28, 2007, among Oracle Corporation, Hyperion Solutions Corporation and Hotrod Acquisition Corporation

2.02 (1)	Form of Tender and Support Agreement, dated February 28, 2007, among Oracle Corporation, Hotrod Acquisition Corporation and the individuals listed on the signature page thereto

14.01	Supplemental Conflict of Interest Policy for Senior Officers

14.02	Corporate Governance Guidelines

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on March 6, 2007