Form 10-K
period 2007-05-31
ORACLE CORP
filed 2007-06-29
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
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

(650) 506-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $74,136,594,087 based on the number of shares held by non-affiliates of the registrant as of May 31, 2007, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on November 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 25, 2007: 5,113,035,975

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on November 2, 2007.

ORACLE CORPORATION

FISCAL YEAR 2007
FORM 10-K

ANNUAL REPORT

Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2008 fiscal year, which runs from June 1, 2007 to May 31, 2008.

PART I

Item 1.	Business

General

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations. We also provide support for the Linux open source operating system through our Oracle Unbreakable Linux Support program, which provides our customers with our industry-leading global support programs for Linux.

Our goal is to offer customers scalable, reliable, secure and integrated software systems that provide transactional efficiencies, adapt to an organization’s unique needs and allow better ways to access and manage information at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets. In fiscal 2007, we focused on strengthening our competitive position and enhancing our existing portfolio of products and services as well as acquiring and integrating businesses.

An active acquisition program is an important element of our corporate strategy. In the last three fiscal years, we have invested over $25 billion, in the aggregate, to acquire a number of companies, products, services and technologies, including the acquisition of PeopleSoft, Inc., Siebel Systems, Inc. and Hyperion Solutions Corporation. Typically, the significant majority of our integration activities related to an acquisition are substantially complete in the United States within three to six months after the closing of the acquisition. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base and provides greater scale to accelerate innovation, grow our earnings and increase stockholder value. We expect to continue to acquire companies, products, services and technologies.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Software and Services

We are organized into two businesses, software and services, which are further divided into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education. Our software and services businesses represented 79% and 21% of our total revenues, respectively, in fiscal 2007 and 80% and 20% of our total revenues, respectively, in both fiscal 2006 and fiscal 2005. See Note 15 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

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

In an internet model, database servers manage and protect the underlying business information, while application servers run the business applications that automate a myriad of business functions. We have focused on concepts such as global single instance application deployment that involve fewer, high quality databases of important business information, rather than dozens or hundreds of disparate databases that are difficult to synchronize and coordinate. Our integrated architecture provides high quality business information and can be adapted to the specific needs of any industry or application. Oracle technology operates on single server or clustered server configurations, and supports a choice of operating systems including Linux, UNIX and Windows. In fiscal 2007, we introduced a program to support the Linux open source operating system for our customers’ information technology (IT) platforms.

New software license revenues include fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products provides for an initial fee to use the product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements restricted by the number of employees or the license term. New software license revenues represented 33%, 34% and 35% of total revenues in fiscal 2007, 2006 and 2005, respectively.

Database and Middleware Software

Our grid software provides a cost-effective, high-performance platform for running and managing business applications for small and mid-size businesses and large global enterprises. With an increasing focus by enterprises on reducing their total cost of IT infrastructure, Oracle’s grid software is designed to accommodate demanding, non-stop business environments, using clusters of low cost servers and storage that can incrementally scale as required. The unique ability to assign computing resources as required simplifies our customers’ computing capacity, planning and procurement in order to support all of their business applications. With an Oracle grid infrastructure, our customers can lower their investment in IT hardware, reduce their risk of IT infrastructure downtime and easily cope with sudden increases in demand on their IT environments during high traffic periods. New software license revenues from database and middleware products represented 71%, 73% and 81% of new software license revenues in fiscal 2007, 2006 and 2005, respectively.

Database

As the world’s most popular database, Oracle’s relational database enables the secure storage, manipulation and retrieval of all forms of data including structured data that resides in business applications, XML data, analytics data, spatial data and other unstructured data such as documents, spreadsheets and images. Designed for enterprise grid computing, the Oracle Database is available in four editions: Express Edition, Standard Edition One, Standard Edition and Enterprise Edition. All editions are built using the same underlying code, which means that database applications can easily scale from small, single processor servers to clusters of multi-processor servers.

Options to Oracle Database Enterprise Edition are available to meet specific requirements in the areas of performance and scalability, high availability, security and compliance, data warehousing, unstructured data integration and systems management. Examples of these options include: Oracle Real Application Clusters, which consolidates a single, scalable and fault tolerant database that is shared across an interconnected cluster of servers (also available on our other database editions); Oracle Partitioning, which supports large transaction processing and business intelligence database systems and cost effectively manages data throughout its lifecycle; and Oracle

Warehouse Builder connectors, which design, build and populate data warehouses from a variety of legacy repositories.

Enterprise Manager

Oracle Enterprise Manager is designed to deliver top-down applications management. Our customers use Oracle Enterprise Manager to monitor and manage their applications and underlying software infrastructure, including both Oracle and non-Oracle infrastructure products. Oracle Enterprise Manager can be used to manage packaged applications, such as Siebel, PeopleSoft, Oracle E-Business Suite or custom applications including service-oriented applications. In addition to managing Oracle software infrastructure products including the Oracle Database and Oracle Fusion Middleware, Oracle Enterprise Manager also supports third-party infrastructure products.

Oracle Enterprise Manager is designed to monitor service levels and performance, automate tasks, manage configuration information, and provide change management in a unified way across groups of computers or grids. Oracle Enterprise Manager’s provisioning automates the discovery, tracking and scheduling of software patches and allows IT administrators to apply patches without taking their system down. Additionally, IT administrators can manage systems from anywhere through an HTML browser or through wireless PDAs.

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

Middleware

Oracle Fusion Middleware is a broad product family that forms a reliable and scalable foundation on which customers can build, deploy and integrate business applications and automate their business processes. Oracle Fusion Middleware includes Oracle Application Server, Oracle Identity and Access Management Suite, Oracle Webcenter Suite, Oracle Business Intelligence Suite, Oracle Developer Suite, Oracle Service Oriented Architecture Suite, Oracle Enterprise Content Management Suite and Oracle Business Process Analysis Suite, among others. Oracle Fusion Middleware is designed to protect our customers’ IT investments and work with both Oracle and non-Oracle Database, Applications and Middleware products through its hot-pluggable architecture and adherence to industry standards such as J2EE and Business Process Execution Language (BPEL).

By using Oracle Fusion Middleware, our customers increase their capacity to adapt to business changes rapidly, reduce their risks related to security and compliance, increase user productivity, and drive better business decisions. Specifically, Oracle Fusion Middleware enables customers to easily integrate heterogeneous business applications, automate business processes, simplify security and compliance, manage lifecycle of documents and get actionable, targeted business intelligence, while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware supports multiple development languages and tools, which allows developers to build and deploy web services, web sites, portals and web-based applications. Oracle’s Fusion Middleware is used to support Oracle applications, as well as other enterprise applications and independent software vendors that build their own custom applications.

Application Server

The foundation of Oracle Fusion Middleware is Oracle Application Server. Designed for grid computing, Oracle Application Server incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. Oracle Application Server also provides a complete integration platform that is designed to simplify and accelerate business, application and data integration projects.

Identity and Access Management Suite

The Oracle Identity and Access Management suite makes it easier for our customers to manage multiple user identities, provision users in multiple enterprise applications and systems and manage access privileges for customers, employees and partners. Our customers use Oracle Identity and Access Management Suite to secure their information from potential threats. In addition, our customers also use Oracle Identity and Access Management Suite to increase compliance levels, while lowering the total cost of their compliance efforts.

Webcenter Suite

Oracle Webcenter Suite enables personalized, task oriented web applications and portal sites to be rapidly developed and deployed, all with single sign-on access and security. Our customers can assemble portal sites using page regions or portlets, which are reusable interface components that provide access to web-based resources such as applications, business intelligence reports, syndicated content feeds and outsourced software services. With the Oracle Communications and Mobility Server option, such web and portal applications support mobile and Voice-over-IP (VoIP) clients.

Business Intelligence Suite

Oracle Business Intelligence Suite is a family of enterprise business intelligence products that unites Oracle’s business intelligence and middleware technology with Siebel Business Analytics to offer our customers enterprise-wide business intelligence infrastructure and tools. Based on Oracle’s hot-pluggable business intelligence infrastructure, these products deliver to our customers a full spectrum of business intelligence requirements, including interactive dashboards, ad hoc query and analysis, proactive intelligence and alerts, enterprise reporting, real-time predictive intelligence and mobile analytics. In April 2007, we acquired Hyperion, a market leader in enterprise performance management and business intelligence products. As a result of the Hyperion acquisition, we now offer our customers the most comprehensive, integrated, end-to-end enterprise performance management system available, spanning consolidation, planning, operational analytic applications, business intelligence tools, reporting, and data integration, all on a unified business intelligence platform.

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

The Oracle Developer Suite also includes Oracle Warehouse Builder software that consolidates fragmented data and metadata pulled from packaged applications, custom applications and legacy applications. Oracle Warehouse Builder enables developers to graphically design the multidimensional database schema and to automatically generate and load data into the data warehouse.

Service-Oriented Architecture Suite

Oracle Service-Oriented Architecture (SOA) Suite is a complete set of service infrastructure components for creating, deploying, and managing SOAs, including Oracle Developer, Oracle BPEL Process Manager, Oracle Web

Services Manager, Oracle Business Rules Engine, Oracle Business Activity Monitoring, and Oracle Enterprise Service Bus. Oracle SOA Suite enables services to be created, managed and orchestrated into composite applications and reconfigurable business processes, reducing development time and costs and increasing flexibility and response time. Oracle SOA Suite is hot-pluggable, enabling customers to easily extend and evolve their architectures instead of replacing existing investments.

Enterprise Content Management Suite

Oracle Enterprise Content Management suite provides a comprehensive set of capabilities to create, publish, share, archive and retain documents, manage business process flows involving these documents as well as manage information access rights to these documents. It supports an extensive set of document and image formats.

Applications Software

Our applications strategy is designed to provide customers with a complete industry business process automation footprint, supported by a robust, standards-based technology platform. Central to that strategy is our commitment to offer our customers that purchase software license updates and support contracts a choice as to when they wish to upgrade to any of our existing or future technology offerings. Until our customers upgrade, we protect their investments in their applications by providing them lifetime support, product enhancements and upgrades. New technologies such as Oracle Fusion Middleware, Oracle Business Intelligence Suite, and Oracle WebCenter Suite are designed to help our customers extend the benefits of their investment in Oracle Applications, to reduce their investment risk, and to support their evolution to the next generation of enterprise software that best fits their needs.

Our applications combine business functionality with innovative technologies such as role-based analytics, secure search, identity management, self-service, and workflow to deliver business intelligence and insights, adaptive industry processes, and a superior ownership experience. Our applications enable efficient management of all core business functions, including customer relationship management (CRM), enterprise performance management (EPM), enterprise resource planning (ERP) and industry-specific applications. Oracle applications are offered as integrated suites or available on a component basis, and all are built on open architectures and are designed for flexible configuration and open, multi-vendor integration. Our applications are available in multiple languages, and support a broad range of location specific requirements, enabling companies to support both global and local business practices and legal requirements.

Customer Relationship Management (CRM)

We offer a complete set of CRM applications that manage all of the business processes and associated systems that touch a customer, including: billing and delivery; sales solutions that provide a single repository for customer and supply chain information; and service solutions that increase customer satisfaction by providing visibility into customer billing and order information.

Enterprise Performance Management (EPM)

We offer a full spectrum of open, industry-specific analytic applications with capabilities such as enterprise performance management, interactive dashboarding, and embedded analytic functionality for delivering insight across the enterprise. Our Siebel business analytics solution is tailored to 20 industries, giving customers the ability to monitor, analyze, and act upon intelligence while providing end-to-end visibility into company operations and financial performance. With our acquisition of Hyperion in April 2007, we added complementary products to Oracle’s business intelligence offerings, including a leading open enterprise planning system, financial consolidation products, and a multi-source OLAP server. Our acquisition of Hyperion enables us to offer our customers an integrated, end-to-end EPM system that spans planning, consolidation, operational analytic applications, business intelligence tools, reporting, and data integration, all on a unified business intelligence platform.

Enterprise Resource Planning (ERP)

Companies use our ERP applications to automate and integrate a variety of their key global business processes including manufacturing, order entry, accounts receivable and payable, general ledger, purchasing, warehousing, transportation and human resources. Our ERP applications combine business functionality with innovative technologies, such as workflow and self-service applications, to enable companies to lower the cost of their business operations by providing their customers, suppliers and employees with self-service internet access to both transaction processing and critical business information. Our ERP applications are available in multiple languages and currencies, enabling companies to support both global and local business practices and legal requirements.

Industry Applications

Our applications can be tailored to offer customers a variety of industry-specific solutions. As part of our strategy, we strive to ensure that our applications portfolio addresses the major industry-influenced technology challenges of customers in key industries. With our acquisition of Siebel, we gained expertise in the vertical markets in which Siebel offered industry solutions. We have also expanded our offerings in a number of other key industries we view as strategic to our future growth, most notably in retail with our acquisitions of Retek, Inc. and several other companies; in banking and financial institutions with our acquisition of i-flex solutions limited; and in telecommunications with our acquisitions of Portal Software, Inc. and MetaSolv, Inc. These acquired industry applications are in addition to industry applications we developed for healthcare, life sciences, manufacturing, education, professional services, public sector and utilities.

New software license revenues from applications software represented 29%, 27% and 19% of new software license revenues in fiscal 2007, 2006 and 2005, respectively.

Applications Unlimited

In fiscal 2006, we announced we would continue to invest in enhancements to our current Oracle E-Business Suite, PeopleSoft Enterprise, JD Edwards EnterpriseOne, JD Edwards World and Siebel applications products beyond the delivery of Oracle Fusion Applications (described below). In January 2007, we delivered five new releases of these existing product lines, incorporating new products and customer-driven enhancements in areas such as global support, localization, middleware, and analytics. With the Applications Unlimited program, customers will not be required to migrate to Oracle Fusion Applications and may choose to stay with their current product lines with dedicated development and support teams.

Fusion Applications

Oracle Fusion Applications, currently in development, represent the next generation of Oracle Applications, based on a service-oriented platform, built on open industry standards, extendable by customers and partners and interoperable with third party and existing installations. Fusion applications are being designed to leverage the best functionality and combine the best features, flows and usability traits of our legacy and acquired application products into one product line. We believe the resulting suite of applications will deliver a superior ownership experience through improved usability, adaptive business process automation, built-in business intelligence and industry-specific capabilities.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle technology and applications by offering lifetime support, product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content. Software license updates and product support are generally priced as a percentage of the new software license fees. Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually.

Unbreakable Linux Support

During fiscal 2007, we introduced a program to support the Linux open source operating system for our customers’ IT platforms. Oracle Unbreakable Linux, a support program that provides enterprises with industry-leading global support for Linux, addresses customer demand for true enterprise-quality Linux support. The Oracle Unbreakable Linux support program delivers fully tested, high-quality, comprehensive and integrated support solutions to our customers using the Linux operating system. With Oracle solutions on Linux, our customers benefit from high performance, reliability and data security at a fraction of the cost of proprietary platforms. Oracle Unbreakable Linux also allows us to offer end-to-end support for our customers’ entire software “stack,” including enterprise applications, middleware, database and operating system.

Our software license updates and product support revenues represented 46% of total revenues in both fiscal 2007 and 2006 and 45% of total revenues in fiscal 2005.

Services Business

Consulting

Oracle Consulting assists our customers in successfully deploying our applications and technology products. Our consulting services include business strategy and analysis; business process optimization; product implementation, enhancement, and upgrades; and ongoing managed services. These services help our customers to achieve measurable business results, manage their total cost of ownership, and reduce their deployment risk.

Oracle Consulting deploys professionals globally utilizing our blended delivery capabilities, including use of onsite consultants and personnel from our offshore delivery centers and applications solutions centers to leverage economies of scale for our customers. Consulting revenues represented 16% of total revenues in fiscal 2007 and 15% of total revenues in both fiscal 2006 and fiscal 2005.

On Demand

On Demand includes Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for customers that deploy our database, middleware and applications software at our data center facilities or at a site of our customer’s choosing. We recently expanded our Oracle On Demand offerings to include our PeopleSoft, Siebel Business Intelligence and retail applications. CRM On Demand is a service offering that provides our customers with our Siebel CRM Software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of solution support centers, business critical assistance, technical account management, expert services, configuration and performance analysis, personalized support and annual on-site technical services. On Demand revenues represented 3% of total revenues in fiscal 2007, 2006 and 2005.

Education

We provide training to customers, partners and employees as part of our mission of accelerating the adoption of our technology around the world. We currently offer thousands of courses covering all of Oracle’s product offerings. Our training is provided primarily through public and private instructor-led classroom events, but is also made available through a variety of online courses and self paced media training on CD-ROMs. In addition, we also offer a certification program certifying database administrators, developers and implementers. Oracle University also offers User Adoption Services designed to provide comprehensive training services to help customers get the most out of their investment in Oracle. Education revenues represented 2% of total revenues in fiscal 2007, 2006 and 2005.

Marketing and Sales

Sales Distribution Channels

We directly market and sell our products and services primarily through our subsidiary sales and service organizations. In the United States our sales and service employees are based in our headquarters and in field offices throughout the United States. Outside the United States, our international subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle PartnerNetwork. The Oracle PartnerNetwork is a global program that manages our business relationships with a large, broad- based network of companies, including independent software vendors, system integrators and resellers who deliver innovative solutions and services based upon our products. By offering our partners’ access to our premier products, educational information, technical services, marketing and sales support, the OPN program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally.

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

Customers

Our customer base consists of a significant number of businesses of many sizes and industries, government agencies, educational institutions and resellers. No single customer accounted for 10% or more of revenues in fiscal 2007, 2006 or 2005.

Competition

The enterprise software industry is intensely competitive and evolving rapidly. We compete in various segments of this industry including database software, middleware (business intelligence, application integration, portal server, J2EE application server, development tools and identity management), collaboration, development tools, enterprise applications, consulting/systems integration and operating systems, among others. Total cost of ownership, performance, functionality, ease of use, standards-compliance, product reliability, security and quality of technical support are key competitive factors that face us in each of the areas in which we compete. Our customers are also demanding less complexity and lower cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software, which has led increasingly to our product offerings (database, middleware and applications) being viewed as a “stack” of software designed to work together. Our product sales (and the relative strength of our products versus our competitors) are also affected by the broader “platform” competition between industry standard Java (J2EE) and Microsoft Corporation’s .NET programming environments and by operating system competition between Windows Server, Unix (Sun Solaris, HP-UX and IBM AIX) and Linux. Open source alternatives to commercial software, such as MySQL AB in database, Red Hat, Inc. (JBoss) in middleware, and SugarCRM Inc. in applications, are also impacting the competitive environment. These products are typically offered free of charge and are readily available over the internet. Finally, “on demand” offerings, such as those from salesforce.com, continue to alter the competitive landscape.

In the sale of database software and related tools, scalability, reliability, availability and security are key competitive differentiators for us. Our competitors include International Business Machines Corporation (IBM), Microsoft, Sybase, Inc., NCR Corporation’s Teradata division, SAS Institute, Inc., Informatica Corporation, and the open source databases, MySQL and PostgreSQL, among others. Our ability to continually innovate and differentiate our database offering has enabled us to maintain our leading position in database software over our competitors.

In the sale of middleware products, our offerings include business intelligence, application integration, business process management (BPM), service oriented architecture, portal, J2EE application server, development tools and identity management software. Our ability to offer a full range of rich functionality in a standards-based, open architecture has been a key competitive differentiator. Our competitors include IBM, Microsoft, BEA Systems, Inc., SAP AG, Sun Microsystems Inc., Sybase and open source vendors such as Red Hat (JBoss), Apache Geronimo and ObjectWeb, as well as other competitors in each element of our packaged functions. Business intelligence competitors include Actuate Corporation, Business Objects S.A., Cognos Incorporated, MicroStrategy, Inc., SAS Institute, TIBCO Software, Inc. (Spotfire), open source vendors Netezza Corporation, and others. Application server competitors include Borland Software Corporation, Fujitsu Software Corporation, Hitachi Software Engineering Co., Ltd., Adobe Systems Incorporated and others. Enterprise Application Integration competitors include Software AG (webMethods), TIBCO, IONA Technologies PLC, Sonic Software Corporation, Sun Microsystems and others. BPM competitors include Lombardi Software, Inc., Savvion, Inc., Pegasystems Inc. and others. Enterprise portal vendors include Vignette Corporation, Novell, Inc., Fujitsu, and others. Identity management vendors include IBM, CA, Inc., Sun Microsystems and Hewlett-Packard Company, among others. Open source vendors Red Hat and Novell are also increasingly bundling middleware functionality with their respective Linux distributions. Our middleware solutions have experienced rapid growth in recent years relative to our competitors. In the sale of collaboration products, we compete primarily with Microsoft (Exchange/Outlook), IBM (Domino/Notes), Novell (Groupwise) and Cisco Systems, Inc. (WebEx). In addition, we compete in the related content management markets with EMC Corporation (Documentum), IBM (FileNet), Percussion Software, Inc. and Vignette, among others.

In the sale of development tools, ease of use, standards-compliance and the level of abstraction (automated code generation) are key competitive differentiators. We compete against IBM (WebSphere Studio), Microsoft 8 (VisualStudio.NET), Sun Microsystems (Sun Studio), Sybase (PowerBuilder) and others, including Eclipse Foundation, Inc. (Eclipse), an open source vendor. The success of our development tools is closely related to the relative popularity of our platform (database and middleware) compared to our competitors, as well as the larger competition between Java and Microsoft’s .NET.

The sale of applications software, in particular, is changing rapidly due to the development and deployment of service oriented architectures and web services, application integration middleware as well as “software as a service” offerings, such as those from salesforce.com and RightNow Technologies Inc. in CRM applications. As a result of our acquisitions of PeopleSoft and Siebel, we presently offer several product lines, which are suited for different needs of customers in different industries. We compete against SAP, Lawson Software, Inc., Infor Global Solutions GmbH (SSA Global Technologies, Extensity), Microsoft Dynamics (Great Plains, Solomon, Axapta, Navision), Sage, Inc. and many other application providers. These include numerous point solution providers such as Epicor Software Corporation (accounting), SunGard Data Systems Inc. (treasury), Kronos Incorporated (time and attendance), Taleo Corporation (recruitment), Callidus Software Inc. (compensation), Automatic Data Processing, Inc. (HR, payroll and business process outsourcing), Ariba, Inc. (procurement), i2 Technologies, Inc. (supply chain management), IBM (MRO Software) (enterprise asset management), DSCI Corporation (logistics), Broadvision, Inc. (marketing), Kana Software, Inc. (analytics), salesforce.com (sales force automation) and Amdocs Limited (customer service). In addition, we compete with numerous specialized applications providers focused in specific vertical industries, such as financial services, retail and telecommunications. SAP is a major competitor in every industry vertical. Specialized industry vertical solutions such as retail and banking are also influenced heavily by the presence of customized solutions and in-house development.

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

In the sale of operating systems, we introduced a support and service offering for Red Hat’s open source Linux operating system in fiscal 2007. This puts us in direct competition with Red Hat, Novell, Canonical Ltd. (Ubuntu) and others in the sale of support for the Linux operating system; with IBM, Sun, H-P and others in the sale of Unix operating systems; and with Microsoft in the sale of Windows server operating systems.

In the sale of consulting and systems integration services, we both partner with and compete against Accenture, Electronic Data Systems Corporation, IBM Global Services, Bearing Point, Inc., CapGemini Group and many others.

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

Research and development expenditures were $2.2 billion, $1.9 billion and $1.5 billion, or 12%, 13% and 13% of total revenues, in fiscal 2007, 2006 and 2005, respectively. As a percentage of new software license revenues, research and development expenditures were 37%, 38% and 37% in fiscal 2007, 2006 and 2005, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product offerings including our database, middleware and applications software.

Employees

As of May 31, 2007, we employed 74,674 full-time employees, including 16,902 in sales and marketing, 6,775 in license updates and product support, 25,068 in services, 18,130 in research and development and 7,799 in general and administrative positions. Of these employees, 25,990 were located in the United States and 48,684 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain international subsidiaries workers councils represent our employees.

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

Executive Officers and Significant Employees of the Registrant

Our executive officers and significant employees are listed below.

Name	Office(s)

Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors
Safra A. Catz	President, Chief Financial Officer and Director
Charles E. Phillips, Jr.	President and Director
Keith G. Block	Executive Vice President, North America Sales and Consulting
Sergio Giacoletto	Executive Vice President, Europe, Middle East and Africa Sales and Consulting
Juergen Rottler	Executive Vice President, Oracle Support and Oracle On Demand
Charles A. Rozwat	Executive Vice President, Server Technologies
Derek H. Williams	Executive Vice President, Asia Pacific Sales and Consulting
John Wookey	Senior Vice President, Applications Development
Daniel Cooperman	Senior Vice President, General Counsel and Secretary
William Corey West	Vice President, Corporate Controller and Chief Accounting Officer

Mr. Ellison, 62, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 62, has served as the Chairman of the Board since January 2004 and as a director since June 1995. He served as an Executive Vice President and Chief Financial Officer from March 1991 to July 2004. He also serves as a director of CallWave, Inc.

Ms. Catz, 45, has been Chief Financial Officer since November 2005 and a President since January 2004. She has served as a Director since October 2001. She was Interim Chief Financial Officer from April 2005 until July 2005. She served as an Executive Vice President from November 1999 to January 2004 and Senior Vice President from April 1999 to October 1999.

Mr. Phillips, 48, has been a President and has served as a Director since January 2004. He served as Executive Vice President, Strategy, Partnerships, and Business Development, from May 2003 to January 2004. Prior to joining us, Mr. Phillips was with Morgan Stanley & Co. Incorporated, a global investment bank, where he was a Managing Director from November 1995 to May 2003 and a Principal from December 1994 to November 1995. From 1986 to 1994, Mr. Phillips worked at various investment banking firms on Wall Street. Prior to that, Mr. Phillips served as a Captain in the United States Marine Corps as an information technology officer. Mr. Phillips also serves as a director of Morgan Stanley and Viacom Inc.

Mr. Block, 46, has been Executive Vice President, North America Sales and Consulting since September 2002 and Executive Vice President, North America Consulting since February 2002. He served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999. Prior to joining us in 1986, Mr. Block was a Senior Consultant at Booz, Allen and Hamilton. Mr. Giacoletto, 57, has been Executive Vice President, Europe, Middle East and Africa Sales and Consulting since June 2000 and Senior Vice President, Business Solutions since November 1998. He was Vice President, Alliances and Technology from March 1997 to November 1998. Before joining us, he had been President of AT&T Solutions for Europe since August 1994. Previously, he spent 20 years with Digital Equipment Corporation in various positions in European marketing and services.

Mr. Rottler, 40, has been Executive Vice President, Oracle Support and Oracle On Demand since September 2004. Prior to joining us, he served as Senior Vice President, Public Sector, Customer Solutions Group at Hewlett-Packard Company (HP), from December 2003 to September 2004, where he was responsible for HP’s worldwide Public Sector, Health and Education business. Mr. Rottler was Vice President, HP Services Worldwide Sales and Marketing from May 2003 to December 2003, Vice President, HP Services Worldwide Marketing, Strategy and Alliances from May 2002 to May 2003 and Vice President and General Manager, HP Services North America from April 2000 to May 2002.

Mr. Rozwat, 59, has been Executive Vice President, Server Technologies since November 1999 and served as Senior Vice President, Database Server from December 1996 to October 1999. He served as Vice President of Development from December 1994 to November 1996. Prior to joining us, he spent 17 years in various positions at Digital Equipment Corporation.

Mr. Williams, 62, has been Executive Vice President, Asia Pacific Sales and Consulting since October 2000 and Senior Vice President, Asia Pacific from July 1993 to October 2000. He served as Vice President, Asia Pacific from April 1991 to July 1993. Mr. Williams joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Mr. Wookey, 48, has been Senior Vice President, Applications Development since April 2000. Mr. Wookey served as Senior Vice President, Financial Applications Products from April 1999 to January 2000 and Vice President, Financial Applications Products from June 1995 to April 1999. Prior to joining us, he spent eight years as Vice President of Development at Ross Systems, Inc.

Mr. Cooperman, 56, has been Senior Vice President, General Counsel and Secretary since February 1997. Prior to joining us, he had been associated with the law firm of McCutchen, Doyle, Brown & Enersen (which is now Bingham McCutchen LLP) since October 1977, and had served as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm’s Business and Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm’s San Jose office.

Mr. West, 45, has been Vice President, Corporate Controller and Chief Accounting Officer since April 2007. He served as Intuit Inc.’s Director of Accounting from August 2005 to March 2007, as The Gap, Inc.’s Assistant Controller from April 2005 to August 2005, and as Vice President, Finance, at Cadence Design Systems, Inc.’s product business from June 2001 to April 2005. From January 2001 to June 2001, he was Vice President, Finance and Corporate Controller at Adecco, Inc. and from October 1998 to November 2000 he served in various positions with Resource Phoenix.com, most recently as its President and Chief Operating Officer. Mr. West spent 14 years, from December 1984 to October 1998, with Arthur Andersen LLP, most recently as a partner.

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

Economic, political and market conditions can adversely affect our revenue growth and profitability.  Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for enterprise software and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

A general weakening of the global economy, or a curtailment in government or corporate spending, could delay and decrease customer purchases. In addition, the war on terrorism, the war in Iraq and the potential for other hostilities in various parts of the world, potential public health crises, as well as natural disasters, continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These factors generally have the strongest effect on our sales of software licenses, and to a lesser extent, also affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and as a result our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for one or two quarters following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate. Because a substantial portion of our new software license revenue contracts is completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. A delay in even a small number of large new software license transactions could cause our quarterly new software licenses revenues to fall significantly short of our predictions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.  Rapid technological advances and evolving standards in computer hardware, software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. If we are unable to develop new products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or renew software license updates and product support. In addition, information technology standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We are developing a next generation applications platform that is planned to combine the best features, flows and usability traits of our legacy and acquired applications. We have also announced that we intend to extend the life of many of our acquired applications and will continue to provide long-term support for our acquired products, both of which require us to dedicate resources. If we do not develop and release these new or enhanced products and services within the anticipated time frames, if there is a delay in market acceptance of a new, enhanced or acquired product line or service, if we do not timely optimize complementary product lines and services or if we fail to adequately integrate, support or enhance acquired application lines or services, our business may be adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  In the past three fiscal years, we have invested over $25 billion, in the aggregate, to acquire a number of companies, products, services and technologies. An active acquisition program is an important element of our overall corporate strategy and we expect to continue to make similar acquisitions in the future. Risks we may face in connection with our acquisition program include:

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•	an acquisition may not further our business strategy as we expected, or we may pay more than the acquired company or assets are worth;

•	our due diligence process may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues with the company’s intellectual property, product quality or product architecture, revenue recognition or other accounting practices or employee, customer or partner issues;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew software license updates and product support, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

•	we may assume pre-existing contractual relationships of acquired companies that we would not have otherwise entered into, and exiting or modifying such relationships may be costly to us or disruptive to customers;

•	we may face litigation or other claims in connection with, or may inherit claims or litigation risk as a result of, an acquisition, including claims from terminated employees, customers or other third parties;

•	our relationship with current and new employees, customers, partners and distributors could be impaired;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have multiple and overlapping product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may assume pre-existing liabilities, whether known or unknown, of acquired companies which could be material;

•	we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if it all, which could, among other things, prevent us from completing a transaction;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

•	our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases and retirement of outstanding indebtedness;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition; result of unforeseen difficulties in our integration activities;

•	we may have legal and tax exposures or lose anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	we may be unable to obtain timely approvals from, or may otherwise have certain limitations, restrictions, penalties or other sanctions imposed on us by, worker councils or similar bodies under applicable employment laws as a result of an acquisition, which could adversely affect our integration plans in certain jurisdictions; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

We may not be able to protect our intellectual property rights.  We rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our intellectual property rights as do the laws and courts of the United States. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

Third parties may claim infringement or misuse of intellectual property rights and/ or breach of license agreement provisions.  We periodically receive notices from others claiming infringement, or other misuse of their intellectual property rights and/or breach of our agreements with them. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, the use and support of third-party code (including open source code) becomes more prevalent in the software industry, and the volume of issued software patents continues to increase. Responding to any such claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

A patent infringement case is discussed under Note 21 in our Notes to Consolidated Financial Statements.

We may need to change our pricing models to compete successfully.  The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our new license fees. Our competitors may offer a lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices. Any broad-based change to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we do not adapt our pricing models to reflect changes in customer use of our products, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases or lower spending. The increase in open source software distribution may also cause us to change our pricing models.

We may be unable to compete effectively in a range of markets within the highly competitive software industry. Many vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business process outsourcing (BPO) as a competitive alternative to buying software and customer interest in BPO solutions is increasing. Some of these competitors have greater financial or technical resources than we do. Our competitors that offer business applications and application server products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose market share if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. Vendors that offer BPO solutions may persuade our customers not to purchase our products. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property free. Existing or new competitors could gain market share in any of our markets at our expense.

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

Charges to earnings resulting from past acquisitions may adversely affect our operating results.  Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•	impairment of goodwill or intangible assets;

•	identification of assumed contingent liabilities subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain Oracle pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

Charges to earnings associated with acquisitions include amortization of intangible assets, in-process research and development as well as other acquisition related charges, restructuring and stock-based compensation associated with assumed stock awards. Charges to earnings in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Disclosure Related to Acquisition Accounting and Stock-Based Compensation” for additional information about charges to earnings associated with our recent acquisitions.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.  We derive a substantial portion of our revenues, and have significant operations, outside of the United States. Our international operations include software development, sales, customer support and shared administrative service centers. We are subject to a variety of risks, including those related to general economic conditions in each country or region, regulatory changes, political unrest, terrorism and the potential for other hostilities and public health risks, particularly in areas in which we have significant operations. We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, overlapping tax regimes, fluctuations in currency exchange rates, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, changes in tariff rates and import and export licensing requirements. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Oracle On Demand and CRM On Demand may not be successful.  We offer Oracle On Demand outsourcing services for our applications and database technology, delivered either at our data center facilities or at a site of our customer’s choosing. We also offer CRM On Demand, which is a service offering that provides our customers with our Siebel CRM software functionality delivered via a hosted solution that we manage. These business models continue to evolve and we may not be able to compete effectively, generate significant revenues or develop them into profitable businesses. We incur expenses associated with the infrastructures and marketing of our Oracle On Demand and CRM On Demand businesses in advance of our ability to recognize the revenues associated with our subscription-based contracts. These businesses are subject to a variety of risks including:

•	demand for these services may not meet our expectations;

•	we may not be able to operate these businesses at an acceptable profit level;

•	we manage critical customer applications, data and other confidential information through Oracle On Demand and CRM On Demand; accordingly, we face increased exposure to significant damage claims and risk to future business prospects in the event of system failures or inadequate disaster recovery or misappropriation of customer confidential information;

•	we may face regulatory exposure in certain areas such as data privacy, data security and export compliance, as well as workforce reduction claims as a result of customers transferring their information technology functions to us;

•	the laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of offshore resources; changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services;

•	demand for these services may be affected by customer and media concerns about security risks and/or use of outsourced services providers more generally; and

•	our offerings may require large fixed costs such as for data centers, computers, network infrastructure and security and we may not be able to generate sufficient revenues to offset these costs and generate acceptable operating margins from these offerings.

We may be unable to hire enough qualified employees or we may lose key employees.  We rely on the continued service of our senior management, including our Chief Executive Officer, members of our executive team and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues which may affect our employee retention efforts and/or increase our expenses in an effort to offer a competitive compensation program.

Part of our total compensation program includes stock options. Stock options are an important tool in attracting and retaining employees in our industry. If our stock price performs poorly it may adversely affect our ability to retain or attract employees. In addition, because we now expense all stock-based compensation, we may in the future change our stock-based and other compensation practices. Some of the changes we are considering include the reduction in the number of employees granted options, a reduction in the number of options granted and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

We might experience significant errors or security flaws in our products and services.  Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. In addition, we run our own business operations, Oracle On Demand, and other outsourcing, support and consulting services, on our products and networks and any security flaws, if exploited, could affect our ability to conduct business operations. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. We have made and expect to continue to make significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years if at all.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.  We derive revenues from contracts with the United States government, state and local governments and their respective agencies, which may terminate most of these contracts at any time, without cause.

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

Adverse litigation results could affect our business.  We are subject to various legal proceedings. Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 21 in our Notes to Consolidated Financial Statements.

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

In addition, while no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from Oracle under the CAP terms. While we have taken extensive steps to assure customers that we intend to continue developing and supporting the PeopleSoft and JD Edwards product lines and as of May 31, 2007 we have not received any claims for CAP payments, PeopleSoft customers may assert claims for CAP payments.

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

There are risks associated with our outstanding indebtedness.  As of May 31, 2007, we had an aggregate of $6.3 billion of outstanding indebtedness that will mature between 2009 and 2016 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 3.8 million square feet in Redwood City, California. We also own or lease office facilities for current use consisting of approximately 13.5 million square feet in various other locations in the United States and abroad. Due to our restructuring and merger integration activities over the past three fiscal years, we have vacated approximately 3.4 million square feet or 19.7% of total owned and leased space. This additional space is sublet or being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

The material set forth in Note 21 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on NASDAQ since our initial public offering in 1986. According to the records of our transfer agent, we had 21,443 stockholders of record as of May 31, 2007. The majority of our shares are held in approximately 1.2 million customer accounts held by brokers and other institutions on behalf of stockholders. However, we believe that the number of total stockholders is less than 1.2 million due to stockholders with accounts at more than one brokerage. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2007		Fiscal 2006
	Low Sale	High Sale	Low Sale	High Sale
	Price	Price	Price	Price

Fourth Quarter	$16.37	$19.42	$12.42	$14.93
Third Quarter	$16.29	$19.28	$12.18	$13.12
Second Quarter	$15.50	$19.66	$11.98	$13.64
First Quarter	$13.15	$15.81	$12.34	$14.05

Our policy has been to reinvest earnings to fund future growth, acquisitions and to repurchase our common stock pursuant to a program approved by our Board of Directors. Accordingly, we have not paid cash dividends and do not anticipate declaring cash dividends on our common stock in the foreseeable future, although our Board of Directors regularly reviews this matter.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Stock Repurchase Programs

In 1992, our Board of Directors approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. From the inception of the stock repurchase program to May 31, 2007, a total of 2.0 billion shares have been repurchased for approximately $24.7 billion. In April 2007, our Board expanded our repurchase program by $4.0 billion and, as of May 31, 2007, approximately $4.2 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ending May 31, 2007 and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase programs:

			Total Number of
			Shares Purchased as	Approximate Dollar
	Total Number	Average Price	Part of Publicly	Value of Shares that
	of Shares	Paid Per	Announced	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Share	Programs	Under the Programs(1)

March 1, 2007 - March 31, 2007	19.8	$17.32	19.8	$864.9
April 1, 2007 - April 30, 2007	16.7	$18.73	16.7	$4,552.3
May 1, 2007 - May 31, 2007	18.0	$19.02	18.0	$4,209.0

Total	54.5	$18.32	54.5

(1)	In April 2007, our Board of Directors authorized the expansion of our repurchase program by $4.0 billion.

Stock Performance Graphs and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index and the Dow Jones U.S. Software Index for each of the last five fiscal years ended May 31, 2007, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG ORACLE CORPORATION, THE S&P 500 INDEX
AND THE DOW JONES U.S. SOFTWARE INDEX

* $100 INVESTED ON MAY 31, 2002 IN STOCK OR
INDEX-INCLUDING REINVESTMENT OF DIVIDENDS.

	5/02	5/03	5/04	5/05	5/06	5/07
Oracle Corporation	100.00	164.27	143.94	161.62	179.55	244.70
S&P 500 Index	100.00	91.94	108.79	117.75	127.92	157.08
Dow Jones U.S. Software Index	100.00	102.44	111.89	122.40	116.41	154.75

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. In the last three fiscal years, we have invested over $25 billion, in the aggregate, for our acquisitions, including PeopleSoft, Siebel and Hyperion. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2007		2006		2005		2004	2003

Consolidated Statements of Operations Data:
Total revenues	$17,996		$14,380		$11,799		$10,156	$9,475
Operating income	$5,974		$4,736		$4,022		$3,864	$3,440
Net income	$4,274		$3,381		$2,886		$2,681	$2,307
Earnings per share—basic	$0.83		$0.65		$0.56		$0.51	$0.44
Earnings per share—diluted	$0.81		$0.64		$0.55		$0.50	$0.43
Basic weighted average common shares outstanding	5,170		5,196		5,136		5,215	5,302
Diluted weighted average common shares outstanding	5,269		5,287		5,231		5,326	5,418
Consolidated Balance Sheets Data:
Working capital	$3,496		$5,044	(1)	$385	(2)	$7,064	$5,069
Total assets	$34,572	(3)	$29,029	(3)	$20,687	(3)	$12,763	$10,967
Short-term borrowings and current portion of long-term debt	$1,358	(4)	$159		$2,693	(4)	$9	$153
Long-term debt, net of current portion	$6,235	(1)	$5,735	(1)	$159		$163	$175
Stockholders’ equity	$16,919		$15,012		$10,837		$7,995	$6,320

(1)	Total working capital increased as of May 31, 2006 primarily due to the issuance of $5.75 billion in long-term senior notes and increased cash flows from operations. We redeemed $1.5 billion of this long-term indebtedness and issued $2.0 billion of new long-term senior notes in fiscal 2007. See Note 5 of Notes to Consolidated Financial Statements for additional information on our borrowings.

(2)	Total working capital decreased as of May 31, 2005 primarily due to cash paid to acquire PeopleSoft and an increase in our short-term borrowings.

(3)	Total assets increased as of May 31, 2007, 2006 and 2005 primarily due to goodwill and intangible assets arising from the acquisitions of Hyperion in fiscal 2007, Siebel in fiscal 2006 and PeopleSoft in fiscal 2005. See Note 2 of Notes to Consolidated Financial Statements for additional information on our acquisitions.

(4)	Short-term borrowings increased in fiscal 2007 due to amounts borrowed under our commercial paper program. Short-term borrowings increased in fiscal 2005 due to amounts borrowed under our commercial paper program and a loan facility borrowed by Oracle Technology Company, a wholly-owned subsidiary. We repaid these 2005 borrowings in fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software revenues on a trailing 4-quarter period provides more visibility into the underlying fundamental performance of our software revenues than analysis of quarterly revenues. New software license revenues represented 33% of our total revenues in fiscal 2007. Our new software license margins have been affected by the amortization of intangible assets associated with companies we have acquired.

Competition in the software business is intense. Our goal is to maintain a first or second position in each of our software product categories and certain industry segments as well as to grow our software revenues faster than our competitors. We believe that the features and functionality of our software products are as strong as they have ever been. We have focused on lowering the total cost of ownership of our software products by improving integration, decreasing installation times, lowering administration costs and improving the ease of use. Reducing the total cost of ownership of our products provides our customers with a higher return on their investment, which we believe will create more demand for our products and services and provide us with a competitive advantage. We have also continued to focus on improving the overall quality of our software products and service levels. We believe this will lead to higher customer satisfaction and loyalty and help us achieve our goal of becoming our customers’ leading technology advisor.

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. In fiscal 2007, we also introduced Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is influenced by three factors: (1) the support contract base of companies acquired, (2) the renewal rate of the support contract base and (3) the amount of new support contracts sold in connection with the sale of new software licenses.

Software license updates and product support revenues, which represent approximately 46% of our total revenues in fiscal 2007, are our highest margin business unit. Support margins during fiscal 2007 were 90%, and accounted for 76% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Acquisitions over the past three years have significantly increased our support contract base, as well as the portfolio of products available to be licensed.

•	Substantially all customers purchase license updates and product support when they buy new software licenses, resulting in a further increase in our support contract base. Even if new license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to the support contract base.

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair value at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $212 million, $391 million and $320 million in fiscal 2007, 2006 and 2005, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education revenues. Our services business, which represents 21% of our total revenues in fiscal 2007, has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased primarily due to consulting services provided by i-flex as well as an increase in application implementations created by higher sales of new software applications over the past year. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new license growth rates have generally increased over the corresponding period in the prior year over the past several quarters.

On Demand:  On Demand includes Oracle On Demand, CRM on Demand and Advanced Customer Services. We believe that our On Demand offerings provide an additional opportunity for customers to lower their total cost of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in Oracle On Demand and CRM On Demand to support current and future revenue growth, which has negatively impacted On Demand margins and we expect may continue to do so in the future.

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow our software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. Despite these trends, we expect education revenues to increase in fiscal year 2008, primarily due to an increase in customer training on the use of our acquired application products and increases in license revenues from our database and middleware products.

Acquisitions

An active acquisition program is an important element of our corporate strategy. In the last three fiscal years, we have invested over $25 billion, in the aggregate, to acquire companies, products, services and technologies, including the acquisitions of PeopleSoft, Inc., a provider of enterprise applications software products; Siebel Systems, Inc., a provider of customer relationship management software; Hyperion Solutions Corporation, a provider of enterprise performance management and business intelligence software; and others. Typically, the significant majority of our integration activities related to an acquisition are substantially complete in the United States within three to six months after the closing of the acquisition.

We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, particularly in the applications marketplace, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation, grow our earnings and increase stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 2 of our Notes to Condensed Consolidated Financial Statements for additional information related to our recent and pending acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Business Combinations

•	Goodwill

•	Accounting for Income Taxes

•	Legal and Other Contingencies

•	Stock-Based Compensation

•	Allowances for Doubtful Accounts and Returns

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

The vast majority of our software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel located in our global support centers. Software license updates and product support are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase both software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

On Demand is comprised of Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software at Oracle’s data center facilities or at a site of our customer’s choosing. CRM On Demand is a service offering that provides our customers with our Siebel CRM software functionality delivered via a hosted solution that we manage. Advanced Customer Services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. Revenue from On Demand services is recognized over the term of the service period, which is generally one year.

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

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of cancellation is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; the acquired company’s brand and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

As a result, we did not recognize software license updates and product support revenues related to support contracts in the amount of $212 million, $391 million and $320 million that would have been otherwise recorded by acquired businesses as independent entities in fiscal 2007, 2006 and 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contract is eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year. Had we included our estimated selling and research and development activities, and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair value of the support obligations would have been significantly higher than what we have recorded and we would have recorded a higher amount of software license updates and product support revenue historically and in future periods related to these assumed contracts.

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

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. With the exception of unresolved tax matters, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2007, did not result in an impairment charge.

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

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expense as part of the purchase price allocation. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as an adjustment to goodwill.

In fiscal 2008, we will adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Please refer to Note 1 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K for further discussion.

Legal and Other Contingencies

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

As a result of our acquisition of PeopleSoft in fiscal 2005, we inherited contingent liabilities resulting from a program PeopleSoft had implemented prior to the consummation of our acquisition of PeopleSoft (referred to as the “customer assurance program” or “CAP”). See Note 16 of Notes to Consolidated Financial Statements for further information.

Stock-Based Compensation

On June 1, 2006, we adopted Statement No. 123 (revised 2004), Share-Based Payment, under the modified prospective method. Statement 123R generally requires share-based payments to employees to be recognized in our consolidated statements of operations based on their fair values. Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and applied the disclosure provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended. Under Opinion 25, we generally did not recognize any compensation expense for stock options as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. Substantially all of our stock-based compensation expense recognized under Opinion 25 related to options assumed from acquisitions. For pro forma disclosures, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock compensation expense for actual forfeitures in the periods they occurred. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for Statement 123R. We have applied the provisions of SAB 107 in our adoption of Statement 123R. See Note 7 of Notes to Consolidated Financial Statements for information on the impact of our adoption of Statement 123R and the assumptions we use to calculate the fair value of share-based employee compensation.

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

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method as prescribed under FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

The accounting guidance under Statement 123R is relatively new and several interpretations have been released since the pronouncement has been issued. Additional interpretations may be released and the application of these principles may be subject to further refinement over time. In addition, to the extent we change the terms of our employee stock-based compensation programs, refine different assumptions in future periods such as forfeiture rates that differ from our estimates and implement the change in our expense attribution method from accelerated to straight-line, which we elected when adopting Statement 123R, the stock-based compensation expense that we record in future periods may differ significantly from what we have recorded during our fiscal 2007 reporting periods.

Allowances for Doubtful Accounts and Returns

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

We also record a provision for estimated sales returns and allowances on product and service related sales. These estimates are based on historical sales returns, the volume and size of our larger transactions and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

Results of Operations

The comparability of our operating results in fiscal 2007 compared to fiscal 2006 is impacted by our acquisition of Siebel in the third quarter of fiscal 2006, the consolidation of i-flex beginning June 1, 2006 (beginning of fiscal 2007) and, to a lesser extent, the acquisition of Hyperion in our fourth quarter of fiscal 2007. The comparability of our operating results in fiscal 2006 compared to fiscal 2005 is also impacted by acquisitions, principally our acquisition of PeopleSoft in the third quarter of fiscal 2005, and, to a lesser extent, the acquisitions of Siebel in the third quarter of fiscal 2006 and Retek, Inc. in the fourth quarter of fiscal 2005.

In our discussion of changes in our results of operations from fiscal 2007 compared to fiscal 2006, and fiscal 2006 compared to fiscal 2005, we quantify the contribution of our acquired products to growth in new software license revenues, the amount of revenues associated with software license updates and product support as well as On Demand services, and present supplemental disclosure related to acquisition accounting and stock-based compensation where applicable. Although certain revenue contributions from our acquisitions are quantifiable, we are unable to identify the following:

•	The contribution of consulting and education services revenues from acquired companies in fiscal 2007 and 2006 (with the exception of i-flex and Hyperion consulting revenues and Hyperion education revenues for which we disclose the impact in fiscal 2007 in comparison to fiscal 2006) as the significant majority of these services have been fully integrated into our existing operations.

•	The contribution of expenses associated with acquired products and services in fiscal 2007 and 2006 (with the exception of certain i-flex and Hyperion operating expenses for which we disclose the impact in fiscal 2007 in comparison to fiscal 2006) as the significant majority of these services have been fully integrated into our existing operations.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantifications cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. The commissions earned by our integrated sales force generally do not vary based on the application product sold. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different.

•	The significant majority of our acquisitions in the periods presented did not result in our entry into a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting and stock-based compensation are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this annual report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2006, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2007 and May 31, 2006, our financial statements would reflect revenues of $1.35 million in fiscal 2007 (using 1.35 as the exchange rate) and $1.27 million in fiscal 2006 (using 1.27 as the exchange rate). The constant currency presentation would translate the fiscal 2007 results using the fiscal 2006 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

Total Revenues by Geography:
Americas	$9,460	24%	23%	$7,652	32%	31%	$5,798
EMEA(1)	6,037	28%	20%	4,708	10%	15%	4,288
Asia Pacific	2,499	24%	21%	2,020	18%	21%	1,713

Total revenues	17,996	25%	22%	14,380	22%	23%	11,799
Total Operating Expenses	12,022	25%	22%	9,644	24%	25%	7,777

Total Operating Margin	$5,974	26%	21%	$4,736	18%	20%	$4,022

Total Operating Margin%	33%			33%			34%
% Revenues by Geography:
Americas	53%			53%			49%
EMEA	34%			33%			36%
Asia Pacific	13%			14%			15%
Total Revenues by Business:
Software	$14,211	23%	20%	$11,541	23%	24%	$9,421
Services	3,785	33%	29%	2,839	19%	21%	2,378

Total revenues	$17,996	25%	22%	$14,380	22%	23%	$11,799

% Revenues by Business:
Software	79%			80%			80%
Services	21%			20%			20%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal 2007 Compared to Fiscal 2006:  Total revenues increased in fiscal 2007 due to increased demand for our products and services offerings, strong sales execution, and incremental revenues from our acquisitions. Total revenues were positively affected by foreign currency rate fluctuations of 3 percentage points in fiscal 2007 due to the weakening of the United States dollar relative to other major international currencies. Excluding the effects of currency rate fluctuations, new software license revenues contributed 27% to the growth in total revenues, software license updates and product support revenues contributed 47% and services contributed 26%. Excluding the effect of currency rate fluctuations, the Americas contributed 56% to the increase in total revenues, EMEA contributed 30% and Asia Pacific contributed 14%.

Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our acquisitions in fiscal 2007 and fiscal 2006), as well as higher commissions and travel and entertainment expenses associated with both increased revenues and headcount levels. In addition, operating expenses also increased in fiscal 2007 due to higher amortization costs of intangible assets and stock-based compensation expenses related to our adoption of Statement 123R. Operating expenses were negatively affected by foreign currency rate fluctuations of 3 percentage points. The aforementioned increases in operating expenses were partially offset by lower restructuring expenses and the settlement of a pre-acquisition PeopleSoft related contingency that benefited our operating expenses (see Acquisition Related Charges discussion below).

Operating margins as a percentage of total revenues were flat in fiscal 2007 and were favorably affected by foreign currency rate fluctuations of 5 percentage points. Our revenues grew at a faster rate than our operating expenses, excluding amortization costs of intangible assets and stock-based compensation expenses. The increases in those cost categories offset the slower growth in other operating expenses.

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

Operating expenses were favorably affected by 1 percentage point as a result of the strengthening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher headcount levels and associated personnel related costs in sales and marketing, consulting and research and development, higher commissions due to the increase in revenues and greater amortization of intangible assets, offset partially by lower restructuring and acquisition related expenses. Operating margins as a percentage of total revenues decreased slightly in fiscal 2006 due to higher costs associated with acquisitions, principally amortization of intangible assets.

Supplemental Disclosure Related to Acquisition Accounting and Stock-Based Compensation

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Results of Operations” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our results of operations include the following business combination accounting entries and expenses related to acquisitions as well as other expenses including stock-based compensation:

	Year Ended May 31,
(in millions)	2007	2006	2005

Support deferred revenue(1)	$212	$391	$320
Amortization of intangible assets(2)	878	583	219
Acquisition related charges(3)(5)	140	137	208
Restructuring(4)	19	85	147
Stock-based compensation(5)	198	31	25
Income tax effect(6)	(414)	(362)	(264)

	$1,033	$865	$655

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $212 million, $391 million and $320 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Approximately $120 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized in fiscal 2008 that would have otherwise been recognized by the acquired businesses as independent entitles, due to the application of business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with acquisitions, primarily PeopleSoft, Siebel, Hyperion and i-flex. Estimated future amortization expense related to intangible assets is as follows (in millions):

Year Ended
May 31,

2008	$1,114
2009	1,101
2010	976
2011	756
2012	620
Thereafter	1,397

Total	$5,964

(3)	Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-based compensation expenses and personnel related costs for transitional employees. For fiscal 2007, acquisition related charges also included a $52 million benefit related to the settlement of a pre-acquisition lawsuit filed against PeopleSoft on behalf of the U.S. government.

(4)	Restructuring expenses relate to Oracle employee severance and facility closures in connection with restructuring plans initiated in the third quarters of fiscal 2006 and 2005. In fiscal 2007, our restructuring expenses relate to notifications made pursuant to the Fiscal 2006 Oracle Restructuring Plan.

(5)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2007	2006	2005

Sales and marketing	$38	$8	$6
Software license updates and product support	11	3	2
Cost of services	15	7	7
Research and development	85	13	10
General and administrative	49	—	—

Subtotal	198	31	25
Acquisition related charges	9	18	47

Total	$207	$49	$72

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

We adopted Statement 123R on June 1, 2006 under the modified prospective method. Statement 123R requires us to record non-cash operating expenses associated with stock option awards at their estimated fair values. Prior to our Statement 123R adoption, we were required to record stock-based compensation expenses at intrinsic values. Accordingly, prior to our adoption of Statement 123R, substantially all of our stock-based compensation expense related to options assumed from acquisitions. In accordance with the modified prospective method, our financial statements for prior periods have not been restated to reflect, and do not include, the changes in methodology to expense options at fair values in accordance with Statement 123R. As of May 31, 2007, the unrecognized compensation expense related to stock options expected to vest was approximately $356 million and is expected to be recognized over a weighted average period of 1.3 years. See Note 7 of Notes to our Consolidated Financial Statements for additional information regarding our adoption of Statement 123R.

(6)	The income tax effects on purchase accounting adjustments and other significant expenses including stock-based compensation were calculated based on our effective tax rates of 28.6%, 29.7% and 28.8% in fiscal 2007, 2006 and 2005, respectively

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

New Software License Revenues:
Americas	$2,751	18%	18%	$2,323	29%	27%	$1,805
EMEA	2,043	24%	16%	1,650	10%	14%	1,505
Asia Pacific	1,088	17%	15%	932	19%	22%	781

Total revenues	5,882	20%	17%	4,905	20%	21%	4,091
Expenses:
Sales and marketing(1)	3,869	22%	18%	3,169	27%	27%	2,505
Stock-based compensation	38	388%	388%	8	33%	33%	6
Amortization of intangible assets(2)	354	70%	70%	208	251%	251%	59

Total expenses	4,261	26%	23%	3,385	32%	33%	2,570

Total Margin	$1,621	7%	3%	$1,520	0%	2%	$1,521

Total Margin %	28%			31%			37%
% Revenues by Geography:
Americas	47%			47%			44%
EMEA	35%			34%			37%
Asia Pacific	18%			19%			19%
Revenues by Product:
Database and middleware	$4,119	15%	12%	$3,566	9%	11%	$3,265
Applications	1,716	32%	29%	1,303	66%	67%	785

Total revenues by product	5,835	20%	17%	4,869	20%	21%	4,050
Other revenues	47	31%	29%	36	-13%	-12%	41

Total new software license revenues	$5,882	20%	17%	$4,905	20%	21%	$4,091

% Revenues by Product:
Database and middleware	71%			73%			81%
Applications	29%			27%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, new software license revenues grew in all major product lines and across all geographies. Database and middleware revenues contributed 57% to the increase in new software license revenues, while applications revenues contributed 43%. The Americas contributed 50%, EMEA contributed 33% and Asia Pacific contributed 17% to the increase in new software license revenues.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 12% as a result of a gain in market share, increased demand for our database and middleware products as well as incremental revenues from acquired companies. Siebel products contributed incremental revenues of $48 million, Stellent products $26 million, Hyperion products $16 million and other recently acquired products $19 million to the total database and middleware revenue growth in fiscal 2007.

On a constant currency basis, applications revenues increased 29% as a result of a gain in market share resulting from a strengthening of our competitive position in the applications market due to improved product features and functionality and incremental revenues from acquired companies. Siebel products contributed incremental revenues of $130 million, i-flex products $50 million, Hyperion products $27 million, Portal products $22 million, Demantra products $21 million and other recently acquired products $22 million to total applications revenue growth.

New software license revenues earned from transactions over $0.5 million grew by 24% in fiscal 2007 and increased from 45% of new software license revenues in fiscal 2006 to 46% in fiscal 2007.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in fiscal 2007 primarily due to higher personnel related expenses associated with increased headcount, as well as higher commissions expenses associated with both increased revenues and headcount levels. Total new software license margin as a percentage of revenues declined as expenses, including amortization costs of intangible assets, grew at a faster rate than revenues.

Fiscal 2006 Compared to Fiscal 2005:  Excluding the effect of currency rate fluctuations, new software license revenues increased due to strong sales execution in all product lines. Applications revenues contributed 60% to the increase in new software license revenues, while database and middleware revenues contributed 40%. Additionally, new software license revenues increased in all geographic regions. Excluding the effect of currency rate fluctuations, the Americas contributed 57%, EMEA contributed 23% and Asia Pacific contributed 20% to the increase in new software license revenues. New software license revenues in the Americas, specifically in the United States, increased at a faster rate than in other regions primarily due to the relative geographical mix of revenues and location of sales personnel from our acquired companies.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 11% driven by increased demand for database option products, and gain in market share in the application server market as a result of better sales execution and more competitive features and functionality. Siebel products contributed $34 million to the growth in database and middleware revenues.

Excluding the effect of currency rate fluctuations, applications revenues increased 67% as a result of increased demand for our applications products, including products from acquired companies, better sales execution as a result of segmenting our sales force by product and a strengthening of our competitive position in the applications market, particularly in the United States and EMEA. PeopleSoft products contributed $220 million to the growth in applications revenue in fiscal 2006, Siebel products contributed $103 million and Retek products contributed $41 million.

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

Software License Updates and Product Support:  Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support line of business include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support and customer relationships obtained from our acquisitions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

Software License Updates and Product Support Revenues:
Americas	$4,698	24%	23%	$3,790	37%	36%	$2,759
EMEA	2,653	29%	21%	2,052	10%	15%	1,866
Asia Pacific	978	23%	22%	794	13%	16%	705

Total revenues	8,329	25%	22%	6,636	25%	26%	5,330
Expenses:
Software license updates and product support(1)	831	16%	12%	716	16%	17%	616
Stock-based compensation	11	306%	306%	3	15%	15%	2
Amortization of intangible assets(2)	470	34%	34%	351	178%	178%	127

Total expenses	1,312	23%	21%	1,070	44%	45%	745

Total Margin	$7,017	26%	23%	$5,566	21%	23%	$4,585

Total Margin %	84%			84%			86%
% Revenues by Geography:
Americas	57%			57%			52%
EMEA	32%			31%			35%
Asia Pacific	11%			12%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased as a result of the addition of software license updates and product support revenues associated with new software license revenues recognized during the fourth quarter of fiscal 2006 and over the course of fiscal 2007, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 59%, EMEA contributed 29% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

Software license updates and product support revenues in fiscal 2007 include incremental revenues of $310 million from Siebel, $37 million from i-flex, $19 million from Hyperion, and $55 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $212 million, $391 million and $320 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in fiscal 2007, 2006 and 2005, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base, higher amortization expenses resulting from additional intangible assets acquired during fiscal 2007 and fiscal 2006 and higher stock-based compensation expenses. Software license updates and product support expenses include $16 million in incremental expenses from i-flex and Hyperion. Total software license updates and product support margin as a percentage of revenues was flat as intangible asset amortization expense and stock-based compensation grew much faster than revenues and offset the lower growth in other operating expenses.

Fiscal 2006 Compared to Fiscal 2005:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased for similar reasons as noted above. Software license updates and product support revenues in fiscal 2006 include incremental revenues of $797 million from PeopleSoft contracts and $90 million from Siebel contracts. Excluding the effect of currency rate fluctuations, the Americas contributed 72% to the growth in software license updates and product support revenues, EMEA contributed 20% and Asia Pacific contributed 8%. Software license updates and product support revenues in the Americas, specifically in the United States, increased at a faster rate than in other regions primarily due to the relative geographical mix of revenues and existing support contract bases of our acquired companies.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

Consulting Revenues:
Americas	$1,534	33%	32%	$1,157	21%	20%	$956
EMEA	1,033	34%	24%	771	8%	13%	716
Asia Pacific	302	57%	52%	192	39%	42%	138

Total revenues	2,869	35%	31%	2,120	17%	19%	1,810
Expenses:
Cost of services(1)	2,477	32%	27%	1,878	21%	22%	1,549
Stock-based compensation	9	36%	36%	7	9%	9%	6
Amortization of intangible assets(2)	30	585%	579%	4	226%	226%	1

Total expenses	2,516	33%	29%	1,889	21%	23%	1,556

Total Margin	$353	53%	47%	$231	-9%	-7%	$254

Total Margin %	12%			11%			14%
% Revenues by Geography:
Americas	53%			55%			53%
EMEA	36%			36%			39%
Asia Pacific	11%			9%			8%

(1)	Excluding stock-based compensation

(2)	Included as a component of ’Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, consulting revenues increased primarily due to an increase in application product implementations resulting from higher new application software license revenues over the last year, $359 million of incremental revenues from i-flex, which we acquired at the beginning of fiscal 2007, and $16 million of incremental revenues from Hyperion. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 29% and Asia Pacific contributed 16% to the increase in consulting revenues.

Excluding the effect of currency rate fluctuations, consulting expenses increased as a result of higher personnel related expenses attributed to higher headcount levels and third-party contractor expenses. Consulting expenses include $281 million of incremental expenses from i-flex and $17 million from Hyperion. Total consulting margin as a percentage of revenues increased primarily due to higher margins contributed by i-flex.

Fiscal 2006 Compared to Fiscal 2005:  The increase in consulting revenues is primarily due to an increase in application product implementations and billable hours primarily provided by consultants who were formerly employed by our acquired companies. Excluding the effect of currency rate fluctuations, the Americas contributed 56% to the growth in consulting revenues, EMEA contributed 26% and Asia Pacific contributed 18%.

Consulting expenses increased as a result of higher salary and benefit expenses due to additional resources we acquired as part of our acquisitions and increased external contractor costs due to employee attrition. The total consulting margin as a percentage of revenues declined in fiscal 2006 in comparison to fiscal 2005 as a result of additional consulting expenses attributed to headcount levels and external contractor related expenditures.

On Demand:  On Demand includes Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for our database and middleware as well as our applications software at our data center facilities or at a site of our customer’s choosing. CRM On Demand is a service offering that provides our customers with our Siebel CRM software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of configuration and performance analysis, personalized support and on-site technical services. The cost of providing On Demand services consists primarily of personnel related expenditures and hardware and facilities costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

On Demand Revenues:
Americas	$313	35%	35%	$231	41%	40%	$165
EMEA	176	49%	39%	118	26%	32%	93
Asia Pacific	68	46%	42%	48	13%	12%	41

Total revenues	557	40%	37%	397	32%	33%	299
Expenses:
Cost of services(1)	574	49%	45%	385	52%	53%	253
Stock-based compensation	4	*	*	—	*	*	—
Amortization of intangible assets(2)	14	365%	365%	3	*	*	—

Total expenses	592	52%	47%	388	53%	53%	253

Total Margin	$(35)	-553%	-512%	$9	-83%	-76%	$46

Total Margin %	-6%			2%			15%
% Revenues by Geography:
Americas	56%			58%			55%
EMEA	32%			30%			31%
Asia Pacific	12%			12%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, On Demand revenues increased due to higher Advanced Customer Services revenues, and the expansion of our subscription base in both Oracle On Demand and CRM On Demand services. Advanced Customer Services revenues contributed 46% of the growth, while Oracle On Demand and CRM On Demand contributed 33% and 21%, respectively. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 32% and Asia Pacific contributed 13% to the increase in On Demand revenues. Advanced Customer Services revenues included $50 million of incremental revenues from Siebel in fiscal 2007 while CRM On Demand revenues included $31 million.

Excluding the effect of currency rate fluctuations, On Demand expenses increased due to higher personnel related expenditures, higher amortization expenses resulting from intangible assets, as well as higher technology infrastructure related costs to support the expansion of our customer base. CRM On Demand expense growth reflects a full year of expenses related to our Siebel CRM On Demand employees (in comparison to only four months in fiscal 2006). Total On Demand margin as a percentage of revenues decreased, primarily driven by more rapid growth in personnel related expenses in comparison to revenues, and to a lesser extent, growth in technology infrastructure related expenditures in Oracle On Demand and CRM On Demand as well as amortization of intangible assets. Advanced Customer Services operating margins remained flat compared with the prior year while operating losses in both Oracle On Demand and CRM On Demand increased.

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

On Demand expenses increased due to higher personnel related expenditures in both our Oracle On Demand and Advanced Customer Services businesses as a result of additional resources acquired from Siebel as well as higher computer and technology related charges and external contractor costs in our Oracle On Demand business. The total On Demand margin as a percentage of revenues declined due to lower margins associated with the CRM On Demand offering as well as additional expenditures incurred to support planned future growth.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware as well as applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

Education Revenues:
Americas	$164	9%	8%	$151	34%	32%	$113
EMEA	132	13%	6%	117	8%	13%	108
Asia Pacific	63	16%	14%	54	13%	15%	48

Total revenues	359	11%	8%	322	20%	21%	269
Expenses:
Cost of services(1)	283	15%	11%	246	10%	11%	224
Stock-based compensation	2	*	*	—	-100%	-100%	1

Total expenses	285	16%	12%	246	10%	11%	225

Total Margin	$74	-2%	-5%	$76	69%	73%	$44

Total Margin %	21%			24%			16%
% Revenues by Geography:
Americas	46%			47%			42%
EMEA	37%			36%			40%
Asia Pacific	17%			17%			18%

(1)	Excluding stock-based compensation

*	Not meaningful

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, education revenues grew primarily due to an increase in customer training on the use of our application products, as well as $5 million of incremental revenues from our acquisition of Hyperion. The Americas contributed 46%, EMEA contributed 26% and Asia Pacific contributed 28% to the increase in education revenues.

Excluding the effects of currency rate fluctuations, education expenses increased due to incremental headcount and associated personnel related expenditures, as well as higher third party contractor and royalty fees associated with increased revenues. Education expenses also include $3 million of incremental expenses from Hyperion. Total education margin as a percentage of revenues decreased as expenses grew at a higher rate than revenues.

Fiscal 2006 Compared to Fiscal 2005:  Education revenues increased due to an increase in customer training on the use of our acquired applications products. Excluding the effect of currency rate fluctuations, the Americas contributed 64%, EMEA contributed 24% and Asia Pacific contributed 12% to the overall increase in education revenues.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

Research and development(1)	$2,110	14%	11%	$1,859	25%	24%	$1,481
Stock-based compensation	85	541%	541%	13	31%	31%	10
Amortization of intangible assets(2)	10	-47%	-47%	17	-49%	-38%	32

Total expenses	$2,205	17%	16%	$1,889	24%	24%	$1,523
% of Total Revenues	12%			13%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, research and development expenses increased due to higher salary and benefits expenses associated with higher headcount levels, increased stock-based compensation expenses due to the adoption of Statement 123R and increased external contractor expenses. Research and development expenses include incremental expenses of $25 million from i-flex and $19 million from Hyperion. Research and development headcount increased by approximately 3,600 employees, consisting of a 33% increase in personnel in our applications products divisions and a 14% increase in personnel in our database and middleware products division. The increase in applications headcount includes approximately 1,200 employees acquired from i-flex and 200 from Hyperion, while the increase in database and middleware headcount includes approximately 400 employees acquired from Hyperion.

Fiscal 2006 Compared to Fiscal 2005:  Research and development headcount increased by approximately 1,300, which represented a 13% increase in personnel in our database and middleware products division and a 5% increase in personnel in our applications products division. The increase in database and middleware headcount was primarily due to hiring of resources outside the United States, while the increase in applications headcount was primarily due to Siebel resources acquired. Research and development expenses increased due to incremental salary and benefits for the additional headcount, higher discretionary bonus expenditures and higher facility and technology costs, partially offset by lower external contractor costs.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

General and Administrative(1)	$643	16%	13%	$555	1%	3%	$550
Stock-based compensation	49	*	*	—	*	*	—

Total expenses	$692	25%	22%	$555	1%	3%	$550
% of Total Revenues	4%			4%			5%

(1)	Excluding stock-based compensation

*	Not meaningful

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased during fiscal 2007 as a result of higher personnel related costs associated with increased headcount to support our expanding operations, the recognition of stock-based compensation expenses due to the adoption of Statement 123R and increased professional services fees, primarily litigation related expenses. General and administrative expenses include incremental expenses of $25 million from i-flex and $10 million from Hyperion.

Fiscal 2006 Compared to Fiscal 2005:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased slightly due to higher litigation expenses and increased salary costs, partially offset by lower bonus expenditures.

Amortization of Intangible Assets:

	Year Ended May 31,
(Dollars in millions)	2007	Change	2006	Change	2005

Software support agreements and related relationships	$321	33%	$241	174%	$88
Developed technology	355	72%	206	140%	86
Core technology	133	46%	91	203%	30
Customer contracts	44	47%	30	200%	10
Trademarks	25	67%	15	200%	5

Total amortization of intangible assets	$878	51%	$583	166%	$219

Fiscal 2007 Compared to Fiscal 2006:  Amortization of intangible assets increased due to the amortization of purchased intangibles from Hyperion, Siebel (a full year of amortization in fiscal 2007 in comparison to four months in fiscal 2006), i-flex and other acquisitions that we consummated in the past two fiscal years. See Note 14 of Notes to Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

Fiscal 2006 Compared to Fiscal 2005:  Amortization of intangible assets increased due to amortization of purchased intangibles from Siebel and other acquisitions in fiscal 2006 as well as a full year of amortization in fiscal 2006 related to PeopleSoft intangibles acquired compared with only five months of amortization in fiscal 2005.

Acquisition Related Charges:  Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel related expenses for transitional employees. Stock-based compensation included in acquisition related charges relates to unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Year Ended May 31,
(Dollars in millions)	2007	Change	2006	Change	2005

In-process research and development	$151	94%	$78	70%	$46
Transitional employee related expenses	24	-20%	30	-42%	52
Stock-based compensation	9	-50%	18	-62%	47
Professional fees	8	-27%	11	-83%	63
PeopleSoft pre-acquisition legal contingency accrual	(52)	*	—	*	—

Total acquisition related charges	$140	2%	$137	-34%	$208

*	Not meaningful

Fiscal 2007 Compared to Fiscal 2006:  Acquisition related charges increased primarily due to in-process research and development charges resulting from our acquisitions of Hyperion, i-flex and others in fiscal 2007. This increase was offset by a $52 million benefit related to the settlement of a lawsuit filed in October 2003 against PeopleSoft on behalf of the U.S. government, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with our acquisition of PeopleSoft. On October 10, 2006, we agreed to pay the U.S. government approximately $98 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency is to be included as an element of net income in the period of settlement, versus an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in our third quarter of fiscal 2006, the favorable difference of $52 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statement of operations for fiscal 2007.

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

	Year Ended May 31,
(Dollars in millions)	2007	Change	2006	Change	2005

Severance costs	$19	-78%	$85	-33%	$126
Excess facilities	—	*	—	-100%	21

Total restructuring charges	$19	-78%	$85	-42%	$147

Fiscal 2007 Compared to Fiscal 2006:  Restructuring expenses decreased as our management did not initiate and communicate any plans to restructure our Oracle-based operations during fiscal 2007. Restructuring expenses in fiscal 2007 relate to notifications made pursuant to the Fiscal 2006 Oracle Restructuring Plan.

Fiscal 2006 Compared to Fiscal 2005:  Restructuring expenses decreased in fiscal 2006 due to lower headcount terminations and related severance costs. Additionally, the restructuring program in fiscal 2005 included $21 million of facility exit and termination costs.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

Interest expense	$343	103%	104%	$169	25%	26%	$135

Fiscal 2007 Compared to Fiscal 2006:  Interest expense increased in fiscal 2007 due to higher average borrowings in fiscal 2007 related to our $5.75 billion aggregate principal amount of senior notes issued in January 2006 (of which $1.5 billion was redeemed by us in May 2007), our $2.1 billion of commercial paper issuances (of which approximately $1.4 billion remained outstanding as of May 31, 2007) and our $2.0 billion of senior notes issued in May 2007.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	Actual	Constant	2005

Interest income	$295	74%	72%	$170	-8%	-8%	$185
Foreign currency gains (losses)	45	15%	19%	39	-368%	-374%	(14)
Net investment gains related to equity securities	22	-11%	-10%	25	1301%	1292%	2
Minority interest	(71)	72%	70%	(41)	-2%	-2%	(42)
Other	64	28%	22%	50	52%	52%	33

Total non-operating income, net	$355	46%	45%	$243	49%	50%	$164

Fiscal 2007 Compared to Fiscal 2006:  Non-operating income, net increased in fiscal 2007 primarily due to higher interest income attributable to an increase in average interest rates (the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 3.04% in fiscal 2006 to 3.97% in fiscal 2007), partially offset by higher minority interests’ share in the net profits of i-flex and Oracle Japan.

Fiscal 2006 Compared to Fiscal 2005:  Non-operating income, net increased in fiscal 2006 as a result of higher foreign currency gains on our Japanese net investment hedge and the Chinese currency revaluation, $14 million of equity in earnings associated with our interest in i-flex and higher gains on sales of equity securities. Interest income decreased slightly due to lower average cash, cash equivalents and marketable securities balances, partially offset by higher interest rates. The weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 1.93% in fiscal 2005 to 3.04% in fiscal 2006.

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

	Year Ended May 31,
(Dollars in millions)	2007	Change	2006	Change	2005

Provision for income taxes	$1,712	20%	$1,429	23%	$1,165
Effective tax rate	28.6%		29.7%		28.8%

Fiscal 2007 Compared to Fiscal 2006:  Provision for income taxes increased in fiscal 2007 primarily due to higher earnings before tax, partially offset by a lower effective tax rate. Our effective tax rate for fiscal 2007 was slightly lower than in fiscal 2006 primarily due to additional research and development tax credits as well as agreements reached with foreign tax authorities on certain tax positions.

Fiscal 2006 Compared to Fiscal 2005:  Provision for income taxes increased in fiscal 2006 due to higher earnings before tax and a higher effective tax rate. The increase in the effective tax rate in fiscal 2006 is primarily attributable to a higher percentage of earnings in high tax jurisdictions as compared with other lower tax rate jurisdictions. In addition, we did not benefit from certain non-recurring tax events in fiscal 2006 that occurred in fiscal 2005, including the settlement of audits and expiration of statutes of limitations on certain tax assessments and the true-up of estimated tax accruals upon the filing of our prior year tax returns. We also incurred higher non-deductible in-process research and development charges in fiscal 2006.

Liquidity and Capital Resources

	May 31,
(Dollars in millions)	2007	Change	2006	Change	2005

Working capital	$3,496	-31%	$5,044	1,210%	$385
Cash, cash equivalents and marketable securities	$7,020	-8%	$7,605	59%	$4,771

Working capital:  The decrease in working capital in fiscal 2007 was primarily a result of cash used to pay for our acquisitions and stock repurchases, partially offset by increases in operating cash flows from higher sales volumes, proceeds received from employee stock option exercises and an increase in our long-term borrowings. The increase in working capital in fiscal 2006 is primarily due to our issuance of $5.75 billion long-term senior notes in January 2006 as well as greater cash flows from operations from higher sales volumes, partially offset by cash used to pay for acquisitions, stock repurchases, and the reduction of our other debt obligations.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and United States government agency notes. Cash, cash equivalents and marketable securities include $5.0 billion held by our foreign subsidiaries as of May 31, 2007. The decrease in cash, cash equivalents and marketable securities is a result of cash used to pay for acquisitions and stock repurchases, partially offset by an increase in our operating cash flows from higher sales volumes, increases in our short-term and long-term borrowings and proceeds from stock option exercises.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 62 days at May 31, 2007 compared with 55 days at May 31, 2006. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenues related to adjusting the carrying value for deferred support revenues acquired to fair value. Our increase in days sales outstanding is primarily due to higher days sales outstanding from acquired companies, as well as differences in the timing of completion of certain sales transactions between years.

	Year Ended May 31,
(Dollars in millions)	2007	Change	2006	Change	2005

Cash provided by operating activities	$5,520	22%	$4,541	28%	$3,552
Cash used for investing activities	$(4,971)	48%	$(3,359)	-42%	$(5,753)
Cash (used for) provided by financing activities	$(1,139)	-175%	$1,527	-19%	$1,884

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

Fiscal 2007 Compared to Fiscal 2006:  Cash flows provided by operating activities increased in fiscal 2007 primarily due to higher net income before non-cash charges, partially offset by increased accounts receivables due to fourth quarter fiscal 2007 revenue growth, cash payments to terminate leases associated with excess facilities assumed in the Siebel acquisition, an increase in cash interest payments resulting from higher average borrowings and the settlement of a pre-acquisition lawsuit filed against PeopleSoft.

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

Fiscal 2007 Compared to Fiscal 2006:  Cash used for investing activities increased in fiscal 2007 due to an increase in cash used for acquisitions, net of cash acquired. We paid cash to purchase a number of companies in fiscal 2007 including Hyperion, Stellent, MetaSolv, and Portal Software, and to purchase additional equity securities in i-flex. Cash outflows in fiscal 2006 primarily relate to our acquisition of Siebel and our equity investment purchases in i-flex.

Fiscal 2006 Compared to Fiscal 2005:  Cash used for investing activities decreased in fiscal 2006 primarily due to lower cash payments for acquisitions, net of cash acquired, as well as proceeds from property sales. Investing cash outflows in fiscal 2005 include cash paid for our acquisition of PeopleSoft, whereas investing cash outflows in fiscal 2006 primarily relate to our acquisition of Siebel and our equity investment purchases in i-flex.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activity.

Fiscal 2007 Compared to Fiscal 2006:  Net cash used for financing activities in fiscal 2007 primarily relates to an increase in stock repurchases and lower borrowings net of repayments when compared with the prior year. At May 31, 2007 we had approximately $4.2 billion available for share repurchases pursuant to a program authorized by our Board of Directors and we intend to continue to repurchase shares pursuant to this program.

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

	Year Ended May 31,
(Dollars in millions)	2007	Change	2006	Change	2005

Cash provided by operating activities	$5,520	22%	$4,541	28%	$3,552
Capital expenditures(1)	$(319)	35%	$(236)	26%	$(188)

Free cash flow	$5,201	21%	$4,305	28%	$3,364

Net income	$4,274	26%	$3,381	17%	$2,886

Free cash flow as a percent of net income	122%		127%		117%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

In fiscal 2007, 2006 and 2005, $891 million, $618 million and $456 million or approximately 15%, 13% and 11%, respectively, of our new software license revenues were financed through our financing division. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of May 31, 2007:

	Year Ending May 31,
(Dollars in millions)	Total	2008	2009	2010	2011	2012	Thereafter

Principal payments on short-term borrowings and long-term debt(1)	$7,611	$1,361	$1,000	$1,000	$2,250	$—	$2,000
Capital leases(2)	3	3	—	—	—	—	—
Interest payments on short-term borrowings and long-term debt(1)	1,658	325	321	269	218	105	420
Operating leases(3)	1,448	339	301	242	162	124	280
Purchase obligations(4)	292	73	196	3	3	3	14
Funding commitments(5)	3	3	—	—	—	—	—

Total contractual obligations	$11,015	$2,104	$1,818	$1,514	$2,633	$232	$2,714

(1)	Short-term borrowings and long-term debt consists of the following as of May 31, 2007:

Principal Balance

Commercial paper notes (effective interest rate of 5.33)%	$1,355
Floating rate senior notes due May 2009 (effective interest rate of 5.38)%	1,000
Floating rate senior notes due May 2010 (effective interest rate of 5.42)%	1,000
5.00% senior notes due January 2011, net of discount of $6	2,244
5.25% senior notes due January 2016, net of discount of $9	1,991
Other	3

Total borrowings	$7,593

(1)	Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of May 31, 2007 for variable rate borrowings. See Note 5 of Notes to Consolidated Financial Statements for additional information related to our borrowings.

(2)	Represents remaining payments under capital leases of computer equipment assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $364 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2007.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

In May 2007, we entered into an agreement to acquire Agile Software Corporation, a leading provider of product lifecycle management software, for $8.10 per share in cash, or approximately $495 million. The merger is subject to stockholder and regulatory approval and other customary closing conditions and is expected to close in mid to late July 2007. This commitment is not reflected in the above table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Financing Activities

Commercial Paper Program

In February 2006, we entered into dealer agreements with various financial institutions and an Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, relating to a $3.0 billion commercial paper program (CP Program). Under the CP Program, we may issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. In fiscal 2007, we issued approximately $2.1 billion of short-term promissory notes (Commercial Paper Notes) pursuant to our CP Program, of which $1.4 billion remained outstanding and $1.6 billion remained as additional capacity under our CP Program as of May 31, 2007. The maturities of the Commercial Paper Notes ranged between two weeks and three months and the weighted average yield, including issuance costs, was 5.33% at May 31, 2007. We did not have any outstanding borrowings under our CP Program at May 31, 2006.

Senior Notes Payable

In May 2007, we issued $2.0 billion of floating rate senior notes, of which $1.0 billion is due May 2009 (New 2009 Notes) and $1.0 billion is due May 2010 (2010 Notes). We issued the New 2009 Notes and 2010 Notes to fund the redemption of the $1.5 billion of senior floating rate notes that we issued in fiscal 2006 (see below) and for general corporate purposes. The New 2009 Notes and 2010 Notes bear interest at a rate of three-month USD LIBOR plus 0.02% and 0.06%, respectively, and interest is payable quarterly. The New 2009 Notes and 2010 Notes may not be redeemed prior to their maturity.

In January 2006, we issued $5.75 billion of senior notes consisting of $1.5 billion of floating rate senior notes due 2009 (Original 2009 Notes), $2.25 billion of 5.00% senior notes due 2011 (2011 Notes) and $2.0 billion of 5.25% senior notes due 2016 (2016 Notes and together with the Original 2009 Notes and the 2011 Notes, Original Senior Notes) to finance the Siebel acquisition and for general corporate purposes. On June 16, 2006, we completed a registered exchange offer of the Original Senior Notes for registered senior notes with substantially identical terms to the Original Senior Notes.

In May 2007 we redeemed the Original 2009 Notes for their principal amount plus accrued and unpaid interest. Our 2011 Notes and 2016 Notes may also be redeemed at any time, subject to payment of a make-whole premium. The 2011 Notes and 2016 Notes bear interest at the rate of 5.00% and 5.25% per year, respectively. Interest is payable semi-annually for the 2011 notes and 2016 notes.

The effective interest yields of the New 2009 Notes, 2010 Notes, 2011 Notes and 2016 Notes (collectively, the Senior Notes) at May 31, 2007 were 5.38%, 5.42%, 5.09% and 5.33%, respectively.

The Senior Notes rank pari passu with the Commercial Paper Notes and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation will be effectively senior to the Senior Notes and the Commercial Paper Notes.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund acquisitions, including the Agile acquisition, and repurchase common stock with our internally available cash and investments, cash generated from operations, amounts available under our credit facilities, additional borrowings or from the issuance of additional securities.

Quarterly Results of Operations

Quarterly revenues and expenses have historically been affected by a variety of seasonal factors, including sales compensation plans. These seasonal factors are common in the software industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been the highest revenue quarter. We expect this trend to continue in the first quarter of fiscal 2008. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer.

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

	Fiscal 2007 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31

Revenues	$3,591	$4,163	$4,414	$5,828
Gross profit	$1,666	$2,024	$2,197	$3,143
Operating income	$943	$1,357	$1,394	$2,281
Net income	$670	$967	$1,033	$1,604
Earnings per share—basic	$0.13	$0.19	$0.20	$0.31
Earnings per share—diluted	$0.13	$0.18	$0.20	$0.31

	Fiscal 2006 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31

Revenues	$2,768	$3,292	$3,470	$4,851
Gross profit	$1,311	$1,705	$1,779	$2,606
Operating income	$712	$1,116	$1,052	$1,857
Net income	$519	$798	$765	$1,300
Earnings per share—basic	$0.10	$0.15	$0.15	$0.25
Earnings per share—diluted	$0.10	$0.15	$0.14	$0.24

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution for each of the last three full fiscal years has been less than 2.0% and has averaged 1.7% per year. The potential dilution percentage is calculated as the new option grants for the year (including options assumed in acquisitions), net of options forfeited by employees leaving the company, divided by the total outstanding shares at the beginning of the year. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At May 31, 2007, 12% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to repay indebtedness or for other purposes. At May 31, 2007, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.5%.

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

Options activity from June 1, 2004 through May 31, 2007 is summarized as follows:

(Shares
in millions)

Options outstanding at May 31, 2004	440
Options granted	171
Options assumed	204
Options exercised	(264)
Forfeitures and cancellations	(117)

Options outstanding at May 31, 2007	434

Average annualized options granted, net of forfeitures	86
Average annualized stock repurchases	165
Shares outstanding at May 31, 2007	5,107
Weighted-average shares outstanding from June 1, 2004 through May 31, 2007	5,168
Options outstanding as a percent of shares outstanding at May 31, 2007	8.5%
In the money options outstanding (based on our May 31, 2007 stock price) as a percent of shares outstanding at May 31, 2007	7.5%
Average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2004 through May 31, 2007	1.7%
Average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of average shares outstanding from June 1, 2004 through May 31, 2007	-1.5%

Our Compensation Committee approves the annual organization-wide option grants to selected employees during the ten business-day period following the two business days after the announcement of our fiscal year-end earnings report.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Income Rate Risk.  In the first quarter of fiscal 2007, we began designating newly acquired fixed income investments as available-for-sale. As a result of the available-for-sale designation, all securities purchased after May 31, 2006 are recorded on the balance sheet at fair market value. As of May 31, 2007, substantially all investments held are classified as available-for-sale.

We generally purchase investments with relatively short maturities. Therefore, interest rate movements generally do not materially affect the valuation of our investments. Auction rate securities are reported on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 7 to 28 days. Changes in the overall level of interest rates affect our interest income that is generated from our investments. For fiscal 2007, total interest income was $295 million with investments yielding an average 3.97% on a worldwide basis. This interest rate level was up approximately 93 basis points from 3.04% for fiscal 2006. If overall interest rates fell by a similar amount (93 basis points) in fiscal 2008, our interest income would decline by approximately $70 million, assuming consistent investment levels. The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at May 31, 2007. The cash, cash equivalent and marketable securities balances approximate fair value at May 31, 2007:

	Amortized	Weighted Average
(Dollars in millions)	Principal Amount	Interest Rate

Cash and cash equivalents	$6,218	4.08%
Marketable securities	802	2.89%

Total cash, cash equivalents and marketable securities	$7,020	3.95%

The following table includes the United States dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

Amortized
Principal
Amount at
May 31,
(in millions)	2007

Euro	$892
Japanese Yen	681
British Pound	371
Chinese Renminbi	336
Canadian Dollar	237
Australian Dollar	218
South African Rand	118
Other currencies	1,359

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$4,212

Interest Expense Rate Risk.  Borrowings as of May 31, 2007 were $7.6 billion, consisting of $5.6 billion of fixed rate borrowings and $2.0 billion of variable rate borrowings. Our variable rate borrowings were as follows at May 31, 2007:

(Dollars in millions)	Borrowings	Effective Interest Rate

Floating rate senior notes due May 2009(1)	$1,000	5.38%
Floating rate senior notes due May 2010(1)	1,000	5.42%

Total borrowings subject to variable interest rate fluctuations	$2,000

(1)	The 2009 and 2010 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.02% per year and 0.06% per year, respectively.

Interest expense for fiscal 2007 was $343 million. Based on effective interest rates at May 31, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $17 million annually.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains

(losses) included in non-operating income, net in the accompanying consolidated statements of operations were $17 million, $15 million and $(28) million in fiscal 2007, 2006 and 2005, respectively. The unrealized gains (losses) of our outstanding foreign currency forward contracts were $5 million and $(0.3) million at May 31, 2007 and 2006, respectively.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2007. Notional weighted average exchange rates listed in the tables below are quoted using market conventions. All of our forward contracts mature within one year with the substantial majority maturing within 90 days or less as of May 31, 2007.

Tables of Forward Contracts:

United States Dollar Foreign Exchange Contracts

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars for	Weighted Average
	for U.S. Dollars	Foreign Currency	Exchange Rate
(Dollars in millions)	(Notional Amount)	(Notional Amount)	(Market Convention)

Functional Currency:
Australian Dollar	$11	$5	0.82
British Pound	—	6	1.98
Canadian Dollar	30	7	1.07
Chilean Peso	3	—	526.10
Chinese Renminbi	177	—	7.57
Columbian Peso	6	—	1,925.00
Indian Rupee	29	123	45.82
Israel Shekel	—	4	4.01
Japanese Yen	25	—	120.22
Korean Won	18	—	926.90
Mexican Peso	7	—	10.84
New Zealand Dollar	4	—	0.72
Philippine Peso	14	—	46.12
Saudi Arabian Riyal	32	—	3.75
Singapore Dollar	2	84	1.52
South African Rand	12	—	7.19
Taiwan Dollar	4	—	32.79
Thai Baht	7	—	33.50

Total	$381	$229

Euro Foreign Exchange Contracts

	Exchange	Exchange	Notional
	Foreign Currency	Euros for	Weighted Average
	for Euros	Foreign Currency	Exchange Rate
(Euros in millions)	(Notional Amount)	(Notional Amount)	(Market Convention)

Functional Currency:
Swiss Franc	€5	€—	1.64
Danish Krone	3	—	7.45
British Pound	42	—	0.68
Indian Rupee	—	4	54.31
Israeli Shekel	4	—	5.44
Norwegian Krone	4	—	8.11
Polish Zloty	5	—	3.83
Saudi Arabian Riyal	3	—	5.07
Slovakian Koruna	1	—	34.08
Swedish Krona	5	—	9.26
United States Dollar	19	—	1.35
South African Rand	27	—	9.73

Total	€118	€4

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

Net gains (losses) on investment hedges reported in stockholders’ equity prior to tax effects were $45 million, $23 million and $(23) million in fiscal 2007, 2006 and 2005, respectively. The net gain on investment hedges reported in non-operating income, net were $28 million, $24 million and $14 million in fiscal 2007, 2006 and 2005, respectively.

At May 31, 2007, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.2 million at May 31, 2007 and 2006. As of May 31, 2007, the Yen investment hedge has a notional amount of $548 million and an exchange rate of 120.22 Yen for each United States dollar.

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

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2007. We reviewed the results of management’s assessment with our Finance and Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on November 2, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the responsive information to be contained in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	May 31, 2007
	Number of		Number of Shares
	Shares to be Issued	Weighted Average	Remaining Available for
	Upon Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by stockholders	356,148,558	$13.52	432,842,962	(2)
Equity compensation plans not approved by stockholders(3)	79,802,812	$13.93	—

Total	435,951,370		432,842,962

(1)	These numbers exclude the shares listed under the column heading “Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	This number includes 84,212,131 shares available for future issuance under the Oracle Corporation Employee Stock Purchase Plan (1992).

(3)	These options were assumed in connection with our acquisitions in fiscal 2007, fiscal 2006 and fiscal 2005. No additional awards were or can be granted under the plans that originally issued these options.

Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page

II Valuation and Qualifying Accounts	110

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC (the original Exhibit number is referenced parenthetically).

Exhibit
Number		Exhibit Title

2	.01(1)	Agreement and Plan of Merger dated as of September 12, 2005, as amended, by and among Oracle Systems Corporation (formerly named Oracle Corporation), Siebel Systems, Inc., Oracle Corporation (formerly named Ozark Holding Inc.), Ozark Merger Sub Inc. and Sierra Merger Sub Inc. (2.1)
2	.02(2)	Agreement and Plan of Merger, dated February 28, 2007, among Oracle Corporation, Hyperion Solutions Corporation and Hotrod Acquisition Corporation (2.1)
3	.01(1)	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation (3.1)

Exhibit
Number		Exhibit Title

3	.02(3)	Amended and Restated Bylaws of Oracle Corporation (3.02)
4	.01(4)	Specimen Certificate of Registrant’s Common Stock (4.01)
4	.02(1)	Preferred Share Rights Agreement between Oracle Corporation and Computershare Trust Company, N.A., as rights agent, dated as of January 31, 2006 (10.1)
4	.03(5)	Indenture dated January 13, 2006, among Oracle Systems Corporation, Oracle Corporation and Citibank, N.A. (10.34)
4	.04(5)	Forms of Old 2011 Note and Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A. (10.35)
4	.05(6)	Forms of New 5.00% Note due 2011 and New 5.25% Note due 2016 (4.4)
4	.07(7)	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A. (4.3)
4	.08(8)	Forms of New Floating Rate Note due 2009 and New Floating Rate Note due 2001, together with Officers’ Certificate issued May 15, 2002 setting forth the terms of the Notes (4.01)
10	.01(9)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003 (10.17)
10	.02(10)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005 (10.01)
10	.03(11)*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as approved on October 9, 2006 (10.29)
10	.04(12)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999 (10.11)
10	.05(13)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000 (10.09)
10	.06(13)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000 (10.10)
10	.07(14)*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004 (10.07)
10	.08(15)*	Form of Stock Option Agreements for the 2000 Long-Term Equity Incentive Plan (10.08)
10	.09(15)*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan (10.09)
10	.10(15)*	Form of Indemnification Agreement for Directors and Executive Officers (10.10)
10	.11(15)*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and employment agreement dated May 15, 2003 (10.11)
10	.12(16)*	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr. (10.25)
10	.13(15)*	Offer letter dated September 7, 2004 to Juergen Rottler and employment agreement dated September 3, 2004 (10.13)
10	.14(11)*	Description of the Fiscal Year 2007 Executive Bonus Plan (10.28)
10	.15(17)*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales (10.29)
10	.16(17)*	Form of Executive Bonus Plan Agreement for the Oracle Executive Bonus Plan, Sales and Consulting (10.30)
10	.17(18)	$700,000,000 Facility Agreement dated May 20, 2005, between Oracle Technology Company and ABN AMRO Bank N.V. (10.23)
10	.18(18)	Guaranty dated May 20, 2005, by Oracle Corporation for the benefit of ABN AMRO Bank N.V. (10.24)
10	.19(19)	First Amendment dated as of January 5, 2006, to the Facility Agreement between Oracle Technology Company and ABN AMRO Bank, N.V. and the Guaranty by Oracle Systems Corporation for the benefit of ABN AMRO Bank, N.V., each dated as of May 20, 2005 (10.32)
10	.20(19)	$5,000,000,000 364-Day Term Loan Agreement dated as of January 5, 2006, among Oracle Corporation, Oracle Systems Corporation and the lenders and agents named therein (10.33)

Exhibit
Number		Exhibit Title

10	.21(20)	Form of Commercial Paper Dealer Agreement relating to the $3,000,000,000 Commercial Paper Program (10.2)
10	.22(20)	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006 (10.3)
10	.23(21)	$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein (10.4)
10	.24(22)*	Offer Letter dated June 20, 2005 to Gregory B. Maffei and employment agreement dated June 21, 2005 (10.24)
10	.25(23)*	Amendment dated September 8, 2005, to the Offer Letter dated June 20, 2005, to Gregory B. Maffei (10.26)
10	.26(24)*	Resignation Agreement dated November 3, 2005, of Gregory B. Maffei (10.28)
10	.27(25)*	Offer letter dated January 31, 1997 to Sergio Giacoletto and employment agreement dated February 20, 1997 (10.27)
21.01		Subsidiaries of the Registrant
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K12G3 filed on February 6, 2006

(2)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on March 6, 2007

(3)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on July 14, 2006

(4)	Incorporated by reference to Oracle Corporation’s Annual Report on Form 10-K filed July 21, 2006

(5)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on January 20, 2006

(6)	Incorporated by reference to Oracle Corporation’s Form S-4/A filed on April 14, 2006

(7)	Incorporated by reference to Oracle Corporation’s Form S-3ASR filed on May 10, 2007

(8)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on May 15, 2007

(9)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed December 22, 2004

(10)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed September 28, 2005

(11)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on October 12, 2006

(12)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed January 14, 2000

(13)	Incorporated by reference to Oracle Systems Corporation’s Annual Report on Form 10-K filed August 28, 2000

(14)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed November 4, 2004

(15)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed September 17, 2004

(16)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed August 30, 2005

(17)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q filed January 5, 2006

(18)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on May 26, 2005

(19)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed January 11, 2006

(20)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on February 9, 2006

(21)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed March 21, 2006

(22)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed June 27, 2005

(23)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on September 9, 2005

(24)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K filed on November 9, 2005

(25)	Incorporated by reference to Oracle Corporation’s Quarterly Report on Form 10-Q filed December 21, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oracle Corporation’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective June 1, 2006. As discussed in Note 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” in fiscal 2007.

/s/ ERNST & YOUNG LLP

San Francisco, California
June 28, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited management’s assessment, which is contained in Part I, Item 9A of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting,” that Oracle Corporation maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Oracle Corporation maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Oracle Corporation and our report dated June 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
June 28, 2007

ORACLE CORPORATION
CONSOLIDATED BALANCE SHEETS
As of May 31, 2007 and 2006

	May 31,
(in millions, except per share data)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$6,218	$6,659
Marketable securities	802	946
Trade receivables, net of allowances of $306 and $325 as of May 31, 2007 and 2006	4,074	3,022
Other receivables	515	398
Deferred tax assets	968	714
Prepaid expenses and other current assets	306	235

Total current assets	12,883	11,974

Non-current assets:
Property, net	1,603	1,391
Intangible assets: software support agreements and related relationships, net	3,002	2,620
Intangible assets: other, net	2,962	1,908
Goodwill	13,479	9,809
Other assets	643	1,327

Total non-current assets	21,689	17,055

Total assets	$34,572	$29,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$1,358	$159
Accounts payable	315	268
Income taxes payable	1,237	810
Accrued compensation and related benefits	1,349	1,172
Accrued restructuring	201	412
Deferred revenues	3,492	2,830
Other current liabilities	1,435	1,279

Total current liabilities	9,387	6,930

Non-current liabilities:
Notes payable and long-term debt, net of current portion	6,235	5,735
Deferred tax liabilities	1,121	564
Accrued restructuring	258	273
Deferred revenues	93	114
Other long-term liabilities	559	401

Total non-current liabilities	8,266	7,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,107 shares and 5,232 shares as of May 31, 2007 and 2006	10,293	9,246
Retained earnings	6,223	5,538
Deferred compensation	—	(30)
Accumulated other comprehensive income	403	258

Total stockholders’ equity	16,919	15,012

Total liabilities and stockholders’ equity	$34,572	$29,029

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2007, 2006 and 2005

	Year Ended May 31,
(in millions, except per share data)	2007	2006	2005

Revenues:
New software licenses	$5,882	$4,905	$4,091
Software license updates and product support	8,329	6,636	5,330

Software revenues	14,211	11,541	9,421
Services	3,785	2,839	2,378

Total revenues	17,996	14,380	11,799

Operating expenses:
Sales and marketing	3,907	3,177	2,511
Software license updates and product support	842	719	618
Cost of services	3,349	2,516	2,033
Research and development	2,195	1,872	1,491
General and administrative	692	555	550
Amortization of intangible assets	878	583	219
Acquisition related	140	137	208
Restructuring	19	85	147

Total operating expenses	12,022	9,644	7,777

Operating income	5,974	4,736	4,022

Interest expense	(343)	(169)	(135)
Non-operating income, net:
Interest income	295	170	185
Net investment gains	22	25	2
Other	38	48	(23)

Total non-operating income, net	355	243	164

Income before provision for income taxes	5,986	4,810	4,051
Provision for income taxes	1,712	1,429	1,165

Net income	$4,274	$3,381	$2,886

Earnings per share:
Basic	$0.83	$0.65	$0.56

Diluted	$0.81	$0.64	$0.55

Weighted average common shares outstanding:
Basic	5,170	5,196	5,136

Diluted	5,269	5,287	5,231

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2007, 2006 and 2005

		Common Stock and				Accumulated
		Additional Paid in Capital				Other
	Comprehensive	Number of		Retained	Deferred	Comprehensive
(in millions)	Income	Shares	Amount	Earnings	Compensation	Income	Total

Balances as of May 31, 2004		5,171	$5,456	$2,383	$—	$156	$7,995
Common stock issued under stock award plans	$—	71	468	—	—	—	468
Common stock issued under stock purchase plan	—	17	161	—	—	—	161
Issuance of stock and assumption of stock awards in connection with acquisitions	—	1	504	—	(123)	—	381
Amortization of deferred stock-based compensation	—	—	(6)	—	78	—	72
Repurchase of common stock	—	(115)	(117)	(1,226)	—	—	(1,343)
Tax benefits from stock plans	—	—	130	—	—	—	130
Minimum benefit plan liability adjustments	(16)	—	—	—	—	(16)	(16)
Foreign currency translation	111	—	—	—	—	111	111
Equity hedge loss, net of tax	(14)	—	—	—	—	(14)	(14)
Net unrealized gains on equity securities, net of tax	6	—	—	—	—	6	6
Net income	2,886	—	—	2,886	—	—	2,886

Comprehensive income	$2,973

Balances as of May 31, 2005		5,145	6,596	4,043	(45)	243	10,837
Common stock issued under stock award plans	$—	87	573	—	—	—	573
Common stock issued under stock purchase plan	—	6	59	—	—	—	59
Issuance of stock and assumption of stock awards in connection with acquisitions	—	141	2,042	—	(39)	—	2,003
Amortization of deferred stock-based compensation	—	—	(5)	—	54	—	49
Repurchase of common stock	—	(147)	(181)	(1,886)	—	—	(2,067)
Tax benefit from stock plans	—	—	162	—	—	—	162
Minimum benefit plan liability adjustments	(3)	—	—	—	—	(3)	(3)
Foreign currency translation	7	—	—	—	—	7	7
Equity hedge gain, net of tax	14	—	—	—	—	14	14
Net unrealized losses on equity securities, net of tax	(3)	—	—	—	—	(3)	(3)
Net income	3,381	—	—	3,381	—	—	3,381

Comprehensive income	$3,396

Balances as of May 31, 2006		5,232	9,246	5,538	(30)	258	$15,012
Common stock issued under stock award plans	$—	106	873	—	—	—	873
Common stock issued under stock purchase plan	—	3	51	—	—	—	51
Assumption of stock awards in connection with acquisitions	—	—	97	—	—	—	97
Reclassification of deferred compensation upon adoption of Statement 123R	—	—	(30)	—	30	—	—
Stock-based compensation	—	—	207	—	—	—	207
Repurchase of common stock	—	(234)	(395)	(3,589)	—	—	(3,984)
Tax benefit from stock plans	—	—	244	—	—	—	244
Minimum benefit plan liability adjustments	10	—	—	—	—	10	10
Adjustment to accumulated other comprehensive income upon adoption of Statement 158	—	—	—	—	—	29	29
Foreign currency translation	82	—	—	—	—	82	82
Equity hedge gain, net of tax	28	—	—	—	—	28	28
Net unrealized losses on marketable and equity securities, net of tax	(4)	—	—	—	—	(4)	(4)
Net income	4,274	—	—	4,274	—	—	4,274

Comprehensive income	$4,390

Balances as of May 31, 2007		5,107	$10,293	$6,223	$—	$403	$16,919

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2007, 2006 and 2005

	Year Ended May 31,
(in millions)	2007	2006	2005

Cash Flows From Operating Activities:
Net income	$4,274	$3,381	$2,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	249	223	206
Amortization of intangible assets	878	583	219
Provision for trade receivable allowances	244	241	197
Deferred income taxes	56	(40)	(66)
Minority interests in income	71	41	42
Non-cash restructuring	—	—	33
Stock-based compensation	207	49	72
Tax benefits on the exercise of stock awards	338	162	130
Excess tax benefits from stock-based compensation	(259)	—	—
In-process research and development	151	78	46
Net investment gains related to equity securities	(22)	(39)	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(723)	(355)	(88)
Decrease (increase) in prepaid expenses and other assets	(153)	14	164
Increase (decrease) in accounts payable and other liabilities	(345)	23	(533)
Increase (decrease) in income taxes payable	167	(98)	(148)
Increase in deferred revenues	387	278	394

Net cash provided by operating activities	5,520	4,541	3,552

Cash Flows From Investing Activities:
Purchases of marketable securities	(5,383)	(2,128)	(7,101)
Proceeds from maturities and sale of marketable securities	5,756	3,676	12,194
Acquisitions, net of cash acquired	(5,005)	(3,953)	(10,656)
Purchases of equity and other investments	(22)	(858)	(2)
Capital expenditures	(319)	(236)	(188)
Proceeds from sale of property	2	140	—

Net cash used for investing activities	(4,971)	(3,359)	(5,753)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(3,937)	(2,067)	(1,343)
Proceeds from issuance of common stock	924	632	596
Proceeds from borrowings, net of financing costs	4,079	12,636	12,505
Payments of debt	(2,418)	(9,635)	(9,830)
Excess tax benefits from stock-based compensation	259	—	—
Distributions to minority interests	(46)	(39)	(44)

Net cash (used for) provided by financing activities	(1,139)	1,527	1,884

Effect of exchange rate changes on cash and cash equivalents	149	56	73

Net increase (decrease) in cash and cash equivalents	(441)	2,765	(244)
Cash and cash equivalents at beginning of period	6,659	3,894	4,138

Cash and cash equivalents at end of period	$6,218	$6,659	$3,894

Non-cash financing transactions:
Fair value of stock awards and stock issued in connection with acquisitions	$97	$2,042	$504
Unsettled repurchases of common stock	$47	$—	$—
Debt issued in connection with acquisitions	$13	$—	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,197	$1,413	$1,268
Cash paid for interest	$354	$74	$119

See notes to consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, distributes and services database, middleware and applications software that helps organizations manage and grow their businesses. Database and middleware software is used for developing and deploying applications on the internet and on corporate intranets. Applications software can be used to automate business processes and to provide business intelligence. We also offer software license updates and product support (including support for the Linux Operating System), and other services including consulting, On Demand, and education.

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

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as minority interest the portion of these entities that we do not own in other long-term liabilities on our consolidated balance sheets. At May 31, 2007 and 2006, the balance of minority interests was $316 million and $209 million, respectively. Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

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

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. We recognize no more than 90% of the milestone or total contract amount until project acceptance is obtained. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

On Demand is comprised of Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. CRM On Demand is a service offering that provides our customers with our

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

Siebel CRM Software functionality delivered via a hosted solution that we manage. Advanced Customer Services provide customers configuration and performance analysis, personalized support and annual on-site technical services. Revenues from On Demand services are recognized over the term of the service period, which is generally one year or less.

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

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software licenses and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of cancellation is remote, we then recognize revenues once all of the criteria described above have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. In fiscal 2007, 2006 and 2005, $891 million, $618 million and $456 million or approximately 15%, 13% and 11% of our new software license revenues were financed through our financing division. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Allowances for Doubtful Accounts and Returns

We record allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded in and current economic trends. We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists. These estimates are based on historical sales returns, the volume and size of our larger transactions and other known factors.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. We do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. No single customer accounted for 10% or more of revenues in fiscal 2007, 2006 or 2005.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of software and services to third parties.

Marketable Securities

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify our marketable debt and equity securities as available-for-sale. Prior to fiscal 2007, marketable debt securities were classified as held to maturity. Marketable debt and equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, generally

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

defined as when our cost basis exceeds the fair value for approximately six months, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

The net carrying value of our marketable equity securities and other investments, which approximated fair value, as of May 31, 2007 and 2006 was $67 million and $81 million, respectively. Marketable equity securities are included in other assets in the accompanying consolidated balance sheets. Unrealized gains (losses) in stockholders’ equity, net of tax associated with marketable equity securities were $(4) million, $(3) million and $6 million for fiscal 2007, 2006 and 2005, respectively. We had nominal impairment losses related to marketable equity securities and other investments in fiscal 2007, 2006 and 2005.

Property

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any property impairment charges in fiscal 2007, 2006 or 2005.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from one to ten years. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2007, 2006 or 2005.

Fair Value of Financial Instruments

The carrying value of our cash, cash equivalents and short-term borrowings approximates fair value due to the short period of time to maturity. We record changes in fair value for our marketable securities, publicly-traded equity securities, foreign currency forward contracts and investment hedge based on quoted market prices. Based on the trading prices of our $6.25 billion and $5.75 billion senior notes outstanding as of May 31, 2007 and 2006, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of our borrowings at May 31, 2007 and 2006 was $6.16 billion and $5.73 billion, respectively.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

into United States dollars using weighted-average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using year-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains (losses) are included in non-operating income, net in our consolidated statements of operations and were $45 million, $39 million and $(14) million in fiscal 2007, 2006 and 2005, respectively.

Stock-Based Compensation

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

Prior to June 1, 2006, we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and applied the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended. Under Opinion 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. However, we recorded stock-based compensation for the intrinsic value associated with unvested options assumed in connection with acquisitions. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock-based compensation expense for actual forfeitures in the periods they occurred. In March 2005, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for Statement 123R. We have applied the provisions of SAB 107 in our adoption of Statement 123R. See Note 7 for information on the impact of our adoption of Statement 123R and the assumptions we use to calculate the fair value of share-based employee compensation.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $91 million, $106 million and $67 million in fiscal 2007, 2006 and 2005, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to our consolidated financial statements.

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), net investment gains related to marketable equity securities and other investments and the minority interest share in the net profits of Oracle Japan and i-flex solutions limited (see Note 2).

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

	Year Ended May 31,
(in millions)	2007	2006	2005

Interest income	$295	$170	$185
Foreign currency gains (losses)	45	39	(14)
Net investment gains related to marketable equity securities and other investments	22	25	2
Minority interest	(71)	(41)	(42)
Other	64	50	33

Total non-operating income, net	$355	$243	$164

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

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes:  In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt Interpretation 48 for our fiscal year ending May 31, 2008 and are currently evaluating the impact of the adoption of Interpretation 48 on our consolidated financial statements.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement:  In June 2006, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting our taxes within the scope of EITF 06-3 on a net basis and, therefore, had no impact on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements:  In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on a company’s financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have a material impact on our consolidated financial statements.

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of Statement 157 on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2007 Acquisitions

Hyperion Solutions Corporation

On April 13, 2007, we obtained majority ownership of the outstanding common stock of Hyperion Solutions Corporation via a cash tender offer as agreed to between us and Hyperion pursuant to an Agreement and Plan of Merger dated February 28, 2007 (Merger Agreement). We acquired Hyperion to extend our reach of product offerings into the enterprise performance management marketplace, as well as to expand our presence in the business intelligence software marketplace.

On April 19, 2007, we completed the merger of our wholly-owned subsidiary with and into Hyperion and converted each remaining outstanding share of Hyperion common stock not tendered, into a right to receive $52.00 per share in cash, without interest. We have included the financial results of Hyperion in our consolidated financial statements as of April 13, 2007. The minority interest in the earnings of Hyperion for the period from April 13, 2007 to April 19, 2007 was nominal.

The total purchase price for Hyperion was approximately $3.3 billion and is comprised of:

(in millions)

Acquisition of 61 million shares of outstanding common stock of Hyperion at $52.00 per share in cash	$3,171
Fair value of vested Hyperion stock awards exchanged	51
Acquisition related transaction costs	29

Total purchase price	$3,251

Fair value of estimated options assumed and restricted stock awards/units exchanged: As of April 19, 2007, Hyperion had approximately 6 million stock options, restricted stock awards and restricted stock units outstanding. In accordance with the Merger Agreement, the conversion value of each option assumed was based on the exercise price of each Hyperion option multiplied by the conversion ratio of 0.3598, which was calculated as the average Oracle stock price for 10 days prior to the closing date of April 19, 2007 divided by the consideration price of $52.00 paid by Oracle for each Hyperion common share outstanding.

The fair value of options assumed and awards exchanged was determined using a Black-Scholes-Merton valuation model with the following assumptions: expected life of 1.5 to 4.4 years, risk-free interest rate of 4.50% to 4.57%, expected volatility of 26% and no dividend yield. The fair value of unvested Hyperion options and restricted stock awards related to future service is being amortized on a straight-line basis over the remaining service period, while the value of vested options is included in total purchase price.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

Acquisition related transaction costs:  Acquisition related transaction costs include estimated investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

Under business combination accounting, the total purchase price was allocated to Hyperion’s net tangible and identifiable intangible assets based on their estimated fair values as of April 13, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, the valuation of consulting contract obligations assumed, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes and residual goodwill.

(in millions)

Cash and marketable securities	$518
Trade receivables	227
Goodwill	1,673
Intangible assets	1,460
Other assets	105
Accounts payable and other liabilities	(248)
Restructuring (see Note 3)	(108)
Deferred tax liabilities, net	(358)
Deferred revenues	(74)
In-process research and development	56

Total purchase price	$3,251

Intangible Assets

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Hyperion’s products. The fair value of intangible assets was based, in part, on a valuation completed by a third party valuation firm using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 10% to 22%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the Hyperion acquisition:

(Dollars in millions)	Fair Value	Useful Life

Software support agreements and related relationships	$500	9 years
Developed technology	521	5 years
Core technology	211	7 years
Customer relationships	182	9 years
Trademarks and other	46	10 years

Total intangible assets	$1,460

Customer relationships and software support agreements and related relationships represent the underlying relationships and agreements with Hyperion’s installed customer base. Developed technology, which comprises

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

products that have reached technological feasibility, includes products in most of Hyperion’s product lines. Core technology represents a combination of Hyperion processes, patents and trade secrets related to the design and development of its software products. This proprietary know-how can be leveraged to develop new technology and improve Oracle’s software products.

In-Process Research and Development

We expense in-process research and development (IPR&D) upon acquisition as it represents incomplete Hyperion research and development projects that had not reached technological feasibility and had no alternative future use as of the date of our acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $56 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.

Deferred Revenues

In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligations assumed from Hyperion in connection with the acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by a third party valuation firm using estimates and assumptions provided by management. The estimated fair value of the support obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing the support services and to correct any errors in Hyperion software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Hyperion had concluded the selling effort on the support contracts prior to the date of our acquisition. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Hyperion’s April 13, 2007 deferred support revenue by $137 million to $69 million, which represents our estimate of the fair value of the support obligation assumed. The total estimated fair value of deferred revenues assumed in the acquisition of Hyperion is $74 million.

Pre-Acquisition Contingencies

As a part of our preliminary review and purchase price allocation, as of May 31, 2007 we had not identified any material pre-acquisition contingencies relating to Hyperion that were both probable of occurrence and estimable. If pre-acquisition contingencies become probable in nature and estimable during the remainder of the purchase price allocation period, amounts recorded for such matters will be made in the purchase price allocation.

i-flex solutions limited

In November 2005, we obtained a 42.8% interest in i-flex solutions limited, a provider of software solutions and services to the financial services industry (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS) pursuant to a Share Purchase Agreement with OrbiTech Limited, a subsidiary of Citigroup Inc., for $593 million and through an initial open offer in October 2005. We made additional purchases of i-flex common stock through ordinary brokerage transactions from March 2006 to June 2006. During this period, we obtained a

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

majority interest in i-flex and began consolidating the financial results of i-flex’s operations on a two months in arrears basis (our reporting periods differ from those of i-flex) with our financial results in our first quarter of fiscal 2007. Prior to obtaining our majority interest in i-flex we accounted for our investment in i-flex pursuant to the equity method of accounting. We acquired i-flex to expand our reach into the marketplace for financial services applications.

On August 14, 2006, the i-flex board of directors approved, and on September 14, 2006, i-flex issued approximately 4.45 million shares of common stock at a purchase price of 1,307.5 Indian rupees per share (Preferential Allotment). We purchased the Preferential Allotment for approximately $126 million and increased our ownership to approximately 55%. i-flex used the proceeds from the Preferential Allotment to fund the acquisition of Mantas, Inc., a financial services application software company, in October 2006.

As required by Indian law, we published an announcement on September 12, 2006 notifying the public shareholders of i-flex of our intention to make an open offer to purchase up to 20% of the outstanding equity of i-flex for 1,475 Indian rupees per share. On December 7, 2006, we increased the price of our open offer by 42% to 2,100 Indian rupees per share including interest, and increased the number of incremental shares that we were willing to purchase to 35%. We also publicly announced at that time that the offer was the last opportunity for i-flex shareholders to tender their shares to us for the foreseeable future as we had no intention of soliciting any additional open offers or delisting i-flex shares for at least the next five years unless i-flex shares were selling at a price lower than our offer price of 2,100 Indian rupees per share. On January 6, 2007 we accepted the 23 million shares tendered in the offer for approximately $1.1 billion and we increased our ownership in i-flex to approximately 83%.

Our cumulative investment in i-flex as of May 31, 2007 was approximately $2.1 billion, which consisted of $2,039 million of cash paid for common stock and $30 million in transaction costs and other expenses.

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

(in millions)

Cash and marketable securities	$145
Trade receivables	141
Goodwill	1,564
Intangible assets	281
Other assets	125
Accounts payable and other liabilities	(53)
Deferred tax liabilities, net	(93)
Deferred revenues	(25)
In-process research and development	46
Minority interests	(62)

Total purchase price	$2,069

The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

Other Fiscal 2007 Acquisitions

A summary of our fiscal 2007 acquisitions and asset purchases other than the Hyperion and i-flex acquisitions is as follows:

	Cash	Fair Value of	Total	Net Tangible	IPR&D	Intangible
(in millions)	Consideration	Options Assumed	Consideration	Assets	Expense	Assets	Goodwill

Portal Software, Inc.	$215	$8	$223	$106	$20	$92	$5
Stellent, Inc.	425	18	443	77	17	182	167
MetaSolv, Inc.	218	9	227	43	4	91	89
Other	400	11	411	(93)	8	208	288

Total	$1,258	$46	$1,304	$133	$49	$573	$549

Our acquisitions of Portal Software in July 2006 and MetaSolv in December 2006 were to expand our application offerings to the telecommunications industry. Our acquisition of Stellent in December 2006 was to further extend our enterprise content management product offerings. We have included the financial results of the related acquired companies in our consolidated financial statements as of each acquisition date. The preliminary purchase price for each of these acquisitions was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

In May 2007, we entered into an agreement to acquire Agile Software Corporation, a leading provider of product lifecycle management software, for $8.10 per share in cash, or approximately $495 million. The merger is subject to stockholder and regulatory approval and other customary closing conditions and is expected to close in mid to late July 2007.

Fiscal 2006 Acquisitions

Siebel Systems, Inc.

On January 31, 2006, we completed our acquisition of Siebel pursuant to our Merger Agreement dated September 12, 2005. We acquired Siebel to expand our presence in the customer relationship management (CRM) applications software market.

The total purchase price for Siebel was $6.1 billion which consisted of $4,073 million in cash paid to acquire the outstanding common stock of Siebel, $1,763 million for the value of our common stock issued in exchange for Siebel outstanding common stock, $245 million for the fair value of Siebel options assumed and restricted stock awards exchanged and $50 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $2,451 million in goodwill, $1,564 million of identifiable intangible assets, $2,052 million of net tangible assets and $64 million of IPR&D expense.

Other Fiscal 2006 Acquisitions

During fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $682 million, including transaction costs, which included cash paid of $648 million and the fair value of options assumed of $34 million. We recorded approximately $469 million of goodwill, $173 million of identifiable intangible assets, $14 million of IPR&D expense and $26 million of net tangible assets in connection with these acquisitions during fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

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

The total purchase price was $11.1 billion, which consisted of $10,576 million in cash paid to acquire the outstanding common stock of PeopleSoft, $492 million for the fair value of options assumed and $12 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $6,253 million of goodwill, $3,384 million of identifiable intangible assets, $1,410 million of net tangible assets and $33 million of IPR&D expense.

Retek Inc.

We purchased 5.5 million shares of common stock of Retek Inc. on March 7 and 8, 2005, through ordinary brokerage transactions at prevailing market prices for a weighted-average price of $8.82 per share. In April and May 2005, we acquired the remaining outstanding common stock of Retek for $11.25 per share, or $584 million.

The total purchase price was $701 million, comprised of $633 million of cash paid to acquire the outstanding common stock of Retek, $32 million of cash paid for outstanding stock options and $36 million of acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $434 million of goodwill, $133 million of identifiable intangible assets, $127 million of net tangible assets and $7 million of IPR&D expense.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle, Hyperion, Siebel and other collectively significant companies acquired, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and our short-term and long-term borrowings (see Note 5) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical Hyperion, Siebel and other collectively significant companies’ support revenues, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed (pursuant to Statement 123R and APB 25 for fiscal 2007 and fiscal 2006, respectively), Oracle restructuring costs, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information for the year ended May 31, 2007 combines the historical results of Oracle for the year ended May 31, 2007 and, due to differences in our reporting periods, the historical results of Hyperion for the 10.5 months ended March 31, 2007 and the historical results of other collectively significant companies acquired based upon their respective previous reporting periods and dates acquired by Oracle. The unaudited pro forma financial information for the year ended May 31, 2006 combines the historical results for Oracle, with the historical results of Hyperion for the year ended June 30, 2006, the historical results of other collectively significant companies acquired based upon their respective previous reporting periods and dates acquired by Oracle, and due to differences in our reporting periods, the historical results of Siebel for the eight months ended December 31, 2005.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

	Year Ended May 31,
(in millions, except per share data)	2007	2006

Total revenues	$18,639	$16,485
Net income	$4,012	$2,909
Basic net income per share	$0.78	$0.55
Diluted net income per share	$0.76	$0.54

3.	RESTRUCTURING ACTIVITIES

Fiscal 2007 Restructuring Plan

During the fourth quarter of our fiscal year 2007, management approved and initiated plans to restructure certain operations of pre-merger Hyperion to eliminate redundant costs resulting from the acquisition of Hyperion and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management.

The total estimated restructuring costs associated with exiting activities of Hyperion are $108 million, consisting primarily of excess facilities obligations through fiscal 2019 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Hyperion and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Hyperion restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period, and as an adjustment to operating expenses thereafter.

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

The total estimated severance costs associated with the Fiscal 2006 Oracle Restructuring Plan are $92 million, all of which have been incurred to date and were recorded to the restructuring expense line within our consolidated statements of operations. Any changes to the estimates of executing the Fiscal 2006 Oracle Restructuring Plan will be reflected in our future results of operations.

The total estimated restructuring costs associated with exiting activities of Siebel are $574 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Siebel restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as operating expenses.

Fiscal 2005 Restructuring Plans

During the third quarter of fiscal 2005, management approved and initiated plans to restructure the operations of Oracle, PeopleSoft, and Retek Inc. Total estimated restructuring costs associated with the Fiscal 2005 Oracle Restructuring Plan were $158 million and were recorded to the restructuring expense line within our consolidated statements of operations. Total estimated restructuring costs associated with exiting activities of PeopleSoft and

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

Retek are $401 million, consisting primarily of employee severance costs as well as excess facilities obligations through fiscal 2013 and other restructuring costs.

Summary of All Plans

							Total	Total
	Accrued	Year Ended May 31, 2007				Accrued	Costs	Expected
	May 31,	Initial	Adj. to	Cash		May 31,	Accrued	Program
(in millions)	2006(3)	Costs(4)	Cost(5)	Payments	Other(6)	2007(3)	to Date	Costs

Fiscal 2006 Oracle Restructuring Plan
New software licenses	$25	$2	$—	$(26)	$(1)	$—	$35	$35
Software license updates and product support	1	—	—	—	—	1	2	2
Services, principally consulting	8	4	—	(12)	—	—	17	17
Other(1)	8	13	—	(15)	(1)	5	38	38

Total Fiscal 2006 Oracle Restructuring	$42	$19	$—	$(53)	$(2)	$6	$92	$92

Fiscal 2005 Oracle Restructuring Plan
New software licenses	$3	$—	$—	$(2)	$—	$1	$37	$37
Software license updates and product support	—	—	—	—	—	—	6	6
Services, principally consulting	2	—	—	(1)	—	1	28	28
Other(1)	2	—	—	(2)	—	—	66	66

Total severance	7	—	—	(5)	—	2	137	137

Total facilities(2)	18	—	—	—	—	18	21	21

Total Fiscal 2005 Oracle Restructuring	$25	$—	$—	$(5)	$—	$20	$158	$158

Hyperion Restructuring Plan
Severance	$—	$45	$—	$—	$—	$45	$45	$45
Facilities	—	47	—	(1)	—	46	47	47
Contracts and other	—	16	—	—	—	16	16	16

Total Hyperion Restructuring	$—	$108	$—	$(1)	$—	$107	$108	$108

Siebel Restructuring Plan
Severance	$37	$—	$(8)	$(24)	$1	$6	$63	$63
Facilities	446	—	(12)	(208)	4	230	472	472
Contracts and other	26	—	4	(20)	—	10	39	39

Total Siebel Restructuring	$509	$—	$(16)	$(252)	$5	$246	$574	$574

PeopleSoft and Retek Restructuring Plan
Severance	$3	$—	$(2)	$(1)	$—	$—	$193	$193
Facilities	95	—	—	(28)	3	70	157	157
Contracts and other	11	—	—	(1)	—	10	51	51

Total PeopleSoft and Retek Restructuring	$109	$—	$(2)	$(30)	$3	$80	$401	$401

Total All Restructuring Plans	$685	$127	$(18)	$(341)	$6	$459

(1)	Other includes costs associated with research and development, general and administrative and marketing functions.

(2)	Allocation of facility costs to operating lines of businesses and other functions was approximately $5 and $16, respectively.

(3)	Accrued restructuring at May 31, 2007 and 2006 was $459 and $685, respectively. The balances include $201 and $412 recorded in accrued restructuring, current and $258 and $273 recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets at May 31, 2007 and 2006, respectively.

(4)	Costs associated with initial restructuring plan.

(5)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition.

(6)	Represents foreign currency translation adjustments.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

4.	ACQUISITION RELATED CHARGES

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

	Year Ended May 31,
(in millions)	2007	2006	2005

In-process research and development	$151	$78	$46
Transitional employee related costs	24	30	52
Stock-based compensation	9	18	47
Professional fees	8	11	63
PeopleSoft pre-acquisition legal contingency accrual	(52)	—	—

Total acquisition related charges	$140	$137	$208

For the year ended May 31, 2007, acquisition related charges included a benefit related to the settlement of a lawsuit filed against PeopleSoft, Inc. on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with the PeopleSoft acquisition. On October 10, 2006, we agreed to pay the U.S. government $98 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment to amounts recorded that relate to a pre-acquisition contingency should be included as an element of net income in the period of settlement, versus an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in the third quarter of our fiscal year 2006, the favorable difference of $52 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statement of operations for the year ended May 31, 2007.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

5.	BORROWINGS

Borrowings consisted of the following:

	May 31,	May 31,
(Dollars in millions)	2007	2006

Commercial paper notes	$1,355	$—
Floating rate senior notes due May 2009	1,000	—
Floating rate senior notes due May 2010	1,000	—
Floating rate senior notes due January 2009	—	1,500
5.00% senior notes due January 2011, net of discount of $6 and $8 as of May 31, 2007 and 2006	2,244	2,242
5.25% senior notes due January 2016, net of discount of $9 and $11 as of May 31, 2007 and 2006	1,991	1,989
6.91% senior notes due February 2007	—	150
Notes payable due June 2006	—	6
Capital leases	3	7

Total borrowings	$7,593	$5,894

Borrowings, current portion	$1,358	$159

Borrowings, long-term portion	$6,235	$5,735

Short-Term Borrowings

Commercial Paper Program

In February 2006, we entered into dealer agreements with various financial institutions and an Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, relating to a $3.0 billion commercial paper program (CP Program). Under the CP Program, we may issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. In fiscal 2007, we issued approximately $2.1 billion of short-term promissory notes (Commercial Paper Notes) pursuant to our CP Program. As of May 31, 2007, the maturities of the Commercial Paper Notes ranged between two weeks and three months. The weighted average yield of the Commercial Paper Notes, including issuance costs was 5.33% and we had $1.6 billion of capacity remaining under our CP Program at May 31, 2007. We did not have any outstanding borrowings under our CP Program at May 31, 2006.

Long-Term Borrowings

Senior Notes Payable

In May 2007, we issued $2.0 billion of floating rate senior notes, of which $1.0 billion is due May 2009 (New 2009 Notes) and $1.0 billion is due May 2010 (2010 Notes). We issued the New 2009 Notes and 2010 Notes to fund the redemption of the $1.5 billion of senior floating rate notes that we issued in fiscal 2006 (see below) and for general corporate purposes. The New 2009 Notes and 2010 Notes bear interest at a rate of three-month USD LIBOR plus 0.02% and 0.06%, respectively, and interest is payable quarterly. The New 2009 Notes and 2010 Notes may not be redeemed prior to their maturity.

In January 2006, we issued $5.75 billion of senior notes consisting of $1.5 billion of floating rate senior notes due 2009 (Original 2009 Notes), $2.25 billion of 5.00% senior notes due 2011 (2011 Notes) and $2.0 billion of 5.25% senior notes due 2016 (2016 Notes and together with the Original 2009 Notes and the 2011 Notes, Original

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

Senior Notes) to finance the Siebel acquisition and for general corporate purposes. On June 16, 2006, we completed a registered exchange offer of the Original Senior Notes for registered senior notes with substantially identical terms to the Original Senior Notes.

In May 2007 we redeemed the Original 2009 Notes for their principal amount plus accrued and unpaid interest. Our 2011 Notes and 2016 Notes may also be redeemed at any time, subject to payment of a make-whole premium. The 2011 Notes and 2016 Notes bear interest at the rate of 5.00% and 5.25% per year, respectively. Interest is payable semi-annually for the 2011 notes and 2016 notes.

The effective interest yields of the New 2009 Notes, 2010 Notes, 2011 Notes and 2016 Notes (collectively, the Senior Notes) at May 31, 2007 were 5.38%, 5.42%, 5.09% and 5.33%, respectively.

The Senior Notes rank pari passu with the Commercial Paper Notes and all existing and future senior indebtedness of Oracle Corporation.

We were in compliance with all debt-related covenants at May 31, 2007. Future principal payments of our borrowings at May 31, 2007 are as follows: $1.4 billion in fiscal 2008, $1.0 billion in fiscal 2009, $1.0 billion in fiscal 2010, $2.25 billion in fiscal 2011 and $2.0 billion in fiscal 2016.

Other Debt Facilities and Related Information

5-Year Revolving Credit Agreement

In March 2006, we entered into a $3.0 billion, 5-Year Revolving Credit Agreement with Wachovia Bank, National Association, Bank of America, N.A. and certain other lenders (Credit Agreement). The Credit Agreement provides for an unsecured revolving credit facility which can be used to backstop any commercial paper that we may issue (see above) and for working capital and other general corporate purposes. Subject to certain conditions stated in the Credit Agreement, we may borrow, prepay and re-borrow amounts under the facility at any time during the term of the Credit Agreement. Any amounts drawn pursuant to the Credit Agreement are due on March 14, 2011 (none outstanding at May 31, 2007 and 2006). Interest is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate.

The Credit Agreement also provides that (i) standby letters of credit may be issued on behalf of Oracle up to $500 million; and (ii) any amounts borrowed and letters of credit issued may be in Japanese Yen, Pounds Sterling and Euros up to $1.5 billion. We may also, upon the consent of either then existing lenders or of additional banks not currently party to the agreement, increase the commitments under this facility up to $5.0 billion. The agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the total net debt to total capitalization ratio of Oracle not exceed 45%. We have not borrowed any funds under the Credit Agreement.

$150 Million Senior Notes

We had $150 million in 6.91% senior notes that were due in February 2007 and also had an interest-rate swap agreement that had the economic effect of modifying the interest obligations associated with these senior notes so that the interest payable on the senior notes effectively became variable based on the three-month LIBOR set quarterly until maturity. Both the senior notes and interest-rate swap agreement were settled and neither is outstanding as of May 31, 2007.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2007	2006

Software license updates and product support	$3,079	$2,501
Services	279	246
New software licenses	134	83

Deferred revenues, current	3,492	2,830
Deferred revenues, non-current	93	114

Total deferred revenues	$3,585	$2,944

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

In connection with purchase price allocations related to our acquisitions in fiscal 2007, fiscal 2006 and fiscal 2005, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. Over the past three fiscal years, we recorded adjustments that have, or will result in reduction in deferred software license updates and product support revenues recorded on the books of the entities we acquired of $1.0 billion. This amount represents fair value adjustments relating to future support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $212 million, $391 million and $320 million, which would have been otherwise recorded by the acquired entities, in fiscal 2007, 2006 and 2005 respectively.

7.	STOCK-BASED COMPENSATION PLANS

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

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

In accordance with Statement 123R, we recognize stock-based compensation for grants issued or assumed after June 1, 2006 for awards that we expect to vest on a straight-line basis over the service period of the award, which is generally four years. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate quarterly. The effect of forfeiture adjustments based on actual results was nominal for fiscal 2007. The fair value of the unvested portion of awards granted prior to June 1, 2006 will continue to be recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures.

Stock-based compensation recognized in our consolidated statements of operations is as follows:

	Year Ended May 31,
(in millions)	2007	2006	2005

Issued options	$158	$—	$—
Assumed options from acquisitions	49	49	72

Stock-based compensation, recorded in operating expenses	207	49	72
Estimated income tax benefit included in provision for income taxes	(70)	(10)	(22)

Stock-based compensation, net of estimated taxes	$137	$39	$50

If we had continued to account for stock-based compensation in accordance with Opinion 25 for fiscal 2007, income before provision for income taxes would have been $161 million higher and net income would have been $109 million higher, respectively, than the amounts we recognized in accordance with Statement 123R. Basic and diluted earnings per share for fiscal 2007 would have been $0.02 higher if we had continued to account for stock-based compensation under Opinion 25.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

The following table presents the effect on reported net income and earnings per share if we had accounted for our stock options under the fair value method of accounting for fiscal 2006 and 2005:

	Year Ended May 31,
(in millions, except for per share data)	2006	2005

Net income, as reported	$3,381	$2,886
Add: Stock-based employee compensation expense included in net income, net of related tax effects	39	70
Deduct: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(158)	(205)

Pro forma net income	$3,262	$2,751

Earnings per share:
Basic—as reported	$0.65	$0.56
Basic—pro forma	$0.63	$0.54
Diluted—as reported	$0.64	$0.55
Diluted—pro forma	$0.62	$0.52

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which replaced the 1991 Long-Term Equity Incentive Plan (the 1991 Plan) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors who are also employees or consultants, independent consultants and advisers. In fiscal 2005, the 2000 Plan was amended and restated to, among other things, eliminate the ability to reprice options without stockholder approval, to provide the Board of Directors (Board) with the ability to grant restricted stock awards, to permit us to grant performance-based equity awards for eligible tax deductibility, to provide the Board with the ability to issue transferable equity awards and to eliminate the ability to buyout employees’ options with cash or common stock. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board (generally over four years under our current practice), and generally expire no more than ten years from the date of grant. Options granted under the 1991 Plan were granted on similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2007, options to purchase 353 million shares of common stock were outstanding under both plans, of which 229 million were vested. Approximately 346 million shares of common stock are available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock awards or long-term performance awards under this plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Original Directors’ Plan), which provided for the issuance of non-qualified stock options to non-employee directors. In fiscal 2004, the Original Directors’ Plan was amended and restated to eliminate a term limit on the plan, eliminate the ability to reprice options without stockholder approval, decrease the number of shares of common stock reserved for issuance under the Original Directors’ Plan, provide the Board with the ability to make grants of restricted stock, restricted stock units or other stock-based awards instead of the automatic option grants and rename the Original Directors’ Plan, the 1993 Directors’ Stock Plan. In fiscal 2007, the Original Directors’ Plan was further amended to, among other things, increase the amounts of the annual stock option grants to directors, permit pro rata option grants to chairs of Board of Directors’ committees and to provide that the Board of Directors or the Compensation Committee may, in the future, change the option grant policy for non-employee directors (the Directors’ Plan) Under the terms of the Directors’ Plan, options to purchase 8 million shares of common stock were reserved for issuance, options are

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

granted at not less than fair market value, become exercisable over four years, and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based awards. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options, as described below, granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2007, options to purchase approximately 3 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which less than 3 million were vested. Approximately 3 million shares are available for future option awards under this plan; however, no more than 2 million shares may be used for grants other than options.

In connection with certain of our acquisitions, principally PeopleSoft, Siebel and Hyperion, we assumed all of the outstanding stock options and restricted stock of the acquiree’s respective stock plans. These stock options and restricted stock generally retain all of the rights, terms and conditions of the respective plans under which options were originally granted. As of May 31, 2007, options to purchase 78 million shares of common stock and 2 million shares of restricted stock were outstanding under these plans.

The following table summarizes stock options activity for our last three fiscal years ended May 31, 2007:

	Options Outstanding
		Weighted
	Shares Under	Average
(in millions, except exercise price)	Option	Exercise Price

Balance, May 31, 2004	440	$11.61
Granted	42	$10.39
Assumed in connection with acquisitions	97	$12.25
Exercised	(71)	$6.16
Canceled	(39)	$18.01

Balance, May 31, 2005	469	$11.92
Granted	68	$12.37
Assumed in connection with acquisitions	82	$17.22
Exercised	(87)	$6.56
Canceled	(59)	$16.64

Balance, May 31, 2006	473	$13.25
Granted	61	$14.81
Assumed in connection with acquisitions	25	$11.27
Exercised	(106)	$8.22
Canceled	(19)	$34.57

Balance, May 31, 2007	434	$13.65

The range of exercise prices for options outstanding at May 31, 2007 was $0.13 to $126.59. The range of exercise prices for options is due to the fluctuating price of our stock over the period of the grants and from the conversion of options assumed from acquisitions.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

		Weighted Average
	Options Outstanding	Remaining		Options Exercisable	Weighted Average
	as of May 31, 2007	Contractual Life	Weighted Average	as of May 31, 2007	Exercise Price of
Range of Exercise Prices	(in millions)	(in years)	Exercise Price	(in millions)	Exercisable Options

$ 0.13—$ 6.60	34	1.28	$4.52	34	$4.53
$ 6.61—$ 6.87	71	2.01	$6.87	71	$6.87
$ 6.88—$ 9.90	60	5.55	$8.96	45	$8.76
$ 9.91—$ 11.85	30	4.59	$10.79	18	$10.88
$11.86—$ 12.34	49	7.85	$12.32	12	$12.30
$12.35—$ 14.26	41	6.36	$12.88	24	$12.91
$14.27—$ 14.57	55	8.80	$14.57	2	$14.53
$14.58—$ 20.64	54	4.71	$17.40	46	$17.40
$20.65—$126.59	40	2.87	$38.78	40	$38.86

$ 0.13—$126.59	434	4.97	$13.65	292	$13.93

Options outstanding that have vested and that are expected to vest as of May 31, 2007 are as follows:

			Weighted
			Average	In-the-Money	Aggregate
	Outstanding	Weighted	Remaining	Options as of	Intrinsic
	Options	Average	Contract Term	May 31, 2007	Value(1)
	(in millions)	Exercise Price	(in years)	(in millions)	(in millions)

Vested	292	$13.93	3.5	241	$2,378
Expected to vest(2)	120	$12.97	7.9	120	758

Total	412	$13.65	4.8	361	$3,136

(1)	The aggregate intrinsic value was calculated based on the difference between our closing stock price on May 31, 2007 of $19.38 and the exercise prices for all in-the-money options outstanding.

(2)	The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2007 was approximately $356 million and is expected to be recognized over a weighted average period of 1.3 years. Approximately 22 million shares outstanding as of May 31, 2007 are not expected to vest.

Valuation of Options Granted

We estimate the fair value of our options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. The fair value of employee and director stock options granted, including options assumed from acquisitions, were estimated at the date of grant (or date of acquisition for acquired options assumed). The weighted average assumptions used were as follows:

	Year Ended May 31,
	2007	2006	2005

Expected life (in years)	4.9	4.5	4.7
Risk-free interest rate	5.0%	4.3%	3.0%
Volatility	26%	26%	33%
Dividend yield	—	—	—
Weighted-average fair value of grants	$6.17	$3.89	$4.72

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

Excluding assumed options from the acquisitions, the weighted average fair value of grants was $4.92, $4.03 and $3.46 for fiscal 2007, 2006, and 2005, respectively. The expected life is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate is based on United States Treasury instruments and volatility is calculated based on the implied volatility of our longest-term, traded options. We do not currently pay cash dividends on our common stock and do not anticipate doing so for the foreseeable future. Accordingly, our expected dividend yield is zero.

Tax Benefits from Option Exercises

We settle employee stock option exercises primarily with newly issued common shares and may, on occasion, settle employee stock option exercises with our treasury shares. Total cash received as a result of option exercises was approximately $873 million, $573 million and $468 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The aggregate intrinsic value of options exercised was $986 million, $594 million and $511 million, for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In connection with these exercises, the tax benefits realized by us were $338 million, $169 million and $170 million for fiscal 2007, 2006 and 2005, respectively. The adoption of Statement 123R required us to change our cash flow classification of certain tax benefits received from stock option exercises beginning June 1, 2006. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $259 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2007. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of our Statement 123R adoption date, which also affects the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities, we adopted the alternative transition method as prescribed under FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan). To date, 409 million shares of common stock have been reserved for issuance under the Purchase Plan. Prior to the April 1, 2005 semi-annual option period, under the Purchase Plan employees could purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of Oracle stock as of the beginning or the end of the semi-annual option period. Starting with the April 1, 2005 semi-annual option period, we amended the Purchase Plan such that employees can purchase shares of common stock at a price per share that is 95% of the fair value of Oracle stock as of the end of the semi-annual option period. Through May 31, 2007, 325 million shares had been issued and 84 million shares were reserved for future issuances under the Purchase Plan. During fiscal 2007, 2006 and 2005, we issued 3 million, 6 million and 17 million shares, respectively, under the Purchase Plan.

8.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. From the inception of the stock repurchase program in 1992 to May 31, 2007, a total of 2.0 billion shares have been repurchased for approximately $24.7 billion. We repurchased 234 million shares for $4.0 billion, 147 million shares for $2.0 billion and 115 million shares for $1.3 billion in fiscal 2007, 2006 and 2005, respectively. In April 2007, our Board expanded our repurchase program by $4.0 billion and, as of May 31, 2007, approximately $4.2 billion was available to repurchase shares of our common stock pursuant to the stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations (as described above), our stock price, and economic and market conditions. Our stock repurchases may

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Rights Agreement

In connection with the Reorganization, on January 31, 2006 our Board of Directors distributed preferred stock purchase rights as a dividend at the rate of one right for each share of our common stock held by stockholders of record as of January 31, 2006 pursuant to a preferred shares rights agreement dated January 31, 2006 (Rights Agreement), which was based on the preferred shares rights agreement of Old Oracle prior to the Reorganization. The Board of Directors also authorized the issuance of a right for each share of common stock issued after the record date, until the occurrence of certain specified events. The Rights Agreement was adopted to provide protection to stockholders in the event of an unsolicited attempt to acquire us.

Each right is initially exercisable for one-six thousand seven hundred fiftieth of a share of our Series A Junior Participating Preferred Stock at a price of $125 per one-six thousand seven hundred fiftieth of a share, subject to adjustment. The rights are not exercisable until the earlier of: (1) ten days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 15% or more of our common stock or (2) ten days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer which, if successfully consummated, would result in a person or group obtaining beneficial ownership of 15% or more of our outstanding common stock, subject in each case to certain exceptions (the earlier of such dates being called the distribution date). After the distribution date, holders of rights (other than the 15% or greater holder) will be entitled to receive upon exercise of the right and payment of exercise price, shares of our common stock (or, in certain types of transactions, common stock of the acquirer) having a market value of two times the exercise price of the right. Alternatively, we may require the exchange of rights, at a rate of one share of common stock for each right, without payment of exercise price, under certain circumstances.

We are entitled to redeem the rights, for $0.00148 per right, at the discretion of the Board of Directors, until certain specified times. The Board of Directors also has the ability to amend the Rights Agreement without approval of the holders of the rights, subject to certain limitations. Unless earlier redeemed or exchanged, the rights will expire at the close of business on March 31, 2008.

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes (income tax effects were insignificant for all periods presented):

	May 31,
(in millions)	2007	2006

Foreign currency translation adjustment	$390	$308
Unrealized loss on derivatives	(9)	(37)
Unrealized gain on investments	2	6
Minimum benefit plan liability adjustment	—	(19)
Unrealized components of defined benefit pension plan, net	20	—

Accumulated other comprehensive income	$403	$258

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

9.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2007	2006	2005

Domestic	$3,302	$2,727	$1,956
Foreign	2,684	2,083	2,095

Total	$5,986	$4,810	$4,051

The provision for income taxes consists of the following:

	Year Ended May 31,
(Dollars in millions)	2007	2006	2005

Current provision:
Federal	$864	$938	$624
State	147	97	135
Foreign	757	434	472

Total current provision	1,768	1,469	1,231

Deferred provision (benefit):
Federal	45	(35)	(11)
State	4	8	(24)
Foreign	(105)	(13)	(31)

Total deferred benefit	(56)	(40)	(66)

Total provision for income taxes	$1,712	$1,429	$1,165

Effective income tax rate	28.6%	29.7%	28.8%

The provision for income taxes differs from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2007	2006	2005

Tax provision at statutory rate	$2,095	$1,684	$1,418
Foreign earnings at other than United States rates	(580)	(426)	(380)
State tax expense, net of federal benefit	98	68	66
Dividend pursuant to American Jobs Creation Act of 2004	—	—	121
Settlement of audits and expiration of statutes, net	(29)	—	(131)
Other	128	103	71

Provision for income taxes	$1,712	$1,429	$1,165

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

The components of the deferred tax assets and liabilities consist of the following:

	May 31,
(in millions)	2007	2006

Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Unremitted earnings of foreign subsidiaries	(38)	(51)
Acquired intangibles	(1,756)	(1,340)
Other	—	(30)

Total deferred tax liabilities	(1,924)	(1,551)
Deferred tax assets:
Accruals and allowances	417	602
Employee compensation and benefits	270	137
Differences in timing of revenue recognition	166	101
Depreciation and amortization	85	78
Tax credit and net operating loss carryforwards	935	823
Other	91	149

Total deferred tax assets	1,964	1,890
Valuation allowance	(166)	(189)

Net deferred tax asset (liability)	$(126)	$150

Recorded as:
Current deferred tax assets	$968	$714
Non-current deferred tax assets (in other non-current assets)	47	16
Current deferred tax liabilities (in other current liabilities)	(20)	(16)
Non-current deferred tax liabilities	(1,121)	(564)

Net deferred tax asset (liability)	$(126)	$150

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2007, the amount of temporary differences related to investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $5.7 billion. If these amounts were repatriated in the United States, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these temporary differences would be approximately $1.4 billion. In fiscal 2005, we repatriated $3.1 billion of the earnings of foreign subsidiaries in accordance with the American Jobs Creation Act of 2004 and recorded a federal tax expense of $118 million and a state tax expense (net of federal tax benefit) of $3 million. We repatriated the maximum amount available for repatriation under the American Jobs Creation Act of 2004.

The Internal Revenue Service has examined our federal income tax returns for all years through 1999 without any material adjustment of taxes due. The IRS is currently examining our federal income tax returns for 2000 through 2003. In addition, the Internal Revenue Service is examining taxable years after 2000 for various acquired entities. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. We are also under examination by numerous state and non-US tax authorities. We believe that we have adequately provided for any reasonably foreseeable outcome related to these audits. However, there can be no assurances as to possible outcomes.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

The valuation allowance was $166 million at May 31, 2007 and $189 million at May 31, 2006. The net decrease is primarily attributable to the release of valuation allowance of acquired deferred tax assets, principally federal net operating loss carryforwards. Substantially all of the valuation allowance relates to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits will be applied to reduce goodwill and then to intangible assets established pursuant to the related acquisition.

At May 31, 2007, we had federal net operating loss carryforwards of approximately $1.7 billion. These losses expire in various years between fiscal 2018 and fiscal 2027, and are subject to limitations on their utilization. We have state net operating loss carryforwards of approximately $1.9 billion, which expire between fiscal 2008 and fiscal 2027, and are subject to limitations on their utilization. We have tax credit carryforwards of approximately $209 million, which are subject to limitations on their utilization. Approximately $72 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $137 million, expire in various years between fiscal 2010 and fiscal 2026.

Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. However, these agreements, which are effective for fiscal years through May 31, 2006, do not cover all elements of our intercompany transfer pricing issues and do not bind tax authorities outside the United States. We are currently determining whether to structure additional agreements that cover periods beyond May 2006. There can be no guarantee in any event that any negotiations will result in an agreement.

10.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock awards and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended May 31,
(in millions, except per share data)	2007	2006	2005

Net income	$4,274	$3,381	$2,886

Weighted-average common shares outstanding	5,170	5,196	5,136
Dilutive effect of employee stock plans	99	91	95

Dilutive weighted-average common shares outstanding	5,269	5,287	5,231

Basic earnings per share	$0.83	$0.65	$0.56
Diluted earnings per share	$0.81	$0.64	$0.55
Shares subject to anti-dilutive stock options excluded from calculation(1)	76	123	141

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future. See Note 7 for information regarding the prices of our outstanding, unexercised options.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

11.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

In accordance with Statement 115 and based on our intentions regarding these instruments, we had historically classified certain of our debt securities as held-to-maturity (accounting for these marketable securities at amortized cost) and certain of our other investments in debt securities as available-for-sale (accounting for these marketable securities at market value). In fiscal 2007, we classified substantially all newly purchased investments as available-for-sale.

The amortized principal amount of cash and cash equivalents at May 31, 2007 and 2006 was $6.2 billion and $6.7 billion, respectively, which approximated fair value, and the weighted-average interest rates were 4.08% for both fiscal 2007 and 2006. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2007, fiscal 2006 and fiscal 2005. The following table summarizes the components of our marketable securities:

	May 31, 2007		May 31, 2006
	Available-		Held-to-	Available-
(in millions)	for-Sale(1)	Total	Maturity(1)	for-Sale(1)	Total

Marketable securities (within 1 year)	$802	$802	$854	$92	$946

Debt securities issued by U.S. governmental agencies	$106	$106	$—	$—	$—
Debt securities issued by states of the United States and political subdivisions of the states	—	—	—	2	2
Corporate debt securities and other	696	696	854	90	944

Total	$802	$802	$854	$92	$946

(1)	The amortized cost of our marketable securities approximated fair value.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

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

Net gains (losses) on investment hedges reported in stockholders’ equity prior to tax effects were $45 million, $23 million and $(23) million in fiscal 2007, 2006 and 2005, respectively. The net gain on investment hedges reported in non-operating income, net were $28 million, $24 million and $14 million in fiscal 2007, 2006 and 2005, respectively.

At May 31, 2007, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was $0.2 million as of both May 31, 2007 and 2006. As of May 31, 2007, the Yen investment hedge has a notional amount of $548 million and an exchange rate of 120.22 Yen for each United States dollar.

Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations depends upon the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying consolidated statements of operations were $17 million, $15 million and $(28) million in fiscal 2007, 2006 and 2005, respectively. The unrealized gains (losses) of our outstanding foreign currency forward contracts were $5 million and $(0.3) million at May 31, 2007 and 2006, respectively.

13.	PROPERTY

Property consisted of the following:

	Estimated	May 31,
(in millions)	Useful Lives	2007	2006

Computer and network equipment	2-5 years	$1,379	$1,131
Buildings and improvements	1-50 years	1,350	1,274
Furniture and fixtures	3-10 years	385	369
Land	—	204	200
Automobiles	5 years	5	11
Construction in progress	—	136	66

Total property	1-50 years	3,459	3,051
Accumulated depreciation		(1,856)	(1,660)

Property, net		$1,603	$1,391

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

14.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for fiscal 2007 and 2006, were as follows:

		Software
		License
	New	Updates and
	Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balances as of May 31, 2005	$1,220	$4,863	$445	$475	$7,003
Allocation of goodwill(1)	218	164	93	(475)	—
Siebel acquisition goodwill	538	1,702	274	—	2,514
Other acquisition goodwill	280	147	57	—	484
Goodwill adjustments(2)	(42)	(135)	(15)	—	(192)

Balances as of May 31, 2006	2,214	6,741	854	—	9,809
Hyperion acquisition goodwill(1)	—	—	—	1,673	1,673
i-flex acquisition goodwill	687	276	609	—	1,572
Other acquisition goodwill	295	195	49	10	549
Goodwill adjustments(2)	(27)	(90)	(7)	—	(124)

Balances as of May 31, 2007	$3,169	$7,122	$1,505	$1,683	$13,479

(1)	Represents goodwill associated with certain acquisitions that was or will be allocated to operating segments upon finalization of our intangible asset valuations.

(2)	Primarily relates to the renegotiation of facility leases acquired in the Siebel acquisition and adjustments to deferred taxes.

The changes in intangible assets for fiscal 2007 and the net book value of intangible assets at May 31, 2007 and 2006 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted
	May 31,		May 31,	May 31,		May 31,	May 31,	May 31,	Average
(Dollars in millions)	2006	Additions	2007	2006	Expense	2007	2006	2007	Useful Life

Software support agreements and related relationships	$2,949	$703	$3,652	$(329)	$(321)	$(650)	$2,620	$3,002	10 years
Developed technology	1,336	1,006	2,342	(333)	(355)	(688)	1,003	1,654	5 years
Core technology	594	289	883	(121)	(133)	(254)	473	629	5 years
Customer relationships	375	224	599	(41)	(44)	(85)	334	514	9 years
Trademarks	117	92	209	(19)	(25)	(44)	98	165	8 years

Total	$5,371	$2,314	$7,685	$(843)	$(878)	$(1,721)	$4,528	$5,964

Total amortization expense related to our intangible assets was $878 million, $583 million and $219 million in fiscal 2007, 2006 and 2005, respectively. Estimated future amortization expense related to our intangible assets is $1.1 billion in both fiscal 2008 and fiscal 2009, $976 million in fiscal 2010, $756 million in fiscal 2011, $620 million in fiscal 2012 and $1.4 billion thereafter.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

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

The new software license line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, identification management and access, analytics, development tools and collaboration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services, enterprise resource planning and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. The software license updates and product support line of business also offers customers Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system.

The consulting line of business provides services to customers in business strategy and analysis, business process optimization, and the implementation, deployment and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that deploy our database, middleware and applications software at Oracle’s data center facilities or at a site of our customer’s choosing. CRM On Demand is a service offering that provides our customers with our Siebel CRM Software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of solution support centers, business critical assistance, technical account management, expert services, configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

The following table presents a summary of our businesses and operating segments:

	Year Ended May 31,
(in millions)	2007	2006	2005

New software licenses:
Revenues(1)	$5,874	$4,897	$4,082
Sales and distribution expenses	3,326	2,638	2,055

Margin(2)	$2,548	$2,259	$2,027
Software license updates and product support:
Revenues(1)	$8,541	$7,027	$5,650
Cost of services	788	673	569

Margin(2)	$7,753	$6,354	$5,081
Total software business:
Revenues(1)	$14,415	$11,924	$9,732
Expenses	4,114	3,311	2,624

Margin(2)	$10,301	$8,613	$7,108

Consulting:
Revenues(1)	$2,851	$2,113	$1,796
Cost of services	2,384	1,787	1,471

Margin(2)	$467	$326	$325
On Demand:
Revenues(1)	$555	$398	$307
Cost of services	529	372	274

Margin(2)	$26	$26	$33
Education:
Revenues(1)	$387	$336	$284
Cost of services	272	235	215

Margin(2)	$115	$101	$69
Total services business:
Revenues(1)	$3,793	$2,847	$2,387
Cost of services	3,185	2,394	1,960

Margin(2)	$608	$453	$427

Totals:
Revenues(1)	$18,208	$14,771	$12,119
Expenses	7,299	5,705	4,584

Margin(2)	$10,909	$9,066	$7,535

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $212 million, $391 million and $320 million of revenues that we did not recognize in the accompanying consolidated statements of operations for the years ended May 31, 2007, 2006 and 2005, respectively. See Note 6 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs or stock-based compensation.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2007	2006	2005

Total revenues for reportable segments	$18,208	$14,771	$12,119
Software license updates and product support revenues(1)	(212)	(391)	(320)

Total revenues	$17,996	$14,380	$11,799

Total margin for reportable segments	$10,909	$9,066	$7,535
Software license updates and product support revenues(1)	(212)	(391)	(320)
Product development and information technology expenses	(2,460)	(2,160)	(1,771)
Marketing and partner program expenses	(424)	(447)	(378)
Corporate and general and administrative expenses	(575)	(473)	(438)
Amortization of intangible assets	(878)	(583)	(219)
Acquisition related	(140)	(137)	(208)
Restructuring	(19)	(85)	(147)
Stock-based compensation	(198)	(31)	(25)
Interest expense	(343)	(169)	(135)
Non-operating income, net	326	220	157

Income before provision for income taxes	$5,986	$4,810	$4,051

(1)	Software license updates and product support revenues for management reporting include revenues that we did not recognize in the accompanying condensed consolidated statements of operations in the amount of $212 million, $391 million and $320 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. See Note 6 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for fiscal 2007, fiscal 2006 or fiscal 2005.

	Year Ended May 31,
	2007		2006		2005
		Long Lived		Long Lived		Long Lived
(in millions)	Revenues	Assets(1)	Revenues	Assets(1)	Revenues	Assets(1)

United States	$7,826	$1,404	$6,449	$1,351	$4,943	$1,371
United Kingdom	1,293	111	1,153	109	1,014	112
Japan	909	164	841	105	796	39
Germany	720	11	579	8	579	6
France	635	16	509	16	442	15
Canada	548	10	472	12	345	12
Other foreign countries	6,065	415	4,377	179	3,680	185

Total	$17,996	$2,131	$14,380	$1,780	$11,799	$1,740

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

(1)	Long-lived assets excludes goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

16.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

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

The maximum potential penalty under the CAP, by version, as of May 31, 2007 was as follows:

			Maximum Potential
	Dates Offered to Customers(1)		Penalty
CAP Version	Start Date	End Date	(in millions)

Version 1	June 2003	September 12, 2003	$75
Version 2	September 12, 2003	September 30, 2003	120
Version 3	September 30, 2003	November 7, 2003	40
Version 4	November 18, 2003	June 30, 2004	1,116
Version 5	June 16, 2004	December 28, 2004	743
Version 6	October 12, 2004	December 28, 2004	1,057

			$3,151

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of May 31, 2007 was $3.2 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

17.	GUARANTEES

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements. Certain of our software license agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our results of operations, financial position, or cash flows.

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. Warranty expense was not significant in fiscal 2007, fiscal 2006 or fiscal 2005.

We occasionally are required, for various reasons, to enter into agreements with financial institutions that provide letters of credit on our behalf to parties we conduct business with in ordinary course. Such agreements have not had a material effect on our results of operations, financial position or cash flows.

18.	COMMITMENTS

Lease Commitments

We lease certain facilities and furniture and equipment under operating leases. As of May 31, 2007, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

Year Ended
(in millions)	May 31,

2008	$339
2009	301
2010	242
2011	162
2012	124
Thereafter	280

Future minimum operating lease payments	1,448
Less: Minimum payments to be received from non-cancelable subleases	(190)

Total, net	$1,258

Lease commitments include future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 3. We have approximately $364 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2007.

Rent expense was $224 million, $175 million and $174 million for fiscal years 2007, 2006 and 2005, respectively, net of sublease income of approximately $32 million, $23 million and $10 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term.

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable, legally binding and specify certain minimum quantity and pricing terms. As of May 31, 2007, our unconditional purchase obligations total $73 million for fiscal 2008, $196 million for fiscal 2009, $3 million for fiscal 2010, $3 million for fiscal 2011, $3 million for fiscal 2012 and $14 million thereafter.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

The aforementioned unconditional purchase obligations amounts include a property commitment entered into by one of our subsidiaries to purchase land and buildings for approximately $342 million, of which approximately $64 million was paid in fiscal 2007 and $66 million was paid in fiscal 2006. The remaining commitments for the property will be paid in fiscal 2009.

19.	BENEFIT PLANS

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $198 million, $170 million and $147 million for fiscal years 2007, 2006 and 2005, respectively. In fiscal 2007, fiscal 2006 and 2005, we increased the number of plan participants in our defined contribution plans primarily as a result of additional employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the plan document or by the section 402(g) limit as defined by the Internal Revenue Service. We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the plan, net of forfeitures, were $67 million, $58 million and $46 million in fiscal 2007, 2006 and 2005, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were approximately $195 million and $165 million as of May 31, 2007 and 2006, respectively, and are presented in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

In September 2006, FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) was issued. Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (Plans) to recognize the funded status of their Plans in the balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the balance sheet and provide additional disclosures.

We are the sponsor of a defined benefit pension plan covering certain employees in the United Kingdom and, on May 31, 2007 we adopted the recognition and disclosure provisions of Statement 158. Statement 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan in the May 31, 2007 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net of tax impact on accumulated other comprehensive income of adopting Statement 158 was $29 million at May 31, 2007.

20.	RELATED PARTIES

We have entered into transactions with 11 companies over the last three fiscal years in which our Chief Executive Officer, directly or indirectly, has a controlling interest. These companies purchased software and services for $2.3 million, $4.7 million and $4.1 million during fiscal 2007, 2006 and 2005, respectively. In addition, we purchased goods and services from five of these companies for $1.8 million, $1.0 million and $0.8 million in fiscal 2007, 2006 and 2005, respectively.

In connection with our acquisition of PeopleSoft, we assumed a sublease with a company in which our Chief Executive Officer holds a controlling interest and we received payments of $0.1 million and $0.2 million during fiscal 2006 and 2005, respectively. The sublease was terminated in the first quarter of fiscal 2006 when this company entered into a direct lease with the landlord.

In fiscal 2006 and 2005, we received $0.1 million and $0.6 million, respectively, for purchases of software and services from two companies affiliated with two other members of our Board of Directors who are, or were,

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

executive officers of such companies. A member of our Board of Directors was previously an executive officer of one such company until July 2005. Transactions with this company from June 2005 to the date of this Board member’s departure in July 2005 have been included in the preceding disclosure. Our fiscal 2007 transactions were not significant.

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

Intellectual Property Litigation

Mangosoft, Inc. and Mangosoft Corporation filed a patent infringement action against us in the United States District Court for the District of New Hampshire on November 22, 2002. Plaintiffs alleged that we are willfully infringing U.S. Patent Nos. 6,148,377 (the ‘377 patent) and 5,918,229 (the ‘229 patent), which they claim to own. Plaintiffs seek damages based on our license sales of the Real Application Clusters database option, the 9i and 10g databases, and the Application Server, and seek injunctive relief. We denied infringement and asserted affirmative defenses and counterclaimed against plaintiffs for declaratory judgment that the ‘377 and ‘229 patents are invalid, unenforceable and not infringed by us. On May 19, 2004, the court held a claims construction (Markman) hearing,

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2007

and on September 21, 2004, it issued a Markman order. On June 21, 2005, plaintiffs withdrew their allegations of infringement of the ‘229 patent. Discovery closed on July 1, 2005. Summary judgment motions were filed on August 25, 2005, and the court held a hearing on these motions on October 17, 2005. On March 14, 2006 the court ruled that Oracle’s Real Application Clusters database option did not infringe the ‘377 patent.

Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid and unenforceable, were the only claims that the Court left open for trial. On April 21, 2006 Mangosoft filed a motion asking that Mangosoft be allowed to appeal the noninfringement ruling immediately to the Federal Circuit Court of Appeals and that trial on Oracle’s counterclaims be stayed until that appeal has been resolved. Oracle filed a brief opposing that motion on May 8, 2006. On March 28, 2007, the Court issued an order largely granting the relief sought by MangoSoft. The Court dismissed Oracle’s counterclaims of invalidity and inequitable conduct without prejudice and ordered the entry of judgment of noninfringement consistent with its March 14, 2006 order on summary judgment. On March 29, 2007, the Court entered Judgment in Oracle’s favor on the issue of noninfringement and, on the same day, MangoSoft filed its notice of appeal to the Federal Circuit stating that it was appealing (1) the Court’s March 14, 2006 order on summary judgment, (2) the Court’s order of March 28, 2007, (3) the Court’s claim construction order of September 21, 2004, and (4) the entry of judgment on March 29, 2007. Oracle has filed its statement of costs in the amount of approximately $0.2 million in connection with the entry of judgment. MangoSoft’s opening brief on appeal is due on August 6, 2007. Oracle’s responsive brief is due September 17, 2007, and MangoSoft’s reply is due on October 1, 2007. On May 21, 2007, the parties were notified that the matter was selected for inclusion in the Federal Circuit’s mandatory Appellate Mediation Program. A mediation was held on for June 20, 2007, but the matter was not resolved. Accordingly, the appeal will proceed on the schedule outlined above.

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, “Oracle”) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly owned subsidiary, SAP America, Inc., and its wholly owned subsidiary, TomorrowNow, Inc., (collectively, the “SAP Defendants”) alleging violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, conversion, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. Oracle alleged that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The complaint seeks unspecified damages and preliminary and permanent injunctive relief. On April 10, 2007, Oracle filed a stipulation extending the time for the SAP Defendants to respond to the complaint. On June 1, 2007, Oracle filed their First Amended Complaint, adding claims for infringement of the federal Copyright Act and breach of contract, and dropping the conversion and separately pled conspiracy claims. The SAP Defendants’ response is due July 2, 2007.

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

SCHEDULE II

ORACLE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged
	Beginning	to Operations or		Translation	Ending
(in millions)	Balance	Other Accounts	Write-offs	Adjustments	Balance

Trade Receivable Allowances
Year Ended:
May 31, 2005	$364	197	(300)	8	$269

May 31, 2006	$269	241	(185)	—	$325

May 31, 2007	$325	244	(268)	5	$306

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2007.

ORACLE CORPORATION

By:	/s/ Lawrence J. Ellison
Lawrence J. Ellison, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Lawrence J. Ellison Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2007

/s/ Safra A. Catz Safra A. Catz	Chief Financial Officer and Director (Principal Financial Officer)	June 29, 2007

/s/ William Corey West William Corey West	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 29, 2007

/s/ Jeffrey O. Henley Jeffrey O. Henley	Chairman of the Board of Directors	June 29, 2007

/s/ Jeffrey Berg Jeffrey Berg	Director	June 29, 2007

/s/ H. Raymond Bingham H. Raymond Bingham	Director	June 29, 2007

/s/ Michael J. Boskin Michael J. Boskin	Director	June 29, 2007

/s/ Hector Garcia-Molina Hector Garcia-Molina	Director	June 29, 2007

/s/ Jack F. Kemp Jack F. Kemp	Director	June 29, 2007

/s/ Donald L. Lucas Donald L. Lucas	Director	June 29, 2007

/s/ Charles E. Phillips, Jr. Charles E. Phillips, Jr.	Director	June 29, 2007

/s/ Naomi O. Seligman Naomi O. Seligman	Director	June 29, 2007

ORACLE CORPORATION
INDEX OF EXHIBITS

Exhibit No.	Exhibit Titles

21.01	Subsidiaries of the Registrant
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act