Form 10-Q
period 2007-08-31
ORACLE CORP
filed 2007-09-26
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

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

The number of shares of registrant’s common stock outstanding as of September 24, 2007 was: 5,121,310,048.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2007 and May 31, 2007
(Unaudited)

	August 31,	May 31,
(in millions, except per share data)	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$6,455	$6,218
Marketable securities	1,288	802
Trade receivables, net of allowances of $283 and $306	2,735	4,074
Other receivables	284	515
Deferred tax assets	981	968
Prepaid expenses and other current assets	430	306

Total current assets	12,173	12,883

Non-current assets:
Property, net	1,633	1,603
Intangible assets: software support agreements and related relationships, net	2,985	3,002
Intangible assets: others, net	2,950	2,962
Goodwill	13,544	13,479
Deferred tax assets	385	48
Other assets	645	595

Total non-current assets	22,142	21,689

Total assets	$34,315	$34,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$2	$1,358
Accounts payable	298	315
Income taxes payable	—	1,237
Accrued compensation and related benefits	1,090	1,349
Accrued restructuring	188	201
Deferred revenues	4,121	3,492
Other current liabilities	1,098	1,435

Total current liabilities	6,797	9,387

Non-current liabilities:
Notes payable and long-term debt, net of current portion	6,236	6,235
Income taxes payable	1,291	—
Deferred tax liabilities	1,121	1,121
Accrued restructuring	251	258
Deferred revenues	270	93
Other long-term liabilities	564	559

Total non-current liabilities	9,733	8,266

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized:
11,000 shares; outstanding: 5,117 shares at August 31, 2007 and 5,107 shares at May 31, 2007	10,759	10,293
Retained earnings	6,619	6,223
Accumulated other comprehensive income	407	403

Total stockholders’ equity	17,785	16,919

Total liabilities and stockholders’ equity	$34,315	$34,572

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	August 31,
(in millions, except per share data)	2007	2006

Revenues:
New software licenses	$1,087	$804
Software license updates and product support	2,383	1,941

Software revenues	3,470	2,745
Services	1,059	846

Total revenues	4,529	3,591

Operating expenses:
Sales and marketing	974	750
Software license updates and product support	228	200
Cost of services	931	780
Research and development	652	506
General and administrative	195	157
Amortization of intangible assets	285	198
Acquisition related	47	48
Restructuring	—	9

Total operating expenses	3,312	2,648

Operating income	1,217	943
Interest expense	(94)	(83)
Non-operating income, net	77	102

Income before provision for income taxes	1,200	962
Provision for income taxes	360	292

Net income	$840	$670

Earnings per share:
Basic	$0.16	$0.13

Diluted	$0.16	$0.13

Weighted average common shares outstanding:
Basic	5,110	5,217

Diluted	5,217	5,307

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	August 31,
(in millions)	2007	2006

Cash Flows From Operating Activities:
Net income	$840	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67	59
Amortization of intangible assets	285	198
Deferred income taxes	24	(6)
Minority interests in income	12	12
Stock-based compensation	101	50
Tax benefits on the exercise of stock options	129	49
Excess tax benefits from stock-based compensation	(82)	(30)
In-process research and development	7	43
Net investment gains related to equity securities	—	(15)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,381	1,040
Decrease in prepaid expenses and other assets	161	86
Decrease in accounts payable and other liabilities	(679)	(900)
Decrease in income taxes payable	(301)	(6)
Increase in deferred revenues	756	373

Net cash provided by operating activities	2,701	1,623

Cash Flows From Investing Activities:
Purchases of marketable securities and investments	(896)	(2,430)
Proceeds from maturities and sales of marketable securities and investments	561	642
Acquisitions, net of cash acquired	(546)	(225)
Capital expenditures	(87)	(49)

Net cash used for investing activities	(968)	(2,062)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(530)	(936)
Proceeds from issuance of common stock	317	162
Payments of debt	(1,361)	(7)
Excess tax benefits from stock-based compensation	82	30
Distributions to minority interests	(28)	(25)

Net cash used for financing activities	(1,520)	(776)

Effect of exchange rate changes on cash and cash equivalents	24	2

Net increase (decrease) in cash and cash equivalents	237	(1,213)
Cash and cash equivalents at beginning of period	6,218	6,659

Cash and cash equivalents at end of period	$6,455	$5,446

Non-cash financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$14	$15
Unsettled repurchases of common stock	$17	$64
Debt issued in connection with acquisitions	$—	$13

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2008. Certain prior period balances have been reclassified to conform to the current period presentation. Additionally, there have been no significant changes in new accounting pronouncements or in our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 other than the impact of our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which affected our Accounting for Income Taxes policy (see Note 9).

2.	NEW ACCOUNTING PRONOUCEMENTS

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the pending adoption of Statement 157 on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the pending adoption of Statement 159 on our consolidated financial statements.

Accounting for Advanced Payments for Future Research and Development:  In June 2007, the FASB ratified EITF 07-3, Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2009. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.

3.	STOCK-BASED COMPENSATION

We account for share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

Payment, which requires that these awards (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.

As required by Statement 123R, we recognize stock-based compensation expense for awards issued or assumed after June 1, 2006 that are expected to vest. For all awards granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of awards granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate quarterly. The net effect of forfeiture adjustments based on actual results was an increase to stock-based compensation expense of approximately $9 million for the three months ended August 31, 2007 (nominal for the three months ended August 31, 2006).

Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2007	2006

Sales and marketing	$13	$10
Software license updates and product support	4	3
Cost of services	4	3
Research and development	28	22
General and administrative	20	12

Subtotal	69	50
Acquisition related charges(1)	32	—

Total	$101	$50

(1)	Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

We estimate the fair value of our stock awards using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. During the three months ended August 31, 2007 and 2006, the fair value of stock awards was estimated at the date of grant using weighted-average assumptions as follows:

	Three Months Ended
	August 31,
	2007	2006

Expected life (in years)	5.3	5.1
Risk-free interest rate	5.05%	5.14%
Volatility	27%	26%
Dividend yield	—	—
Weighted average fair value at grant date	$7.10	$4.88

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
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

4.	ACQUISITIONS

Fiscal 2008 Acquisition

Agile Software Corporation

We acquired Agile Software Corporation to expand our offering of product life cycle management solutions on July 16, 2007 by means of a merger of Agile with our wholly-owned subsidiary. We have included the financial results of Agile in our consolidated financial results effective July 16, 2007.

The total purchase price for Agile was $492 million which consisted of $471 million in cash paid to acquire the outstanding common stock of Agile, $14 million for the fair value of Agile options assumed and $7 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $105 million of goodwill, $198 million of identifiable intangible assets, $184 million of net tangible assets and $5 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Fiscal 2007 Acquisitions

Hyperion Solutions Corporation

On April 13, 2007, we acquired majority ownership of Hyperion Solutions Corporation by means of a cash tender offer and, subsequently, completed a merger of Hyperion with our wholly-owned subsidiary on April 19, 2007. We acquired Hyperion to expand our offerings of enterprise performance management and business intelligence software solutions.

The total purchase price for Hyperion was $3.2 billion which consisted of $3,171 million in cash paid to acquire the outstanding common stock of Hyperion, $51 million for the fair value of Hyperion options assumed and restricted stock awards exchanged and $27 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $1,620 million of goodwill, $1,460 million of identifiable intangible assets, $113 million of net tangible assets and $56 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain restructuring liabilities, legal matters, income and non-income based taxes and residual goodwill.

i-flex solutions limited

During fiscal 2007 and fiscal 2006, we acquired interests in and increased our ownership of i-flex solutions limited (Bombay Stock Exchange: IFLX.BO and National Stock Exchange of India: IFLX.NS) to approximately 83% by means of share purchase agreements, an open offer to acquire shares and open market purchases. We acquired a majority ownership in i-flex to expand our offerings of software solutions and services to the financial services industry.

Our cumulative investment in i-flex as of August 31, 2007 was approximately $2.1 billion, which consisted of $2,039 million of cash paid for common stock and $31 million in transaction costs and other expenses. Our

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

cumulative investment in i-flex has been allocated to i-flex’s net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition of the interests. The minority interest in the net assets of i-flex has been recorded at historical book values. In allocating the purchase price, we recorded approximately $1.6 billion of goodwill, $281 million of identifiable intangible assets, $180 million of net tangible assets and $46 million of in-process research and development.

Other Acquisitions

During the first quarter of fiscal 2008 and fiscal 2007, we acquired several other companies and purchased certain technology and development assets. Our acquisitions during the first quarter of fiscal 2008, excluding Agile, were insignificant. Our other fiscal 2007 acquisitions had a total preliminary purchase price of approximately $1.3 billion, which included cash paid of $1,258 million and the fair value of options assumed of $46 million. We recorded approximately $507 million of goodwill, $574 million of identifiable intangible assets, $174 million of net tangible assets and $49 million of in-process research and development associated with these other fiscal 2007 acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle, Agile, Hyperion and other collectively significant companies acquired during the first quarter of fiscal 2008 and during fiscal 2007, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for the periods presented also includes the business combination accounting effect on historical Agile, Hyperion and other collectively significant companies’ support revenues, amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed, adjustments to interest expense and related tax effects.

The unaudited pro forma financial information for the three months ended August 31, 2007 combines the historical results of Oracle for the three months ended August 31, 2007, the historical results of Agile for the period from June 1, 2007 to July 15, 2007, and the business combination accounting effects listed above. The unaudited pro forma financial information for the three months ended August 31, 2006 combines the historical results of Oracle for the three months ended August 31, 2006 and, due to differences in our reporting periods, the historical results of Agile for the three months ended July 31, 2006, the historical results of Hyperion for the three months ended September 30, 2006, the historical results of other collectively significant companies acquired based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the business combination accounting effects listed above.

	Three Months Ended
	August 31,
(in millions, except per share data)	2007	2006

Total revenues	$4,542	$3,808
Net income	$833	$539
Basic net income per share	$0.16	$0.10
Diluted net income per share	$0.16	$0.10

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

5.	ACQUISITION RELATED CHARGES

Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-based compensation expenses and personnel related costs for transitional employees. Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of those options.

	Three Months Ended
	August 31,
(in millions)	2007	2006

In-process research and development	$7	$43
Transitional employee related costs	6	5
Stock-based compensation	32	—
Professional fees	2	—

Total acquisition related charges	$47	$48

6.  NON-OPERATING INCOME, NET

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, net investment gains related to marketable securities and other investments as well as the minority share in the net profits of i-flex and Oracle Japan.

	Three Months Ended
	August 31,
(in millions)	2007	2006

Interest income	$74	$77
Foreign currency gains, net	6	6
Net investment gains related to marketable securities	—	15
Minority interests	(12)	(12)
Other	9	16

Total non-operating income, net	$77	$102

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, the majority of which is not deductible for tax purposes, by operating segment for the three months ended August 31, 2007, were as follows:

		Software
		License
	New	Updates and
	Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balance as of May 31, 2007	$3,169	$7,122	$1,505	$1,683	$13,479
Goodwill acquired(1)	—	—	—	197	197
Goodwill adjustments(2)	(16)	(75)	(9)	(32)	(132)

Balance as of August 31, 2007	$3,153	$7,047	$1,496	$1,848	$13,544

(1)	Represents goodwill associated with certain acquisitions that were or will be allocated to our operating segments upon the finalization of our intangible asset valuations.

(2)	Pursuant to business combination accounting rules, goodwill adjustments represent the effect on goodwill of changes to net assets acquired and are primarily attributable to various income tax related adjustments recorded during the first quarter of fiscal 2008.

The changes in intangible assets for the three months ended August 31, 2007 and the net book value of intangible assets at August 31, 2007 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted
	May 31,		Aug 31,	May 31,		Aug 31,	May 31,	Aug 31,	Average
(Dollars in millions)	2007	Additions	2007	2007	Expense	2007	2007	2007	Useful Life

Software support agreements and related relationships	$3,652	$80	$3,732	$(650)	$(97)	$(747)	$3,002	$2,985	10 years
Developed technology	2,342	108	2,450	(688)	(120)	(808)	1,654	1,642	5 years
Core technology	883	25	908	(254)	(43)	(297)	629	611	5 years
Customer relationships	599	42	641	(85)	(17)	(102)	514	539	9 years
Trademarks	209	1	210	(44)	(8)	(52)	165	158	8 years

Total	$7,685	$256	$7,941	$(1,721)	$(285)	$(2,006)	$5,964	$5,935

Total amortization expense related to our intangible assets was $285 million and $198 million for the three months ended August 31, 2007 and 2006, respectively. As of August 31, 2007, estimated future amortization expense related to intangible assets is $871 million for the remainder of fiscal 2008, $1.1 billion in fiscal 2009, $1.0 billion in fiscal 2010, $794 million in fiscal 2011, $656 million in fiscal 2012, $506 million in fiscal 2013 and $940 million thereafter.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	August 31,	May 31,
(in millions)	2007	2007

Software license updates and product support	$3,682	$3,079
Services	287	279
New software licenses	152	134

Deferred revenues, current	4,121	3,492
Deferred revenues, non-current	270	93

Total deferred revenues	$4,391	$3,585

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. The deferred software license updates and product support revenues are typically highest at the end of our first fiscal quarter due to the collection of cash from the large volume of service contracts that are sold or renewed in the fiscal quarter ending in May of each year due to the peak in sales surrounding our fiscal year-end. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements. Deferred revenues, non-current are comprised primarily of deferred software license updates and product support revenues to be delivered beyond the next 12 months.

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $64 million and $70 million, which would have been otherwise recorded by the acquired entities, for the three months ended August 31, 2007 and 2006 respectively.

9.	INCOME TAXES

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 30.0% and 30.4% for the three months ended August 31, 2007 and 2006, respectively.

On June 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The total amount of gross unrecognized tax benefits as of June 1, 2007 (the date of adoption of FIN 48) was $1.3 billion. The adoption of FIN 48 resulted in an increase to our retained earnings of $4 million. In addition, as of the date of adoption, $612 million of unrecognized benefits would affect our effective tax rate if realized. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations and the gross amount of interest and penalties accrued as of the date of adoption was $286 million.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2006. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, issues related to certain capital gains and losses, Foreign Sales Corporation/Extraterritorial Income exemptions, stewardship deductions and foreign tax credits taken, or are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of June 1, 2007, the unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $256 million ($225 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits. We believe it was reasonably possible that, as of June 1, 2007, the gross unrecognized tax benefits could decrease in the next 12 months by as much as $73 million ($14 million net of offsetting tax benefits), related primarily to a technical matter of corporate restructuring, which would be affected by the possible passage of favorable legislation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

10.	RESTRUCTURING ACTIVITIES

Hyperion Restructuring Plan

During the fourth quarter of our fiscal year 2007, management approved and initiated plans to restructure certain operations of pre-merger Hyperion to eliminate redundant costs resulting from the acquisition of Hyperion and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by management.

The total estimated restructuring costs associated with exiting activities of Hyperion are $115 million, consisting primarily of excess facilities obligations through fiscal 2019 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Hyperion and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Hyperion restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

increases to the estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period, and as an adjustment to operating expenses thereafter.

Siebel Restructuring Plan

During the third quarter of our fiscal year 2006, management approved and initiated plans to restructure certain operations of pre-merger Siebel Systems, Inc. to eliminate redundant costs resulting from the acquisition of Siebel and improve efficiencies in operations. The cash restructuring charges recorded were based on a restructuring plan that was committed to by management.

The total estimated restructuring costs associated with exiting activities of Siebel were $574 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Siebel restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as operating expenses.

Summary of All Plans

		Three Months Ended					Total	Total
	Accrued	August 31, 2007				Accrued	Costs	Expected
	May 31,	Initial	Adj. to	Cash		Aug 31,	Accrued	Program
(in millions)	2007(1)	Costs(2)	Cost	Payments	Other(3)	2007(1)	to Date	Costs

Hyperion Restructuring Plan
Severance	$45	$2	$—	$(4)	$—	$43	$47	$47
Facilities	46	5	—	(3)	—	48	52	52
Contracts and other	16	—	(2)	—	—	14	16	16

Total Hyperion Restructuring	$107	$7	$(2)	$(7)	$—	$105	$115	$115

Siebel Restructuring Plan
Severance	$6	$—	$—	$—	$—	$6	$63	$63
Facilities	230	—	—	(14)	1	217	472	472
Contracts and other	10	—	—	—	—	10	39	39

Total Siebel Restructuring	$246	$—	$—	$(14)	$1	$233	$574	$574

Total Other Restructuring Plans	$106	$—	$(1)	$(4)	$—	$101

Total All Restructuring Plans	$459	$7	$(3)	$(25)	$1	$439

(1)	Accrued restructuring at August 31, 2007 and May 31, 2007 was $439 and $459, respectively. The balances include $188 and $201 recorded in accrued restructuring, current and $251 and $258 recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets at August 31, 2007 and May 31, 2007, respectively.

(2)	Costs associated with initial restructuring plan.

(3)	Represents foreign currency translation adjustments.

11.	STOCK REPURCHASES

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

program by $4.0 billion and as of August 31, 2007, approximately $3.7 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 25 million shares for $500 million during the three months ended August 31, 2007 (including approximately 1 million shares for $17 million that were repurchased but not settled) and approximately 67 million shares for $1.0 billion during the three months ended August 31, 2006 (including approximately 4 million shares for $64 million that were repurchased but not settled) under the applicable repurchase programs authorized.

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

	Three Months Ended
	August 31,
(in millions, except per share data)	2007	2006

Net income	$840	$670

Weighted-average common shares outstanding	5,110	5,217
Dilutive effect of employee stock plans	107	90

Dilutive weighted-average common shares outstanding	5,217	5,307

Basic earnings per share	$0.16	$0.13
Diluted earnings per share	$0.16	$0.13
Effect of shares subject to anti-dilutive stock options excluded from calculation(1)	91	105

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

13.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on debt and equity securities and equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	August 31,
(in millions)	2007	2006

Net income	$840	$670
Change in net foreign currency translation gain (loss)	24	(31)
Change in unrealized gain (loss) on equity hedge, net	(20)	14
Change in unrealized gain on investments, net	—	1

Comprehensive income	$844	$654

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended
	August 31,
(in millions)	2007	2006

New software licenses:
Revenues(1)	$1,084	$802
Sales and distribution expenses	838	627

Margin(2)	$246	$175
Software license updates and product support:
Revenues(1)	$2,446	$2,010
Cost of services	212	185

Margin(2)	$2,234	$1,825
Total software business:
Revenues(1)	$3,530	$2,812
Expenses	1,050	812

Margin(2)	$2,480	$2,000
Consulting:
Revenues(1)	$796	$636
Cost of services	674	553

Margin(2)	$122	$83
On Demand:
Revenues(1)	$158	$125
Cost of services	140	129

Margin(2)	$18	$(4)
Education:
Revenues(1)	$109	$88
Cost of services	75	64

Margin(2)	$34	$24
Total services business:
Revenues(1)	$1,063	$849
Cost of services	889	746

Margin(2)	$174	$103
Totals:
Revenues(1)	$4,593	$3,661
Expenses	1,939	1,558

Margin(2)	$2,654	$2,103

(1)	Operating segment revenues differ from the external reporting classifications for our revenues due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $64 million and $70 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs or stock-based compensation expenses.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended
	August 31,
(in millions)	2007	2006

Total revenues for reportable segments	$4,593	$3,661
Software license updates and product support revenues(1)	(64)	(70)

Total revenues	$4,529	$3,591

Total margin for reportable segments	$2,654	$2,103
Software license updates and product support revenues(1)	(64)	(70)
Product development and information technology expenses	(711)	(561)
Marketing and partner program expenses	(93)	(89)
Corporate and general and administrative expenses	(164)	(129)
Amortization of intangible assets	(285)	(198)
Acquisition related	(47)	(48)
Restructuring	—	(9)
Stock-based compensation	(69)	(50)
Interest expense	(94)	(83)
Non-operating income, net	73	96

Income before provision for income taxes	$1,200	$962

(1)	Software license updates and product support revenues for management reporting include $64 million and $70 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

15.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

In June 2003, in response to our tender offer, PeopleSoft, Inc. implemented what it referred to as the “customer assurance program” or “CAP.” The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the CAP payments are triggered.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

The maximum potential penalty under the CAP, by version, as of August 31, 2007 was as follows:

			Maximum Potential
	Dates Offered to Customers(1)		Penalty
CAP Version	Start Date	End Date	(in millions)

Version 1	June 2003	September 12, 2003	$3
Version 2	September 12, 2003	September 30, 2003	120
Version 3	September 30, 2003	November 7, 2003	25
Version 4	November 18, 2003	June 30, 2004	1,103
Version 5	June 16, 2004	December 28, 2004	741
Version 6	October 12, 2004	December 28, 2004	1,053

			$3,045

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of August 31, 2007 was $3.0 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until later in our fiscal year 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of any litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

16.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. On July 26, 2007, defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment against all defendants and a motion for summary judgment against our Chief Executive Officer. On August 7, 2007, plaintiffs filed amended versions of these motions. The parties’ summary judgment motions are fully briefed. Currently, the court has set no date for hearing on these motions. The court has set a trial date of November 26, 2007. Plaintiffs seek unspecified damages

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid and unenforceable, were the only claims that the Court left open for trial. On April 21, 2006 Mangosoft filed a motion asking that Mangosoft be allowed to appeal the noninfringement ruling immediately to the Federal Circuit Court of Appeals and that trial on Oracle’s counterclaims be stayed until that appeal has been resolved. Oracle filed a brief opposing that motion on May 8, 2006. On March 28, 2007, the Court issued an order largely granting the relief sought by Mangosoft. The Court dismissed Oracle’s counterclaims of invalidity and inequitable conduct without prejudice and ordered the entry of judgment of noninfringement consistent with its March 14, 2006 order on summary judgment. On March 29, 2007, the Court entered Judgment in Oracle’s favor on the issue of noninfringement and, on the same day, Mangosoft filed its notice of appeal to the Federal Circuit stating that it was appealing (1) the Court’s March 14, 2006 order on summary judgment, (2) the Court’s order of March 28, 2007, (3) the Court’s claim construction order of September 21, 2004, and (4) the entry of judgment on March 29, 2007. Oracle has filed its statement of costs in the amount of approximately $0.2 million in connection with the entry of judgment. On May 21, 2007, the parties were notified that the matter was selected for inclusion in the Federal Circuit’s mandatory Appellate Mediation Program. A mediation was held on for June 20, 2007, but the matter was not resolved. Mangosoft filed its opening brief in the Federal Circuit on August 6, 2007. Oracle’s responsive brief is due November 16, 2007, with Mangosoft’s reply due on November 30, 2007. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2007
(Unaudited)

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, “Oracle”) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly owned subsidiary, SAP America, Inc., and its wholly owned subsidiary, TomorrowNow, Inc., (collectively, the “SAP Defendants”) alleging violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, conversion, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. Oracle alleged that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The complaint seeks unspecified damages and preliminary and permanent injunctive relief. On April 10, 2007, Oracle filed a stipulation extending the time for the SAP Defendants to respond to the complaint. On June 1, 2007, Oracle filed their First Amended Complaint, adding claims for infringement of the federal Copyright Act and breach of contract, and dropping the conversion and separately pled conspiracy claims. On July 2, 2007 the SAP Defendants’ filed their Answer and Affirmative Defenses, acknowledging that TomorrowNow had made some “inappropriate downloads” and otherwise denying the claims alleged in the First Amended Complaint. The parties have exchanged their first sets of Requests for Production of Documents and Interrogatories and continue to negotiate a Preservation Order. A Case Management Conference is scheduled to occur on September 25, 2007.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our financial condition and results of operations.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2008, which runs from June 1, 2007 to May 31, 2008.

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

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and our acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that the analysis of new software revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represent 33% of our total revenues on a trailing 4-quarter basis. Our new software license margins have been and will be affected by the amortization of intangible assets associated with companies we have acquired.

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

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. In fiscal 2007, we also introduced Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the renewal rate of the support contract base, (2) the amount of new support contracts sold in connection with the sale of new software licenses, and (3) the support contract base of companies we have acquired.

Software license updates and product support revenues, which represent approximately 46% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the last trailing 4-quarters were 84%, and account for 78% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

•	Substantially all customers purchase license updates and product support subscriptions when they buy new software licenses, resulting in a further increase in our support contract base. Even if new license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to the support contract base.

•	Our acquisitions have significantly increased our support contract base, as well as the portfolio of products available to be licensed.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $64 million and $70 million in the three months ended August 31, 2007 and 2006, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education revenues. Our services business, which represents 21% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased primarily due to higher revenues contributed by i-flex as well as an increase in application implementations created by higher sales of new software applications over the past year. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new license growth rates have generally increased over the last several quarters in comparison to corresponding prior year periods.

On Demand:  On Demand includes our Oracle On Demand, CRM On Demand as well as Advanced Customer Services. We believe that our On Demand offerings provide our customers flexibility in how they manage their information technology environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in On Demand to support current and future revenue growth, which has negatively impacted On Demand margins and may continue to do so in the future.

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

Acquisitions

An active acquisition program is an important element of our corporate strategy. Over the past four fiscal years, we have acquired PeopleSoft, Inc., a provider of enterprise applications software products; Siebel Systems, Inc., a provider of customer relationship management software; Hyperion Solutions Corporation, a provider of enterprise performance management and business intelligence software; and others. Typically, the significant majority of our integration activities related to an acquisition are substantially complete in the United States within three to six months after the closing of the acquisition.

We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, particularly in the applications marketplace, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation, grow our earnings and increase stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 4 of our Notes to Condensed Consolidated Financial Statements for additional information related to our recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Business Combinations

•	Goodwill and Intangible Assets

•	Accounting for Income Taxes

•	Legal and Other Contingencies

•	Stock-Based Compensation

•	Allowances for Doubtful Accounts and Returns

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

With the exception of the below paragraph that discusses the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on our critical accounting policy and estimates for accounting for income taxes, during the first quarter of fiscal 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

On June 1, 2007, we adopted FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. During our first quarter of fiscal 2008, we adjusted our policy in the accounting for and presentation of uncertain tax positions in order to comply with the interpretive guidance set forth in FIN 48.

Results of Operations

The comparability of our operating results in the first quarter of fiscal 2008 compared with the same period in fiscal 2007 is impacted by our acquisitions, principally our acquisition of Hyperion in the fourth quarter of fiscal 2007.

In our discussion of changes in our results of operations from the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, we quantify the contribution of our acquired products to the growth in new software license revenues and the amount of revenues associated with software license updates and product support and present supplemental disclosure related to acquisition accounting and stock-based compensation where applicable. Although certain revenues were quantifiable, we are unable to identify the following:

•	The contribution of the significant majority of consulting and education services revenues from acquired companies during the first quarter of fiscal 2008 as the significant majority of these services have been fully integrated into our existing operations.

•	The contribution of the significant majority of expenses associated with acquired products and services during the first quarter of fiscal 2008 as the significant majority of these expenses have been fully integrated into our existing operations.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantifications cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. The commissions earned by our integrated sales force generally do not vary based on the application product sold. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different.

•	Our acquisitions have not resulted in our entry into a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to acquisition accounting and stock-based compensation are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this quarterly report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the exchange rate in effect on May 31, 2007, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2007 and August 31, 2006, our financial statements would reflect revenues of $1.36 million during the first quarter of fiscal 2008 (using 1.36 as the exchange rate) and $1.28 million during the first quarter of fiscal 2007 (using 1.28 as the exchange rate). The constant currency presentation would translate the results for the three months ended August 31, 2007 and 2006 using the May 31, 2007 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

Total Revenues by Geography:
Americas	$2,375	21%	20%	$1,956
EMEA(1)	1,530	34%	26%	1,140
Asia Pacific	624	26%	22%	495

Total revenues	4,529	26%	22%	3,591
Total Operating Expenses	3,312	25%	21%	2,648

Total Operating Margin	$1,217	29%	24%	$943

Total Operating Margin %	27%			26%
% Revenues by Geography:
Americas	52%			54%
EMEA	34%			32%
Asia Pacific	14%			14%
Total Revenues by Business:
Software	$3,470	26%	23%	$2,745
Services	1,059	25%	21%	846

Total revenues	$4,529	26%	22%	$3,591

% Revenues by Business:
Software	77%			76%
Services	23%			24%

(1)	Comprised of Europe, the Middle East and Africa

Total revenues increased in the first quarter of fiscal 2008 due to increased demand for our products and services offerings, strong sales execution and incremental revenues from our acquisitions. The growth in our total revenues was positively affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2008 due to the weakening of the United States dollar relative to other major international currencies. Excluding the effects of currency rate fluctuations, new software license revenues contributed 32% to the growth in total revenues, software license updates and product support revenues contributed 46% and services revenues contributed 22%.

Excluding the effect of currency rate fluctuations, the Americas contributed 49% to the increase in total revenues, EMEA contributed 38% and Asia Pacific contributed 13%.

Excluding the effect of currency rate fluctuations, the increase in operating expenses in the first quarter of fiscal 2008 was primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our acquisitions in the first quarter of fiscal 2008 and during fiscal year 2007), as well as higher commissions and travel and entertainment expenses associated with both increased revenues and headcount levels. In addition, operating expenses also increased in the first quarter of fiscal 2008 due to higher amortization costs of intangible assets resulting primarily from acquisitions that we completed since the beginning of fiscal 2007 and higher stock-based compensation charges resulting primarily from the acceleration of vesting of certain acquired stock awards upon employee termination pursuant to the original terms of those awards. Operating expense growth was adversely affected by foreign currency rate fluctuations of 4 percentage points.

Operating margins as a percentage of total revenues increased during the first quarter of fiscal 2008. The growth in our operating margins in the first quarter of fiscal 2008 was favorably affected by foreign currency rate fluctuations of 5 percentage points. Our total revenues grew at a faster rate than our total operating expenses, and grew at an even higher rate after excluding amortization of intangible assets expenses and stock-based compensation expenses.

International operations will continue to provide a significant portion of our total revenues. As a result, total revenues and expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies.

Supplemental Disclosure Related to Acquisition Accounting and Stock-Based Compensation

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Readers are directed to the introduction under “Results of Operations” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results include the following business combination accounting entries and expenses related to acquisitions as well as other significant expenses:

	Three Months Ended August 31,
(in millions)	2007	2006

Support deferred revenues(1)	$64	$70
Amortization of intangible assets(2)	285	198
Acquisition related charges(3)	47	48
Restructuring(4)	—	9
Stock-based compensation(5)	69	50
Income tax effect(6)	(140)	(114)

	$325	$261

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $64 million and $70 million in the first quarter of fiscal 2008 and fiscal 2007, respectively. As of August 31, 2007, approximately $76 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2008 that would have otherwise been recognized by the acquired businesses as independent entities, due to the application of business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily PeopleSoft, Siebel, Hyperion and i-flex. Estimated future amortization expenses related to intangible assets is as follows (in millions):

Remainder of Fiscal 2008	$871
Fiscal 2009	1,147
Fiscal 2010	1,021
Fiscal 2011	794
Fiscal 2012	656
Fiscal 2013	506
Thereafter	940

Total	$5,935

(3)	Acquisition related charges primarily consist of in-process research and development expenses, stock-based compensation expenses, integration-related professional services, and personnel related costs for transitional employees.

(4)	Restructuring costs relate to Oracle employee severance and facility closures in connection with restructuring plans initiated in the third quarter of fiscal 2006, for which additional expenses were recorded during the first quarter of fiscal 2007.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended
	August 31,
	2007	2006

Sales and marketing	$13	$10
Software license updates and product support	4	3
Cost of services	4	3
Research and development	28	22
General and administrative	20	12

Subtotal	69	50
Acquisition related charges	32	—

Total	$101	$50

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of those options.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses including stock-based compensation was calculated based on our effective tax rate of 30.0% and 30.4% in the first quarter of fiscal 2008 and 2007, respectively.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

New Software License Revenues:
Americas	$499	38%	37%	$362
EMEA	378	45%	38%	260
Asia Pacific	210	15%	12%	182

Total revenues	1,087	35%	32%	804
Expenses:
Sales and marketing(1)	961	30%	25%	740
Stock-based compensation	13	37%	37%	10
Amortization of intangible assets(2)	129	67%	67%	77

Total expenses	1,103	33%	29%	827

Total Margin	$(16)	33%	39%	$(23)

Total Margin %	-1%			-3%
% Revenues by Geography:
Americas	46%			45%
EMEA	35%			32%
Asia Pacific	19%			23%
Revenues by Product:
Database and middleware	$694	23%	19%	$565
Applications	376	65%	61%	228

Total revenues by product	1,070	35%	31%	793
Other revenues	17	53%	48%	11

Total new software license revenues	$1,087	35%	32%	$804

% Revenues by Product:
Database and middleware	65%			71%
Applications	35%			29%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

New software license revenues growth was positively affected by foreign currency rate fluctuations of 3 percentage points in the first quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, new software license revenues grew in all major product lines and geographies. Database and middleware revenues contributed 47% to the increase in new software license revenues growth, while applications revenues contributed 53%. The Americas contributed 51%, EMEA contributed 40% and Asia Pacific contributed 9% to the increase in new software license revenues.

We believe that the trailing 4-quarter growth rates provide additional visibility into the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported product revenue growth rates and are not predictive of our future quarterly or annual growth rates.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 19% in the first quarter of fiscal 2008 and 13% over the trailing 4-quarters as a result of a gain in market share, increased demand for our database and middleware products, as well as incremental revenues from acquired companies. Hyperion products contributed $28 million, Stellent products contributed $15 million and other recently acquired products contributed $3 million to the total database and middleware revenue growth in the first quarter of fiscal 2008.

On a constant currency basis, applications revenues increased 61% in the first quarter of fiscal 2008 and 30% over the trailing 4-quarters as a result of a gain in market share resulting from a continued strengthening of our competitive position in the applications market due to improved product features and functionality and incremental revenues from acquired companies. Hyperion products contributed $52 million, Portal products contributed $9 million, Agile products contributed $7 million, MetaSolv products contributed $6 million and other recently acquired products contributed $11 million to the growth in our applications revenues during the first quarter of fiscal 2008.

New software license revenues earned from transactions over $0.5 million grew by 66% in the first quarter of fiscal 2008 and increased from 34% of new software license revenues in the first quarter of fiscal 2007 to 42% in the first quarter of fiscal 2008.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the first quarter of fiscal 2008 primarily due to higher salaries and personnel related expenses associated with increased headcount, as well as higher commissions expenses associated with both increased revenues and headcount levels. Total new software license margin as a percentage of revenues increased as the growth rate of our revenues exceeded the growth rate of the majority of our expenses, but was partially offset by higher growth rates in our commissions expenses and amortization of intangible assets expenses, as well as adverse currency impacts that accelerated our operating expense growth rate and reduced our margin percentage.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

Software License Updates and Product Support Revenues:
Americas	$1,308	19%	18%	$1,103
EMEA	794	29%	21%	614
Asia Pacific	281	25%	21%	224

Total revenues	2,383	23%	19%	1,941
Expenses:
Software license updates and product support(1)	224	14%	10%	197
Stock-based compensation	4	40%	40%	3
Amortization of intangible assets(2)	143	29%	29%	111

Total expenses	371	20%	17%	311

Total Margin	$2,012	23%	19%	$1,630

Total Margin %	84%			84%
% Revenues by Geography:
Americas	55%			57%
EMEA	33%			32%
Asia Pacific	12%			11%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

The growth in our software license updates and product support revenues was positively affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the first quarter of fiscal 2008 as a result of new software licenses during the trailing 4-quarter period (in particular our fourth quarter of fiscal 2007, which was our largest quarter), the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 51%, EMEA contributed 36% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues.

Software license updates and product support revenues in the first quarter of fiscal 2008 include incremental revenues of $52 million from Hyperion, $9 million from Portal, $8 million from Stellent, $8 million from MetaSolv and $19 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $64 million and $70 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first quarter of fiscal 2008 and 2007, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher amortization expenses resulting from additional intangible assets acquired since the beginning of fiscal 2007. Total software license updates and product support margin as a percentage of revenues increased as the growth rate of our revenues exceeded the growth rate in the majority of our expenses, but was partially offset by the higher growth rate in the amortization of our intangible assets.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

Consulting Revenues:
Americas	$433	15%	13%	$375
EMEA	273	33%	24%	205
Asia Pacific	95	57%	47%	60

Total revenues	801	25%	20%	640
Expenses:
Cost of services(1)	697	21%	16%	576
Stock-based compensation	2	-1%	-1%	2
Amortization of intangible assets(2)	10	133%	133%	4

Total expenses	709	22%	17%	582

Total Margin	$92	59%	57%	$58

Total Margin %	11%			9%
% Revenues by Geography:
Americas	54%			59%
EMEA	34%			32%
Asia Pacific	12%			9%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Consulting revenue growth was positively affected by foreign currency rate fluctuations of 5 percentage points in the first quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, consulting revenues increased during the first quarter of fiscal 2008 primarily due to an increase in application product implementations resulting from higher new application software license revenues and $26 million of constant currency revenue growth from i-flex. Excluding the effect of currency rate fluctuations, the Americas contributed 38%, EMEA contributed 40% and Asia Pacific contributed 22% to the increase in consulting revenues.

Excluding the effect of currency rate fluctuations, consulting expenses increased during the first quarter of fiscal 2008 as a result of higher personnel related expenses attributed to higher headcount levels and third-party contractor expenses that supported our increase in revenues, including $15 million of constant currency expense growth from i-flex. Total consulting margin as a percentage of revenues increased primarily due to improved utilization of resources during the first quarter of fiscal 2008, particularly in the EMEA region, and improved margin contribution from i-flex. These improvements were partially offset by an increase in our amortization expenses associated with intangible assets, primarily from acquisitions that we consummated since the beginning of fiscal 2007.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

On Demand Revenues:
Americas	$87	17%	16%	$75
EMEA	51	40%	31%	36
Asia Pacific	20	46%	40%	14

Total revenues	158	27%	23%	125
Expenses:
Cost of services(1)	152	14%	11%	133
Stock-based compensation	1	-4%	-4%	1
Amortization of intangible assets(2)	3	0%	0%	3

Total expenses	156	14%	11%	137

Total Margin	$2	117%	116%	$(12)

Total Margin %	1%			-10%
% Revenues by Geography:
Americas	55%			60%
EMEA	32%			29%
Asia Pacific	13%			11%

(1)	Excluding stock-based compensation

(2)	Included as a component of ’Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On Demand revenue growth was positively affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, On Demand revenues increased due to higher Advanced Customer Services revenues, and the expansion of our subscription base in both Oracle On Demand and CRM On Demand services. Advanced Customer Services revenues contributed 46% of the growth, while Oracle On Demand and CRM On Demand contributed 25% and 29%, respectively. Excluding the effect of currency rate fluctuations, the Americas contributed 41%, EMEA contributed 40% and Asia Pacific contributed 19% to the increase in On Demand revenues.

Excluding the effect of currency rate fluctuations, On Demand expenses increased due to higher salaries and benefits related expenditures associated with increased headcount, and higher technology infrastructure related costs to support the expansion of our customer base. Total On Demand margin as a percentage of revenues improved as the growth in all of our On Demand revenue categories increased at a faster rate than the related operating expenses.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware as well as applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

Education Revenues:
Americas	$48	16%	15%	$41
EMEA	34	36%	27%	25
Asia Pacific	18	27%	22%	15

Total revenues	100	24%	20%	81
Expenses:
Cost of services(1)	78	17%	12%	68
Stock-based compensation	1	*	*	—

Total expenses	79	17%	12%	68

Total Margin	$21	58%	64%	$13

Total Margin %	22%			16%
% Revenues by Geography:
Americas	48%			51%
EMEA	34%			31%
Asia Pacific	18%			18%

(1)	Excluding stock-based compensation
*	Not meaningful

Excluding the effect of currency rate fluctuations, education revenues increased in the first quarter of fiscal 2008 due primarily to an increase in customer training on the use of our applications products. The Americas contributed 37%, EMEA contributed 44% and Asia Pacific contributed 19% to the overall increase in education revenues.

Excluding the effects of currency rate fluctuations, education expenses increased due to incremental headcount and associated personnel related expenditures, as well as higher third party contractor and royalty fees associated with increased revenues. Education margin as a percentage of revenues increased as education revenues grew at a faster rate than expenses, but was partially offset by adverse currency effects that accelerated our operating expense growth at a greater rate than our revenues growth and reduced our margin percentage.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

Research and development(1)	$624	29%	26%	$484
Stock-based compensation	28	27%	27%	22
Amortization of intangible assets(2)	—	-100%	-100%	3

Total expenses	$652	29%	26%	$509

% of Total Revenues	14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, research and development expenses increased primarily due to higher salary and benefits expenses associated with higher headcount levels, increased external contractor expenses and higher professional service fees. Research and development headcount increased by approximately 3,700 employees, consisting of a 31% increase in personnel in our applications products divisions and a 11% increase in personnel in our database and middleware products division. The increase in headcount in both divisions was the combined result of our recent acquisitions and our hiring of additional resources to develop new functionality for our legacy products.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

General and administrative(1)	$175	21%	17%	$145
Stock-based compensation	20	64%	64%	12

Total expenses	$195	24%	20%	$157

% of Total Revenues	4%			4%

(1)	Excluding stock-based compensation

Excluding the effect of currency rate fluctuations, general and administrative expenses increased during the first quarter of fiscal 2008 as a result of higher personnel related costs associated with increased headcount to support our expanding operations, increased stock-based compensation expense and increased professional services fees.

Amortization of Intangible Assets:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

Software support agreements and related relationships	$97	28%	28%	$76
Developed technology	120	58%	58%	76
Core technology	43	39%	39%	31
Customer contracts	17	70%	70%	10
Trademarks	8	60%	60%	5

Total amortization of intangible assets	$285	44%	44%	$198

Amortization of intangible assets increased in the first quarter of fiscal 2008 due to amortization of acquired intangibles from Agile, Hyperion, and other recent acquisitions. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

Acquisition Related Charges:  Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock-compensation expenses and personnel-related costs for transitional employees. Stock-based compensation included in acquisition related charges relates to unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of these options.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2007	Actual	Constant	2006

In-process research and development	$7	-84%	-84%	$43
Transitional employee related costs	6	8%	8%	5
Stock-based compensation	32	*	*	—
Professional fees	2	*	*	—

Total acquisition related charges	$47	-3%	-3%	$48

*	Not meaningful

Acquisition related charges decreased slightly in the first quarter of fiscal 2008 primarily due to lower in-process research and development charges, which were almost completely offset by higher stock-based compensation expenses resulting primarily from the acceleration of certain unvested options of former Hyperion employees pursuant to the original terms of those options.

Restructuring:  Restructuring expenses consist of Oracle employee severance costs and Oracle duplicate facilities closures which were initiated to improve our cost structure as a result of acquisitions.

	Three Months Ended August 31,
(Dollars in millions)	2007	Change	2006

Severance costs	$—	-100%	$9

Restructuring expenses decreased in the first quarter of fiscal 2008 as our management did not initiate and communicate any plans to restructure our Oracle-based operations during the first quarter of fiscal 2008. Restructuring costs in the first quarter of fiscal 2007 relate to Oracle employee severance and facility closures that were recorded in that period and were a part of restructuring plans initiated in the third quarter of fiscal 2006.

Interest Expense:

	Three Months Ended August 31,
(Dollars in millions)	2007	Change	2006

Interest expense	$94	12%	$83

Interest expense increased in the first quarter of fiscal 2008 due to higher average borrowings resulting from our issuances of short-term commercial paper in our fourth quarter of fiscal 2007 (these issuances were repaid during our first quarter of fiscal 2008) and additional long-term senior notes that were issued in our fourth quarter of fiscal 2007.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, net investment gains related to marketable securities and other investments as well as the minority share in the net profits of i-flex and Oracle Japan.

	Three Months Ended August 31,
(Dollars in millions)	2007	Change	2006

Interest income	$74	-4%	$77
Foreign currency gains	6	5%	6
Net investment gains related to marketable equity securities and other investments	—	-99%	15
Minority interests	(12)	0%	(12)
Other	9	-44%	16

Total non-operating income, net	$77	-24%	$102

Non-operating income, net decreased in fiscal 2008 primarily due to lower net investment gains related to marketable equity securities for the first quarter of fiscal 2008.

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

	Three Months Ended August 31,
(Dollars in millions)	2007	Change	2006

Provision for income taxes	$360	23%	$292

Effective tax rate	30.0%		30.4%

Provision for income taxes increased in the first quarter of fiscal 2008 due to higher earnings before tax, partially offset by a lower effective tax rate.

Liquidity and Capital Resources

	August 31,		May 31,
(Dollars in millions)	2007	Change	2007

Working capital	$5,376	54%	$3,496
Cash, cash equivalents and marketable securities	$7,743	10%	$7,020

Working capital:  The increase in working capital as of August 31, 2007 in comparison to May 31, 2007 was primarily due to an increase in our operating cash flows resulting primarily from the collection of our trade receivables generated by our higher fiscal fourth quarter sales volumes and our adoption of FIN 48, which resulted in a significant reclassification of certain short-term tax liabilities to long-term (see Note 9 of our Notes to Condensed Consolidated Financial Statements for additional information). These increases were partially offset by cash used during the first quarter of fiscal 2008 to repurchase our common stock and to pay for our acquisitions.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and United States government agency notes. Cash, cash equivalents and marketable securities include $6.3 billion held by our foreign subsidiaries as of August 31, 2007. The increase in cash, cash equivalents and marketable securities at August 31, 2007 is due to an increase in our operating cash flows resulting primarily from the collection of our trade receivables generated by our higher fiscal fourth quarter sales volumes, partially offset by cash used during the first quarter of fiscal 2008 for repayment of commercial paper (issued in the fourth quarter of fiscal 2007), to repurchase our common stock and to pay for our acquisitions.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 54 days at August 31, 2007 compared with 62 days at May 31, 2007. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenues acquired to fair value. The decline in days sales outstanding is primarily due to the collection, in our first quarter of fiscal 2008, of large license and support balances outstanding as of May 31, 2007.

	Three Months Ended August 31,
(Dollars in millions)	2007	Change	2006

Cash provided by operating activities	$2,701	66%	$1,623
Cash used for investing activities	$(968)	-53%	$(2,062)
Cash used for financing activities	$(1,520)	96%	$(776)

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

Cash flows provided by operating activities increased in the first quarter of fiscal 2008 primarily due to the collection of trade receivables associated with higher sales volumes and higher net income.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities decreased in the first quarter of fiscal 2008 primarily due to fewer purchases of marketable securities, partially offset by an increase in cash used for acquisitions.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activity.

Cash used for financing activities increased in the first quarter of fiscal 2008 primarily due to the repayment of short-term commercial paper issued in the fourth quarter of fiscal 2007, partially offset by lower stock repurchases and additional proceeds from employee stock option exercises.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2007	Change	2006

Cash provided by operating activities	$6,598	40%	$4,706
Capital expenditures(1)	(357)	53%	(233)

Free cash flow	$6,241	40%	$4,473

Net income	$4,444		$3,532

Free cash flow as a percent of net income	140%		127%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first quarter of fiscal 2008 and 2007, $153 million and $84 million, respectively, or approximately 14% and 11%, respectively, of our new software license revenues were financed through our financing division.

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

The following is a summary of our contractual obligations as of August 31, 2007:

	Year Ending May 31,
(Dollars in millions)	Total	2008	2009	2010	2011	2012	2013	Thereafter

Principal payments on long-term debt(1)	$6,250	$—	$1,000	$1,000	$2,250	$—	$—	$2,000
Capital leases(2)	3	3	—	—	—	—	—	—
Interest payments on long-term debt(1)	1,548	195	333	276	219	105	105	315
Operating leases(3)	1,413	252	305	252	168	135	89	212
Purchase obligations(4)	292	64	207	3	3	3	3	9
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$9,509	$517	$1,845	$1,531	$2,640	$243	$197	$2,536

(1)	Long-term debt consists of the following as of August 31, 2007:

Principal Balance

Floating rate senior notes due May 2009 (effective interest rate of 5.60%)	$1,000
Floating rate senior notes due May 2010 (effective interest rate of 5.64%)	1,000
5.00% senior notes due January 2011, net of discount of $6	2,244
5.25% senior notes due January 2016, net of discount of $9	1,991

Total borrowings	$6,235

Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of August 31, 2007 for variable rate borrowings. In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively.

(2)	Represents remaining payments under capital leases of computer equipment assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $348 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at August 31, 2007.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and that specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payments.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund our acquisitions and repurchase common stock with our internally available cash and investments, cash generated from operations, amounts available under our credit facilities, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2004 has been less than 2.0% and has a weighted average annualized rate of 1.6% per year. The potential dilution percentage is calculated as the weighted average of new option grants for the year, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At August 31, 2007, 23% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to repay indebtedness or for other purposes. At August 31, 2007, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.9%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees. Options granted from June 1, 2004 through August 31, 2007 are summarized as follows (shares in millions):

Options outstanding at May 31, 2004	440
Options granted	225
Options assumed	206
Options exercised	(298)
Forfeitures and cancellations	(118)

Options outstanding at August 31, 2007	455

Weighted average annualized options granted, net of forfeitures	84
Weighted average annualized stock repurchases	155
Shares outstanding at August 31, 2007	5,117
Weighted average shares outstanding from June 1, 2004 through August 31, 2007	5,163
Options outstanding as a percent of shares outstanding at August 31, 2007	8.9%
In the money options outstanding (based on our August 31, 2007 stock price) as a percent of shares outstanding at August 31, 2007	6.9%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2004 through August 31, 2007	1.6%
Weighted average annualized options granted, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2004 through August 31, 2007	–1.4%

Our Compensation Committee approves the annual organization-wide option grants to selected employees during the ten business-day period following the second business day after the announcement of our fiscal year-end earnings report. During the first quarter of fiscal 2008, we made our annual grant of options and made or assumed other grants to purchase approximately 56 million shares, which were partially offset by forfeitures of 1 million shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We generally purchase investments with relatively short maturities. Therefore, interest rate movements generally do not materially affect the valuation of our investments. Changes in the overall level of interest rates affect the interest income that is generated from our investments. During our first quarter of fiscal 2008, total interest income was $74 million with investments yielding an average of 3.99% on a worldwide basis. This interest rate level was up approximately 34 basis points from 3.65% for the first quarter of fiscal 2007. If overall interest rates fell by a similar amount (34 basis points) in fiscal 2008, our annual interest income would decline by approximately $25 million, assuming consistent investment levels. The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at August 31, 2007. The cash, cash equivalent and marketable securities balances are recorded at fair value at August 31, 2007:

	Market Value of
	Available-for-Sale	Weighted Average
(Dollars in millions)	Securities	Interest Rate

Cash and cash equivalents	$6,455	4.16%
Marketable securities	1,288	3.51%

Total cash, cash equivalents and marketable securities	$7,743	4.05%

The following table includes the United States dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

U.S. Dollar
Equivalent at
August 31,
(in millions)	2007

Euro	$1,380
British Pound	702
Japanese Yen	658
Chinese Renminbi	357
Canadian Dollar	252
Australian Dollar	241
South African Rand	140
Other currencies	1,507

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$5,237

Borrowings as of August 31, 2007 were $6.2 billion, consisting of $4.2 billion of fixed rate borrowings and $2.0 billion of variable rate borrowings. Our variable rate borrowings were as follows at August 31, 2007:

(Dollars in millions)	Borrowings	Effective Interest Rate

Floating rate senior notes due May 2009(1)	$1,000	5.60%
Floating rate senior notes due May 2010(1)	1,000	5.64%

Total borrowings subject to variable interest rate fluctuations	$2,000

(1)	The 2009 and 2010 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.02% per year and 0.06% per year, respectively. In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively.

Interest expense for the first quarter of fiscal 2008 was $94 million. Based on effective interest rates at August 31, 2007, a 50 basis point increase in interest rates on our borrowings subject to variable interest rate fluctuations would increase our interest expense by approximately $10 million annually. As a result of two interest-rate swap agreements that we entered into in September 2007 (described above), we believe we have eliminated this potential variability for future periods.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in non-operating income, net in the accompanying condensed consolidated statements of operations were nominal and ($2) million for the three months ended August 31, 2007 and 2006, respectively. The unrealized gains of our outstanding foreign currency forward contracts were $10 million at August 31, 2007 and $5 million at May 31, 2007.

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

Net gains (losses) on investment hedges reported in stockholders’ equity net of tax effects were ($20) million and $14 million for the three months ended August 31, 2007 and 2006, respectively. Net gains on investment hedges reported in non-operating income, net were $6 million and $7 million for the three months ended August 31, 2007 and 2006, respectively.

At August 31, 2007, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan. The fair value of our Yen investment hedge was nominal as of August 31, 2007 and May 31, 2007. As of August 31, 2007, the Yen investment hedge has a notional amount of $581 million and an exchange rate of 113.55 Yen for each United States dollar.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of August 31, 2007, approximately $3.7 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 25 million shares for $500 million during the three months ended August 31, 2007 (including approximately 1 million shares for $17 million that were repurchased but not settled) and approximately 67 million shares for $1.0 billion during the three months ended August 31, 2006 (including approximately 4 million shares for $64 million that were repurchased but not settled) under the applicable repurchase programs authorized.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2007 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(In millions, except per share amounts)	Purchased	Per Share	Announced Program	Under the Program

June 1, 2007 — June 30, 2007	12.2	$19.47	12.2	$3,970.9
July 1, 2007 — July 31, 2007	6.2	$20.21	6.2	$3,845.7
August 1, 2007 — August 31, 2007	6.9	$19.67	6.9	$3,709.6

Total	25.3	$19.78	25.3

Item 6.	Exhibits

Exhibit
Number	Exhibit Title

10.08	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Safra A. Catz
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 26, 2007	By:	/s/ Safra A. Catz Safra A. Catz President, Chief Financial Officer and Director

Date: September 26, 2007	By:	/s/ William Corey West William Corey West Vice President, Corporate Controller and Chief Accounting Officer