Form 10-Q
period 2007-11-30
ORACLE CORP
filed 2007-12-21
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2007

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

The number of shares of registrant’s common stock outstanding as of December 17, 2007 was: 5,136,587,722.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of November 30, 2007 and May 31, 2007
(Unaudited)

	November 30,	May 31,
(in millions, except per share data)	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$6,733	$6,218
Marketable securities	1,699	802
Trade receivables, net of allowances of $258 and $306	3,264	4,074
Other receivables	373	515
Deferred tax assets	969	968
Prepaid expenses and other current assets	520	306

Total current assets	13,558	12,883

Non-current assets:
Property, net	1,655	1,603
Intangible assets: software support agreements and related relationships, net	2,887	3,002
Intangible assets: other, net	2,796	2,962
Goodwill	13,663	13,479
Deferred tax assets	412	48
Other assets	682	595

Total non-current assets	22,095	21,689

Total assets	$35,653	$34,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Commercial paper and other short-term borrowings	$2	$1,358
Accounts payable	346	315
Income taxes payable	—	1,237
Accrued compensation and related benefits	1,191	1,349
Accrued restructuring	169	201
Deferred revenues	3,577	3,492
Other current liabilities	1,264	1,435

Total current liabilities	6,549	9,387

Non-current liabilities:
Notes payable, non-current	6,236	6,235
Income taxes payable	1,382	—
Deferred tax liabilities	1,045	1,121
Accrued restructuring	243	258
Deferred revenues	263	93
Other long-term liabilities	640	559

Total non-current liabilities	9,809	8,266

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,128 shares at November 30, 2007 and 5,107 shares at May 31, 2007	11,256	10,293
Retained earnings	7,478	6,223
Accumulated other comprehensive income	561	403

Total stockholders’ equity	19,295	16,919

Total liabilities and stockholders’ equity	$35,653	$34,572

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions, except per share data)	2007	2006	2007	2006

Revenues:
New software licenses	$1,668	$1,207	$2,756	$2,011
Software license updates and product support	2,491	2,007	4,873	3,948

Software revenues	4,159	3,214	7,629	5,959
Services	1,154	949	2,213	1,795

Total revenues	5,313	4,163	9,842	7,754

Operating expenses:
Sales and marketing	1,095	915	2,070	1,665
Software license updates and product support	246	205	474	404
Cost of services	992	820	1,922	1,599
Research and development	674	519	1,326	1,026
General and administrative	206	170	402	328
Amortization of intangible assets	290	202	575	401
Acquisition related	22	(36)	68	12
Restructuring	6	11	6	20

Total operating expenses	3,531	2,806	6,843	5,455

Operating income	1,782	1,357	2,999	2,299
Interest expense	(89)	(82)	(183)	(166)
Non-operating income, net	122	79	199	183

Income before provision for income taxes	1,815	1,354	3,015	2,316
Provision for income taxes	512	387	871	679

Net income	$1,303	$967	$2,144	$1,637

Earnings per share:
Basic	$0.25	$0.19	$0.42	$0.31

Diluted	$0.25	$0.18	$0.41	$0.31

Weighted average common shares outstanding:
Basic	5,125	5,184	5,117	5,200

Diluted	5,232	5,287	5,224	5,297

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	November 30,
(in millions)	2007	2006

Cash Flows From Operating Activities:
Net income	$2,144	$1,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137	124
Amortization of intangible assets	575	401
Deferred income taxes	(72)	5
Minority interests in income	29	32
Stock-based compensation	168	98
Tax benefits on the exercise of stock options	262	205
Excess tax benefits from stock-based compensation	(187)	(159)
In-process research and development	7	50
Net investment gains related to equity securities	(2)	(18)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	937	681
Decrease in prepaid expenses and other assets	27	23
Decrease in accounts payable and other liabilities	(551)	(855)
Decrease in income taxes payable	(241)	(196)
Increase (decrease) in deferred revenues	70	(162)

Net cash provided by operating activities	3,303	1,866

Cash Flows From Investing Activities:
Purchases of marketable securities and investments	(1,953)	(4,251)
Proceeds from maturities and sales of marketable securities and investments	1,273	2,204
Acquisitions, net of cash acquired	(651)	(488)
Capital expenditures	(156)	(106)

Net cash used for investing activities	(1,487)	(2,641)

Cash Flows From Financing Activities:
Payments for repurchase of common stock	(1,023)	(1,936)
Proceeds from issuance of common stock	682	566
Payments of debt	(1,362)	(8)
Excess tax benefits from stock-based compensation	187	159
Distributions to minority interests	(28)	(29)

Net cash used for financing activities	(1,544)	(1,248)

Effect of exchange rate changes on cash and cash equivalents	243	48

Net increase (decrease) in cash and cash equivalents	515	(1,975)
Cash and cash equivalents at beginning of period	6,218	6,659

Cash and cash equivalents at end of period	$6,733	$4,684

Non-cash financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$15	$20
Unsettled repurchases of common stock	$24	$48
Debt issued in connection with acquisitions	$—	$13

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

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

2.	NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements.

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 160 on our consolidated financial statements.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

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

Accounting for Advanced Payments for Future Research and Development:  In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.

3.	STOCK-BASED COMPENSATION

We account for share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires that these awards (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. In addition, we have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 in our implementation of Statement 123R.

As required by Statement 123R, we recognize stock-based compensation expense for awards issued or assumed after June 1, 2006 that are expected to vest. For all awards granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of awards granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate. The net effect of forfeiture adjustments based on actual results was an increase to stock-based compensation expense of approximately $8 million for the six months ended November 30, 2007 (nominal for all other periods presented).

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Sales and marketing	$13	$8	$26	$18
Software license updates and product support	3	3	7	6
Cost of services	3	3	8	6
Research and development	25	21	52	43
General and administrative	19	12	38	24

Subtotal	63	47	131	97
Acquisition related charges(1)	4	—	37	1

Total	$67	$47	$168	$98

(1)	Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of those options.

We estimate the fair value of our stock awards using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. During the three and six months ended November 30, 2007 and 2006, the fair value of stock awards was estimated at the date of grant or date of plan assumption (for awards assumed via acquisition) using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Expected life (in years)	4.7	4.4	5.3	5.1
Risk-free interest rate	4.21%	4.56%	5.01%	5.12%
Volatility	31%	27%	27%	26%
Dividend yield	—	—	—	—
Weighted average fair value at grant or assumption date	$7.10	$4.89	$7.10	$4.88

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated from the implied volatility of our longest-term, traded options. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

4.	ACQUISITIONS

Fiscal 2008 Acquisition

Agile Software Corporation

We acquired Agile Software Corporation to expand our offering of product life cycle management solutions on July 16, 2007 by means of a merger of Agile with our wholly-owned subsidiary. We have included the financial results of Agile in our consolidated financial results effective July 16, 2007.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

The total purchase price for Agile was $492 million which consisted of $471 million in cash paid to acquire the outstanding common stock of Agile, $14 million for the fair value of Agile options assumed and $7 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $106 million of goodwill, $198 million of identifiable intangible assets, $183 million of net tangible assets and $5 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

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

The total purchase price for Hyperion was $3.2 billion which consisted of $3,171 million in cash paid to acquire the outstanding common stock of Hyperion, $51 million for the fair value of Hyperion options assumed and restricted stock awards exchanged and $27 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $1,658 million of goodwill, $1,460 million of identifiable intangible assets, $75 million of net tangible assets and $56 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain restructuring liabilities, legal matters, income and non-income based taxes and residual goodwill.

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

Our cumulative investment in i-flex as of November 30, 2007 was approximately $2.1 billion, which consisted of $2,039 million of cash paid for common stock and $31 million in transaction costs and other expenses. Our cumulative investment in i-flex has been allocated to i-flex’s net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition of the interests. The minority interest in the net assets of i-flex has been recorded at historical book values. In allocating the purchase price, we recorded approximately $1.6 billion of goodwill, $281 million of identifiable intangible assets, $180 million of net tangible assets and $46 million of in-process research and development.

Other Acquisitions

During the first half of fiscal 2008 and during fiscal year 2007, we acquired several other companies and purchased certain technology and development assets. Our acquisitions during the first half of fiscal 2008, excluding Agile, were insignificant. Our fiscal year 2007 acquisitions, other than Hyperion and i-flex, had a total preliminary purchase price of approximately $1.3 billion, which included cash paid of $1,258 million and the fair value of options assumed of $46 million. We recorded approximately $601 million of goodwill, $574 million of identifiable

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

intangible assets, $80 million of net tangible assets and $49 million of in-process research and development associated with these other fiscal 2007 acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle, Agile, Hyperion and other collectively significant companies acquired during the first half of fiscal 2008 and during fiscal year 2007, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for the periods presented also includes the business combination accounting effect on historical Agile, Hyperion and other collectively significant companies’ support revenues, amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed, adjustments to interest expense and related tax effects.

The impact of our acquisitions on our unaudited pro forma financial information during the three months ended November 30, 2007 was nominal and, therefore, we have only presented our historical results for this period in the below table. The unaudited pro forma financial information for the six months ended November 30, 2007 combines the historical results of Oracle for the six months ended November 30, 2007, the historical results of Agile for the period from June 1, 2007 to July 15, 2007, and the business combination accounting effects listed above. The unaudited pro forma financial information for the three and six months ended November 30, 2006 combines the historical results of Oracle for the three and six months ended November 30, 2006 and, due to differences in our reporting periods, the historical results of Agile for the three and six months ended October 31, 2006, the historical results of Hyperion for the three and six months ended December 31, 2006, the historical results of other collectively significant companies acquired based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the business combination accounting effects listed above.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions, except per share data)	2007	2006	2007	2006

Total revenues	$5,313	$4,392	$9,855	$8,203
Net income	$1,303	$866	$2,137	$1,408
Basic net income per share	$0.25	$0.17	$0.42	$0.27
Diluted net income per share	$0.25	$0.16	$0.41	$0.27

5.	ACQUISITION RELATED CHARGES

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2007	2006	2007	2006

In-process research and development	$—	$7	$7	$50
Transitional employee related costs	15	6	19	10
Stock-based compensation	4	—	37	1
Professional fees	3	3	5	3
PeopleSoft pre-acquisition legal contingency accrual	—	(52)	—	(52)

Total acquisition related charges	$22	$(36)	$68	$12

For the three and six months ended November 30, 2006, acquisition related charges also included a benefit related to the settlement of a lawsuit filed against PeopleSoft, Inc. on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the U.S. General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with the PeopleSoft acquisition. On October 10, 2006, we agreed to pay the U.S. government $98 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment to amounts recorded that relate to a pre-acquisition contingency should be included as an element of net income in the period of settlement, and not as an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in the third quarter of our fiscal year 2006, the favorable difference of $52 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statements of operations for the three and six months ended November 30, 2006.

6.	NON-OPERATING INCOME, NET

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, net investment gains related to marketable securities and other investments as well as the minority share in the net profits of i-flex and Oracle Japan.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2007	2006	2007	2006

Interest income	$89	$81	$163	$158
Foreign currency gains, net	21	10	27	16
Net investment gains related to marketable securities	2	3	2	18
Minority interests	(16)	(20)	(29)	(32)
Other	26	5	36	23

Total non-operating income, net	$122	$79	$199	$183

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, the majority of which is not deductible for tax purposes, by operating segment for the six months ended November 30, 2007, were as follows:

		Software
		License
		Updates and
	New Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balance as of May 31, 2007	$3,169	$7,122	$1,505	$1,683	$13,479
Allocation of goodwill(1)	653	966	64	(1,683)	—
Agile acquisition goodwill(1)	48	49	9	—	106
Other acquisition goodwill(1)	93	56	11	—	160
Goodwill adjustments(2)	6	(86)	(2)	—	(82)

Balance as of November 30, 2007	$3,969	$8,107	$1,587	$—	$13,663

(1)	Represents goodwill associated with certain acquisitions that was or will be allocated to our operating segments upon the finalization of our intangible asset valuations.

(2)	Pursuant to business combination accounting rules, goodwill adjustments represent the effect on goodwill of changes to net assets acquired during the purchase price allocation period that were recorded during the first half of fiscal 2008. Goodwill adjustments also include the effects on goodwill of our adoption of FASB Interpretation No. 48 as of June 1, 2007.

The changes in intangible assets for the six months ended November 30, 2007 and the net book value of intangible assets at November 30, 2007 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted
	May 31,		Nov. 30,	May 31,		Nov. 30,	May 31,	Nov. 30,	Average
(Dollars in millions)	2007	Additions	2007	2007	Expense	2007	2007	2007	Useful Life

Software support agreements and related relationships	$3,652	$79	$3,731	$(650)	$(194)	$(844)	$3,002	$2,887	10 years
Developed technology	2,342	146	2,488	(688)	(245)	(933)	1,654	1,555	5 years
Core technology	883	25	908	(254)	(86)	(340)	629	568	5 years
Customer relationships	599	42	641	(85)	(34)	(119)	514	522	9 years
Trademarks	209	2	211	(44)	(16)	(60)	165	151	8 years

Total	$7,685	$294	$7,979	$(1,721)	$(575)	$(2,296)	$5,964	$5,683

Total amortization expense related to our intangible assets was $290 million and $575 million for the three and six months ended November 30, 2007, respectively, and $202 million and $401 million for the three and six months ended November 30, 2006, respectively. As of November 30, 2007, estimated future amortization expense related to intangible assets is $616 million for the remainder of fiscal 2008, $1.1 billion in fiscal 2009, $1.0 billion in fiscal 2010, $793 million in fiscal 2011, $658 million in fiscal 2012, $308 million in fiscal 2013 and $1.1 billion thereafter.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	November 30,	May 31,
(in millions)	2007	2007

Software license updates and product support	$3,097	$3,079
Services	301	279
New software licenses	179	134

Deferred revenues, current	3,577	3,492
Deferred revenues, non-current	263	93

Total deferred revenues	$3,840	$3,585

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

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $115 million and $122 million, which would have been otherwise recorded by the acquired entities, for the six months ended November 30, 2007 and 2006, respectively.

9.	INCOME TAXES

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 28.2% and 28.9% for the three and six months ended November 30, 2007, respectively, and 28.6% and 29.3% for the three and six months ended November 30, 2006, respectively.

On June 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The total amount of gross unrecognized tax benefits as of June 1, 2007 (the date of adoption of FIN 48) was $1.3 billion. The adoption of FIN 48 resulted in an increase to our retained earnings of $4 million. In addition, as of the date of adoption, $612 million of unrecognized benefits would affect our effective tax rate if realized. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line item of our consolidated statements of operations. The gross amount of interest and penalties accrued as of the date of adoption was $286 million.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2006. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, issues related to certain capital gains and losses, Foreign Sales Corporation/Extraterritorial Income exemptions, stewardship deductions and foreign tax credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of June 1, 2007, the unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $256 million ($225 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

10.	RESTRUCTURING ACTIVITIES

Fiscal 2008 Oracle Restructuring Plan

During the second quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions. The total estimated restructuring costs (primarily related to employee severance) associated with our Fiscal 2008 Oracle Restructuring Plan are $66 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. For the three months ended November 30, 2007, we recorded $6 million in restructuring expenses and expect to incur the majority of the remaining $60 million over the course of calendar 2008. Any changes to the estimates of executing the Fiscal 2008 Oracle Restructuring Plan will be reflected in our future results of operations.

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

The total estimated restructuring costs associated with exiting activities of Hyperion are $116 million, consisting primarily of excess facilities obligations through fiscal 2019 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Hyperion and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Hyperion restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter.

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

The total estimated restructuring costs associated with exiting activities of Siebel were $570 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as management executes the approved plan. Future decreases to the estimates of executing the Siebel restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as operating expenses.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

Summary of All Plans

							Total	Total
	Accrued	Six Months Ended November 30, 2007				Accrued	Costs	Expected
	May 31,	Initial	Adj. to	Cash		Nov. 30,	Accrued	Program
(in millions)	2007(2)	Costs(3)	Cost	Payments	Others(4)	2007(2)	to Date	Costs

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$—	$2	$—	$(1)	$—	$1	$2	$17
Software license updates and product support	—	1	—	(1)	—	—	1	9
Services	—	1	—	—	—	1	1	24
Other(1)	—	2	—	—	—	2	2	16

Total Fiscal 2008 Oracle Restructuring	$—	$6	$—	$(2)	$—	$4	$6	$66

Hyperion Restructuring Plan
Severance	$45	$—	$2	$(7)	$—	$40	$47	$47
Facilities	46	—	6	(7)	—	45	53	53
Contracts and other	16	—	—	(1)	—	15	16	16

Total Hyperion Restructuring	$107	$—	$8	$(15)	$—	$100	$116	$116

Siebel Restructuring Plan
Severance	$6	$—	$(1)	$(1)	$—	$4	$62	$62
Facilities	230	—	(3)	(34)	3	196	469	469
Contracts and other	10	—	—	—	—	10	39	39

Total Siebel Restructuring	$246	$—	$(4)	$(35)	$3	$210	$570	$570

Total Other Restructuring Plans	$106	$—	$(1)	$(11)	$4	$98

Total All Restructuring Plans	$459	$6	$3	$(63)	$7	$412

(1)	Includes costs associated with research and development, and general and administrative functions.

(2)	Accrued restructuring at November 30, 2007 and May 31, 2007 was $412 and $459, respectively. The balances include $169 and $201 recorded in accrued restructuring, current and $243 and $258 recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets at November 30, 2007 and May 31, 2007, respectively.

(3)	Costs associated with initial restructuring plan.

(4)	Represents foreign currency translation adjustments.

11.	STOCK REPURCHASES

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of November 30, 2007, approximately $3.2 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 49 million shares for $1.0 billion during the six months ended November 30, 2007 (including approximately 1 million shares for $24 million that were repurchased but not settled) and approximately 121 million shares for $2.0 billion during the six months ended November 30, 2006 (including approximately 3 million shares for $48 million that were repurchased but not settled) under the applicable repurchase programs authorized.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

12.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock awards and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions, except per share data)	2007	2006	2007	2006

Net income	$1,303	$967	$2,144	$1,637

Weighted average common shares outstanding	5,125	5,184	5,117	5,200
Dilutive effect of employee stock plans	107	103	107	97

Diluted weighted average common shares outstanding	5,232	5,287	5,224	5,297

Basic earnings per share	$0.25	$0.19	$0.42	$0.31
Diluted earnings per share	$0.25	$0.18	$0.41	$0.31
Effect of shares subject to anti-dilutive stock options excluded from calculation(1)	100	63	96	84

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

13.	COMPREHENSIVE INCOME

Comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on debt and equity securities and equity hedge gains and losses that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2007	2006	2007	2006

Net income	$1,303	$967	$2,144	$1,637
Change in net foreign currency translation gain	187	33	209	2
Change in unrealized gain (loss) on hedges, net	(32)	(2)	(52)	12
Change in unrealized gain on investments, net	1	—	1	1

Comprehensive income	$1,459	$998	$2,302	$1,652

Interest Rate Swap Agreements

In September 2007, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively. The critical terms of the interest rate swap agreements and the senior notes that the swap agreements pertain to match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The fair values of the interest rate swaps totaled an unrealized loss of $16 million, net of tax effects, at November 30, 2007. We are accounting for these swaps as hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The losses on these swaps are included in accumulated other comprehensive

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

income and the corresponding fair value payable is included in other long-term liabilities in our condensed consolidated balance sheet.

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

The new software license line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, identification management and access, analytics, development tools and collaboration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services, enterprise resource planning and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. In addition, the software license updates and product support line of business offers customers Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offers support for Oracle VM server virtualization software.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2007	2006	2007	2006

New software licenses:
Revenues(1)	$1,665	$1,205	$2,750	$2,006
Sales and distribution expenses	934	769	1,771	1,396

Margin(2)	$731	$436	$979	$610
Software license updates and product support:
Revenues(1)	$2,542	$2,060	$4,987	$4,070
Cost of services	229	191	443	377

Margin(2)	$2,313	$1,869	$4,544	$3,693
Total software business:
Revenues(1)	$4,207	$3,265	$7,737	$6,076
Expenses	1,163	960	2,214	1,773

Margin(2)	$3,044	$2,305	$5,523	$4,303
Consulting:
Revenues(1)	$871	$711	$1,666	$1,347
Cost of services	723	585	1,397	1,137

Margin(2)	$148	$126	$269	$210
On Demand:
Revenues(1)	$167	$140	$326	$265
Cost of services	143	137	280	265

Margin(2)	$24	$3	$46	$—
Education:
Revenues(1)	$119	$100	$228	$188
Cost of services	80	65	155	129

Margin(2)	$39	$35	$73	$59
Total services business:
Revenues(1)	$1,157	$951	$2,220	$1,800
Cost of services	946	787	1,832	1,531

Margin(2)	$211	$164	$388	$269
Totals:
Revenues(1)	$5,364	$4,216	$9,957	$7,876
Expenses	2,109	1,747	4,046	3,304

Margin(2)	$3,255	$2,469	$5,911	$4,572

(1)	Operating segment revenues differ from the external reporting classifications for our revenues due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $51 million and $53 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2007 and 2006, respectively, and $115 million and $122 million for the six months ended November 30, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related costs or stock-based compensation expenses.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2007	2006	2007	2006

Total revenues for reportable segments	$5,364	$4,216	$9,957	$7,876
Software license updates and product support revenues(1)	(51)	(53)	(115)	(122)

Total revenues	$5,313	$4,163	$9,842	$7,754

Total margin for reportable segments	$3,255	$2,469	$5,911	$4,572
Software license updates and product support revenues(1)	(51)	(53)	(115)	(122)
Product development and information technology expenses	(745)	(577)	(1,459)	(1,138)
Marketing and partner program expenses	(122)	(110)	(214)	(199)
Corporate and general and administrative expenses	(168)	(142)	(333)	(271)
Amortization of intangible assets	(290)	(202)	(575)	(401)
Acquisition related	(22)	36	(68)	(12)
Restructuring	(6)	(11)	(6)	(20)
Stock-based compensation	(63)	(47)	(131)	(97)
Interest expense	(89)	(82)	(183)	(166)
Non-operating income, net	116	73	188	170

Income before provision for income taxes	$1,815	$1,354	$3,015	$2,316

(1)	Software license updates and product support revenues for management reporting include $51 million and $53 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2007 and 2006, respectively, and $115 million and $122 million for the six months ended November 30, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

15.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

The maximum potential penalty under the CAP, by version, as of November 30, 2007 was as follows:

			Maximum Potential
	Dates Offered to Customers(1)		Penalty
CAP Version	Start Date	End Date	(in millions)

Version 1	June 2003	September 12, 2003	$3
Version 2	September 12, 2003	September 30, 2003	—
Version 3	September 30, 2003	November 7, 2003	7
Version 4	November 18, 2003	June 30, 2004	1,065
Version 5	June 16, 2004	December 28, 2004	729
Version 6	October 12, 2004	December 28, 2004	1,053

			$2,857

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The majority of the CAP provisions will expire no later than four years after the contract date.

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of November 30, 2007 was $2.9 billion. Unless the CAP provisions are removed from these licensing arrangements, we do not expect the aggregate potential CAP obligation to decline substantially until later in fiscal 2008 when these provisions begin to expire. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of any litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

16.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. On July 26, 2007, defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment against all defendants and a motion for summary judgment against our Chief Executive Officer. On August 7, 2007, plaintiffs filed amended versions of these motions. The parties’ summary judgment motions are fully briefed. On October 5, 2007, plaintiffs filed a motion seeking a default judgment against defendants or various other sanctions because of defendants’ alleged

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

destruction of evidence. This motion is fully briefed. A hearing on all these motions was held on December 20, 2007. The court has set a trial date of March 24, 2008. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Siebel Securities Class Action

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of stockholders of Siebel, filed a complaint in the United States District Court for the Northern District of California against Siebel and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen’s Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. The consolidated complaint also raised claims regarding Siebel’s business performance in 2002. In October 2004, Siebel filed a motion to dismiss, which was granted on January 28, 2005 with leave to amend. Plaintiffs filed an amended complaint on March 1, 2005. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. Siebel filed a motion to dismiss the amended complaint on April 27, 2005, and on December 28, 2005, the Court dismissed the case with prejudice. On January 17, 2006, plaintiffs filed a notice of appeal, and on September 18, 2006, plaintiffs filed their opening appellate brief. Defendants’ responsive brief was filed on December 15, 2006. Plaintiffs filed their reply brief on January 16, 2007. The court heard oral argument on this appeal on December 6, 2007. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid and unenforceable, were the only claims that the Court left open for trial. On April 21, 2006 Mangosoft filed a motion asking that Mangosoft be allowed to appeal the noninfringement ruling immediately to the Federal Circuit Court of Appeals and that trial on Oracle’s counterclaims be stayed until that appeal has been resolved. Oracle filed a brief opposing that motion on May 8, 2006. On March 28, 2007, the Court issued an order largely granting the relief sought by Mangosoft. The Court dismissed Oracle’s counterclaims of invalidity and inequitable conduct without prejudice and ordered the entry of judgment of noninfringement consistent with its March 14, 2006 order on summary judgment. On March 29, 2007, the Court entered Judgment in Oracle’s favor on the issue of noninfringement and, on the same day, Mangosoft filed its notice of appeal to the Federal Circuit stating that it was appealing (1) the Court’s March 14, 2006 order on summary judgment, (2) the Court’s order of March 28, 2007, (3) the Court’s claim construction order of September 21, 2004, and (4) the entry of judgment on March 29, 2007. Oracle has filed its statement of costs in connection with the entry of judgment. On May 21, 2007, the parties were notified that the matter was selected for inclusion in the Federal Circuit’s mandatory Appellate Mediation Program. A mediation was held on for June 20, 2007, but the matter was not resolved. Mangosoft filed its opening brief in the Federal Circuit on August 6, 2007.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2007
(Unaudited)

Oracle filed its responsive brief on November 16, 2007, and Mangosoft’s reply is due on January 8, 2008. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly owned subsidiary, SAP America, Inc., and its wholly owned subsidiary, TomorrowNow, Inc., (collectively, the SAP Defendants) alleging violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, conversion, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. Oracle alleged that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The complaint seeks unspecified damages and preliminary and permanent injunctive relief. On April 10, 2007, Oracle filed a stipulation extending the time for the SAP Defendants to respond to the complaint. On June 1, 2007, Oracle filed their First Amended Complaint, adding claims for infringement of the federal Copyright Act and breach of contract, and dropping the conversion and separately pled conspiracy claims. On July 2, 2007 the SAP Defendants’ filed their Answer and Affirmative Defenses, acknowledging that TomorrowNow had made some “inappropriate downloads” and otherwise denying the claims alleged in the First Amended Complaint. The parties are engaged in discovery and continue to negotiate a Preservation Order. A Case Management Conference was held on September 25, 2007, and the next Case Management Conference is scheduled for February 12, 2008.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2008, which runs from June 1, 2007 to May 31, 2008.

Business Overview

We are the world’s largest enterprise software company. We are organized into two businesses, software and services, which are further divided into five operating segments. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. An overview of our five operating segments follows.

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

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. In addition, we offer Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system and, in fiscal 2008, we introduced support for Oracle VM server virtualization software. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the renewal rate of the support contract base, (2) the amount of new support contracts sold in connection with the sale of new software licenses, and (3) the support contract base assumed from companies we have acquired.

Software license updates and product support revenues, which represent approximately 46% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the trailing 4-quarters were 84%, and account for 77% of our total margins over the same respective period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

•	Substantially all of our customers purchase license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to our support contract base.

•	Our acquisitions have significantly increased our support contract base, as well as the portfolio of products available to be licensed.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $51 million and $53 million for the three months ended November 30, 2007 and 2006, respectively, and $115 million and $122 million for the six months ended November 30, 2007 and 2006, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represents 21% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased primarily due to an increase in application implementations created by higher sales of new software applications over the past year. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new license growth rates have generally increased over the last several quarters in comparison to the corresponding prior year periods.

On Demand:  On Demand includes our Oracle On Demand, CRM On Demand as well as Advanced Customer Services. We believe that our On Demand offerings provide our customers flexibility in how they manage their information technology environments and an additional opportunity to lower their total costs of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in On Demand to support current and future revenue growth, which has negatively impacted On Demand margins and may continue to do so in the future.

Education:  The purpose of our education services is to further enhance the usability of our software products by our customers and to create opportunities to grow our software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions.

Acquisitions

An active acquisition program is an important element of our corporate strategy. Over the past four fiscal years, we have acquired PeopleSoft, Inc., a provider of enterprise applications software products; Siebel Systems, Inc., a provider of customer relationship management software; Hyperion Solutions Corporation, a provider of enterprise performance management and business intelligence software; and others. Typically, the significant majority of our integration activities related to an acquisition are substantially complete in the United States within three to six months after the closing of the acquisition. Integration activities for international operations, particularly in Europe, generally take longer.

We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, particularly in the applications marketplace, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation, grow our earnings and increase stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 4 in our condensed consolidated financial statements for additional information related to our recent acquisitions.

We believe we can fund additional acquisitions, with our internally available cash and marketable securities, cash generated from operations, amounts available under our commercial paper program, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

With the exception of the below paragraph that discusses the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on our critical accounting policy and estimates for accounting for income taxes, during the first half of fiscal 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

On June 1, 2007, we adopted FIN 48, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. During our first quarter of fiscal 2008, we adjusted our policy in the accounting for and presentation of uncertain tax positions in order to comply with the interpretive guidance set forth in FIN 48.

Results of Operations

The comparability of our operating results in the second quarter and first half of fiscal 2008 compared with the same periods in fiscal 2007 is impacted by our acquisitions, principally our acquisition of Hyperion in the fourth quarter of fiscal 2007.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2008 compared to the corresponding periods in the prior year, we quantify the contribution of our acquired products to the growth in new software license revenues and the amount of revenues associated with software license updates and product support and present supplemental disclosure related to acquisition accounting and stock-based compensation where applicable. Although certain revenues were quantifiable, we are unable to identify the following:

•	The contribution of the significant majority of consulting and education services revenues from acquired companies during the second quarter and first half of fiscal 2008 as the significant majority of these services have been fully integrated into our existing operations.

•	The contribution of the significant majority of expenses associated with acquired products and services during the second quarter and first half of fiscal 2008 as the significant majority of these expenses have been fully integrated into our existing operations.

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

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this quarterly report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect on May 31, 2007, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2007 and November 30, 2006, our financial statements would reflect revenues of $1.48 million during the first half of fiscal 2008 (using 1.48 as the exchange rate) and $1.31 million during the first half of fiscal 2007 (using 1.31 as the exchange rate). The constant currency presentation would translate the results for the six months ended November 30, 2007 and 2006 using the May 31, 2007 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Total Revenues by Geography:
Americas	$2,674	23%	21%	$2,170	$5,049	22%	21%	$4,126
EMEA(1)	1,865	31%	19%	1,422	3,394	32%	22%	2,562
Asia Pacific	774	36%	27%	571	1,399	31%	25%	1,066

Total revenues	5,313	28%	21%	4,163	9,842	27%	22%	7,754
Total Operating Expenses	3,531	26%	20%	2,806	6,843	25%	21%	5,455

Total Operating Margin	$1,782	31%	22%	$1,357	$2,999	30%	23%	$2,299

Total Operating Margin %	34%			33%	31%			30%
% Revenues by Geography:
Americas	50%			52%	51%			53%
EMEA	35%			34%	35%			33%
Asia Pacific	15%			14%	14%			14%
Total Revenues by Business:
Software	$4,159	29%	23%	$3,214	$7,629	28%	23%	$5,959
Services	1,154	22%	15%	949	2,213	23%	17%	1,795

Total revenues	$5,313	28%	21%	$4,163	$9,842	27%	22%	$7,754

% Revenues by Business:
Software	78%			77%	78%			77%
Services	22%			23%	22%			23%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Second Quarter 2008 Compared to Fiscal Second Quarter 2007:  Total revenues increased in the second quarter of fiscal 2008 due to increased demand for our products and services offerings, strong sales execution and incremental revenues from our acquisitions. The growth in our total revenues was positively affected by foreign currency rate fluctuations of 7 percentage points in the second quarter of fiscal 2008 due to the weakening of the United States dollar relative to other major international currencies. Excluding the effects of currency rate fluctuations, new software license revenues contributed 43% to the growth in total revenues, software license updates and product support revenues contributed 41% and services revenues contributed 16%. Excluding the effect of currency rate fluctuations, the Americas contributed 51% to the increase in total revenues, EMEA contributed 31% and Asia Pacific contributed 18%.

Operating expense growth was adversely affected by foreign currency rate fluctuations of 6 percentage points. Excluding the effect of currency rate fluctuations, the increase in operating expenses in the second quarter of fiscal

2008 was primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our acquisitions of Hyperion, Agile and other companies since the second quarter of fiscal 2007), as well as higher commissions and bonuses associated with both increased revenues and headcount levels. In addition, operating expenses also increased in the second quarter of fiscal 2008 due to higher amortization costs of intangible assets resulting primarily from acquisitions that we completed since the second quarter of fiscal 2007 and higher stock-based compensation charges resulting primarily from a higher fair value (caused by our higher stock price) for stock options that we granted during fiscal 2008. Operating expenses were also favorably affected during fiscal 2007 as a result of a $52 million benefit associated with the settlement of a legal contingency matter assumed in our acquisition of PeopleSoft, which lowered our acquisition related expenses.

Operating margin as a percentage of total revenues increased during the second quarter of fiscal 2008. The growth in our operating margin in the second quarter of fiscal 2008 was favorably affected by foreign currency rate fluctuations of 9 percentage points. Our total revenues grew at a faster rate than our total operating expenses, and grew at an even faster rate after excluding the impact of amortization of intangible assets expenses and stock-based compensation expenses.

International operations will continue to provide a significant portion of our total revenues. As a result, total revenues and expenses will continue to be affected by changes in the relative strength of the U.S. Dollar against certain major international currencies.

First Half Fiscal 2008 Compared to First Half Fiscal 2007:  Total revenues increased in the first half of fiscal 2008 due to the same reasons as noted above. The growth in our total revenues was positively affected by foreign currency rate fluctuations of 5 percentage points. Excluding the effects of currency rate fluctuations, new software license revenues contributed 38% to the growth in total revenues, software license updates and product support revenues contributed 43% and services revenues contributed 19%. Excluding the effect of currency rate fluctuations, the Americas contributed 50% to the increase in total revenues, EMEA contributed 34% and Asia Pacific contributed 16%.

Excluding the effect of currency rate fluctuations, the increase in operating expenses in the first half of fiscal 2008 was primarily due to the same reasons as noted above, as well as additional stock-based compensation charges recorded in the first quarter of fiscal 2008 resulting from the acceleration of vesting of certain acquired stock awards upon employee termination pursuant to the original terms of those awards. Operating expense growth was adversely affected by foreign currency rate fluctuations of 4 percentage points.

Operating margin as a percentage of total revenues increased during the first half of fiscal 2008. The growth in our operating margin in the first half of fiscal 2008 was favorably affected by foreign currency rate fluctuations of 7 percentage points. Our operating margin increased during the first half of fiscal 2008 due to the same reasons as noted above.

Supplemental Disclosure Related to Acquisition Accounting and Stock-Based Compensation

To supplement our consolidated financial information, we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Readers are directed to the introduction under “Results of Operations” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results include the following business combination accounting entries and expenses related to acquisitions as well as other significant expenses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2007	2006	2007	2006

Support deferred revenues(1)	$51	$53	$115	$122
Amortization of intangible assets(2)	290	202	575	401
Acquisition related charges(3)(5)	22	(36)	68	12
Restructuring(4)	6	11	6	20
Stock-based compensation(5)	63	47	131	97
Income tax effect(6)	(122)	(79)	(259)	(192)

	$310	$198	$636	$460

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $51 million and $53 million for the three months ended November 30, 2007 and 2006, respectively, and $115 million and $122 million for the six months ended November 30, 2007 and 2006, respectively. As of November 30, 2007, approximately $31 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2008 that would have otherwise been recognized by the acquired businesses as independent entities, due to the application of business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily PeopleSoft, Siebel, Hyperion and i-flex. Estimated future amortization expenses related to intangible assets are as follows (in millions):

Remainder of Fiscal 2008	$616
Fiscal 2009	1,146
Fiscal 2010	1,022
Fiscal 2011	793
Fiscal 2012	658
Fiscal 2013	308
Thereafter	1,140

Total	$5,683

(3)	Acquisition related charges primarily consist of in-process research and development expenses, stock-based compensation expenses, integration-related professional services, and personnel related costs for transitional employees. For the three and six months ended November 30, 2006, acquisition related charges include a benefit of $52 million related to the settlement of a pre-acquisition lawsuit against PeopleSoft (see Note 5 in our condensed consolidated financial statements for further information).

(4)	Restructuring costs relate to Oracle employee severance in connection with restructuring plans initiated in the second quarter of fiscal 2008, and third quarter of fiscal 2006 for which additional expenses were recorded during the first half of fiscal 2007.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006

Sales and marketing	$13	$8	$26	$18
Software license updates and product support	3	3	7	6
Cost of services	3	3	8	6
Research and development	25	21	52	43
General and administrative	19	12	38	24

Subtotal	63	47	131	97
Acquisition related charges	4	—	37	1

Total	$67	$47	$168	$98

Stock-based compensation included in acquisition related charges resulted from unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the terms of those options.

(6)	The income tax effect on purchase accounting adjustments and other significant expenses including stock-based compensation was calculated based on our effective tax rate of 28.2% and 28.6% in the second quarter of fiscal 2008 and 2007, respectively, and 28.9% and 29.3% in the first half of fiscal 2008 and 2007, respectively.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

New Software License Revenues:
Americas	$752	42%	39%	$531	$1,251	40%	38%	$892
EMEA	598	34%	22%	446	976	38%	28%	706
Asia Pacific	318	38%	32%	230	529	28%	23%	413

Total revenues	1,668	38%	31%	1,207	2,756	37%	31%	2,011
Expenses:
Sales and marketing(1)	1,082	19%	13%	907	2,044	24%	19%	1,647
Stock-based compensation	13	53%	53%	8	26	44%	44%	18
Amortization of intangible assets(2)	132	66%	66%	80	261	66%	66%	157

Total expense	1,227	23%	18%	995	2,331	28%	23%	1,822

Total Margin	$441	108%	95%	$212	$425	125%	115%	$189

Total Margin %	26%			18%	15%			9%
% Revenues by Geography:
Americas	45%			44%	46%			44%
EMEA	36%			37%	35%			35%
Asia Pacific	19%			19%	19%			21%
Revenues by Product:
Database and middleware	$1,102	28%	21%	$859	$1,796	26%	21%	$1,424
Applications	553	63%	56%	340	929	64%	58%	568

Total revenues by product	1,655	38%	31%	1,199	2,725	37%	31%	1,992
Other revenues	13	68%	62%	8	31	60%	54%	19

Total new software license revenues	$1,668	38%	31%	$1,207	$2,756	37%	31%	$2,011

% Revenues by Product:
Database and middleware	67%			72%	66%			71%
Applications	33%			28%	34%			29%

(1)	Excluding stock-based compensation

(2)	Included as a component of ’Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2008 Compared to Fiscal Second Quarter 2007:  New software license revenues growth was positively affected by foreign currency rate fluctuations of 7 percentage points in the second quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, new software license revenues grew in all major product lines and geographies. Our database and middleware products contributed 49% and our applications products contributed 51% to the increase in our total new software license revenues growth. The Americas contributed 54%, EMEA contributed 27% and Asia Pacific contributed 19% to the increase in our total new software license revenues.

We believe that the trailing 4-quarter growth rates provide additional visibility into the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported product revenue growth rates and are not predictive of our future quarterly or annual growth rates.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 21% in the second quarter of fiscal 2008 and 17% over the trailing 4-quarters as a result of a gain in market share, increased demand for our database and middleware products, strong sales execution as well as incremental revenues from acquired companies. Hyperion products contributed $23 million, Stellent products contributed $13 million and other recently acquired products contributed $3 million to the total database and middleware revenue growth in the second quarter of fiscal 2008.

On a constant currency basis, applications revenues increased 56% in the second quarter of fiscal 2008 and 36% over the trailing 4-quarters as a result of a gain in market share resulting from a continued strengthening of our competitive position in the applications market due to improved product features and functionality and incremental revenues from acquired companies. Hyperion products contributed $48 million, Agile products contributed $13 million, MetaSolv products contributed $5 million and other recently acquired products contributed $5 million to the growth in our applications revenues during the second quarter of fiscal 2008.

New software license revenues earned from transactions over $0.5 million grew by 57% in the second quarter of fiscal 2008 and increased from 41% of new software license revenues in the second quarter of fiscal 2007 to 46% in the second quarter of fiscal 2008.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the second quarter of fiscal 2008 primarily due to higher salaries and personnel related expenses associated with increased headcount, as well as higher commission expenses associated with both increased revenues and headcount levels. Total new software license margin as a percentage of revenues increased as the growth rate of our revenues exceeded the growth rate of the majority of our expenses, but was partially offset by higher growth rates in our stock-based compensation expenses and amortization of intangible assets expenses, as well as by adverse currency impacts that accelerated our operating expense growth rate.

First Half Fiscal 2008 Compared to First Half Fiscal 2007:  New software license revenues growth was positively affected by foreign currency rate fluctuations of 6 percentage points. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 32% and Asia Pacific contributed 15% to the increase in new software license revenues.

On a constant currency basis, database and middleware revenues grew 21% for similar reasons as noted above contributing 47% to the growth in the new software license revenues in the first half of fiscal 2008. Hyperion products contributed $52 million, Stellent products contributed $28 million and other recently acquired products contributed $6 million to the total database and middleware revenue growth in the first half of fiscal 2008.

On a constant currency basis, applications revenues grew 58% for similar reasons as noted above and contributed 53% to the growth in new software license revenues in the first half of fiscal 2008. Hyperion products contributed $100 million, Agile products contributed $20 million, MetaSolv products contributed $10 million, Portal products contributed $9 million and other recently acquired products contributed $16 million.

New software license revenues earned from transactions over $0.5 million increased by 60% in the first half of fiscal 2008. New software license revenues earned from transactions over $0.5 million increased from 38% of new software license revenues in the first half of fiscal 2007 to 44% in the first half of fiscal 2008.

Sales and marketing expenses increased in the first half of fiscal 2008 primarily due to the same reasons noted above. Total new software license margin as a percentage of revenues increased primarily due to the same reasons noted above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Software License Updates and Product Support Revenues:
Americas	$1,353	19%	17%	$1,135	$2,661	19%	17%	$2,239
EMEA	837	31%	19%	637	1,631	30%	20%	1,251
Asia Pacific	301	28%	20%	235	581	27%	21%	458

Total revenues	2,491	24%	18%	2,007	4,873	23%	18%	3,948
Expenses:
Software license updates and product support(1)	243	20%	14%	202	467	17%	12%	398
Stock-based compensation	3	18%	18%	3	7	29%	29%	6
Amortization of intangible assets(2)	144	29%	29%	111	287	29%	29%	222

Total expenses	390	23%	19%	316	761	22%	18%	626

Total Margin	$2,101	24%	18%	$1,691	$4,112	24%	19%	$3,322

Total Margin %	84%			84%	84%			84%
% Revenues by Geography:
Americas	54%			57%	55%			57%
EMEA	34%			32%	33%			32%
Asia Pacific	12%			11%	12%			11%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2008 Compared to Fiscal Second Quarter 2007:  The growth in our software license updates and product support revenues was positively affected by foreign currency rate fluctuations of 6 percentage points in the second quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the second quarter of fiscal 2008 as a result of new software licenses sold during the trailing 4-quarter period (in particular our fourth quarter of fiscal 2007, which was our largest quarter), the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 34% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues.

Software license updates and product support revenues in the second quarter of fiscal 2008 include incremental revenues of $67 million from Hyperion, $11 million from MetaSolv, $10 million from Stellent, and $17 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $51 million and $53 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the second quarter of fiscal 2008 and 2007, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the majority of which are one year.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher amortization expenses resulting from additional intangible assets acquired since the second quarter of fiscal 2007. Total software license updates and product support margin as a percentage of revenues remained constant as the growth rate of our revenues was offset by the higher growth rate of the amortization of our intangible assets.

First Half Fiscal 2008 Compared to First Half Fiscal 2007:  The growth in our software license updates and product support revenues and expenses is primarily attributable to the same reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 35% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first half of fiscal 2008 included incremental contributions from our recently acquired companies of $119 million from Hyperion, $19 million from Stellent, $18 million from MetaSolv and $45 million from other recently acquired companies. Software license updates and product support revenues related to support contracts in the amounts of $115 million and $122 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first half of fiscal 2008 and 2007, respectively.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Consulting Revenues:
Americas	$432	13%	11%	$382	$865	14%	12%	$756
EMEA	331	27%	15%	260	604	30%	19%	465
Asia Pacific	114	53%	39%	74	209	54%	43%	135

Total revenues	877	23%	15%	716	1,678	24%	18%	1,356
Expenses:
Cost of services(1)	747	23%	16%	608	1,443	22%	16%	1,184
Stock-based compensation	2	20%	20%	2	5	8%	8%	4
Amortization of intangible assets(2)	10	113%	111%	5	20	123%	122%	9

Total expenses	759	23%	16%	615	1,468	23%	16%	1,197

Total Margin	$118	17%	9%	$101	$210	32%	26%	$159

Total Margin %	14%			14%	13%			12%
% Revenues by Geography:
Americas	49%			53%	52%			56%
EMEA	38%			36%	36%			34%
Asia Pacific	13%			11%	12%			10%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2008 Compared to Fiscal Second Quarter 2007:  Consulting revenue growth was positively affected by foreign currency rate fluctuations of 8 percentage points in the second quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, consulting revenues increased during the second quarter of fiscal 2008 primarily due to an increase in application product implementations associated with the sales of our application software products and $11 million of constant currency revenue growth from i-flex. Excluding the effect of currency rate fluctuations, the Americas contributed 36%, EMEA contributed 37% and Asia Pacific contributed 27% to the increase in consulting revenues.

Excluding the effect of currency rate fluctuations, consulting expenses increased during the second quarter of fiscal 2008 as a result of higher personnel related expenses attributed to higher headcount levels and third-party contractor expenses that supported our increase in revenues and included $27 million of constant currency expense growth from i-flex. Total consulting margin as a percentage of revenues was constant as our utilization improvements were offset by an increase in i-flex expenses, which were incurred in support of its expanding operations.

First Half Fiscal 2008 Compared to First Half Fiscal 2007:  Consulting revenue growth was positively affected by foreign currency rate fluctuations of 6 percentage points in the first half of fiscal 2008. Excluding the effect of currency rate fluctuations, the growth in consulting revenues and expenses was generally due to the same reasons as noted above, including $37 million and $42 million of constant currency revenue and expense growth, respectively, from i-flex. On a constant currency basis, the Americas contributed 37% to the growth in consulting revenues, EMEA contributed 38% and Asia Pacific contributed 25%. Total consulting margin as a percentage of revenues remained constant during the first half of fiscal 2008 for similar reasons as noted above.

On Demand:  On Demand includes Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for our database and middleware as well as our applications software at our data center facilities or at a site of our customer’s choosing. CRM On Demand is a service offering that provides our customers with our Siebel CRM software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of configuration and performance analysis, personalized support and on-site technical services. The cost of providing On Demand services consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

On Demand Revenues:
Americas	$91	12%	11%	$81	$179	14%	13%	$156
EMEA	54	25%	14%	43	104	32%	22%	79
Asia Pacific	22	45%	36%	16	42	45%	38%	30

Total revenues	167	20%	15%	140	325	23%	19%	265
Expenses:
Cost of services(1)	158	12%	8%	141	310	13%	9%	274
Stock-based compensation	1	0%	0%	1	2	0%	0%	2
Amortization of intangible assets(2)	4	33%	33%	3	7	0%	0%	7

Total expenses	163	12%	8%	145	319	12%	9%	283

Total Margin	$4	173%	162%	$(5)	$6	130%	127%	$(18)

Total Margin %	3%			-4%	2%			-7%
% Revenues by Geography:
Americas	55%			58%	55%			59%
EMEA	32%			31%	32%			30%
Asia Pacific	13%			11%	13%			11%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2008 Compared to Fiscal Second Quarter 2007:  On Demand revenue growth was positively affected by foreign currency rate fluctuations of 5 percentage points in the second quarter of fiscal 2008.

On Demand revenues increased due to higher Advanced Customer Services revenues, and the expansion of our subscription base in both Oracle On Demand and CRM On Demand services. On a constant currency basis, Oracle On Demand, Advanced Customer Services, and CRM On Demand contributed 52%, 38% and 10%, respectively, to the growth in On Demand revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 44%, EMEA contributed 29% and Asia Pacific contributed 27% to the increase in On Demand revenues.

Excluding the effect of currency rate fluctuations, On Demand expenses increased due to higher salaries and benefits related expenditures associated with increased headcount, and higher technology infrastructure related costs to support the expansion of our customer base. Total On Demand margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a relatively consistent level with the second quarter of fiscal 2007, while Advanced Customer Services margin percentage remained relatively constant and CRM On Demand margin percentage declined modestly.

First Half Fiscal 2008 Compared to First Half Fiscal 2007:  On Demand revenue growth was positively affected by foreign currency rate fluctuations of 4 percentage points in the first half of fiscal 2008. Excluding the effect of currency rate fluctuations, Advanced Customer Services, Oracle On Demand and CRM On Demand contributed 45%, 38% and 17%, respectively, to the growth in On Demand revenues. On Demand expenses generally increased due to the same reasons as noted above. The Americas contributed 42% to the growth in On Demand revenues, EMEA contributed 36% and Asia Pacific contributed 22%.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware as well as applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Education Revenues:
Americas	$46	10%	8%	$41	$93	13%	11%	$83
EMEA	45	24%	12%	36	79	29%	18%	61
Asia Pacific	19	21%	13%	16	38	24%	17%	30

Total revenues	110	17%	10%	93	210	20%	15%	174
Expenses:
Cost of services(1)	84	25%	16%	68	161	20%	14%	134
Stock-based compensation	—	0%	0%	—	1	51%	51%	1

Total expenses	84	25%	16%	68	162	20%	14%	135

Total Margin	$26	2%	-6%	$25	$48	22%	18%	$39

Total Margin %	24%			28%	23%			22%
% Revenues by Geography:
Americas	41%			44%	44%			48%
EMEA	41%			39%	38%			35%
Asia Pacific	18%			17%	18%			17%

(1)	Excluding stock-based compensation

Fiscal Second Quarter 2008 Compared to Fiscal Second Quarter 2007: Education revenue growth was positively affected by foreign currency rate fluctuations of 7 percentage points in the second quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, education revenues increased in the second quarter of fiscal 2008 due primarily to an increase in customer training on the use of our applications products. The Americas contributed 33%, EMEA contributed 45% and Asia Pacific contributed 22% to the overall increase in education revenues.

Excluding the effects of currency rate fluctuations, education expenses increased due to an increase in salary related expenditures as a result of incremental headcount, as well as higher third party contractor and royalty fees associated with increased revenues. Education margin as a percentage of revenues decreased as education expenses grew at a faster rate than our revenues and education expenses were also adversely impacted by 9 percentage points of unfavorable currency fluctuations.

First Half Fiscal 2008 Compared to First Half Fiscal 2007:  Excluding the effect of currency rate fluctuations, the growth rates for both education revenues and expenses were due generally to the same reasons as noted above. The Americas contributed 36% to the growth in education revenues, EMEA contributed 44% and Asia Pacific contributed 20%.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Research and development(1)	$649	30%	27%	$498	$1,274	30%	27%	$983
Stock-based compensation	25	19%	19%	21	52	23%	23%	43
Amortization of intangible assets(2)	—	-100%	-100%	3	—	-100%	-100%	6

Total expenses	$674	29%	26%	$522	$1,326	29%	26%	$1,032

% of Total Revenues	12%			13%	13%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, research and development expenses increased during our fiscal 2008 periods presented above due to higher employee related expenses associated with higher headcount levels. Research and development headcount increased by approximately 3,800 employees in comparison to the second quarter of fiscal 2007. The increase in headcount was the combined result of our recent acquisitions and our hiring of additional resources to develop new functionality for our legacy products.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

General and administrative(1)	$187	18%	12%	$158	$364	20%	14%	$304
Stock-based compensation	19	59%	59%	12	38	61%	61%	24

Total expenses	$206	21%	16%	$170	$402	23%	18%	$328

% of Total Revenues	4%			4%	4%			4%

(1)	Excluding stock-based compensation

Excluding the effect of currency rate fluctuations, general and administrative expenses increased during our fiscal 2008 periods presented above as a result of higher personnel related costs associated with increased headcount to support our expanding operations and increased stock-based compensation expenses.

Amortization of Intangible Assets:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Software support agreements and related relationships	$98	29%	29%	$76	$194	28%	28%	$152
Developed technology	124	57%	57%	79	245	57%	57%	155
Core technology	43	39%	39%	31	86	37%	37%	63
Customer contracts	17	70%	70%	10	34	70%	70%	20
Trademarks	8	33%	33%	6	16	45%	45%	11

Total amortization of intangible assets	$290	43%	43%	$202	$575	44%	43%	$401

Amortization of intangible assets increased in the second quarter and first half of fiscal 2008 due to the amortization of acquired intangibles from Agile, Hyperion, and other acquisitions that we consummated since the second quarter of fiscal 2007. See Note 7 in our condensed consolidated financial statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

Acquisition Related Charges:  Acquisition related charges primarily consist of in-process research and development expenses, integration-related professional services, stock compensation expenses and personnel-related costs for transitional employees. Stock-based compensation included in acquisition related charges relates to unvested options assumed from acquisitions whose vesting was fully accelerated upon termination of the employees pursuant to the original terms of those options.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

In-process research and development	$—	-100%	-100%	$7	$7	-86%	-86%	$50
Transitional employee related costs	15	150%	150%	6	19	90%	90%	10
Stock-based compensation	4	*	*	—	37	3,600%	3,600%	1
Professional fees	3	0%	0%	3	5	67%	67%	3
PeopleSoft pre-acquisition legal contingency accrual	—	100%	100%	(52)	—	100%	100%	(52)

Total acquisition related charges	$22	160%	158%	$(36)	$68	467%	453%	$12

*	Not meaningful

For the three and six months ended November 30, 2007, acquisition related charges increased in comparison to the corresponding periods in the prior year primarily due to a $52 million benefit recorded during the three months ended November 30, 2006 relating to the settlement of a lawsuit filed against PeopleSoft on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft, and represented a pre-acquisition contingency that we identified and assumed in connection with our acquisition of PeopleSoft. We settled this lawsuit in October 2006, which was after the purchase price allocation period, for approximately $98 million. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency should be included as an element of net income in the period of settlement. Accordingly, we included the difference between the amount accrued as of the end of the purchase price allocation period and the settlement amount as a benefit in our consolidated statements of operations for the three and six months ended November 30, 2006. Excluding this benefit, acquisition related charges increased in the second quarter and first half of fiscal 2008 primarily due to higher transitional employee and related costs associated with our acquisitions of Hyperion and Agile and higher stock-based compensation expenses resulting from the acceleration of certain unvested stock options of former Hyperion and Agile employees pursuant to the original terms of those options.

Restructuring:  Restructuring expenses consist of Oracle employee severance costs and may also include Oracle duplicate facilities closures and other exit costs that were initiated to improve our cost structure, primarily as a result of our acquisitions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Severance costs	$6	-49%	-51%	$11	$6	-71%	-73%	$20

During the second quarter of fiscal 2008, our management with the appropriate level of authority approved, committed to, and initiated the Oracle Fiscal 2008 Restructuring Plan (2008 Plan) as a result of certain management and operational changes that are intended to improve efficiencies in our Oracle-based operations. The total estimated costs associated with the 2008 Plan are approximately $66 million, primarily related to employee severance, and the majority of these costs are expected to be incurred over the course of calendar 2008. Our estimated costs are preliminary and may be subject to change in future periods. We incurred restructuring expenses of $6 million during the second quarter and first half of fiscal 2008 pursuant to the 2008 Plan (see Note 10 in our condensed consolidated financial statements for additional information). Restructuring expenses in the second quarter and first half of fiscal 2007 relate to Oracle employee severance and facility closures that were recorded in those periods and were a part of a restructuring plan initiated in the third quarter of fiscal 2006.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Interest expense	$89	8%	8%	$82	$183	10%	10%	$166

Interest expense increased in the second quarter and first half of fiscal 2008 due to additional long-term senior notes that were issued in our fourth quarter of fiscal 2007, as well as higher average borrowings resulting from our issuances of short-term commercial paper in our fourth quarter of fiscal 2007 (these commercial paper issuances were repaid during our first quarter of fiscal 2008). These increases were partially offset by lower effective interest rates on our average borrowings as a result of certain refinancings of our long-term, floating rate senior notes in the fourth quarter of fiscal 2007 and certain interest rate swap agreements entered into during the second quarter of fiscal 2008 (described below).

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, net investment gains related to marketable securities and other investments as well as the minority share in the net profits of i-flex and Oracle Japan.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Interest income	$89	10%	5%	$81	$163	4%	0%	$158
Foreign currency gains	21	99%	104%	10	27	65%	71%	16
Net investment gains related to marketable equity securities and other investments	2	-30%	-30%	3	2	-87%	-46%	18
Minority interests	(16)	-19%	-22%	(20)	(29)	-11%	-15%	(32)
Other	26	332%	321%	5	36	59%	50%	23

Total non-operating income, net	$122	52%	48%	$79	$199	9%	6%	$183

Non-operating income, net increased in the second quarter and first half of fiscal 2008 primarily due to an increase in interest income, foreign currency gains and other income.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2007	Actual	Constant	2006	2007	Actual	Constant	2006

Provision for income taxes	$512	32%	28%	$387	$871	28%	26%	$679

Effective tax rate	28.2%			28.6%	28.9%			29.3%

Provision for income taxes increased in the second quarter and first half of fiscal 2008 due to higher earnings before tax, partially offset by a lower effective tax rate.

Liquidity and Capital Resources

	November 30,		May 31,
(Dollars in millions)	2007	Change	2007

Working capital	$7,009	100%	$3,496
Cash, cash equivalents and marketable securities	$8,432	20%	$7,020

Working capital:  The increase in working capital in the first half of fiscal 2008 was primarily due to an increase in our cash, cash equivalents and marketable securities balances resulting primarily from additional cash generated from our current year net income and collection of our fiscal fourth quarter receivables, and our adoption of FIN 48, which resulted in a significant reclassification of certain short-term tax liabilities to long-term (see Note 9 in our condensed consolidated financial statements for additional information). The increase in working capital was partially offset by cash used during the first half of fiscal 2008 to repurchase our common stock and to pay for our acquisitions.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Marketable securities primarily consist of commercial paper, corporate notes and United States government agency notes. Cash, cash equivalents and marketable securities include $6.8 billion held by our foreign subsidiaries as of November 30, 2007. The increase in cash, cash equivalents and marketable securities at November 30, 2007 is due to an increase in our operating cash flows resulting primarily from an increase in net income and from the collection of our trade receivables generated by our higher fourth quarter of fiscal 2007 sales volumes, partially offset by cash used during the first half of fiscal 2008 for repayment of commercial paper (issued in the fourth quarter of fiscal 2007), to repurchase our common stock and to pay for our acquisitions.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 55 days at November 30, 2007 compared with 62 days at May 31, 2007. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenues acquired to fair value. The decline in days sales outstanding is primarily due to the collection, in our first half of fiscal 2008, of large license and support balances outstanding as of May 31, 2007.

	Six Months Ended November 30,
(Dollars in millions)	2007	Change	2006

Cash provided by operating activities	$3,303	77%	$1,866
Cash used for investing activities	$(1,487)	-44%	$(2,641)
Cash used for financing activities	$(1,544)	24%	$(1,248)

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received near the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and facilities.

Cash flows provided by operating activities increased in the first half of fiscal 2008 primarily due to higher earnings and the collection of trade receivables generated by our higher fourth quarter of fiscal 2007 sales volumes.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Cash used for investing activities decreased in the first half of fiscal 2008 primarily due to fewer purchases of marketable securities, partially offset by an increase in cash used for acquisitions.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchase and stock option exercise activity.

Cash used for financing activities increased in the first half of fiscal 2008 primarily due to the repayment of short-term commercial paper issued in the fourth quarter of fiscal 2007, partially offset by lower stock repurchases and additional proceeds from employee stock option exercises.

Free cash flow:  To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flow generated from our operations. We believe free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2007	Change	2006

Cash provided by operating activities	$6,957	50%	$4,651
Capital expenditures(1)	(369)	44%	(256)

Free cash flow	$6,588	50%	$4,395

Net income	$4,781		$3,702

Free cash flow as a percent of net income	138%		119%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first half of fiscal 2008 and 2007, $317 million and $207 million, respectively, or approximately 11% and 10%, respectively, of our new software license revenues were financed through our financing division.

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

The following is a summary of our contractual obligations as of November 30, 2007:

	Year Ending May 31,
(Dollars in millions)	Total	2008	2009	2010	2011	2012	2013	Thereafter

Principal payments on notes payable(1)	$6,250	$—	$1,000	$1,000	$2,250	$—	$—	$2,000
Capital leases(2)	2	1	1	—	—	—	—	—
Interest payments on notes payable(1)	1,476	154	312	266	219	105	105	315
Operating leases(3)	1,508	171	326	300	210	152	102	247
Purchase obligations(4)	400	160	219	3	3	3	3	9
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$9,639	$489	$1,858	$1,569	$2,682	$260	$210	$2,571

(1)	Notes payable consist of the following as of November 30, 2007:

Principal Balance

Floating rate senior notes due May 2009 (effective interest rate of 4.89%)	$1,000
Floating rate senior notes due May 2010 (effective interest rate of 4.93%)	1,000
5.00% senior notes due January 2011, net of discount of $5	2,245
5.25% senior notes due January 2016, net of discount of $9	1,991

Total borrowings	$6,236

In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively. Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of November 30, 2007 for variable rate borrowings after consideration of the aforementioned interest rate swap agreements.

(2)	Represents remaining payments under capital leases of computer equipment assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $302 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at November 30, 2007.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and that specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payments.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

On June 1, 2007, we adopted FIN 48 and reclassified $1.3 billion of gross unrecognized tax benefits to non-current income taxes payable in our consolidated balance sheet. As of November 30, 2007, we cannot make a reasonably reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled during fiscal 2008 (see Note 9 of Notes to Condensed Consolidated Financial Statements for additional information).

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

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2004 has been less than 2.0% and has a weighted average annualized rate of 1.6% per year. The potential dilution percentage is calculated as the weighted average of new option grants for the year, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At November 30, 2007, 25% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to repay indebtedness or for other purposes. At November 30, 2007, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.2%.

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

Options granted from June 1, 2004 through November 30, 2007 are summarized as follows (shares in millions):

Options outstanding at May 31, 2004	440
Options granted	227
Options assumed	206
Options exercised	(331)
Forfeitures and cancellations	(122)

Options outstanding at November 30, 2007	420

Weighted average annualized options granted, net of forfeitures	81
Weighted average annualized stock repurchases	156
Shares outstanding at November 30, 2007	5,128
Weighted average shares outstanding from June 1, 2004 through November 30, 2007	5,148
Options outstanding as a percent of shares outstanding at November 30, 2007	8.2%
In the money options outstanding (based on our November 30, 2007 stock price) as a percent of shares outstanding at November 30, 2007	6.2%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2004 through November 30, 2007	1.6%
Weighted average annualized options granted, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2004 through November 30, 2007	-1.4%

Our Compensation Committee approves the annual organization-wide option grants to selected employees. These annual option grants are made during the ten business-day period following the second business day after the announcement of our fiscal year-end earnings report. During the first half of fiscal 2008, we made our annual grant of options on July 5, 2007, and made or assumed other grants to purchase approximately 58 million shares, which were partially offset by forfeitures of 5 million shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We generally purchase investments with relatively short maturities. Therefore, interest rate movements generally do not materially affect the valuation of our investments. Changes in the overall level of interest rates affect the interest income that is generated from our investments. For the six months ended November 30, 2007, total interest income was $163 million with investments yielding an average of 4.15% on a worldwide basis. This interest rate level was up approximately 36 basis points from 3.79% for the six months ended November 30, 2006. If overall interest rates fell by a similar amount (36 basis points) in fiscal 2008, our annual interest income would decline by approximately $28 million on an annualized basis, assuming consistent investment levels. The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at November 30, 2007. The cash, cash equivalent and marketable securities balances are recorded at fair value at November 30, 2007:

	Market Value of
	Available-for-Sale	Weighted Average
(Dollars in millions)	Securities	Interest Rate

Cash and cash equivalents	$6,733	4.27%
Marketable securities	1,699	3.65%

Total cash, cash equivalents and marketable securities	$8,432	4.14%

The following table includes the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

U.S. Dollar
Equivalent at
November 30,
(in millions)	2007
Euro	$1,617
Japanese Yen	717
British Pound	614
Chinese Renminbi	417
Australian Dollar	275
Canadian Dollar	236
Indian Rupee	197
Other currencies	1,260

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$5,333

Our borrowings as of November 30, 2007 were $6.2 billion, consisting of $4.2 billion of fixed rate borrowings and $2.0 billion of variable rate borrowings. Our variable rate borrowings were as follows at November 30, 2007:

(Dollars in millions)	Borrowings	Effective Interest Rate

Floating rate senior notes due May 2009(1)	$1,000	4.89%
Floating rate senior notes due May 2010(1)	1,000	4.93%

Total borrowings subject to variable interest rate fluctuations	$2,000

(1)	The 2009 and 2010 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.02% per year and 0.06% per year, respectively. In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively. The critical terms of the interest rate swap agreements and the senior notes that the swap agreements pertain to match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The fair values of the interest rate swaps totaled an unrealized loss of $16 million, net of tax effects, at November 30, 2007. We are accounting for these swaps as hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The losses are included in accumulated other comprehensive income and the corresponding fair value payable is included in other long-term liabilities in our condensed consolidated balance sheet.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses resulting from fair value changes included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in non-operating income, net in the accompanying condensed consolidated statements of operations were $14 million and $1 million for the six months ended November 30, 2007 and 2006, respectively. The unrealized gains of our outstanding foreign currency forward contracts were $14 million at November 30, 2007 and $5 million at May 31, 2007.

Net Investment Risk.  We hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion) is recognized in non-operating income, net.

Net gains (losses) on investment hedges reported in stockholders’ equity, net of tax effects, were $(36) million and $19 million for the six months ended November 30, 2007 and 2006, respectively. Net gains on investment hedges reported in non-operating income, net were $13 million and $15 million for the six months ended November 30, 2007 and 2006, respectively.

At November 30, 2007, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan, our majority owned subsidiary. The fair value of our Yen investment hedge was nominal as of November 30, 2007 and May 31, 2007. As of November 30, 2007, the Yen investment hedge has a notional amount of $607 million and an exchange rate of 108.81 Yen for each U.S. Dollar.

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

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of November 30, 2007, approximately $3.2 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 49 million shares for $1.0 billion during the six months ended November 30, 2007 (including approximately 1 million shares for $24 million that were repurchased but not settled) and approximately 121 million shares for $2.0 billion during the six months ended November 30, 2006 (including approximately 3 million shares for $48 million that were repurchased but not settled) under the applicable repurchase programs authorized.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2007 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Per Share	Announced Program	Under the Program

September 1, 2007—September 30, 2007	7.2	$20.86	7.2	$3,558.6
October 1, 2007—October 31, 2007	8.4	$21.77	8.4	$3,376.3
November 1, 2007—November 30, 2007	8.1	$20.68	8.1	$3,209.5

Total	23.7	$21.12	23.7

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on November 2, 2007.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2008 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

	Votes For	Votes Withheld
Director’s Name	(in millions)	(in millions)

Jeffrey O. Henley	4,512	148
Lawrence J. Ellison	4,534	126
Donald L. Lucas	4,438	222
Michael J. Boskin	4,545	115
Jack F. Kemp	4,547	113
Jeffrey S. Berg	4,557	103
Safra A. Catz	4,426	234
Hector Garcia-Molina	4,561	99
H. Raymond Bingham	4,557	103
Charles E. Phillips, Jr.	4,514	146
Naomi O. Seligman	4,564	96

Proposal No. 2: The stockholders approved the adoption of Oracle’s Fiscal Year 2008 Executive Bonus Plan with 4,009 million affirmative votes, 615 million negative votes and 37 million votes abstaining.

Proposal No. 3: The stockholders ratified the appointment of Ernst & Young LLP as Oracle’s independent registered public accounting firm for the fiscal year ended May 31, 2008 with 4,622 million affirmative votes, 10 million negative votes and 28 million votes abstaining.

Proposal No. 4: The stockholders voted against a stockholder proposal to amend Oracle’s bylaws to establish a board committee on human rights with 86 million affirmative votes, 3,501 million negative votes, 444 million votes abstaining and 629 million broker non-votes.

Proposal No. 5: The stockholders voted against a stockholder proposal on an Open Source Social Responsibility Report with 128 million affirmative votes, 3,431 million negative votes, 472 million votes abstaining and 629 million broker non-votes.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title

10.28	Description of Fiscal Year 2008 Executive Bonus Plan
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 21, 2007

By:	/s/ Safra A. Catz
Safra A. Catz
President, Chief Financial Officer and Director

Date: December 21, 2007

By:	/s/ William Corey West
William Corey West
Vice President, Corporate Controller and
Chief Accounting Officer