Form 10-Q
period 2008-02-29
ORACLE CORP
filed 2008-04-01
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The number of shares of registrant’s common stock outstanding as of March 24, 2008 was: 5,151,525,269.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of February 29, 2008 and May 31, 2007
(Unaudited)

	February 29,	May 31,
(in millions, except per share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$8,409	$6,218
Marketable securities	2,097	802
Trade receivables, net of allowances of $251 and $306	3,235	4,074
Other receivables	420	515
Deferred tax assets	964	968
Prepaid expenses and other current assets	606	306

Total current assets	15,731	12,883

Non-current assets:
Property, net	1,570	1,603
Intangible assets: software support agreements and related relationships, net	2,792	3,002
Intangible assets: other, net	2,614	2,962
Goodwill	13,677	13,479
Deferred tax assets	257	48
Other assets	675	595

Total non-current assets	21,585	21,689

Total assets	$37,316	$34,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Commercial paper and other current borrowings	$1	$1,358
Accounts payable	383	315
Income taxes payable	—	1,237
Accrued compensation and related benefits	1,292	1,349
Accrued restructuring	168	201
Deferred revenues	3,683	3,492
Other current liabilities	1,303	1,435

Total current liabilities	6,830	9,387

Non-current liabilities:
Notes payable and other long-term debt, net of current portion	6,237	6,235
Income taxes payable	1,522	—
Deferred tax liabilities	742	1,121
Accrued restructuring	229	258
Deferred revenues	257	93
Other long-term liabilities	684	559

Total non-current liabilities	9,671	8,266

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,149 shares at February 29, 2008 and 5,107 shares at May 31, 2007	11,847	10,293
Retained earnings	8,368	6,223
Accumulated other comprehensive income	600	403

Total stockholders’ equity	20,815	16,919

Total liabilities and stockholders’ equity	$37,316	$34,572

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions, except per share data)	2008	2007	2008	2007

Revenues:
New software licenses	$1,616	$1,390	$4,371	$3,401
Software license updates and product support	2,624	2,108	7,497	6,056

Software revenues	4,240	3,498	11,868	9,457
Services	1,109	916	3,323	2,710

Total revenues	5,349	4,414	15,191	12,167

Operating expenses:
Sales and marketing	1,083	967	3,153	2,632
Software license updates and product support	254	210	729	613
Cost of services	989	820	2,911	2,419
Research and development	682	570	2,007	1,596
General and administrative	206	175	608	503
Amortization of intangible assets	292	222	867	623
Acquisition related and other	(40)	53	28	65
Restructuring	8	3	14	23

Total operating expenses	3,474	3,020	10,317	8,474

Operating income	1,875	1,394	4,874	3,693
Interest expense	(82)	(82)	(265)	(248)
Non-operating income, net	84	94	284	277

Income before provision for income taxes	1,877	1,406	4,893	3,722
Provision for income taxes	537	373	1,409	1,052

Net income	$1,340	$1,033	$3,484	$2,670

Earnings per share:
Basic	$0.26	$0.20	$0.68	$0.51

Diluted	$0.26	$0.20	$0.67	$0.51

Weighted average common shares outstanding:
Basic	5,148	5,159	5,128	5,186

Diluted	5,235	5,257	5,228	5,284

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	Nine Months Ended
	February 29,	February 28,
(in millions)	2008	2007

Cash Flows From Operating Activities:
Net income	$3,484	$2,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202	184
Amortization of intangible assets	867	623
Deferred income taxes	(130)	(20)
Minority interests in income	45	52
Stock-based compensation	233	146
Tax benefits on the exercise of stock options	492	259
Excess tax benefits from stock-based compensation	(403)	(204)
In-process research and development	7	95
Other gains, net	(64)	(20)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	980	501
Decrease (increase) in prepaid expenses and other assets	61	(33)
Decrease in accounts payable and other liabilities	(482)	(817)
Decrease in income taxes payable	(273)	(110)
Increase (decrease) in deferred revenues	88	(21)

Net cash provided by operating activities	5,107	3,305

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(3,629)	(4,686)
Proceeds from maturities and sales of marketable securities and other investments	2,532	4,653
Acquisitions, net of cash acquired	(700)	(2,290)
Capital expenditures	(195)	(183)
Proceeds from sale of property	153	2

Net cash used for investing activities	(1,839)	(2,504)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(1,520)	(2,933)
Proceeds from issuance of common stock	1,047	684
Payments of debt	(1,362)	(175)
Excess tax benefits from stock-based compensation	403	204
Distributions to minority interests	(49)	(46)

Net cash used for financing activities	(1,481)	(2,266)

Effect of exchange rate changes on cash and cash equivalents	404	56

Net increase (decrease) in cash and cash equivalents	2,191	(1,409)
Cash and cash equivalents at beginning of period	6,218	6,659

Cash and cash equivalents at end of period	$8,409	$5,250

Non-cash investing and financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$15	$46
Change in unsettled repurchases of common stock	$26	$51
Debt issued in connection with acquisition	$—	$13

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008
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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities Disclosures:  In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. Statement 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of Statement 161 on our consolidated financial statements.

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements.

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 160 on our consolidated financial statements.

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. We are currently evaluating the impact of the pending adoption of Statement 157 on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the potential adoption of Statement 159 on our consolidated financial statements.

Accounting for Advanced Payments for Future Research and Development:  In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

3.	STOCK-BASED COMPENSATION

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. In addition, we have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 in our accounting for Statement 123R.

As required by Statement 123R, we recognize stock-based compensation expense for share-based payments issued or assumed after June 1, 2006 that are expected to vest. For all share-based payments granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate. The net effect of forfeiture adjustments based on actual results was an increase to stock-based compensation expense of approximately $8 million for the nine months ended February 29, 2008 (nominal for all other periods presented).

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Sales and marketing	$12	$9	$38	$27
Software license updates and product support	1	3	8	8
Cost of services	2	3	9	11
Research and development	31	21	84	63
General and administrative	16	12	55	36

Subtotal	62	48	194	145
Acquisition related and other(1)	3	—	39	1

Total	$65	$48	$233	$146

(1)	Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. During the three and nine months ended February 29, 2008 and February 28, 2007, the fair value of stock awards was estimated at the date of grant or date of plan assumption (for awards assumed via acquisition) using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Expected life (in years)	4.7	4.4	5.3	5.0
Risk-free interest rate	2.8%	4.7%	5.0%	5.1%
Volatility	32%	28%	27%	27%
Dividend yield	—	—	—	—
Weighted average fair value at grant or assumption date	$6.89	$5.70	$7.10	$4.97

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

Proposed Acquisition of BEA Systems, Inc.

On January 16, 2008, we entered into an Agreement and Plan of Merger (Merger Agreement) with BEA Systems, Inc., a provider of enterprise infrastructure software. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into BEA and BEA will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of BEA common stock will be converted into the right to receive $19.375 in cash. In addition, options to acquire BEA common stock, BEA restricted stock unit awards, BEA restricted stock

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

awards and other equity-based awards denominated in shares of BEA common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards, restricted stock awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of BEA is approximately $8.6 billion.

The Merger Agreement contains certain termination rights for both BEA and Oracle and further provides that, upon termination of the Merger Agreement under certain circumstances, (i) BEA may be obligated to pay Oracle a termination fee of $250 million and (ii) Oracle may be obligated to pay to BEA a termination fee of $500 million.

We expect that our proposed acquisition of BEA will close in our fourth quarter of fiscal 2008, subject to BEA stockholder approval, regulatory clearance by the European Commission and other closing conditions. On March 26, 2008, BEA and Oracle submitted a pre-merger notification filing to the European Commission; the European Commission has set a provisional deadline of April 30, 2008 for determining whether further review of the proposed merger will be required. In addition, BEA has scheduled a meeting of its stockholders on April 4, 2008 to vote upon the proposed merger.

Fiscal 2008 Acquisition

Agile Software Corporation

We acquired Agile Software Corporation to expand our offering of product life cycle management solutions on July 16, 2007 by means of a merger of Agile with our wholly owned subsidiary. We have included the financial results of Agile in our consolidated financial results effective July 16, 2007.

The total purchase price for Agile was $492 million which consisted of $471 million in cash paid to acquire the outstanding common stock of Agile, $14 million for the fair value of Agile options assumed and $7 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $107 million of goodwill, $198 million of identifiable intangible assets, $182 million of net tangible assets and $5 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Fiscal 2007 Acquisitions

Hyperion Solutions Corporation

On April 13, 2007, we acquired majority ownership of Hyperion Solutions Corporation by means of a cash tender offer and, subsequently, completed a merger of Hyperion with our wholly owned subsidiary on April 19, 2007. We acquired Hyperion to expand our offerings of enterprise performance management and business intelligence software solutions.

The total purchase price for Hyperion was $3.2 billion which consisted of $3,171 million in cash paid to acquire the outstanding common stock of Hyperion, $51 million for the fair value of Hyperion options assumed and restricted stock awards exchanged and $27 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $1,660 million of goodwill, $1,460 million of identifiable intangible assets, $73 million of net tangible assets and $56 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain restructuring liabilities, legal matters, income and non-income based taxes and residual goodwill.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

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

Our cumulative investment in i-flex as of February 29, 2008 was approximately $2.1 billion, which consisted of $2,039 million of cash paid for common stock and $31 million in transaction costs and other expenses. Our cumulative investment in i-flex has been allocated to i-flex’s net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition of the interests. The minority interest in the net assets of i-flex has been recorded at historical book values. In allocating the purchase price, we recorded approximately $1.6 billion of goodwill, $281 million of identifiable intangible assets, $180 million of net tangible assets and $46 million of in-process research and development.

Other Acquisitions

During the first nine months of fiscal 2008 and during fiscal year 2007, we acquired several other companies and purchased certain technology and development assets. Our acquisitions during the first nine months of fiscal 2008, excluding Agile, were insignificant. Our fiscal year 2007 acquisitions, other than Hyperion and i-flex, had a total preliminary purchase price of approximately $1.3 billion, which included cash paid of $1,258 million and the fair value of options assumed of $46 million. We recorded approximately $595 million of goodwill, $578 million of identifiable intangible assets, $82 million of net tangible assets and $49 million of in-process research and development associated with these other fiscal 2007 acquisitions. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change. The primary areas of the purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle, Agile, Hyperion and other collectively significant companies acquired during the first nine months of fiscal 2008 and during fiscal year 2007, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of each of the periods presented. The pro forma financial information for the periods presented also includes the business combination accounting effect on historical Agile, Hyperion and other collectively significant companies’ support revenues, amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed, adjustments to interest expense and related tax effects.

The impact of our acquisitions on our unaudited pro forma financial information during the three months ended February 29, 2008 was nominal and, therefore, we have only presented our historical results for this period in the below table. The unaudited pro forma financial information for the nine months ended February 29, 2008 combines the historical results of Oracle for the nine months ended February 29, 2008, the historical results of Agile for the period from June 1, 2007 to July 15, 2007, and the business combination accounting effects listed above. The unaudited pro forma financial information for the three and nine months ended February 28, 2007 combines the

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

historical results of Oracle for the three and nine months ended February 28, 2007 and, due to differences in our reporting periods, the historical results of Agile for the three and nine months ended January 31, 2007, the historical results of Hyperion for the three and nine months ended March 31, 2007, the historical results of other collectively significant companies acquired based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the business combination accounting effects listed above.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions, except per share data)	2008	2007	2008	2007

Total revenues	$5,349	$4,603	$15,204	$12,800
Net income	$1,340	$938	$3,477	$2,345
Basic net income per share	$0.26	$0.18	$0.68	$0.45
Diluted net income per share	$0.26	$0.18	$0.67	$0.44

5.	ACQUISITION RELATED AND OTHER EXPENSES

Acquisition related and other expenses consist of in-process research and development expenses, personnel related costs for transitional employees, stock-based compensation expenses, integration related professional services, certain business combination contingency adjustments after the purchase price allocation period has ended, and certain other operating expenses (income), net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2008	2007	2008	2007

In-process research and development	$—	$45	$7	$95
Transitional employee related costs	6	7	27	17
Stock-based compensation	3	—	39	1
Professional fees	3	1	7	4
Business combination contingency adjustments	5	—	5	(52)
Gain on sale of property	(57)	—	(57)	—

Total acquisition related and other expenses	$(40)	$53	$28	$65

In December 2007, we sold certain of our land and buildings for $153 million in cash. Concurrent with the sale, we leased the property back from the buyer for a period of up to three years. We have accounted for this transaction in accordance with FASB Statement No. 28, Accounting for Sales with Leasebacks, FASB Statement No. 66, Accounting for Sales of Real Estate, and FASB Statement No. 98, Accounting for Leases, et al. We deferred $19 million of the gain on the sale representing the present value of the operating lease commitment and recognized a gain of approximately $57 million during the three and nine months ended February 29, 2008. The deferred portion of the gain will be recognized as a reduction of rent expense over the operating lease term.

For the nine months ended February 28, 2007, acquisition related and other expenses also included a benefit related to the settlement of a lawsuit filed against PeopleSoft, Inc. on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft. The lawsuit alleged PeopleSoft made defective pricing disclosures to the U.S. General Services Administration. This lawsuit represented a pre-acquisition contingency that we identified and assumed in connection with the PeopleSoft acquisition. On October 10, 2006, we agreed to pay the U.S. government $98 million to settle this lawsuit. Business combination accounting standards require that after the end of the purchase price allocation period, any adjustment to amounts recorded that relate to a pre-

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

acquisition contingency should be included as an element of net income in the period of settlement, and not as an adjustment to the original purchase price allocation. Since the purchase price allocation period for PeopleSoft ended in the third quarter of our fiscal year 2006, the favorable difference of $52 million between the estimated exposure recorded for this lawsuit during the purchase price allocation period and the actual settlement amount has been included in our consolidated statements of operations for the nine months ended February 28, 2007.

6.	NON-OPERATING INCOME, NET

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, the minority owners’ share in the net profits of i-flex and Oracle Japan, and other income including gains related to our marketable securities and other investments.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2008	2007	2008	2007

Interest income	$89	$67	$253	$225
Foreign currency gains, net	20	22	47	38
Minority interests	(17)	(20)	(45)	(52)
Other	(8)	25	29	66

Total non-operating income, net	$84	$94	$284	$277

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, the majority of which is not deductible for tax purposes, by operating segment for the nine months ended February 29, 2008, were as follows:

		Software License
	New Software	Updates and
(in millions)	Licenses	Product Support	Services	Other(1)	Total

Balance as of May 31, 2007	$3,169	$7,122	$1,505	$1,683	$13,479
Allocation of goodwill(1)	653	966	64	(1,683)	—
Agile acquisition goodwill(1)	49	49	9	—	107
Other acquisition goodwill(1)	111	62	16	—	189
Goodwill adjustments(2)	(1)	(91)	(6)	—	(98)

Balance as of February 29, 2008	$3,981	$8,108	$1,588	$—	$13,677

(1)	Represents goodwill associated with certain acquisitions that was or will be allocated to our operating segments upon the finalization of our intangible asset valuations.

(2)	Pursuant to business combination accounting rules, goodwill adjustments represent the effect on goodwill of changes to net assets acquired during the purchase price allocation period that were recorded during the nine months ended February 29, 2008. Goodwill adjustments also include the effects on goodwill of our adoption of FASB Interpretation No. 48 as of June 1, 2007 (see Note 9).

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

The changes in intangible assets for the nine months ended February 29, 2008 and the net book value of intangible assets at February 29, 2008 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Net Book Value		Weighted
	May 31,		Feb. 29,	May 31,		Feb. 29,	May 31,	Feb. 29,	Average
(Dollars in millions)	2007	Additions	2008	2007	Expense	2008	2007	2008	Useful Life

Software support agreements and related relationships	$3,652	$82	$3,734	$(650)	$(292)	$(942)	$3,002	$2,792	10 years
Developed technology	2,342	153	2,495	(688)	(370)	(1,058)	1,654	1,437	5 years
Core technology	883	27	910	(254)	(129)	(383)	629	527	5 years
Customer relationships	599	45	644	(85)	(52)	(137)	514	507	9 years
Trademarks	209	2	211	(44)	(24)	(68)	165	143	8 years

Total	$7,685	$309	$7,994	$(1,721)	$(867)	$(2,588)	$5,964	$5,406

Total amortization expense related to our intangible assets was $292 million and $867 million for the three and nine months ended February 29, 2008, respectively, and $222 million and $623 million for the three and nine months ended February 28, 2007, respectively. As of February 29, 2008, estimated future amortization expense related to intangible assets, excluding the impact of additional intangible assets arising through any subsequent acquisitions such as BEA, is $317 million for the remainder of fiscal 2008, $1.2 billion in fiscal 2009, $1.0 billion in fiscal 2010, $799 million in fiscal 2011, $660 million in fiscal 2012, $306 million in fiscal 2013 and $1.1 billion thereafter.

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	February 29,	May 31,
(in millions)	2008	2007

Software license updates and product support	$3,140	$3,079
Services	336	279
New software licenses	207	134

Deferred revenues, current	3,683	3,492
Deferred revenues, non-current	257	93

Total deferred revenues	$3,940	$3,585

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

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed in business acquisitions in the amount of $138 million and $158 million, which would have been otherwise recorded by the acquired entities, for the nine months ended February 29, 2008 and February 28, 2007, respectively.

9.	INCOME TAXES

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. The effective tax rate was 28.6% and 28.8% for the three and nine months ended February 29, 2008, respectively, and 26.5% and 28.3% for the three and nine months ended February 28, 2007, respectively.

On June 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The total amount of gross unrecognized tax benefits as of June 1, 2007 (the date of adoption of FIN 48) was $1.3 billion. The adoption of FIN 48 resulted in an increase to our retained earnings of $3 million. In addition, as of the date of adoption, $612 million of unrecognized benefits would affect our effective tax rate if realized. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations. The gross amount of interest and penalties accrued as of the date of adoption was $286 million.

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
February 29, 2008
(Unaudited)

10.	RESTRUCTURING ACTIVITIES

Fiscal 2008 Oracle Restructuring Plan

During the second quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions. The total estimated restructuring costs (primarily related to employee severance) associated with our Fiscal 2008 Oracle Restructuring Plan are $64 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. For the three and nine months ended February 29, 2008, we recorded $8 million and $14 million, respectively in restructuring expenses and expect to incur the majority of the remaining $50 million over the course of calendar 2008. Any changes to the estimates of executing the Fiscal 2008 Oracle Restructuring Plan will be reflected in our future results of operations.

Hyperion Restructuring Plan

During the fourth quarter of fiscal 2007, our management approved and initiated plans to restructure certain operations of pre-merger Hyperion to eliminate redundant costs, primarily in general and administrative functions, resulting from the acquisition of Hyperion and improve efficiencies in operations. The cash restructuring charges recorded are based on restructuring plans that have been committed to by our management.

The total estimated restructuring costs associated with exiting activities of Hyperion are $109 million, consisting primarily of excess facilities obligations through fiscal 2019 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Hyperion and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as we execute the approved plan. Future decreases to the estimates of executing the Hyperion restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter.

Siebel Restructuring Plan

During the third quarter of fiscal 2006, our management approved and initiated plans to restructure certain operations of pre-merger Siebel Systems, Inc. to eliminate redundant costs resulting from the acquisition of Siebel and improve efficiencies in operations. The cash restructuring charges recorded were based on a restructuring plan that was committed to by our management.

The total estimated restructuring costs associated with exiting activities of Siebel were $577 million, consisting primarily of excess facilities obligations through fiscal 2022 as well as severance and other restructuring costs. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Siebel and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plan. Future decreases to the estimates of executing the Siebel restructuring plan will be recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates will be recorded as operating expenses.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

Summary of All Plans

							Total	Total
	Accrued	Nine Months Ended February 29, 2008				Accrued	Costs	Expected
	May 31,	Initial	Adj. to	Cash		Feb. 29,	Accrued	Program
(in millions)	2007(2)	Costs(3)	Cost(4)	Payments	Others(5)	2008(2)	to Date	Costs

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$—	$5	$—	$(1)	$—	$4	$5	$18
Software license updates and product support	—	1	—	(1)	—	—	1	6
Services	—	3	—	(2)	—	1	3	25
Other(1)	—	5	—	(2)	(1)	2	5	15

Total Fiscal 2008 Oracle Restructuring	$—	$14	$—	$(6)	$(1)	$7	$14	$64

Hyperion Restructuring Plan
Severance	$45	$—	$2	$(11)	$—	$36	$47	$47
Facilities	46	—	(4)	(10)	—	32	43	43
Contracts and other	16	—	3	(2)	—	17	19	19

Total Hyperion Restructuring	$107	$—	$1	$(23)	$—	$85	$109	$109

Siebel Restructuring Plan
Severance	$6	$—	$(1)	$(1)	$—	$4	$62	$62
Facilities	230	—	2	(44)	2	190	474	474
Contracts and other	10	—	2	—	—	12	41	41

Total Siebel Restructuring	$246	$—	$3	$(45)	$2	$206	$577	$577

Total Other Restructuring Plans	$106	$—	$10	$(23)	$6	$99

Total All Restructuring Plans	$459	$14	$14	$(97)	$7	$397

(1)	Includes severance costs associated with research and development, and general and administrative functions, and certain other facility related costs.

(2)	Accrued restructuring at February 29, 2008 and May 31, 2007 was $397 million and $459 million, respectively. The balances include $168 million and $201 million recorded in accrued restructuring, current and $229 million and $258 million recorded in accrued restructuring, non-current in the accompanying condensed consolidated balance sheets at February 29, 2008 and May 31, 2007, respectively.

(3)	Costs associated with initial restructuring plan.

(4)	Hyperion plan adjustments relate to changes in estimates within the purchase price allocation period (offset recorded to goodwill). Siebel and other plan adjustments are changes in estimates whereby increases are recorded to operating expense in the period of adjustment and decreases are recorded as an adjustment to goodwill indefinitely.

(5)	Represents foreign currency translation adjustments and certain other non-cash settlements.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

In September 2007, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively. The critical terms of the interest rate swap agreements and the senior notes that the swap agreements pertain to match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The fair values of the interest rate swaps totaled an unrealized loss of $43 million, net of tax effects, at February 29, 2008. We are accounting for these swaps as hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The losses on these swaps are included in accumulated other comprehensive

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

income and the corresponding fair value payable is included in other long-term liabilities in our condensed consolidated balance sheet.

12.	STOCK REPURCHASES

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of February 29, 2008, $2.7 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 73.2 million shares for $1.5 billion during the nine months ended February 29, 2008 (including 1.3 million shares for $26 million that were repurchased but not settled) and 179.0 million shares for $3.0 billion during the nine months ended February 28, 2007 (including 3.0 million shares for $51 million that were repurchased but not settled) under the applicable repurchase programs authorized.

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

13.	EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions, except per share data)	2008	2007	2008	2007

Net income	$1,340	$1,033	$3,484	$2,670

Weighted average common shares outstanding	5,148	5,159	5,128	5,186
Dilutive effect of employee stock plans	87	98	100	98

Diluted weighted average common shares outstanding	5,235	5,257	5,228	5,284

Basic earnings per share	$0.26	$0.20	$0.68	$0.51
Diluted earnings per share	$0.26	$0.20	$0.67	$0.51
Effect of shares subject to anti-dilutive stock options excluded from calculation(1)	99	63	97	77

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	COMPREHENSIVE INCOME

Comprehensive income includes the following, net of income tax effects: foreign currency translation gains and losses, hedge gains and losses that are reflected in stockholders’ equity instead of net income, and unrealized gains

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

and losses on marketable debt and equity securities. The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2008	2007	2008	2007

Net income	$1,340	$1,033	$3,484	$2,670
Change in foreign currency translation gain (loss), net	78	(9)	287	(7)
Change in unrealized gain (loss) on hedges, net	(40)	13	(92)	25
Change in unrealized gain (loss) on investments, net	—	(1)	1	—

Comprehensive income	$1,378	$1,036	$3,680	$2,688

15.	SEGMENT INFORMATION

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

business provides instructor led, media based and internet based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of our businesses and operating segments:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2008	2007	2008	2007

New software licenses:
Revenues(1)	$1,612	$1,388	$4,362	$3,394
Sales and distribution expenses	927	826	2,701	2,222

Margin(2)	$685	$562	$1,661	$1,172
Software license updates and product support:
Revenues(1)	$2,647	$2,143	$7,634	$6,214
Cost of services	234	196	676	573

Margin(2)	$2,413	$1,947	$6,958	$5,641
Total software business:
Revenues(1)	$4,259	$3,531	$11,996	$9,608
Expenses	1,161	1,022	3,377	2,795

Margin(2)	$3,098	$2,509	$8,619	$6,813
Consulting:
Revenues(1)	$837	$690	$2,504	$2,037
Cost of services	727	587	2,124	1,724

Margin(2)	$110	$103	$380	$313
On Demand:
Revenues(1)	$174	$142	$501	$407
Cost of services	142	135	419	400

Margin(2)	$32	$7	$82	$7
Education:
Revenues(1)	$101	$86	$328	$273
Cost of services	74	64	230	192

Margin(2)	$27	$22	$98	$81
Total services business:
Revenues(1)	$1,112	$918	$3,333	$2,717
Cost of services	943	786	2,773	2,316

Margin(2)	$169	$132	$560	$401
Totals:
Revenues(1)	$5,371	$4,449	$15,329	$12,325
Expenses	2,104	1,808	6,150	5,111

Margin(2)	$3,267	$2,641	$9,179	$7,214

(1)	Operating segment revenues differ from the external reporting classifications for our revenues due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $22 million and $35 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 29, 2008 and February 28, 2007, respectively, and $138 million and $158 million for the nine months ended February 29, 2008 and February 28, 2007. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs and expenses of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related and other expenses or stock-based compensation expenses.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2008	2007	2008	2007

Total revenues for reportable segments	$5,371	$4,449	$15,329	$12,325
Software license updates and product support revenues(1)	(22)	(35)	(138)	(158)

Total revenues	$5,349	$4,414	$15,191	$12,167

Total margin for reportable segments	$3,267	$2,641	$9,179	$7,214
Software license updates and product support revenues(1)	(22)	(35)	(138)	(158)
Product development and information technology expenses	(749)	(620)	(2,208)	(1,759)
Marketing and partner program expenses	(108)	(96)	(322)	(295)
Corporate and general and administrative expenses	(170)	(157)	(502)	(428)
Amortization of intangible assets	(292)	(222)	(867)	(623)
Acquisition related and other	40	(53)	(28)	(65)
Restructuring	(8)	(3)	(14)	(23)
Stock-based compensation	(62)	(48)	(194)	(145)
Interest expense	(82)	(82)	(265)	(248)
Non-operating income, net	63	81	252	252

Income before provision for income taxes	$1,877	$1,406	$4,893	$3,722

(1)	Software license updates and product support revenues for management reporting include $22 million and $35 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 29, 2008 and February 28, 2007, respectively, and $138 million and $158 million for the nine months ended February 29, 2008 and February 28, 2007, respectively. See Note 8 for an explanation of these adjustments.

16.	PEOPLESOFT CUSTOMER ASSURANCE PROGRAM

In June 2003, in response to our tender offer, PeopleSoft, Inc. implemented what it referred to as the “customer assurance program” (CAP). The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired a controlling interest in PeopleSoft. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the CAP payments are triggered.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

The maximum potential penalty under the CAP, by version, as of February 29, 2008 was as follows:

			Maximum Potential
	Dates Offered to Customers(1)		Penalty
CAP Version	Start Date	End Date	(in millions)

Version 1	June 1, 2003	September 12, 2003	$3
Version 2	September 12, 2003	September 30, 2003	—
Version 3	September 30, 2003	November 7, 2003	—
Version 4	November 18, 2003	June 30, 2004	519
Version 5	June 16, 2004	December 28, 2004	728
Version 6	October 12, 2004	December 28, 2004	1,050

			$2,300

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The substantial majority of the CAP provisions will expire no later than four years after the contract date.

This purported obligation was not reflected as a liability on PeopleSoft’s balance sheet as PeopleSoft concluded that it could be triggered only following the consummation of an acquisition. We have concluded that, as of the date of acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of February 29, 2008 was $2.3 billion. Some of the CAP provisions have expired or have been removed from these licensing arrangements. We expect the significant majority of the remaining CAP provisions to expire by the end of calendar 2008. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of any litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

17.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. On July 26, 2007, defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment against all defendants and a motion for summary judgment against our Chief Executive Officer. On August 7, 2007, plaintiffs filed amended versions of these motions. The parties’ summary judgment motions are fully briefed. On October 5, 2007, plaintiffs filed a motion seeking a default judgment against defendants or various other sanctions because of defendants’ alleged

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

destruction of evidence. This motion is fully briefed. A hearing on all these motions was held on December 20, 2007. The court had set a trial date of March 24, 2008. However, on February 19, 2008, the court clerk issued a notice, stating that the trial date had been vacated, and that the case would be assigned to a new judge. The notice also stated that the current judge planned to resolve the submitted summary judgment motions prior to reassigning the case. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Siebel Securities Class Action

On March 10, 2004, William Wollrab, on behalf of himself and purportedly on behalf of a class of stockholders of Siebel, filed a complaint in the United States District Court for the Northern District of California against Siebel and certain of its officers relating to predicted adoption rates of Siebel v7.0 and certain customer satisfaction surveys. This complaint was consolidated and amended on August 27, 2004, with the Policemen’s Annuity and Benefit Fund of Chicago being appointed to serve as lead plaintiff. The consolidated complaint also raised claims regarding Siebel’s business performance in 2002. In October 2004, Siebel filed a motion to dismiss, which was granted on January 28, 2005 with leave to amend. Plaintiffs filed an amended complaint on March 1, 2005. Plaintiffs sought unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. Siebel filed a motion to dismiss the amended complaint on April 27, 2005, and on December 28, 2005, the Court dismissed the case with prejudice. On January 17, 2006, plaintiffs filed a notice of appeal, and on September 18, 2006, plaintiffs filed their opening appellate brief. Defendants’ responsive brief was filed on December 15, 2006. Plaintiffs filed their reply brief on January 16, 2007. The court heard oral arguments on this appeal on December 6, 2007, and on December 21, 2007, the appellate court issued a decision affirming the trial court’s dismissal of this action. Plaintiffs’ time to seek reconsideration of the appellate court’s decision has expired, and plaintiffs’ time to seek further appeal to the United States Supreme Court has also expired. Thus, plaintiffs can no longer pursue their claims in this action.

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

Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid and unenforceable, were the only claims that the Court left open for trial. On April 21, 2006 Mangosoft filed a motion asking that Mangosoft be allowed to appeal the noninfringement ruling immediately to the Federal Circuit Court of Appeals and that trial on Oracle’s counterclaims be stayed until that appeal has been resolved. Oracle filed a brief opposing that motion on May 8, 2006. On March 28, 2007, the Court issued an order largely granting the relief sought by Mangosoft. The Court dismissed Oracle’s counterclaims of invalidity and inequitable conduct without prejudice and ordered the entry of judgment of noninfringement consistent with its March 14, 2006 order on summary judgment. On March 29, 2007, the Court entered Judgment in Oracle’s favor on the issue of noninfringement and, on the same day, Mangosoft filed its notice of appeal to the Federal Circuit stating that it was appealing (1) the Court’s March 14,

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

2006 order on summary judgment, (2) the Court’s order of March 28, 2007, (3) the Court’s claim construction order of September 21, 2004, and (4) the entry of judgment on March 29, 2007. Oracle has filed its statement of costs in connection with the entry of judgment. On May 21, 2007, the parties were notified that the matter was selected for inclusion in the Federal Circuit’s mandatory Appellate Mediation Program. A mediation was held on June 20, 2007, but the matter was not resolved. Mangosoft filed its opening appeal brief in the Federal Circuit on August 6, 2007. Oracle filed its responsive brief on November 16, 2007, and Mangosoft filed its reply brief on January 8, 2008. The Federal Circuit heard oral argument in the appeal on March 3, 2008. The court has not yet issued a decision. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly owned subsidiary, SAP America, Inc., and its wholly owned subsidiary, TomorrowNow, Inc., (collectively, the SAP Defendants) alleging violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, conversion, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. Oracle alleged that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The complaint seeks unspecified damages and preliminary and permanent injunctive relief. On April 10, 2007, Oracle filed a stipulation extending the time for the SAP Defendants to respond to the complaint. On June 1, 2007, Oracle filed its First Amended Complaint, adding claims for infringement of the federal Copyright Act and breach of contract, and dropping the conversion and separately pled conspiracy claims. On July 2, 2007 the SAP Defendants’ filed their Answer and Affirmative Defenses, acknowledging that TomorrowNow had made some “inappropriate downloads” and otherwise denying the claims alleged in the First Amended Complaint. The parties are engaged in discovery and continue to negotiate a Preservation Order. At a Case Management Conference held on February 12, 2008, Oracle advised the court that Oracle intends to file a Second Amended Complaint, based on new facts learned during the course of discovery. The next Case Management Conference is currently scheduled for April 3, 2008.

Other Litigation

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

18.	SUBSEQUENT EVENTS

Amended Commercial Paper Program

In March 2008, we increased our commercial paper program to $5.0 billion from $3.0 billion (the CP Program). The dealer agreements with each of Banc of America Securities LLC, JP Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Money Markets Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated and the Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, remain in effect and were not changed. Under the CP Program, we may issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws. We did not issue any Commercial Paper Notes during the three and nine months ended February 29, 2008 and February 28, 2007, respectively, and did not have any Commercial Paper Notes outstanding as of February 29, 2008.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 29, 2008
(Unaudited)

364-Day Revolving Credit Agreement

As of February 29, 2008, we had a $3.0 billion, 5-Year revolving credit facility that expires in March 2011 with Wachovia Bank, National Association (Wachovia); Bank of America, N.A. and certain other lenders. No debt was outstanding pursuant to this facility as of February 29, 2008 or May 31, 2007. This facility can be used to backstop any Commercial Paper Notes that we may issue and for working capital and other general corporate purposes.

In March 2008, we entered into a $2.0 billion, 364-Day Revolving Credit Agreement with Wachovia, Bank of America, N.A. and certain other lenders (2008 Credit Agreement). The 2008 Credit Agreement provides for an unsecured revolving credit facility, which can also be used to backstop any Commercial Paper Notes that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the 2008 Credit Agreement, we may borrow, prepay and re-borrow amounts under the facility at any time during the term of the 2008 Credit Agreement. Any amounts drawn pursuant to the 2008 Credit Agreement are due on March 17, 2009. Interest is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate. We may, upon the agreement of either then existing lenders or of additional banks not currently party to the 2008 Credit Agreement, extend the termination date of the facility by an additional 364 days. The facility may be extended in this manner up to two times in succession.

The 2008 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable and the commitments may be terminated.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2008, which runs from June 1, 2007 to May 31, 2008.

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

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and our acquisitions. The new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that the analysis of new software revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represent 33% of our total revenues on a trailing 4-quarter basis. Our new software license margins have been and will continue to be affected by the amortization of intangible assets associated with companies we have acquired.

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

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by acquired businesses as independent entities in the amount of $22 million and $35 million for the three months ended February 29, 2008 and February 28, 2007, respectively, and $138 million and $158 million for the nine months ended February 29, 2008 and February 28, 2007, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represents 21% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased due to an increase in application implementations resulting from higher sales of new software applications over the past year and our recent acquisitions. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new license growth rates have generally increased over the last several quarters in comparison to the corresponding prior year periods.

On Demand:  On Demand includes our Oracle On Demand, CRM On Demand, as well as Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their information technology environments and an additional opportunity to lower their total costs of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in On Demand to support current and future revenue growth, which has negatively impacted On Demand margins and may continue to do so in the future.

Education:  The purpose of our education services is to further the adoption and usage of our software products by our customers and to create opportunities to grow our software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. However, education revenues and expenses have increased in recent periods in comparison to the corresponding periods of the prior year as a result of additional education offerings related to our acquired products.

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

On January 16, 2008, we entered into an Agreement and Plan of Merger (Merger Agreement) with BEA Systems, Inc., a provider of enterprise infrastructure software. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into BEA and BEA will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of BEA common stock will be converted into the right to receive $19.375 in cash. In addition, options to acquire BEA common stock, BEA restricted stock unit awards, BEA restricted stock awards and other equity-based awards denominated in shares of BEA common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards, restricted stock awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of BEA is approximately $8.6 billion. We expect that the BEA acquisition will close in our fourth quarter of fiscal 2008, subject to BEA stockholder approval, regulatory clearance by the European Commission and other closing conditions. On March 26, 2008, BEA and Oracle submitted a pre-merger notification filing to the European Commission; the European Commission has set a provisional deadline of April 30, 2008 for determining whether further review of the proposed merger will be required. In addition, BEA has scheduled a meeting of its stockholders on April 4, 2008 to vote upon the proposed merger.

We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, particularly in the applications marketplace, expands our customer base and provides greater scale to increase our investment in research and development to accelerate innovation, grow our earnings and increase stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 4 to our condensed consolidated financial statements for additional information related to our recent and pending acquisitions.

We believe we can fund our pending and additional acquisitions, with our internally available cash and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

With the exception of the below paragraph that discusses the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on our critical accounting policy and estimates for accounting for income taxes, during the first nine months of fiscal 2008 there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

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

Results of Operations

The comparability of our operating results in the third quarter and first nine months of fiscal 2008 compared with the same periods in fiscal 2007 is impacted by our acquisitions, principally our acquisition of Hyperion in the fourth quarter of fiscal 2007.

In our discussion of changes in our results of operations for the third quarter and first nine months of fiscal 2008 compared to the corresponding periods in the prior year, we quantify the contribution of our acquired products to the growth in new software license revenues and the amount of revenues associated with software license updates and product support and present supplemental disclosure related to certain charges and gains (including acquisition accounting and stock-based compensation) where applicable. Although certain revenues were quantifiable, we are unable to identify the following:

•	The contribution of the significant majority of consulting and education services revenues from acquired companies during the third quarter and first nine months of fiscal 2008 as the significant majority of these services have been fully integrated into our existing operations.

•	The contribution of the significant majority of expenses associated with acquired products and services during the third quarter and first nine months of fiscal 2008 as the significant majority of these expenses have been fully integrated into our existing operations.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantifications cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. The commissions earned by our integrated sales force generally do not vary based on the application product sold. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different.

•	Our acquisitions have not resulted in our entry into a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to certain charges and gains (see below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this quarterly report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect on May 31, 2007, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 29, 2008 and February 28, 2007, our financial statements would reflect revenues of $1.51 million during the first nine months of fiscal 2008 (using 1.51 as the exchange rate) and $1.32 million during the first nine months of fiscal 2007 (using 1.32 as the exchange rate). The constant currency presentation would translate the results for the nine months ended February 29, 2008 and February 28, 2007 using the May 31, 2007 exchange rate and indicate, in this example, no change in revenues during the periods. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Total Revenues by Geography:
Americas	$2,707	17%	14%	$2,315	$7,756	20%	18%	$6,441
EMEA(1)	1,871	26%	15%	1,484	5,265	30%	19%	4,046
Asia Pacific	771	25%	14%	615	2,170	29%	21%	1,680

Total revenues	5,349	21%	15%	4,414	15,191	25%	19%	12,167
Total Operating Expenses	3,474	15%	10%	3,020	10,317	22%	17%	8,474

Total Operating Margin	$1,875	35%	24%	$1,394	$4,874	32%	24%	$3,693

Total Operating Margin %	35%			32%	32%			31%
% Revenues by Geography:
Americas	51%			52%	51%			53%
EMEA(1)	35%			34%	35%			33%
Asia Pacific	14%			14%	14%			14%
Total Revenues by Business:
Software	$4,240	21%	15%	$3,498	$11,868	25%	20%	$9,457
Services	1,109	21%	14%	916	3,323	23%	16%	2,710

Total revenues	$5,349	21%	15%	$4,414	$15,191	25%	19%	$12,167

% Revenues by Business:
Software	79%			79%	78%			78%
Services	21%			21%	22%			22%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  Total revenues increased in the third quarter of fiscal 2008 due to increased demand for our products and services offerings and incremental revenues from our acquisitions. The growth in our total revenues was positively affected by foreign currency rate fluctuations of 6 percentage points in the third quarter of fiscal 2008 due to the weakening of the United States dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, new software license revenues contributed 20% to the growth in total revenues, software license updates and product support revenues contributed 60% and services revenues contributed 20%. Excluding the effect of currency rate fluctuations, the Americas contributed 51% to the increase in total revenues, EMEA contributed 35% and Asia Pacific contributed 14%.

Operating expenses were adversely affected by foreign currency rate fluctuations of 5 percentage points. Excluding the effect of currency rate fluctuations, the increase in operating expenses in the third quarter of fiscal 2008 was primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our acquisitions of Hyperion, Agile and other companies since the third quarter of fiscal 2007), as well as higher commissions and bonuses associated with both increased revenues and headcount levels. In addition, operating expenses also increased in the third quarter of fiscal 2008 due to higher amortization costs of intangible assets resulting primarily from acquisitions that we completed since the third quarter of fiscal 2007 and higher stock-based compensation charges resulting primarily from a higher fair value (caused primarily by our higher stock price) for stock options that we granted during fiscal 2008. Our operating expense growth during the third quarter of fiscal 2008 was partially offset by a $42 million reduction in litigation related expenses primarily related to the timing and settlement of certain legal matters, lower in-process research and development charges of $45 million and a $57 million gain on property sale.

Operating margin as a percentage of total revenues increased during the third quarter of fiscal 2008. The growth in our operating margin in the third quarter of fiscal 2008 was favorably affected by foreign currency rate fluctuations of 11 percentage points and the favorable impact of lower litigation related expenses, lower in-process research and development expenses and a gain on property sale (described above).

International operations will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the relative strength of the U.S. Dollar against certain major international currencies.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  Total revenues increased in the first nine months of fiscal 2008 primarily due to the same reasons as noted above. The growth in our total revenues was positively affected by foreign currency rate fluctuations of 6 percentage points. Excluding the effect of currency rate fluctuations, new software license revenues contributed 33% to the growth in total revenues, software license updates and product support revenues contributed 48% and services revenues contributed 19%. Excluding the effect of currency rate fluctuations, the Americas contributed 51% to the increase in total revenues, EMEA contributed 35% and Asia Pacific contributed 14%.

Operating expenses were adversely affected by foreign currency rate fluctuations of 5 percentage points. Excluding the effect of currency rate fluctuations, the increase in operating expenses in the first nine months of fiscal 2008 was primarily due to the same reasons as noted above, as well as additional stock-based compensation charges recorded in the first quarter of fiscal 2008 resulting from the acceleration of vesting of certain acquired stock awards upon employee terminations pursuant to the original terms of those awards. Our operating expense growth during the first nine months of fiscal 2008 was partially offset by lower in-process research and development expenses of $87 million and a $57 million gain on property sale.

Operating margin as a percentage of total revenues increased during the first nine months of fiscal 2008. The growth in our operating margin in the first nine months of fiscal 2008 was favorably affected by foreign currency rate fluctuations of 8 percentage points. Our operating margin increased during the first nine months of fiscal 2008 primarily due to the same reasons as noted above.

Supplemental Disclosure Related to Certain Charges and Gains

To supplement our consolidated financial information, we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. Readers are directed to the introduction under “Results of Operations” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results include the following business combination accounting entries and expenses related to acquisitions as well as other significant expense and income items:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(in millions)	2008	2007	2008	2007

Support deferred revenues(1)	$22	$35	$138	$158
Amortization of intangible assets(2)	292	222	867	623
Acquisition related and other(3)(5)	(40)	53	28	65
Restructuring(4)	8	3	14	23
Stock-based compensation(5)	62	48	194	145
Income tax effect(6)	(98)	(93)	(357)	(287)

	$246	$268	$884	$727

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $22 million and $35 million for the three months ended February 29, 2008 and February 28, 2007, respectively, and $138 million and $158 million for the nine months ended February 29, 2008 and February 28, 2007, respectively. As of February 29, 2008, approximately $9 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2008 that would have otherwise been recognized by the acquired businesses as independent entities, due to the application of business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily PeopleSoft, Siebel, Hyperion and i-flex. As of February 29, 2008, estimated future amortization expenses related to intangible assets, excluding the impact of additional intangible assets arising through any subsequent acquisitions such as BEA, are as follows (in millions):

Remainder of Fiscal 2008	$317
Fiscal 2009	1,153
Fiscal 2010	1,029
Fiscal 2011	799
Fiscal 2012	660
Fiscal 2013	306
Thereafter	1,142

Total	$5,406

(3)	Acquisition related and other expenses primarily consist of in-process research and development expenses, stock-based compensation expenses, integration related professional services, personnel related costs for transitional employees, certain business combination contingency adjustments after the purchase price allocation period has ended, and certain other operating expenses (income), net. For the three and nine months ended February 29, 2008, acquisition related and other expenses include a gain on property sale of $57 million. For the nine months ended February 28, 2007, acquisition related and other expenses include a benefit of $52 million related to the settlement of a pre-acquisition lawsuit against PeopleSoft (see Note 5 to our condensed consolidated financial statements for further information).

(4)	Restructuring costs during the three and nine months ended February 29, 2008 relate to Oracle employee severance in connection with restructuring plans initiated in the second quarter of fiscal 2008. Restructuring costs during the three and nine months ended February 28, 2007 relate to an Oracle-based restructuring plan initiated in the third quarter of fiscal 2006 for which additional expenses were recorded during the fiscal 2007 periods presented.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Sales and marketing	$12	$9	$38	$27
Software license updates and product support	1	3	8	8
Cost of services	2	3	9	11
Research and development	31	21	84	63
General and administrative	16	12	55	36

Subtotal	62	48	194	145
Acquisition related and other	3	—	39	1

Total	$65	$48	$233	$146

Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

(6)	The income tax effect on the above presented charges and gains was calculated based on our effective tax rate of 28.6% and 26.5% in the third quarter of fiscal 2008 and 2007, respectively, and 28.8% and 28.3% in the first nine months of fiscal 2008 and 2007, respectively.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

New Software License Revenues:
Americas	$737	15%	12%	$639	$1,987	30%	27%	$1,532
EMEA	588	21%	10%	488	1,565	31%	21%	1,193
Asia Pacific	291	10%	1%	263	819	21%	14%	676

Total revenues	1,616	16%	9%	1,390	4,371	29%	22%	3,401
Expenses:
Sales and marketing(1)	1,071	12%	6%	958	3,115	20%	14%	2,605
Stock-based compensation	12	31%	31%	9	38	40%	40%	27
Amortization of intangible assets(2)	134	55%	55%	87	395	62%	62%	244

Total expense	1,217	16%	10%	1,054	3,548	23%	18%	2,876

Total Margin	$399	18%	7%	$336	$823	57%	45%	$525

Total Margin %	25%			24%	19%			15%
% Revenues by Geography:
Americas	46%			46%	45%			45%
EMEA	36%			35%	36%			35%
Asia Pacific	18%			19%	19%			20%
Revenues by Product:
Database and middleware	$1,153	20%	12%	$959	$2,949	24%	17%	$2,383
Applications	451	7%	2%	423	1,380	39%	34%	990

Total revenues by product	1,604	16%	9%	1,382	4,329	29%	22%	3,373
Other revenues	12	34%	28%	8	42	51%	46%	28

Total new software license revenues	$1,616	16%	9%	$1,390	$4,371	29%	22%	$3,401

% Revenues by Product:
Database and middleware	72%			69%	68%			71%
Applications	28%			31%	32%			29%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  New software license revenues growth was positively affected by foreign currency rate fluctuations of 7 percentage points in the third quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, new software license revenues grew in all major product lines and geographies. Our database and middleware products contributed the substantial majority of our total new software license revenues growth as a result of increased demand for our database and middleware products and contributions from recently acquired companies (as quantified below). Excluding the effect of currency rate fluctuations, the Americas contributed 61%, EMEA contributed 37% and Asia Pacific contributed 2% to the increase in our total new software license revenues.

We believe that the trailing 4-quarter growth rates provide additional visibility into the underlying performance of our new software license business since large transactions can cause significant swings in our quarterly reported product revenue growth rates and are not predictive of our future quarterly or annual growth rates.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 12% in the third quarter of fiscal 2008 and 16% over the trailing 4-quarters as a result of increased demand for our database and middleware products as well as incremental revenues from acquired companies. Hyperion products contributed $22 million, Stellent products contributed $9 million and other recently acquired products contributed $5 million to the total database and middleware revenue growth in the third quarter of fiscal 2008.

On a constant currency basis, applications revenues increased 2% in the third quarter of fiscal 2008. Our growth rate in applications revenues for the third quarter of fiscal 2008 was affected by the high growth rate in our applications revenues for the third quarter of fiscal 2007 against which our current quarter’s applications revenues were compared. On a constant currency basis, applications revenues increased 25% over the trailing 4-quarters due to continued strengthening of our competitive position in the applications market as a result of our broad suite of product offerings to a diverse customer base, improved product features and functionality and incremental revenues from acquired companies. Hyperion products contributed $42 million, Agile products contributed $14 million, and other recently acquired products contributed $10 million to the growth in our applications revenues during the third quarter of fiscal 2008.

New software license revenues earned from transactions over $0.5 million grew by 25% in the third quarter of fiscal 2008 and increased from 41% of new software license revenues in the third quarter of fiscal 2007 to 44% in the third quarter of fiscal 2008.

Sales and marketing expenses were adversely impacted by 6 percentage points of unfavorable currency variations during the third quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the third quarter of fiscal 2008 due to higher salaries, benefits and travel expenses resulting from increased headcount, higher commission expenses associated with both increased revenues and headcount levels, and an increase in marketing program expenses. These increases were partially offset by a $42 million reduction in litigation related expenses resulting primarily from the settlement of certain legal matters during the third quarter of fiscal 2008.

Total new software license margin as a percentage of revenues increased due to our revenue growth rate and favorable foreign currency impacts, partially offset by higher growth rates in our amortization of intangible assets expenses and stock-based compensation expenses.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  New software license revenues growth was positively affected by foreign currency rate fluctuations of 7 percentage points. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 33% and Asia Pacific contributed 12% to the increase in new software license revenues.

On a constant currency basis, database and middleware revenues grew 17% for similar reasons as noted above contributing 55% to the growth in the new software license revenues in the first nine months of fiscal 2008. Hyperion products contributed $73 million, Stellent products contributed $37 million and other recently acquired products contributed $11 million to the total database and middleware revenue growth in the first nine months of fiscal 2008.

On a constant currency basis, applications revenues grew 34% and contributed 45% to the growth in new software license revenues in the first nine months of fiscal 2008 due to similar reasons as noted above. The increase in our applications revenues in the first nine months of fiscal 2008 was due to similar reasons as noted above. Hyperion products contributed $142 million, Agile products contributed $33 million, MetaSolv products contributed $14 million, Portal products contributed $9 million and other recently acquired products contributed $22 million.

New software license revenues earned from transactions over $0.5 million grew by 45% in the first nine months of fiscal 2008 and increased from 39% of new software license revenues in the first nine months of fiscal 2007 to 44% in the first nine months of fiscal 2008.

Sales and marketing expenses increased primarily due to the same reasons as noted above. Total new software license margin as a percentage of revenues increased as the growth rate of our revenues exceeded the growth rate of our operating expenses, but was partially offset by higher growth rates in our amortization of intangible assets expenses and stock-based compensation expenses.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Software License Updates and Product Support Revenues:
Americas	$1,436	21%	18%	$1,192	$4,097	19%	18%	$3,430
EMEA	879	31%	19%	671	2,509	31%	20%	1,923
Asia Pacific	309	26%	16%	245	891	27%	19%	703

Total revenues	2,624	25%	18%	2,108	7,497	24%	18%	6,056
Expenses:
Software license updates and product support(1)	253	23%	17%	207	721	19%	13%	605
Stock-based compensation	1	-61%	-61%	3	8	1%	1%	8
Amortization of intangible assets(2)	144	23%	23%	118	431	27%	27%	340

Total expenses	398	22%	18%	328	1,160	22%	18%	953

Total Margin	$2,226	25%	18%	$1,780	$6,337	24%	18%	$5,103

Total Margin %	85%			85%	85%			84%
% Revenues by Geography:
Americas	55%			57%	55%			57%
EMEA	33%			32%	33%			32%
Asia Pacific	12%			11%	12%			11%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  The growth in our software license updates and product support revenues was positively affected by foreign currency rate fluctuations of 7 percentage points in the third quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the third quarter of fiscal 2008 as a result of new software licenses sold during the trailing 4-quarter period (in particular our fourth quarter of fiscal 2007, which was our largest quarter), the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 34% and Asia Pacific contributed 10% to the increase in software license updates and product support revenues.

Software license updates and product support revenues in the third quarter of fiscal 2008 include incremental revenues of $87 million from Hyperion, $12 million from Stellent, $11 million from Agile and $12 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $22 million and $35 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the third quarter of fiscal 2008 and 2007, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year.

Software license updates and product support expenses were adversely impacted by 5 percentage points of unfavorable currency variations during the third quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher amortization expenses resulting from additional intangible assets acquired since the third quarter of fiscal 2007. Total software license updates and product support margin as a percentage of revenues remained constant as the growth rate of our revenues was offset by the higher growth rate of the amortization of our intangible assets.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  The growth in our software license updates and product support revenues and expenses is primarily attributable to the same reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 54%, EMEA contributed 34% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first nine months of fiscal 2008 included incremental contributions from our recently acquired companies of $207 million from Hyperion, $30 million from Stellent, $25 million from MetaSolv, $22 million from Agile and $39 million from other recently acquired companies. Software license updates and product support revenues related to support contracts in the amounts of $138 million and $158 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first nine months of fiscal 2008 and 2007, respectively.

Software license updates and product support expenses increased primarily due to the same reasons as noted above. Total software license updates and product support margin as a percentage of revenues increased primarily due to favorable foreign currency fluctuations.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Consulting Revenues:
Americas	$400	8%	6%	$369	$1,265	12%	10%	$1,126
EMEA	311	24%	14%	250	915	28%	17%	715
Asia Pacific	132	75%	57%	75	340	62%	48%	210

Total revenues	843	21%	14%	694	2,520	23%	16%	2,051
Expenses:
Cost of services(1)	753	23%	16%	611	2,197	22%	16%	1,795
Stock-based compensation	1	-69%	-69%	2	5	-18%	-18%	6
Amortization of intangible assets(2)	11	-9%	-11%	12	31	48%	46%	21

Total expenses	765	22%	15%	625	2,233	23%	16%	1,822

Total Margin	$78	12%	2%	$69	$287	26%	19%	$229

Total Margin %	9%			10%	11%			11%
% Revenues by Geography:
Americas	47%			53%	50%			55%
EMEA	37%			36%	36%			35%
Asia Pacific	16%			11%	14%			10%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  Consulting revenue growth was positively affected by foreign currency rate fluctuations of 7 percentage points in the third quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, consulting revenues increased during the third quarter of fiscal 2008 primarily due to an increase in application product implementations associated with the sales of our application software products and incremental revenues from our recent acquisitions, primarily Hyperion. Excluding the effect of currency rate fluctuations, the Americas contributed 21%, EMEA contributed 35% and Asia Pacific contributed 44% to the increase in consulting revenues.

Consulting expenses were adversely impacted by 7 percentage points of unfavorable currency variations during the third quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, consulting expenses increased during the third quarter of fiscal 2008 as a result of higher personnel related expenses attributed to higher headcount levels and third-party contractor expenses that supported our increase in revenues and included $21 million of constant currency expense growth from i-flex. Total consulting margin increased due to the increase in our revenues. However, consulting margin as a percentage of revenues decreased as our expenses grew faster than our revenues in the Americas and for i-flex, partially offset by improved margins in EMEA and the remainder of the Asia Pacific region.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  Consulting revenue growth was positively affected by foreign currency rate fluctuations of 7 percentage points in the first nine months of fiscal 2008. Excluding the effect of currency rate fluctuations, the growth in consulting revenues and expenses was generally due to the same reasons as noted above. On a constant currency basis, the Americas contributed 33% to the growth in consulting revenues, EMEA contributed 37% and Asia Pacific contributed 30%. Total consulting margin as a percentage of revenues remained constant during the first nine months of fiscal 2008 as margin improvements in the EMEA and Asia Pacific regions were offset by expense growth in the Americas region and for i-flex, and by an increase in our amortization of intangible asset expenses.

On Demand:  On Demand includes our Oracle On Demand, CRM On Demand and Advanced Customer Services offerings. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for our database and middleware as well as our applications software at our data center facilities or at a site of our customer’s choosing. CRM On Demand is a service offering that provides our customers with our CRM software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of configuration and performance analysis, personalized support and on-site technical services. The cost of providing On Demand services consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

On Demand Revenues:
Americas	$95	19%	18%	$80	$274	16%	15%	$236
EMEA	57	28%	17%	44	161	31%	20%	123
Asia Pacific	22	27%	17%	18	65	38%	30%	47

Total revenues	174	23%	17%	142	500	23%	18%	406
Expenses:
Cost of services(1)	157	12%	7%	139	467	13%	9%	413
Stock-based compensation	1	41%	41%	1	3	7%	7%	3
Amortization of intangible assets(2)	3	0%	0%	3	10	0%	0%	10

Total expenses	161	12%	8%	143	480	12%	9%	426

Total Margin	$13	713%	643%	$(1)	$20	195%	185%	$(20)

Total Margin %	8%			-2%	4%			-5%
% Revenues by Geography:
Americas	54%			56%	55%			58%
EMEA	33%			31%	32%			30%
Asia Pacific	13%			13%	13%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  On Demand revenue growth was positively affected by foreign currency rate fluctuations of 6 percentage points in the third quarter of fiscal 2008. On Demand revenues increased due to an increase in each service category’s subscription base as more customers engaged us to provide additional technology outsourcing solutions. On a constant currency basis, Oracle On Demand, Advanced Customer Services, and CRM On Demand contributed 51%, 33% and 16%, respectively, to the growth in On Demand revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 32% and Asia Pacific contributed 12% to the increase in On Demand revenues.

Excluding the effect of currency rate fluctuations, On Demand expenses increased due to higher salaries, bonus and benefits related expenditures associated with increased headcount, and higher technology infrastructure related costs to support the expansion of our customer base. These expense increases were partially offset by a shift of certain U.S. based costs to global support centers in lower cost countries. Total On Demand margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a relatively consistent level with the third quarter of fiscal 2007 and the favorable impact of currency effects during the period. Our Advanced Customer Services and CRM On Demand margin percentages remained relatively constant with the third quarter of fiscal 2007.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  On Demand revenue growth was positively affected by foreign currency rate fluctuations of 5 percentage points in the first nine months of fiscal 2008. Excluding the effect of currency rate fluctuations, Oracle On Demand, Advanced Customer Services and CRM On Demand contributed 42%, 41% and 17%, respectively, to the growth in On Demand revenues for similar reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 47% to the growth in On Demand revenues, EMEA contributed 34% and Asia Pacific contributed 19%. On Demand expenses and margin as a percentage of revenues also generally increased due to the same reasons as noted above.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware as well as applications software. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Education Revenues:
Americas	$39	13%	10%	$35	$133	13%	11%	$117
EMEA	36	17%	6%	31	115	25%	14%	92
Asia Pacific	17	24%	14%	14	55	24%	16%	44

Total revenues	92	16%	9%	80	303	19%	13%	253
Expenses:
Cost of services(1)	77	15%	8%	67	238	19%	12%	200
Stock-based compensation	—	*	*	—	1	-12%	-12%	2

Total expenses	77	15%	8%	67	239	18%	12%	202

Total Margin	$15	25%	14%	$13	$64	22%	17%	$51

Total Margin %	16%			16%	21%			20%
% Revenues by Geography:
Americas	42%			44%	44%			46%
EMEA	39%			39%	38%			36%
Asia Pacific	19%			17%	18%			18%

(1)	Excluding stock-based compensation

*	Not meaningful

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  Education revenue growth was positively affected by foreign currency rate fluctuations of 7 percentage points in the third quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, education revenues increased in the third quarter of fiscal 2008 due primarily to an increase in customer training on the use of our applications products, including recently acquired products. Excluding the effect of currency rate fluctuations, the Americas contributed 48%, EMEA contributed 25% and Asia Pacific contributed 27% to the overall increase in education revenues.

Excluding the effect of currency rate fluctuations, education expenses increased due to an increase in salaries attributable to raises, higher commissions resulting from higher revenues, and third party contractor and royalty fees associated with increased revenues. Education margin as a percentage of revenues remained constant.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  Excluding the effect of currency rate fluctuations, the growth rates for both education revenues and expenses were due generally to the same reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 38% to the growth in education revenues, EMEA contributed 40% and Asia Pacific contributed 22%. Education margin increased slightly as revenue growth exceeded expense growth.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Research and development(1)	$651	18%	15%	$549	$1,923	26%	22%	$1,533
Stock-based compensation	31	51%	51%	21	84	32%	32%	63
Amortization of intangible assets(2)	—	-100%	-100%	2	—	-100%	-100%	8

Total expenses	$682	20%	17%	$572	$2,007	26%	23%	$1,604

% of Total Revenues	13%			13%	13%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, research and development expenses increased during our fiscal 2008 periods presented above due to higher employee expenses associated with higher headcount levels including higher stock-based compensation expenses. Research and development headcount increased by approximately 2,800 employees in comparison to the third quarter of fiscal 2007. The increase in headcount was the combined result of our recent acquisitions and our hiring of additional resources to develop new functionality for our existing products.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

General and administrative(1)	$190	16%	11%	$163	$553	18%	13%	$467
Stock-based compensation	16	34%	34%	12	55	52%	52%	36

Total expenses	$206	18%	12%	$175	$608	21%	16%	$503

% of Total Revenues	4%			4%	4%			4%

(1)	Excluding stock-based compensation

Excluding the effect of currency rate fluctuations, general and administrative expenses increased during our fiscal 2008 periods presented above as a result of higher personnel related costs associated with increased headcount to support our expanding operations and increased stock-based compensation expenses.

Amortization of Intangible Assets Expenses:

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Software support agreements and related relationships	$98	21%	21%	$81	$292	25%	25%	$233
Developed technology	126	38%	38%	91	370	50%	50%	247
Core technology	43	30%	29%	33	129	36%	36%	95
Customer contracts	17	55%	55%	11	52	73%	73%	30
Trademarks	8	33%	33%	6	24	28%	28%	18

Total amortization of intangible assets	$292	32%	31%	$222	$867	39%	39%	$623

Amortization of intangible assets increased in the third quarter and first nine months of fiscal 2008 due to the amortization of acquired intangibles from Agile, Hyperion, and other acquisitions that we consummated since the third quarter of fiscal 2007. See Note 7 to our condensed consolidated financial statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

Acquisition Related and Other Expenses:  Acquisition related and other expenses primarily consist of in-process research and development expenses, integration related professional services, stock compensation expenses, personnel-related costs for transitional employees, certain business combination contingency adjustments after the purchase price allocation period has ended, and certain other expenses (income), net. Stock-based compensation included in acquisition related and other expenses relates to unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the original terms of those options.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

In-process research and development	$—	-100%	-100%	$45	$7	-93%	-93%	$95
Transitional employee related costs	6	-17%	-15%	7	27	58%	54%	17
Stock-based compensation	3	*	*	—	39	3,800%	3,800%	1
Professional fees	3	97%	93%	1	7	75%	72%	4
Business combination contingency adjustments	5	*	*	—	5	110%	110%	(52)
Gain on sale of property and other, net	(57)	*	*	—	(57)	*	*	—

Total acquisition related and other expenses	$(40)	-176%	-178%	$53	$28	-57%	-60%	$65

*	Not meaningful

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  Acquisition related and other expenses decreased during the third quarter of fiscal 2008 due to lower in-process research and development expenses and a $57 million gain that was recognized on a property sale in December 2007 (see Note 5 to our condensed consolidated financial statements for additional information).

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  For the first nine months of fiscal 2008, acquisition related and other expenses decreased in comparison to the corresponding period in the prior year due to the reasons noted above, partially offset by an increase in transitional employee costs and higher stock-based compensation expenses. In addition, results for the nine months ended February 28, 2007 included a $52 million benefit relating to the settlement of a lawsuit filed against PeopleSoft on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft, and represented a pre-acquisition contingency that we identified and assumed in connection with our acquisition of PeopleSoft. We settled this lawsuit in October 2006, which was after the purchase price allocation period, for approximately $98 million. Accordingly, we included the difference between the amount accrued as of the end of the purchase price allocation period and the settlement amount as a benefit in our consolidated statements of operations for the nine months ended February 28, 2007.

Restructuring Expenses:  Restructuring expenses consist of Oracle employee severance costs and may also include Oracle duplicate facilities closures and other exit costs that were initiated to improve our cost structure, primarily as a result of our acquisitions.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Restructuring expenses	$8	134%	125%	$3	$14	-41%	-44%	$23

During the second quarter of fiscal 2008, our management with the appropriate level of authority approved, committed to, and initiated the Oracle Fiscal 2008 Restructuring Plan (2008 Plan) as a result of certain management and operational changes that are intended to improve efficiencies in our Oracle-based operations. The total estimated costs associated with the 2008 Plan are approximately $64 million and are primarily related to employee severance. The majority of these estimated costs are expected to be incurred over the course of calendar 2008. Our estimated costs are preliminary and may be subject to change in future periods. We incurred restructuring expenses of $8 million and $14 million during the third quarter and first nine months of fiscal 2008, respectively, pursuant to the 2008 Plan (see Note 10 to our condensed consolidated financial statements for additional information). Restructuring expenses in the third quarter and first nine months of fiscal 2007 relate to Oracle employee severance and facility closures that were recorded in those periods and were a part of a restructuring plan initiated in the third quarter of fiscal 2006.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Interest expense	$82	0%	0%	$82	$265	7%	7%	$248

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  Interest expense remained constant in the third quarter of fiscal 2008 due to a decrease in our weighted average cost of borrowings resulting from certain refinancings of our long-term, floating rate senior notes in the fourth quarter of fiscal 2007. These decreases in our cost of borrowings offset our $500 million of additional long-term senior notes that were outstanding during the third quarter of fiscal 2008.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  Interest expense increased in the first nine months of fiscal 2008 as result of higher average borrowings resulting from our issuances of short-term commercial paper in our fourth quarter of fiscal 2007 (these commercial paper issuances were repaid during our first quarter of fiscal 2008) and the aforementioned $500 million increase in senior notes outstanding. These increases were partially offset by the aforementioned reduction in our weighted average cost of borrowings.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, the minority owners’ share in the net profits of i-flex and Oracle Japan, and other income including gains (losses) related to our marketable securities and other investments.

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Interest income	$89	33%	27%	$67	$253	12%	8%	$225
Foreign currency gains	20	-7%	0%	22	47	24%	30%	38
Minority interests	(17)	-15%	-18%	(20)	(45)	-13%	-16%	(52)
Other	(8)	-132%	-133%	25	29	-56%	-57%	66

Total non-operating income, net	$84	-11%	-13%	$94	$284	2%	0%	$277

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007:  Non-operating income, net decreased in the third quarter of fiscal 2008 due to certain net investment losses and other expenses incurred in comparison to net gains recorded in the prior year period, partially offset by an increase in interest income resulting from higher cash and marketable securities balances during the third quarter of fiscal 2008.

First Nine Months Fiscal 2008 Compared to First Nine Months Fiscal 2007:  Non-operating income, net increased in the first nine months of fiscal 2008 due to an increase in interest income from higher cash and marketable securities balances during the first nine months of fiscal 2008, partially offset by a reduction in net investment gains and other income.

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

	Three Months Ended				Nine Months Ended
	February 29,	Percent Change		February 28,	February 29,	Percent Change		February 28,
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Provision for income taxes	$537	44%	40%	$373	$1,409	34%	31%	$1,052

Effective tax rate	28.6%			26.5%	28.8%			28.3%

Provision for income taxes increased in the fiscal 2008 periods presented due to higher earnings before taxes and a higher effective tax rate.

Liquidity and Capital Resources

	February 29,		May 31,
(Dollars in millions)	2008	Change	2007

Working capital	$8,901	155%	$3,496
Cash, cash equivalents and marketable securities	$10,506	50%	$7,020

Working capital:  The increase in working capital in the first nine months of fiscal 2008 was primarily due to an increase in our cash, cash equivalents and marketable securities balances resulting from additional cash generated from our operations and our adoption of FIN 48 (see Note 9 to our condensed consolidated financial statements for additional information), which resulted in a significant reclassification of certain short-term tax liabilities to long-term. The increase in working capital was partially offset by cash used during the first nine months of fiscal 2008 to repurchase our common stock and to pay for our acquisitions.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper, corporate notes, U.S. government agency and government sponsored enterprise obligations, and time deposits held at major banks. Cash, cash equivalents and marketable securities include $8.0 billion held by our foreign subsidiaries as of February 29, 2008. The increase in cash, cash equivalents and marketable securities at February 29, 2008 is due to an increase in our operating cash flows resulting primarily from an increase in net income and from the collection of our trade receivables generated by our higher sales volumes, partially offset by cash used during the first nine months of fiscal 2008 for repayment of commercial paper (issued in the fourth quarter of fiscal 2007), to repurchase our common stock and to pay for our acquisitions.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 54 days at February 29, 2008 compared with 62 days at May 31, 2007. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenues acquired to fair value. The decline in days sales outstanding is primarily due to improved collections in the first nine months of fiscal 2008.

	Nine Months Ended
	February 29,		February 28,
(Dollars in millions)	2008	Change	2007

Cash provided by operating activities	$5,107	55%	$3,305
Cash used for investing activities	$(1,839)	-27%	$(2,504)
Cash used for financing activities	$(1,481)	-35%	$(2,266)

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support are generally received near the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.

Net cash provided by operating activities increased in the first nine months of fiscal 2008 primarily due to higher earnings and the collection of trade receivables generated by our higher sales volumes.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of marketable securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities decreased in the first nine months of fiscal 2008 due to less cash used for our fiscal 2008 acquisitions in comparison to fiscal 2007 and an increase in cash flows from property sales, partially offset by an increase in cash used to purchase marketable securities (net of proceeds received from maturities).

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchases and stock option exercise activity.

Net cash used for financing activities decreased in the first nine months of fiscal 2008 primarily due to decreased spending on stock repurchases, additional proceeds from employee stock option exercises and excess tax benefits realized from stock-based compensation arrangements, partially offset by the repayment of short-term commercial paper that we issued in the fourth quarter of fiscal 2007.

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

	Trailing 4-Quarters Ended
	February 29,		February 28,
(Dollars in millions)	2008	Change	2007

Cash provided by operating activities	$7,322	47%	$4,984
Capital expenditures(1)	(331)	28%	(258)

Free cash flow	$6,991	48%	$4,726

Net income	$5,088		$3,970

Free cash flow as a percent of net income	137%		119%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software and services through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first nine months of fiscal 2008 and 2007, $468 million and $402 million, respectively, or approximately 11% and 12%, respectively, of our new software license revenues were financed through our financing division.

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

The following is a summary of our contractual obligations as of February 29, 2008:

	Year Ending May 31,
(Dollars in millions)	Total	2008	2009	2010	2011	2012	2013	Thereafter

Principal payments on notes payable(1)	$6,250	$—	$1,000	$1,000	$2,250	$—	$—	$2,000
Capital leases(2)	2	2	—	—	—	—	—	—
Interest payments on notes payable(1)	1,345	23	312	266	219	105	105	315
Operating leases(3)	1,479	92	340	319	220	151	98	259
Purchase obligations(4)	361	103	234	5	4	3	3	9
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$9,440	$223	$1,886	$1,590	$2,693	$259	$206	$2,583

(1)	Notes payable consist of the following as of February 29, 2008 (dollars in millions):

Principal Balance

Floating rate senior notes due May 2009 (effective interest rate of 3.09%)	$1,000
Floating rate senior notes due May 2010 (effective interest rate of 3.13%)	1,000
5.00% senior notes due January 2011, net of discount of $5	2,245
5.25% senior notes due January 2016, net of discount of $9	1,991

Total borrowings	$6,236

In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively. Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of February 29, 2008 for variable rate borrowings after consideration of the aforementioned interest rate swap agreements.

(2)	Represents remaining payments under capital leases of computer equipment assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $322 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our condensed consolidated balance sheet at February 29, 2008.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and that specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payments.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments which are payable upon demand.

On January 16, 2008, we agreed to acquire BEA Systems, Inc. a provider of enterprise infrastructure software, via an agreement and plan of merger (Merger Agreement) whereby our wholly owned subsidiary will merge with and into BEA and BEA will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of BEA common stock will be converted into the right to receive $19.375 in cash. In addition, options to acquire BEA common stock, BEA restricted stock unit awards, BEA restricted stock awards and other equity based awards denominated in shares of BEA common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards, restricted stock awards or other equity based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of BEA is approximately $8.6 billion. The Merger Agreement contains certain termination rights for both BEA and Oracle and further provides that, upon termination of the Merger Agreement under certain circumstances, (i) BEA may be obligated to pay Oracle a termination fee of $250 million and (ii) Oracle may be obligated to pay to BEA a termination fee of $500 million. We expect that the BEA acquisition will close in our fourth quarter of fiscal 2008, subject to BEA stockholder approval, regulatory clearance by the European Commission and other closing conditions. On March 26, 2008, BEA and Oracle submitted a pre-merger notification filing to the European Commission; the European Commission has set a provisional deadline of April 30, 2008 for determining whether further review of the proposed merger will be required. In addition, BEA has scheduled a meeting of its stockholders on April 4, 2008 to vote upon the proposed merger. We intend to finance this proposed acquisition through a combination of our internally available cash, our cash generated from operations, our existing available debt capacity, additional borrowings or the issuance of additional securities.

On June 1, 2007, we adopted FIN 48 and reclassified $1.3 billion of gross unrecognized tax benefits to non-current income taxes payable in our consolidated balance sheet. As of February 29, 2008, we cannot make a reasonably reliable estimate of the period in which these liabilities will be settled with the respective tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled during the remainder of fiscal 2008 (see Note 9 of Notes to Condensed Consolidated Financial Statements for additional information).

We believe that our current cash and cash equivalents, marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund our acquisitions, including the proposed BEA acquisition, and repurchase common stock with our internally available cash and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Financing Activities

Commercial Paper Program

In March 2008, we increased our commercial paper program to $5.0 billion from $3.0 billion (the CP Program). The dealer agreements with each of Banc of America Securities LLC, JP Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Money Markets Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated and the Issuing and Paying Agency Agreement with JPMorgan Chase Bank, National Association, remain in effect and were not changed. Under the CP Program, we may issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws. We did not issue any Commercial Paper Notes during the three and nine months ended February 29, 2008 and February 28, 2007, respectively, and did not have any Commercial Paper Notes outstanding as of February 29, 2008.

364-Day Revolving Credit Agreement

As of February 29, 2008, we had a $3.0 billion, 5-Year revolving credit facility that expires in March 2011 with Wachovia Bank, National Association (Wachovia); Bank of America, N.A. and certain other lenders. No debt was outstanding pursuant to this facility as of February 29, 2008 or May 31, 2007. This facility can be used to backstop any Commercial Paper Notes that we may issue and for working capital and other general corporate purposes.

In March 2008, we entered into a $2.0 billion, 364-Day Revolving Credit Agreement with Wachovia, Bank of America, N.A. and certain other lenders (2008 Credit Agreement). The 2008 Credit Agreement provides for an unsecured revolving credit facility, which can also be used to backstop any Commercial Paper Notes that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the 2008 Credit Agreement, we may borrow, prepay and re-borrow amounts under the facility at any time during the term of the 2008 Credit Agreement. Any amounts drawn pursuant to the 2008 Credit Agreement are due on March 17, 2009. Interest is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate. We may, upon the agreement of either then existing lenders or of additional banks not currently party to the 2008 Credit Agreement, extend the termination date of the facility by an additional 364 days. The facility may be extended in this manner up to two times in succession.

The 2008 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable and the commitments may be terminated.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2004 has been less than 2.0% and has a weighted average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the weighted average of new option grants for the year, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price. At February 29, 2008, 29% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to repay indebtedness or for other purposes. At February 29, 2008, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.2%.

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

Options granted from June 1, 2004 through February 29, 2008 are summarized as follows (shares in millions):

Options outstanding at May 31, 2004	440
Options granted	229
Options assumed	206
Options exercised	(377)
Forfeitures and cancellations	(129)

Options outstanding at February 29, 2008	369

Weighted average annualized options granted, net of forfeitures	78
Weighted average annualized stock repurchases	152
Shares outstanding at February 29, 2008	5,149
Weighted average shares outstanding from June 1, 2004 through February 29, 2008	5,147
Options outstanding as a percent of shares outstanding at February 29, 2008	7.2%
In the money options outstanding (based on our February 29, 2008 stock price) as a percent of shares outstanding at February 29, 2008	5.1%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2004 through February 29, 2008	1.5%
Weighted average annualized options granted, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2004 through February 29, 2008	-1.4%

Our Compensation Committee approves the annual organization-wide option grants to selected employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal year end earnings report. During the first nine months of fiscal 2008, we made our annual grant of options on July 5, 2007, and made or assumed other grants to purchase approximately 60 million shares, which were partially offset by forfeitures of 12 million shares.

Recent Accounting Pronouncements

Derivative Instruments and Hedging Activities Disclosures:  In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. Statement 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of Statement 161 on our consolidated financial statements.

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements.

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 160 on our consolidated financial statements.

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. We are currently evaluating the impact of the pending adoption of Statement 157 on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. We are currently evaluating the impact of the potential adoption of Statement 159 on our consolidated financial statements.

Accounting for Advanced Payments for Future Research and Development:  In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 will not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  We generally purchase marketable security investments with relatively short maturities (see description of our marketable securities held in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations presented above). Therefore, interest rate movements generally do not materially affect the valuation of our marketable security investments. Changes in the overall level of interest rates affect the interest income that is generated from our investments. For the nine months ended February 29, 2008, total interest income was $253 million with investments yielding an average of 3.95% on a worldwide basis. This interest rate level was down by 4 basis points from 3.99% for the nine months ended February 28, 2007. If overall interest rates fell by 100 basis points from our average of 3.95% during the nine months ended February 29, 2008, our annual interest income would decline by approximately $83 million, assuming consistent investment levels. The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at February 29, 2008. The cash, cash equivalent and marketable securities balances are recorded at their fair values at February 29, 2008:

	Fair Value of
	Available-for-Sale	Weighted Average
(Dollars in millions)	Securities	Interest Rate

Cash and cash equivalents	$8,409	3.50%
Marketable securities	2,097	3.19%

Total cash, cash equivalents and marketable securities	$10,506	3.44%

The following table includes the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

U.S. Dollar
Equivalent at
(in millions)	February 29, 2008

Euro	$1,921
Japanese Yen	717
British Pound	591
Chinese Renminbi	399
Indian Rupee	318
Australian Dollar	296
Canadian Dollar	257
Other currencies	1,597

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$6,096

Our borrowings as of February 29, 2008 were $6.2 billion, consisting of $4.2 billion of fixed rate borrowings and $2.0 billion of variable rate borrowings. Our variable rate borrowings were as follows at February 29, 2008:

(Dollars in millions)	Borrowings	Effective Interest Rate

Floating rate senior notes due May 2009(1)	$1,000	3.09%
Floating rate senior notes due May 2010(1)	1,000	3.13%

Total borrowings subject to variable interest rate fluctuations	$2,000

(1)	The 2009 and 2010 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.02% per year and 0.06% per year, respectively. In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively. The critical terms of the interest rate swap agreements and the senior notes that the swap agreements pertain to match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The fair values of the aforementioned interest rate swaps totaled an unrealized loss of $43 million, net of tax effects, at February 29, 2008. We are accounting for these swaps as hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and

Hedging Activities. The losses are included in accumulated other comprehensive income and the corresponding fair value payable is included in other long-term liabilities in our condensed consolidated balance sheet.

Foreign Currency Transaction Risk.  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts (excluding our Yen equity hedge described below) are marked to market at the end of the period with unrealized gains and losses resulting from fair value changes included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in non-operating income, net in the accompanying condensed consolidated statements of operations were $27 million and $17 million for the nine months ended February 29, 2008 and February 28, 2007, respectively. The unrealized gains of our outstanding foreign currency forward contracts were $10 million at February 29, 2008 and $5 million at May 31, 2007.

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

Net gains (losses) on investment hedges reported in stockholders’ equity, net of tax effects, were $(49) million and $25 million for the nine months ended February 29, 2008 and February 28, 2007, respectively. Net gains on investment hedges reported in non-operating income, net were $20 million and $21 million for the nine months ended February 29, 2008 and February 28, 2007, respectively.

At February 29, 2008, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of Oracle Japan, our majority owned subsidiary. The fair value of our Yen investment hedge was nominal as of February 29, 2008 and May 31, 2007. As of February 29, 2008, the Yen investment hedge has a notional amount of $625 million and an exchange rate of 105.54 Yen for each U.S. Dollar.

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

The information set forth in Note 17 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of February 29, 2008, $2.7 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 73.0 million shares for $1.5 billion during the nine months ended February 29, 2008 (including 1.3 million shares for $26 million that were repurchased but not settled) and 179.0 million shares for $3.0 billion during the nine months ended February 28, 2007 (including 3.0 million shares for $51 million that were repurchased but not settled) under the applicable repurchase programs authorized.

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

The following table summarizes the stock repurchase activity for the three months ended February 29, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Per Share	Announced Program	Under the Program

December 1, 2007—December 31, 2007	7.3	$21.59	7.3	$3,052.1
January 1, 2008—January 31, 2008	8.0	$21.19	8.0	$2,881.8
February 1, 2008—February 29, 2008	8.9	$19.36	8.9	$2,709.5

Total	24.2	$20.64	24.2

Item 5.	Other Information

On March 31, 2008, our stockholder rights plan expired by its terms.

Item 6.	Exhibits

Exhibit
Number		Exhibit Title

2	.03(1)	Agreement and Plan of Merger, dated as of January 16, 2008, among BEA Systems, Inc., Oracle Corporation and Bronco Acquisition Corporation
2	.04(1)	Voting Agreement, dated as of January 16, 2008, by and between Alfred S. Chuang, as stockholder, and Oracle Corporation, a Delaware corporation
2	.05(1)	Voting Agreement, dated as of January 16, 2008, among Oracle Corporation and the individuals listed on the signature page thereto
10	.29(2)	$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 18, 2008, among Oracle Corporation and the lenders and agents named therein
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the Form 8-K filed on January 18, 2008

(2)	Incorporated by reference to the Form 8-K filed on March 21, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: April 1, 2008	By:	/s/ Safra A. Catz Safra A. Catz
President, Chief Financial Officer and Director

Date: April 1, 2008	By:	/s/ William Corey West William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer