Form 10-K
period 2008-05-31
ORACLE CORP
filed 2008-07-02
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $80,698,061,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2008, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on November 30, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 27, 2008: 5,155,842,000

Documents Incorporated by Reference:

Part III—Portions of the registrant’s definitive proxy statement to be issued in conjunction with registrant’s annual stockholders’ meeting to be held on October 10, 2008.

ORACLE CORPORATION

FISCAL YEAR 2008
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2009 fiscal year, which runs from June 1, 2008 to May 31, 2009.

PART I

Item 1.	Business

General

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations.

Our goal is to offer customers scalable, reliable, secure and integrated software solutions that improve transactional efficiencies, adapt to an organization’s unique needs and allow better ways to access and manage information at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

We believe our internal or organic growth and continued innovation with respect to our core database, middleware and applications technologies provide the foundation for our long-term strategic plan. In fiscal 2008, we invested $2.7 billion on research and development to enhance our existing portfolio of products and services and to develop new products, features and services.

An active acquisition program is another important element of our corporate strategy. Over the last four fiscal years, we have invested billions of dollars, including $9.4 billion in fiscal 2008, to acquire a number of complementary companies, products, services and technologies such as BEA Systems, Inc. in fiscal 2008, Hyperion Solutions Corporation in fiscal 2007, Siebel Systems, Inc. in fiscal 2006 and PeopleSoft, Inc. in fiscal 2005. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Software and Services

We are organized into two businesses, software and services, which are further divided into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education. Our software and services businesses represented 80% and 20% of our total revenues, respectively, in both fiscal 2008 and 2006, and 79% and 21% of our total revenues, respectively, in fiscal 2007. See Note 13 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Software Business

New Software Licenses

New software licenses include the licensing of database and middleware software, which consists of Oracle Databases and Oracle Fusion Middleware, as well as applications software. Our technology and business solutions are based on an internet model comprised of interconnected databases, application servers, as well as mobile devices. This architecture enables users to access business data and applications through a web browser interface, while providing customers the most efficient and cost effective method of managing business information and applications.

In an internet model, database servers manage and protect the underlying business information, while application servers run the business applications that automate a myriad of business functions. We have focused on concepts such as global single instance application deployment that involve fewer, high quality databases of important business information. Our architecture provides high quality business information and can be adapted to the specific needs of any industry or application. Oracle technology operates on both single server and clustered server configurations, which we refer to as “grid” software, and supports a choice of operating systems including Linux, Windows and UNIX.

New software license revenues include fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products provides for an initial fee to use the product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements restricted by the number of employees or the license term. New software license revenues represented 34%, 33% and 34% of total revenues in fiscal 2008, 2007 and 2006, respectively.

Database and Middleware Software

Our database and middleware software provides a cost-effective, high-performance platform for running and managing business applications for mid-size businesses and large global enterprises. With an increasing focus by enterprises on reducing their total cost of information technology (IT) infrastructure, our software is designed to accommodate demanding, non-stop business environments, using clusters of low cost servers and storage that can incrementally scale as required. The ability to assign computing resources as required simplifies our customers’ computing capacity, planning and procurement in order to support all of their business applications. With an Oracle grid infrastructure, our customers can lower their investment in IT hardware, reduce their risk of IT infrastructure downtime and more easily cope with sudden increases in demand on their IT environments during high traffic periods. New software license revenues from database and middleware products represented 68%, 71% and 73% of our new software license revenues in fiscal 2008, 2007 and 2006, respectively.

Databases

As the world’s most popular database, Oracle Database enables the secure storage, retrieval and manipulation of all forms of data, including business application and analytics data, and unstructured data in the form of XML files, office documents, images, video and spatial data. Designed for enterprise grid computing, the Oracle Database is available in four editions: Express Edition, Standard Edition One, Standard Edition and Enterprise Edition. All editions are built using the same underlying code, which means that our database software can easily scale from small, single processor servers to clusters of multi-processor servers.

Options to Oracle Database Enterprise Edition are available to meet specific requirements in the areas of performance and scalability, high availability, data security and compliance, data warehousing, unstructured data integration and systems management. Examples of these options include:

•	Oracle Real Application Clusters, which consolidates a single, scalable and fault tolerant database that is shared across interconnected clusters of servers;

•	Oracle Partitioning, which breaks down large transaction processing and business intelligence database tables into smaller segments for faster query performance and easier management of data throughout its lifecycle;

•	Oracle Warehouse Builder Enterprise and Data Quality Options, which help customers design, build and populate data warehouses with reliable, quality information from a variety of legacy repositories; and

•	Oracle In-Memory Database Cache, a new option that improves application performance by caching or storing performance critical parts of Oracle Database in the main memory of the application tier.

In addition to the four editions of Oracle Database, Oracle also offers a selection of specialized databases:

•	Oracle TimesTen In-Memory Database, which is a memory-optimized relational database that delivers low latency and high throughput for applications requiring real-time performance;

•	Oracle Berkeley DB, which is a family of open source, embeddable, non-relational databases that allows developers to incorporate a fast, scalable and reliable database engine within their applications; and

•	Oracle Database Lite, which is a comprehensive solution for developing, deploying and managing applications for mobile and embedded environments. It consists of a small footprint relational database that runs on many devices and platforms, a mobile server that synchronizes data between the mobile devices and Oracle Database, and mobile application development tools.

We also offer products that are complementary to our database product offerings, including Oracle Enterprise Manager and Oracle Audit Vault.

Enterprise Manager

Oracle Enterprise Manager is designed to deliver top-down applications and software infrastructure management. Our customers use Oracle Enterprise Manager to monitor and manage their applications and underlying software infrastructure, including both Oracle and non-Oracle infrastructure products. Oracle Enterprise Manager can be used to manage packaged applications, such as Siebel, PeopleSoft, Oracle E-Business Suite or custom applications including Service-Oriented Architecture applications. In addition to managing Oracle software infrastructure products including the Oracle Database and Oracle Fusion Middleware, Oracle Enterprise Manager also supports our recently acquired BEA Web Logic Server middleware product and other third-party infrastructure products.

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

Audit Vault

Oracle Audit Vault reduces the cost and complexity of compliance reporting and of detection of unauthorized activities by automating the collection and consolidation of enterprise audit data. Oracle Database provides one of the most advanced auditing capabilities of any database management system. With Audit Vault, security and database administrators can manage audit policies across their enterprise and automatically collect audit data into a centralized, tamper resistant repository. This secure repository is built on Oracle’s scalable architecture to allow retention and aggregation of terabytes of audit data for analysis and reporting. Audit Vault analyzes audit data in real-time based upon enterprise defined policies, issues alerts for unauthorized activities, and provides built-in reports for demonstrating the IT controls required to comply with internal control assessments, including provisions of the U.S. Sarbanes-Oxley Act and other data privacy and protection regulations.

Middleware

Oracle Fusion Middleware is a broad product family that forms a reliable and scalable foundation on which customers can build, deploy and integrate business applications and automate their business processes. Oracle Fusion Middleware includes:

•	Oracle Application Server;

•	Oracle Business Intelligence Suite;

•	Oracle Identity and Access Management Suite;

•	Oracle Enterprise Content Management Suite;

•	Oracle WebCenter;

•	Oracle JDeveloper and Oracle Service-Oriented Architecture Suite; and

•	Oracle Data Integration Suite.

Oracle Fusion Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications products through its “hot-pluggable” architecture (which enables customers to easily install and use Oracle Fusion Middleware products within their existing IT environments) and adherence to industry standards such as J2EE and Business Process Execution Language (BPEL).

By using Oracle Fusion Middleware, our customers increase their capacity to adapt to business changes rapidly, reduce their risks related to security and compliance, increase user productivity and drive better business decisions. Specifically, Oracle Fusion Middleware enables customers to easily integrate heterogeneous business applications, automate business processes, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence, while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware supports multiple development languages and tools, which allows developers to build and deploy web services, web sites, portals and web-based applications. Oracle’s Fusion Middleware is used to support Oracle applications, as well as other enterprise applications and independent software vendors that build their own custom applications.

On April 29, 2008, we acquired BEA, a leading provider of enterprise application and service infrastructure software solutions. Our acquisition of BEA further strengthened our leading technology in certain product areas within Oracle Fusion Middleware such as Java application server (WebLogic Server), transaction processing (Tuxedo), portal and Enterprise 2.0 capabilities, Service-Oriented Architecture, IT governance and business process management. Our acquisition of BEA also increased the number of Java developers building applications for our middleware products. Additionally, BEA’s business is complementary to other product areas within Oracle Fusion Middleware such as identity management, business intelligence and enterprise content management.

Application Server

The foundation of Oracle Fusion Middleware is Oracle Application Server. Designed for grid computing, Oracle Application Server incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. Oracle Application Server also provides a complete integration platform that is designed to simplify and accelerate business, application and data integration projects. Our recent acquisition of BEA enables us to provide our customers with additional open-standards Java-based application infrastructure products such as WebLogic Server and scalable messaging and transaction processing platform products such as Tuxedo.

Business Intelligence

Oracle Business Intelligence (BI) provides visibility into how customers’ businesses are performing and helps them plan and model to improve that performance. BI is a portfolio of technology and applications that provides an integrated end-to-end system called Enterprise Performance Management (EPM) that unites our BI foundation and data warehousing products with our BI and EPM applications (described further below) to offer our customers an enterprise-wide business intelligence platform.

Our BI foundation products include Oracle BI Suite Enterprise Edition Plus, Oracle BI Standard Edition One, Hyperion Essbase and Oracle BI Publisher. Our BI foundation products deliver customers a comprehensive set of business intelligence tools, including interactive dashboards, ad hoc query and analysis, proactive detection and alerts, advanced reporting and publishing, real-time predictive intelligence, mobile analytics and desktop gadgets.

Our data warehousing products enable the extraction, transformation and loading of quality data in order for that data to be accurately searched and analyzed.

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

Enterprise Content Management Suite

Unstructured information, which is data that is not easily readable or has not been stored so that it can be used efficiently, makes up a large portion of all the information residing in most businesses and public sector entities. Oracle Enterprise Content Management Suite provides a comprehensive set of capabilities to create, capture, publish, share and collaborate on, archive, retain, manage business process flows and manage information access rights to documents and other unstructured content file types. Oracle Enterprise Content Management Suite supports an extensive set of document and image formats. Our Web Content Management product’s capabilities also enable customers to use external facing websites as strategic marketing assets and rapid communications channels.

WebCenter

Oracle WebCenter enables personalized, task-oriented web applications and portal sites to be rapidly developed and deployed, all with single sign-on access and security. Our customers can assemble portal sites using page regions or portlets, which are reusable interface components that provide access to web-based resources such as applications, business intelligence reports, syndicated content feeds and outsourced software services. Oracle WebCenter also includes integrated Enterprise 2.0 capabilities, which enable customers to work together in teams via the internet and capitalize on “collective intelligence” within their enterprise and with their partners and customers.

JDeveloper

Oracle JDeveloper is an integrated software development environment designed to facilitate rapid development of Java applications, portlets, web services, process models and Rich Internet Applications (RIA) such as Flash and AJAX, among others. Oracle JDeveloper provides a comprehensive Java development environment for modeling, building, debugging and testing enterprise-class J2EE applications and web services. It is also integrated with the Oracle Application Development Framework, which provides a framework for building applications, including a set of components that enable developers to build RIA based on Java user interface standards and deploy the applications to take advantage of modern RIA technologies.

Service-Oriented Architecture Suite

Service-Oriented Architecture (SOA) is an information technology strategy which allows users to interface with Internet-based portals and composite applications, which in turn interface with several enterprise applications. Oracle SOA Suite is a complete set of service infrastructure components for creating, deploying, and managing SOAs, including Oracle JDeveloper, Oracle BPEL Process Manager, Oracle Web Services Manager, Oracle Business Rules, Oracle Business Activity Monitoring, and Oracle Enterprise Service Bus. Oracle SOA Suite enables services to be created, managed and orchestrated into composite applications and reconfigurable business processes, reducing development time and costs and increasing flexibility and response time. Oracle SOA Suite is “hot-pluggable”, enabling customers to easily extend and evolve their architectures instead of replacing existing investments.

Data Integration Suite

Through Oracle Data Integration Suite, we offer best-of-breed and unified data integration technologies that enable customers to build, deploy and manage enterprise business data. Our Data Integration foundation allows enterprise data architects to unify, manage, replicate, migrate and distribute data into enterprise applications and orchestrated business processes. With our open and “hot-pluggable” data integration components, organizations can continue to use and evolve their IT infrastructure instead of replacing it. The Data Integration Suite can extract data from one system and load it into another (such as a data warehouse) and then rapidly transform the data into a new format. It also includes technology to address data quality and data profiling.

Applications Software

Our applications software strategy is designed to provide customers with complete, integrated and open solutions for industry business process automation, supported by a robust, standards-based technology platform. Central to that strategy is our commitment to offer customers that purchase software license updates and product support contracts a choice as to when they wish to upgrade to the next generation of the products they own. Until our customers reach a decision to upgrade to the next generation of the products they own, we protect their investments in their applications by offering them the ability to purchase software license updates and product support contracts for their existing products. New technologies such as Oracle Fusion Middleware, Oracle Business Intelligence Suite, and Oracle WebCenter are designed to help customers extend the benefits of their IT investments in our applications, to reduce their investment risk, and to support their evolution to the next generation of enterprise software that best fits their needs.

Our applications software products combine business functionality with innovative technologies such as role-based analytics, secure search, identity management, self-service and workflow to deliver adaptive industry processes, business intelligence and insights, and optimal end-user productivity. Our applications software products enable efficient management of all core business functions, including:

•	Customer relationship management (CRM)

•	Enterprise performance management (EPM)

•	Enterprise resource planning (ERP)

•	Product lifecycle management (PLM), and

•	Industry-specific applications.

Our applications software products are offered as integrated suites or available on a component basis, and all are built on open architectures that are designed for flexible configuration and open, multi-vendor integration. Our applications are available in multiple languages, and support a broad range of location specific requirements, enabling companies to support both global and local business practices and legal requirements.

Oracle Application Integration Architecture provides an open, standards-based framework for creating adaptable, cross-application business processes. For customers looking to quickly deploy integrations between Oracle applications, Oracle Application Integration Architecture also offers packaged integrations, allowing for rapid implementation of mission-critical business applications.

Customer Relationship Management (CRM)

We offer a complete set of CRM applications that manage all of the business processes and associated systems that touch a customer, including:

•	Billing and delivery;

•	Sales solutions that provide a single repository for customer and supply chain information; and

•	Service solutions that increase customer satisfaction by providing visibility into customer billing and order information.

Enterprise Performance Management (EPM)

We offer a full spectrum of EPM applications that are open, industry-specific analytic applications with capabilities such as interactive dashboarding and embedded analytic functionality for delivering insight across the enterprise. Our business analytics solution is tailored to 20 industries, giving customers the ability to monitor, analyze and act upon business intelligence while providing end-to-end visibility into a customer’s operations and financial performance. With our acquisition of Hyperion in fiscal 2007, we added complementary products to our business intelligence offerings, including a leading open enterprise planning system, financial consolidation products, and a multi-source OLAP server. Our acquisition of Hyperion combined with our BI analytics, BI foundation and data warehousing products enable us to offer our customers an integrated, end-to-end EPM system that spans planning, consolidation, operational analytic applications, business intelligence tools, reporting and data integration, all on a unified business intelligence platform.

Enterprise Resource Planning (ERP)

Companies use our ERP applications to automate and integrate a variety of their key global business processes, including: manufacturing, order entry, accounts receivable and payable, general ledger, purchasing, warehousing, transportation and human resources. Our ERP applications combine business functionality with innovative technologies such as workflow and self-service applications in order to enable companies to lower the cost of their business operations by providing their customers, suppliers and employees with self-service internet access to both transaction processing and critical business information. Our ERP applications are available in multiple languages and currencies, enabling companies to support both global and local business practices and legal requirements.

Product Lifecycle Management (PLM)

With our acquisition of Agile Software Corporation in the first quarter of fiscal 2008, we added PLM software solutions. Our PLM solutions manage the product innovation and introduction process in a variety of industries, including high technology, life sciences, industrial manufacturing and consumer packaged goods. Our PLM solutions help customers make better product portfolio decisions, collaborate across design and supply chain partners, accelerate new product introduction and manage compliance.

Industry Applications

Our applications can be tailored to offer customers a variety of industry-specific solutions. As a part of our strategy, we strive to ensure that our applications portfolio addresses the major industry-influenced technology challenges of customers in key industries. With our acquisition of Siebel, we gained expertise in the vertical markets in which Siebel offered industry solutions. We have also expanded our offerings in a number of other key industries we view as strategic to our future growth:

•	Retail, with our acquisitions of Retek, Inc., ProfitLogic, Inc. and several other companies;

•	Banking and financial services, with our acquisition of i-flex solutions limited;

•	Communications, with our acquisitions of Portal Software, Inc. and MetaSolv, Inc.; and

•	Utilities, with our acquisition of Lodestar Corporation and SPL WorldGroup, Inc.

These acquired industry applications are in addition to industry applications we developed for health sciences, insurance, manufacturing, education, professional services and the public sector.

We are currently building Oracle Fusion Applications, which are being designed to unify best-of-business capabilities from all Oracle applications in a complete suite. We believe this suite of applications will deliver a superior ownership experience through improved usability, adaptive business process automation, built-in business intelligence and industry-specific capabilities.

New software license revenues from applications software represented 32%, 29% and 27% of new software license revenues in fiscal 2008, 2007 and 2006, respectively.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle technology and applications by offering lifetime support, product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content. Software license updates and product support are generally priced as a percentage of the new software license fees. Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually. We also offer Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system and, in fiscal 2008, we introduced support for Oracle VM server virtualization software.

Our software license updates and product support revenues represented 46% of total revenues in fiscal 2008, 2007 and 2006.

Services Business

Consulting

Oracle Consulting assists our customers in successfully deploying our applications and technology products. Our consulting services include business strategy and analysis; business process optimization; product implementation, enhancements, and upgrades; and ongoing managed services. These services help our customers achieve measurable business results, manage their total cost of ownership and reduce their deployment risk.

Oracle Consulting deploys professionals globally utilizing our blended delivery capabilities, including use of onsite consultants and personnel from our global delivery centers and applications solutions centers to leverage economies of scale for our customers. Consulting revenues represented 15%, 16% and 15% of total revenues in fiscal 2008, 2007 and 2006, respectively.

On Demand

On Demand includes Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for customers that deploy over the internet our database, middleware and applications software delivered either at our data center facilities, at select partner data centers or at customer facilities. CRM On Demand is a service offering that provides our customers with our CRM software functionality delivered via a hosted, web-based solution that we manage. Advanced Customer Services consists of solution support centers, business critical assistance, technical account management, expert services, configuration and performance analysis, personalized support and annual on-site technical services. On Demand revenues represented 3% of total revenues in fiscal 2008, 2007 and 2006.

Education

We provide training to customers, partners and employees as a part of our mission of accelerating the adoption of our technology around the world. We currently offer thousands of courses covering all of our product offerings. Our training is provided primarily through public and private instructor-led classroom events, but is also made available through a variety of online courses and self paced media training on CD-ROMs. In addition, we also offer a certification program certifying database administrators, developers and implementers. Oracle University also offers user adoption services designed to provide comprehensive training services to help customers get the most out of their investment in Oracle. Our acquisition of BEA further enhanced our educational offerings in middleware. Education revenues represented 2% of total revenues in fiscal 2008, 2007 and 2006.

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

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle PartnerNetwork. The Oracle PartnerNetwork is a global program that manages our business relationships with a large, broad-based network of companies, including independent software vendors, system integrators and resellers who deliver innovative solutions and services based upon our products. By offering our partners’ access to our premier products, educational information, technical services, marketing and sales support, the Oracle PartnerNetwork program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally.

International Markets

We sell our products and provide services globally. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our products. A summary of our domestic and international revenues and long-lived assets is set forth in Note 13 of Notes to Consolidated Financial Statements.

Seasonality and Cyclicality

Our quarterly results reflect distinct seasonality in the sale of our products and services, as our revenues are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. General economic conditions also have an impact on our business and financial results. The markets in which we sell our products and services have, at times, experienced weak economic conditions that have negatively affected our revenues. See “Selected Quarterly Financial Data” in Item 7 of this Annual Report for a more complete description of the seasonality and cyclicality of our revenues and expenses.

Customers

Our customer base consists of a significant number of businesses of many sizes and industries, government agencies, educational institutions and resellers. No single customer accounted for 10% or more of revenues in fiscal 2008, 2007 or 2006.

Competition

The enterprise software industry is highly fragmented, intensely competitive and evolving rapidly. We compete in various segments of this industry including, but not limited to:

•	database software;

•	middleware (including application server, business intelligence, application integration, content management, portal server and identity management);

•	collaboration;

•	development tools;

•	enterprise applications;

•	software as a service;

•	hosted and On Demand solutions;

•	operating systems;

•	virtualization software; and

•	consulting/systems integration.

Total cost of ownership, performance, scalability, functionality, ease of use, open standards-compliance, product reliability, Service-Oriented Architecture, security and quality of technical support are key competitive factors in each of the areas in which we compete. Our customers are also demanding less complexity and lower cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software, which has led increasingly to our product offerings (database, middleware and applications) being viewed as a “stack” of software designed to work together.

Our product sales (and the relative strength of our products versus our competitors’ products) are also affected by the broader “platform” competition between industry standard Java (J2EE) by Sun Microsystems, Inc. (Sun Microsystems) and Microsoft Corporation’s .NET programming environments and by operating system competition among Microsoft’s Windows Server, Unix (Sun Microsystem’s Solaris, Hewlett Packard Company’s (HP)-UX and International Business Machines Corporation’s (IBM)-AIX) and Linux. Open source alternatives to commercial software are also impacting the competitive environment. These products are typically offered free of charge and are readily available over the internet. Finally, software-as-a-service (SaaS) offerings continue to alter the competitive landscape.

The following lists of competitors are necessarily incomplete due to the nature of the enterprise software industry. The competitive landscape is constantly evolving as firms emerge, expand, are acquired and otherwise change.

In the sale of database software, scalability, reliability, availability and security are key competitive differentiators for us. Our competitors include IBM, Microsoft, Sybase, Inc., NCR Corporation’s Teradata division, SAS Institute, Inc., Informatica Corporation, and the open source databases such as MySQL (recently acquired by Sun Microsystems) and PostgreSQL, among others. Our ability to continually innovate and differentiate our database product offerings has enabled us to maintain our leading position in database software over our competitors.

In the sale of middleware products, our offerings include application server, business intelligence, application integration, business process management, Service-Oriented Architecture, collaboration and content management, portal, and identity management software. Our ability to offer a full range of rich functionality in a standards-based, open architecture has been a key competitive differentiator. Our competitors include IBM, Microsoft, SAP AG, Sun Microsystems, Progress Software, Fujitsu Software Corporation, Hitachi Software Engineering Co., Ltd., open source vendors such as Red Hat, Inc. (JBoss), Apache Geronimo, and Netezza Corporation, as well as several other competitors in each element of our packaged functions such as TIBCO Software, Inc., Software AG, Savvion, Inc., Microstrategy, Inc., CA, Inc., Informatica, Novell, Inc., Lombardi Software, Inc. and Pegasystems, Inc., among others. Our middleware solutions have experienced rapid growth in recent years relative to our competitors.

In the sale of collaboration and content management products, we compete with Microsoft, IBM (Domino/Notes/FileNet), EMC Corporation (Documentum), Open Text Corporation, Interwoven, Inc., HP (Tower Software) and Vignette Corporation, among others.

In the sale of development tools, ease of use, standards-compliance and the level of abstraction (automated code generation) are key competitive differentiators. We compete against IBM (WebSphere Studio), Microsoft (VisualStudio.NET), Sun Microsystems (Sun Studio), Sybase (PowerBuilder) and others, including Eclipse Foundation, Inc. (Eclipse), an open source vendor. The success of our development tools is closely related to the relative popularity of our platform (database and middleware) compared to our competitors as well as the larger competition between Java and Microsoft’s .NET.

The sale of applications software, in particular, is changing rapidly due to the development and deployment of Service-Oriented Architectures and web services, application integration middleware as well as software as a service offerings. As a result of our acquisitions of PeopleSoft and Siebel, we currently offer several product lines that are suited for different needs of customers in different industries. One of the main competitive differentiators in applications software is our ability to combine best-of-breed software, Suite software and our Application Integration Architecture, while shielding the end user from complexities. We compete against SAP AG, Lawson Software, Inc., Infor Global Solutions GmbH (SSA Global Technologies, Extensity), Microsoft Dynamics (Dynamics GP, Dynamics NAV, Dynamics CRM, Dynamics Snap, Dynamics SL), Sage, Inc., and IBM (Maximo, MOR Software, Ascential Software) as well as many other application providers and point solution providers.

We also provide applications specific to operations in particular industry verticals, such as retailing, financial services, communications, tax and utilities, health sciences, public sector and others. These applications are distinguished from enterprise resource planning (ERP) or customer relationship management (CRM) in that these industry-specific applications are focused on and limited to particular industry segments, as opposed to being designed for broad distribution across several industries. We typically compete with commercial software vendors’ pre-packaged applications, applications developed in-house by customers, applications which were custom developed by other software vendors and applications consisting of discrete pieces of functionality from multiple providers which have been customized and implemented by systems integrators. In some of these industries, complete industry solutions either do not exist or are addressed by dozens of software participants.

With service-oriented architecture, our packaged applications also compete with custom solutions developed either in-house or by large systems integrators such as Accenture Ltd. or IBM Global Services.

Our applications also compete against business process outsourcers including Automatic Data Processing, Inc., Fidelity Investments, Ceridian Corporation, Hewitt-Cyborg Limited and others.

In the sale of operating systems, we introduced a support and service offering for Red Hat’s open source Linux operating system in fiscal 2007. This placed us in competition with others who offer support for the Linux operating system, including Red Hat, Novell and Canonical Ltd. (Ubuntu); with IBM, Sun Microsystems, HP and others in the sale of Unix operating systems; and with Microsoft in the sale of Windows Server operating systems.

In the sale of virtualization products, we compete with VMware, Inc., IBM, Microsoft, Sun Microsystems and Citrix Systems, Inc., among others, including other vendors of open source virtualization products.

In the sale of consulting and systems integration services, we both partner with and compete against Accenture, Electronic Data Systems Corporation (to be acquired by HP), IBM Global Services, Bearing Point, Inc., CapGemini Group, and many others (both large and small).

In the sale of many of our products, we also compete with products and features developed internally by customers and their IT staff.

Research and Development

We develop the substantial majority of our products internally. In addition, we have acquired technology through business acquisitions. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments.

Research and development expenditures were $2.7 billion, $2.2 billion and $1.9 billion, or 12%, 12% and 13% of total revenues, in fiscal 2008, 2007 and 2006, respectively. As a percentage of new software license revenues, research and development expenditures were 36%, 37% and 38% in fiscal 2008, 2007 and 2006, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product offerings including our database, middleware and applications software products.

Employees

As of May 31, 2008, we employed 84,233 full-time employees, including 19,465 in sales and marketing, 7,642 in software license updates and product support, 28,215 in services, 20,607 in research and development and 8,304 in general and administrative positions. Of these employees, 28,079 were located in the United States and 56,154 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain international subsidiaries workers’ councils represent our employees.

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

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)

Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors
Safra A. Catz	President, Chief Financial Officer and Director
Charles E. Phillips, Jr.	President and Director
Keith G. Block	Executive Vice President, North America Sales and Consulting
Sergio Giacoletto	Executive Vice President, Europe, Middle East and Africa Sales and Consulting
Juergen Rottler	Executive Vice President, Oracle Customer Services
Charles A. Rozwat	Executive Vice President, Product Development
Derek H. Williams	Executive Vice President, Japan Sales and Consulting
Dorian E. Daley	Senior Vice President, General Counsel and Secretary
William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Ellison, 63, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 63, has served as the Chairman of the Board since January 2004 and as a director since June 1995. He served as an Executive Vice President and Chief Financial Officer from March 1991 to July 2004. He also serves as a director of Callwave, Inc.

Ms. Catz, 46, has been Chief Financial Officer since November 2005 and a President since January 2004. She has served as a Director since October 2001. She was Interim Chief Financial Officer from April 2005 until July 2005. She served as an Executive Vice President from November 1999 to January 2004 and Senior Vice President from April 1999 to October 1999. She also serves as a director of HSBC Holdings plc.

Mr. Phillips, 49, has been a President and has served as a Director since January 2004. He served as Executive Vice President, Strategy, Partnerships, and Business Development, from May 2003 to January 2004. He also serves as a director of Morgan Stanley and Viacom, Inc.

Mr. Block, 47, has been Executive Vice President, North America Sales and Consulting since September 2002 and Executive Vice President, North America Consulting since February 2002. He served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999.

Mr. Giacoletto, 58, has been Executive Vice President, Europe, Middle East and Africa Sales and Consulting since June 2000 and served as Senior Vice President, Business Solutions from November 1998 to June 2000. He was Vice President, Alliances and Technology from March 1997 to November 1998. Before joining us, he had been President of AT&T Solutions for Europe since August 1994.

Mr. Rottler, 41, has been Executive Vice President, Oracle Customer Services since September 2006. He was Executive Vice President, Oracle Support and Oracle On Demand, from January 2005 to September 2006 and was Executive Vice President, Oracle On Demand, from September 2004 to January 2005. Prior to joining us, he served as Senior Vice President, Public Sector, Customer Solutions Group at Hewlett-Packard Company (HP), from December 2003 to September 2004, where he was responsible for HP’s worldwide Public Sector, Health and Education business. He also held various other global and regional executive positions in HP’s Services and Software business units since 1997.

Mr. Rozwat, 60, has been Executive Vice President, Product Development, since October 2007. He served as Executive Vice President, Server Technologies from November 1999 to October 2007 and served as Senior Vice President, Database Server from December 1996 to October 1999. He served as Vice President of Development from December 1994 to November 1996.

Mr. Williams, 63, has been Executive Vice President, Japan Sales and Consulting since June 2008 and was Executive Vice President, Asia Pacific Sales and Consulting from October 2000 to May 2008. He served as Senior Vice President, Asia Pacific from July 1993 to October 2000 and as Vice President, Asia Pacific from April 1991 to July 1993. He joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Ms. Daley, 49, has been Senior Vice President, General Counsel and Secretary since October 2007. She served as Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004, and as Associate General Counsel from February 2001 to October 2001. She joined Oracle’s Legal Department in 1992.

Mr. West, 46, has been Senior Vice President, Corporate Controller and Chief Accounting Officer since February 2008 and was Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. Prior to joining us, he served as Intuit Inc.’s Director of Accounting from August 2005 to March 2007, as The Gap, Inc.’s Assistant Controller from April 2005 to August 2005, and as Vice President, Finance, at Cadence Design Systems, Inc.’s product business from June 2001 to April 2005. He also spent 14 years with Arthur Andersen LLP, most recently as a partner.

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

A general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases. In addition, the war on terrorism, the war in Iraq and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results of operations. These factors generally have the strongest effect on our sales of software licenses and related services and, to a lesser extent, also affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for one or two quarters following the acquisition, and their conversion rate post-acquisition may be quite different from their historical conversion rate.

A substantial portion of our new software license revenue contracts is completed in the latter part of a quarter and a significant percentage of these are large orders. Because our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software license transactions also increases the risk of fluctuation in our quarterly results because a delay in even a small number of these transactions could cause our quarterly new software licenses revenues to fall significantly short of our predictions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.  Rapid technological advances and evolving standards in computer hardware, software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. If we are unable to develop new products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or renew software license updates and product support. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We are developing a next generation applications platform called Oracle Fusion Applications that is planned to combine the best features, flows and usability traits of our existing and acquired applications. We have also announced that we intend to extend the life of many of our acquired applications and will continue to provide long-term support for our acquired products, both of which require us to dedicate resources. If we do not develop and release these new or enhanced products and services within the anticipated time frames, if there is a delay in market acceptance of a new, enhanced or acquired product line or service, if we do not timely optimize complementary product lines and services or if we fail to adequately integrate, support or enhance acquired application lines or services, our business may be adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.  In the past four fiscal years, we have invested billions of dollars, including $9.4 billion in fiscal 2008, to acquire a number of companies, products, services and technologies. An active acquisition program is an important element of our overall corporate strategy and we expect to continue to make similar acquisitions in the future. Risks we may face in connection with our acquisition program include:

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•	an acquisition may not further our business strategy as we expected, or we may pay more than the acquired company or assets are worth;

•	our due diligence process may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues with the company’s intellectual property, product quality or product architecture, revenue recognition or other accounting practices or employee, customer or partner issues;

•	we may have legal and tax exposures or lose anticipated tax benefits as a result of unforeseen difficulties in our integration activities;

•	we may not realize the anticipated increase in our revenues if a larger than predicted number of customers decline to renew software license updates and product support, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

•	we may assume pre-existing contractual relationships of acquired companies that we would not have otherwise entered into, and exiting or modifying such relationships may be costly to us or disruptive to customers;

•	we may face litigation or other claims in connection with, or may inherit claims or litigation risk as a result of, an acquisition, including claims from terminated employees, customers, former stockholders or other third parties;

•	our relationship with current and new employees, customers, partners and distributors could be impaired;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, controls, procedures and policies;

•	we may have multiple and overlapping product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may assume pre-existing liabilities, whether known or unknown, of acquired companies which could be material;

•	we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if it all, which could, among other things, prevent us from completing a transaction;

•	we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner;

•	our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases and retirement of outstanding indebtedness;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	we may be unable to obtain timely approvals from, or may otherwise have certain limitations, restrictions, penalties or other sanctions imposed on us by, worker councils or similar bodies under applicable employment laws as a result of an acquisition, which could adversely affect our integration plans in certain jurisdictions; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

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

Third parties have claimed and, in the future, may claim infringement or misuse of intellectual property rights and/or breach of license agreement provisions.  We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement, or other misuse of their intellectual property rights and/or breach of our agreements with them. We expect the number of such claims will increase as:

•	we continue to acquire companies;

•	the number of products and competitors in our industry segments grows;

•	the functionality of products overlap;

•	the use and support of third-party code (including open source code) becomes more prevalent in the software industry; and

•	the volume of issued software patents continues to increase.

Responding to any such claim, regardless of its validity, could:

•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

Specific patent infringement cases are discussed under Note 15 in Notes to Consolidated Financial Statements.

We may need to change our pricing models to compete successfully.  The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our net new software license fees. Our competitors may offer lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices.

Any broad-based change to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers, including software-as-a-service (SaaS) providers, may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases or lower spending. The increase in open source software distribution may also cause us to change our pricing models.

We may be unable to compete effectively within the highly competitive software industry.  Many vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business process outsourcing (BPO) as a competitive alternative to buying software and customer interest in BPO solutions is increasing. Some of these competitors have greater financial or technical resources than we do. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. Vendors that offer BPO solutions may persuade our customers not to purchase our products. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

Disruptions of our indirect sales channel could affect our future operating results.  Our indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant or if the financial condition of our channel participants were to weaken. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

Charges to earnings resulting from past acquisitions may adversely affect our operating results.  Under business combination accounting standards, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets and in-process research and development based on their values as of the date of the acquisition (including certain assets and liabilities that are recorded at fair value) and record the excess of the purchase price over those values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges that would adversely affect our operating results and may adversely affect our cash flows:

•	impairment of goodwill or intangible assets;

•	a reduction in the useful lives of intangible assets acquired;

•	identification of assumed contingent liabilities after we finalize the purchase price allocation period;

•	charges to our operating results to eliminate certain Oracle pre-merger activities that duplicate those of the acquired company or to reduce our cost structure; and

•	charges to our operating results resulting from revised estimates to restructure an acquired company’s operations after we finalize the purchase price allocation period.

Routine charges to our operating results associated with acquisitions include amortization of intangible assets, in-process research and development as well as other acquisition related charges, restructuring and stock-based compensation associated with assumed stock awards. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Disclosure Related to Certain Charges and Gains” for additional information about charges to earnings associated with our recent acquisitions.

We expect to continue to incur additional costs associated with combining the operations of our acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated stock-based compensation expenses and severance payments, reorganization or closure of facilities, taxes, and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), Business Combinations (see Note 1 of Notes to Consolidated Financial Statements for a summary of Statement 141(R)). Statement 141(R) is effective for us beginning in fiscal 2010. We are in the process of evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements. We currently believe that the adoption of Statement 141(R) will result in the recognition of certain types of expenses in our results of operations that we currently capitalize pursuant to existing accounting standards and may also impact our financial statements in other ways.

We may be unable to hire enough qualified employees or we may lose key employees.  We rely on the continued service of our senior management, including our Chief Executive Officer, members of our executive team and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may also experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

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

Part of our total compensation program includes stock options. Stock options are an important tool in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. In addition, because we expense all stock-based compensation, we may in the future change our stock-based and other compensation practices. Some of the changes we consider from time to time include the reduction in the number of employees granted options, a reduction in the number of options granted per employee and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.  We derive a substantial portion of our revenues, and have significant operations, outside of the United States. Our international operations include software development, sales, customer support, consulting, On Demand and shared administrative service centers. We are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	regulatory changes;

•	political unrest, terrorism and the potential for other hostilities;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	fluctuations in currency exchange rates;

•	difficulties in transferring funds from certain countries; and

•	reduced protection for intellectual property rights in some countries.

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

As the majority shareholder of i-flex solutions limited, a publicly traded Indian software company focused on the banking industry, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control or obtain financial and other information on a timely basis.

We may experience foreign currency gains and losses.  We conduct a significant number of transactions in currencies other than the U.S. Dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Our revenues and operating results have recently been favorably affected by the weakening U.S. Dollar relative to other major foreign currencies. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the U.S. Dollar can significantly affect revenues and our operating results.

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

Our periodic workforce restructurings can be disruptive.  We have in the past restructured or made other adjustments to our workforce, including our direct sales force on which we continue to rely heavily, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, sales force and other restructurings have generally resulted in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and our revenues could be negatively affected.

Oracle On Demand and CRM On Demand may not be successful.  We offer Oracle On Demand outsourcing services for our applications and database technology, delivered either at our data center facilities, at select partner data centers or at customer facilities. We also offer CRM On Demand, which is a subscription service offering that provides our customers with our CRM software functionality delivered via a hosted, web-based solution that we manage. These business models continue to evolve and we may not be able to compete effectively, generate significant revenues or develop them into profitable businesses. We incur expenses associated with the infrastructures and marketing of our Oracle On Demand and CRM On Demand businesses in advance of our ability to recognize the revenues associated with these offerings. These businesses are subject to a variety of risks including:

•	demand for these services may not meet our expectations;

•	we may not be able to operate these businesses at an acceptable profit level;

•	we manage critical customer applications, data and other confidential information through Oracle On Demand and CRM On Demand; accordingly, we face increased exposure to significant damage claims and risk to future business prospects in the event of system failures, inadequate disaster recovery or loss or misappropriation of customer confidential information;

•	we may face regulatory exposure in certain areas such as data privacy, data security and export compliance, as well as workforce reduction claims as a result of customers transferring their IT functions to us;

•	the laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of global resources; changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services;

•	demand for these services may be affected by customer and media concerns about security risks, international transfers of data, government or other third-party access to data, and/or use of outsourced services providers more generally; and

•	our offerings may require large fixed costs such as for data centers, computers, network infrastructure and security and we may not be able to generate sufficient revenues to offset these costs and generate acceptable operating margins from these offerings.

We might experience significant errors or security flaws in our products and services.  Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. In addition, we run our own business operations, Oracle On Demand, CRM On Demand and other outsourcing services, support and consulting services, on our products and networks and any security flaws, if exploited, could affect our ability to conduct internal business operations. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years if at all.

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

Business disruptions could affect our operating results.  A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our On Demand offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

There are risks associated with our outstanding indebtedness.  As of May 31, 2008, we had an aggregate of $11.2 billion of outstanding indebtedness that will mature between 2009 and 2038, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities. These risks could adversely affect our financial condition and results of operations.

Adverse litigation results could affect our business.  We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 15 in Notes to Consolidated Financial Statements.

We may have exposure to additional tax liabilities.  As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a renewal for the years ending May 31, 2007 through May 31, 2011. We currently are negotiating an additional bilateral agreement to cover the period from June 1, 2001 through May 31, 2008. There can be no guarantee that such negotiations will result in an agreement.

Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. Our acquisition activities have increased our non-income based tax exposures.

PeopleSoft’s Customer Assurance Program may expose us to substantial liabilities if triggered.  In June 2003, in response to our tender offer, PeopleSoft implemented what it referred to as the “customer assurance program” or “CAP”. The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden us, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period of time after this acquisition. The payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. We concluded that, as of the date of the PeopleSoft acquisition, the penalty provisions under the CAP represented a contingent liability of ours. The aggregate potential CAP obligation as of May 31, 2008 was $1.9 billion. Some of the CAP provisions have expired or have been removed from these license arrangements. We expect the significant majority of the remaining CAP provisions to expire by the end of calendar 2008. While we have taken extensive steps to assure customers that we intend to continue developing and supporting the PeopleSoft and JD Edwards product lines and, as of May 31, 2008, we have not received any claims for CAP payments, PeopleSoft customers may assert claims for CAP payments.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 2.0 million square feet in Redwood City, California. We also own or lease office facilities for current use consisting of approximately 17.9 million square feet in various other locations in the United States and abroad. Due to our restructuring and merger integration activities over the past three fiscal years, we have vacated approximately 3.8 million square feet or 19% of total owned and leased space. This vacated space is sublet or is being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

The material set forth in Note 15 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on NASDAQ since our initial public offering in 1986. According to the records of our transfer agent, we had 20,505 stockholders of record as of May 31, 2008. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2008		Fiscal 2007
	Low Sale	High Sale	Low Sale	High Sale
	Price	Price	Price	Price

Fourth Quarter	$18.44	$22.84	$16.37	$19.42
Third Quarter	$18.80	$23.11	$16.29	$19.28
Second Quarter	$19.36	$22.92	$15.50	$19.66
First Quarter	$18.73	$20.78	$13.15	$15.81

Our policy has been to reinvest earnings to fund future growth, acquisitions and to repurchase our common stock pursuant to a program approved by our Board of Directors. Accordingly, we have not paid cash dividends and do not anticipate declaring cash dividends on our common stock in the foreseeable future, although our Board of Directors reviews this matter from time to time.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and, as of May 31, 2008, $2.2 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ending May 31, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase programs:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	per Share	Announced Programs	Under the Programs

March 1, 2008—March 31, 2008	8.1	$19.63	8.1	$2,550.8
April 1, 2008—April 30, 2008	8.4	$20.87	8.4	$2,376.1
May 1, 2008—May 31, 2008	7.6	$21.89	7.6	$2,209.4

Total	24.1	$20.76	24.1

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index and the Dow Jones U.S. Software Index for each of the last five fiscal years ended May 31, 2008, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG ORACLE CORPORATION, THE S&P 500 INDEX
AND THE DOW JONES U.S. SOFTWARE INDEX

* $100 INVESTED ON MAY 31, 2003 IN STOCK OR
INDEX-INCLUDING REINVESTMENT OF DIVIDENDS.

	5/03	5/04	5/05	5/06	5/07	5/08

Oracle Corporation	100.00	87.62	98.39	109.30	148.96	175.56
S&P 500 Index	100.00	118.32	128.07	139.13	170.84	159.40
Dow Jones U.S. Software Index	100.00	109.22	119.48	113.63	151.06	149.95

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Over the last four fiscal years, we have invested billions of dollars, including $9.4 billion in fiscal 2008, for our acquisitions of a number of companies including PeopleSoft, BEA, Siebel and Hyperion. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in revenues, income and earnings per share.

	As of and For The Year Ended May 31,
(in millions, except per share amounts)	2008		2007		2006		2005		2004

Consolidated Statements of Operations Data:
Total revenues	$22,430		$17,996		$14,380		$11,799		$10,156
Operating income	$7,844		$5,974		$4,736		$4,022		$3,864
Net income	$5,521		$4,274		$3,381		$2,886		$2,681
Earnings per share—basic	$1.08		$0.83		$0.65		$0.56		$0.51
Earnings per share—diluted	$1.06		$0.81		$0.64		$0.55		$0.50
Basic weighted average common shares outstanding	5,133		5,170		5,196		5,136		5,215
Diluted weighted average common shares outstanding	5,229		5,269		5,287		5,231		5,326
Consolidated Balance Sheets Data:
Working capital	$8,074		$3,496		$5,044	(1)	$385	(2)	$7,064
Total assets	$47,268	(3)	$34,572	(3)	$29,029	(3)	$20,687	(3)	$12,763
Notes payable, current and other current borrowings	$1,001	(4)	$1,358	(4)	$159		$2,693	(4)	$9
Notes payable and other non-current borrowings	$10,235	(5)	$6,235	(5)	$5,735	(5)	$159		$163
Stockholders’ equity	$23,025		$16,919		$15,012		$10,837		$7,995

(1)	Total working capital increased as of May 31, 2006 primarily due to the issuance of $5.75 billion in long-term senior notes and increased cash flows from operations.

(2)	Total working capital decreased as of May 31, 2005 primarily due to cash paid to acquire PeopleSoft.

(3)	Total assets increased as of May 31, 2008, 2007, 2006 and 2005 primarily due to goodwill and intangible assets arising from the acquisitions of BEA in fiscal 2008, Hyperion in fiscal 2007, Siebel in fiscal 2006 and PeopleSoft in fiscal 2005, as well as our profitability in all periods presented. See Note 2 of Notes to Consolidated Financial Statements for additional information on our acquisitions.

(4)	Notes payable, current and other current borrowings decreased in fiscal 2008 due to repayments of amounts borrowed under our commercial paper program during fiscal 2007 partially offset by the reclassification of $1.0 billion of senior notes that mature in 2009. Notes payable, current and other current borrowings increased in fiscal 2005 due to amounts borrowed under our commercial paper program and amounts borrowed by Oracle Technology Company, a wholly-owned subsidiary. We repaid these fiscal 2005 borrowings in fiscal 2006.

(5)	Notes payable and other non-current borrowings increased between fiscal 2006 and fiscal 2008 due to the issuances of $5.0 billion of long-term senior notes in fiscal 2008, $2.0 billion of long-term senior notes in fiscal 2007 and $5.75 billion of long-term senior notes in fiscal 2006, partially offset by redemptions of $1.5 billion in fiscal 2007. See Note 6 of Notes to Consolidated Financial Statements for additional information on our borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

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

Software Business

Our software business is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. We expect that our software business revenues will continue to increase due to continued demand for our products and due to our acquisitions, which should allow us to improve margins and profits and continue to make investments in research and development.

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and acquisitions. Our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period (as provided in our quarterly reports on Form 10-Q) provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 34%, 33% and 34% of our total revenues in fiscal 2008, 2007 and 2006, respectively. Our new software license margins have been and will continue to be affected by the amortization of intangible assets associated with companies we have acquired.

Competition in the software business is intense. Our goal is to maintain a first or second position in each of our software product categories and certain industry segments as well as to grow our software revenues faster than our competitors. We believe that the features and functionality of our software products are as strong as they have ever been. We have focused on lowering the total cost of ownership of our software products by improving integration, decreasing installation times, lowering administration costs and improving the ease of use. In addition, our broad portfolio of product offerings (many of which have been acquired over the past four fiscal years) helps us to offer customers the ability to gain efficiencies by consolidating their IT “software stack” with a single vendor, which reduces the number of disparate software vendors with which customers interact. Reducing the total cost of ownership of our products provides our customers with a higher return on their IT investments, which we believe creates more demand for our products and services and provides us with a competitive advantage. We have also continued to focus on improving the overall quality of our software products and service levels. We believe this will lead to higher customer satisfaction and loyalty and help us achieve our goal of becoming our customers’ leading technology advisor.

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

Software license updates and product support revenues, which represented 46% of our total revenues in fiscal 2008, 2007 and 2006, is our highest margin business unit. Support margins during fiscal 2008 were 85%, and accounted for 76% of our total margins over the same period. We believe that software license updates and product support revenues and margins will continue to grow for the following reasons:

•	Substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal.

•	Substantially all of our customers purchase license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to our support contract base.

•	Our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $179 million, $212 million and $391 million in fiscal 2008, 2007 and 2006, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 20%, 21% and 20% of our total revenues in fiscal 2008, 2007 and 2006, respectively, has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased primarily due to an increase in application implementations resulting from higher sales of new software applications over the past year and our recent acquisitions. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new software license growth rates have generally increased over the last several quarters in comparison to the corresponding prior year periods.

On Demand:  On Demand includes Oracle On Demand, CRM on Demand, as well as Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which has negatively impacted On Demand margins and may continue to do so in the future.

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. Over the last four fiscal years, we have invested billions of dollars, including $9.4 billion in fiscal 2008, to acquire a number of complementary companies, products, services and technologies such as BEA Systems, Inc. in fiscal 2008, Hyperion Solutions Corporation in fiscal 2007, Siebel Systems, Inc. in fiscal 2006 and PeopleSoft, Inc. in fiscal 2005. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 2 of Notes to Consolidated Financial Statements for additional information related to our recent acquisitions.

We believe we can fund additional acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Business Combinations

•	Goodwill and Intangible Assets—Impairment Assessments

•	Accounting for Income Taxes

•	Legal and Other Contingencies

•	Stock-Based Compensation

•	Allowances for Doubtful Accounts

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

New software license revenues represent fees earned from granting customers licenses to use our database, middleware and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenues are generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

On Demand is comprised of Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software delivered either at our data center facilities, at select partner data centers or at customer facilities. CRM On Demand is a service offering that provides our customers with our Siebel CRM software functionality delivered via a hosted solution that we manage. Advanced Customer Services are earned by providing customers configuration and performance analysis, personalized support and annual on-site technical services. Revenue from On Demand services is recognized over the term of the service period, which is generally one year.

Education revenues include instructor-led, media-based and internet-based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and product support services is also measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multiple element arrangements could differ significantly from our historical results.

We defer revenues for any undelivered elements, and recognize revenues when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for each such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenues until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. If acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

We assess whether fees are fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our standard payment terms are net 30 days. However, payment terms may vary based on the country in which the agreement is executed. Payments that are due within six months are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

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

Business Combinations

In accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the support contracts prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition.

As a result, we did not recognize software license updates and product support revenues related to support contracts in the amounts of $179 million, $212 million and $391 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2008, 2007 and 2006, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their contracts when the contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of the support contracts over the support periods, the substantial majority of which are one year.

Had we included costs for our estimated selling and research and development activities and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair values of the support obligations would have been significantly higher than what we had recorded and we would have recorded a higher amount of software license updates and product support revenues both historically and in future periods related to these assumed support arrangements.

Other significant estimates associated with the accounting for business combinations include restructuring costs. Restructuring costs are typically comprised of severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by management, but are generally subject to refinement during the purchase price allocation period (generally within one year of the acquisition date). To estimate restructuring expenses, management utilizes assumptions of the number of employees that would be involuntarily terminated and of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the cost estimates of executing the currently approved plans associated with pre-merger activities of the companies we acquire are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period and as operating expenses thereafter.

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. With the exception of unresolved income tax matters, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

In fiscal 2010, we will adopt FASB Statement No. 141 (revised 2007), Business Combinations. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 13 of Notes to Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2008, did not result in an impairment charge.

We make judgments about the recoverability of purchased intangible assets whenever events or changes in circumstances indicate that an other than temporary impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2008, 2007 or 2006.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenues and expenses that qualify for preferential tax treatment, and segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and provide U.S. federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known, which can materially impact our effective tax rate.

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

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the quarter any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly and any adjustments are recorded as adjustments to goodwill.

On June 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

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

As a result of our acquisition of PeopleSoft in fiscal 2005, we inherited contingent liabilities resulting from a program PeopleSoft had implemented prior to the consummation of our acquisition of PeopleSoft (referred to as the “customer assurance program” or “CAP”). See Note 9 of Notes to Consolidated Financial Statements for further information.

Stock-Based Compensation

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. In addition, we have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 in our accounting for Statement 123(R).

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ. In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

As required by Statement 123(R), we recognize stock-based compensation expense for share-based payments issued or assumed after June 1, 2006 that are expected to vest. For all share-based payments granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.

We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of our publicly traded, longest-term options in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee groups by job classification. Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair value of our stock awards also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method as prescribed under FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

To the extent we change the terms of our employee stock-based compensation programs or refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded and current economic trends. If the historical data we use to calculate the allowances for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

Results of Operations

The comparability of our operating results in fiscal 2008 compared to fiscal 2007 is primarily impacted by our acquisition of Hyperion in our fourth quarter of fiscal 2007, our acquisition of Agile Software, Inc. in our first quarter of fiscal 2008 and our acquisition of BEA in our fourth quarter of fiscal 2008.

The comparability of our operating results in fiscal 2007 in comparison to fiscal 2006 is impacted by our acquisition of Siebel in our third quarter of fiscal 2006, the consolidation of i-flex solutions limited at the beginning of fiscal 2007 and, to a lesser extent, our acquisition of Hyperion in our fourth quarter of fiscal 2007.

In our discussion of changes in our results of operations from fiscal 2008 compared to fiscal 2007, and fiscal 2007 compared to fiscal 2006, we quantify the contribution of our acquired products to the growth in new software license revenues, the amount of revenues associated with software license updates and product support, as well as On Demand services (in the fiscal 2007 to fiscal 2006 comparison), and present supplemental disclosure related to certain charges and gains (including acquisition accounting and stock-based compensation), where applicable. Although certain revenue contributions from our acquisitions are quantifiable, we are unable to identify the following:

•	The contribution of the significant majority of consulting and education services revenues from acquired companies in fiscal 2008, 2007 and 2006 (with the exception of the impact of BEA consulting and education revenues in fiscal 2008 in comparison to fiscal 2007, and i-flex and Hyperion consulting revenues and Hyperion education revenues for which we disclose the impact in fiscal 2007 in comparison to fiscal 2006) as the significant majority of these services have been fully integrated into our existing operations.

•	The contribution of expenses associated with acquired products and services in fiscal 2008, 2007 and 2006 (with the exception of the impact of certain BEA operating expenses in fiscal 2008 in comparison to fiscal 2007 and the impact of certain i-flex and Hyperion operating expenses for which we disclose the impact in fiscal 2007 in comparison to fiscal 2006) as the significant majority of these services have been fully integrated into our existing operations.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	The quantifications cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different.

•	Our acquisitions in the periods presented did not result in our entry into a new line of business or product category. Therefore, we provided multiple products with substantially similar features and functionality.

•	Although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to certain charges and gains (see below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this annual report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect on May 31, 2007, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2008 and May 31, 2007, our financial statements would reflect revenues of $1.57 million in fiscal 2008 (using 1.57 as the exchange rate) and $1.35 million in fiscal 2007 (using 1.35 as the exchange rate). The constant currency presentation would translate the fiscal 2008 results using the fiscal 2007 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Total Revenues by Geography:
Americas	$11,330	20%	18%	$9,460	24%	23%	$7,652
EMEA(1)	7,945	32%	20%	6,037	28%	20%	4,708
Asia Pacific	3,155	26%	18%	2,499	24%	21%	2,020

Total revenues	22,430	25%	19%	17,996	25%	22%	14,380
Total Operating Expenses	14,586	21%	17%	12,022	25%	22%	9,644

Total Operating Margin	$7,844	31%	22%	$5,974	26%	21%	$4,736

Total Operating Margin %	35%			33%			33%
% Revenues by Geography:
Americas	51%			53%			53%
EMEA(1)	35%			34%			33%
Asia Pacific	14%			13%			14%
Total Revenues by Business:
Software	$17,843	26%	19%	$14,211	23%	20%	$11,541
Services	4,587	21%	15%	3,785	33%	29%	2,839

Total revenues	$22,430	25%	19%	$17,996	25%	22%	$14,380

% Revenues by Business:
Software	80%			79%			80%
Services	20%			21%			20%

(1)	Comprised of Europe, the Middle East and Africa

Fiscal 2008 Compared to Fiscal 2007:  Total revenues increased in fiscal 2008 due to increased demand for our products and services offerings and incremental revenues from our acquisitions. The growth in our total revenues was positively affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008 due to the weakening of the U.S. Dollar relative to other major international currencies. Excluding the effect of currency rate fluctuations, new software license revenues contributed 38% to the growth in total revenues, software license updates and product support revenues contributed 45% and services revenues contributed 17%. Excluding the effect of currency rate fluctuations, the Americas contributed 50% to the increase in total revenues, EMEA contributed 37% and Asia Pacific contributed 13%.

Total operating expenses were adversely affected by foreign currency rate fluctuations of 4 percentage points. Excluding the effect of currency rate fluctuations, the increase in operating expenses is primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our fiscal 2007 acquisitions, Agile in the first quarter of fiscal 2008 and, to a lesser extent, BEA in the fourth quarter of fiscal 2008), as well as higher commissions and bonuses associated with increased revenues, earnings and headcount levels. In addition, operating expenses also increased in fiscal 2008 due to higher expenses from the amortization of intangible assets and additional stock-based compensation resulting from a higher fair value of grants issued in fiscal 2008 (caused primarily by our higher stock price) and the acceleration of vesting of certain acquired stock awards upon employee terminations pursuant to the original terms of those awards. Total operating expenses in fiscal 2007 were also reduced by a $52 million benefit as a result of a settlement of an acquired legal contingency from PeopleSoft for less than the amount accrued as of the end of the purchase price allocation period. The increases in operating expenses during fiscal 2008 were partially offset by a $57 million gain on property sale and a $127 million reduction of in-process research and development from our fiscal 2008 acquisitions in comparison to our fiscal 2007 acquisitions.

Total operating margin as a percentage of total revenues increased during fiscal 2008. The growth in our operating margin in fiscal 2008 was the result of our revenue growth, both organic and from acquisitions, and the relatively fixed nature of our cost structure in the short term. In addition, our operating margin growth was favorably affected by foreign currency rate fluctuations of 9 percentage points.

International operations will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the relative strength of the U.S. Dollar against certain major international currencies.

Fiscal 2007 Compared to Fiscal 2006:  Total revenues increased in fiscal 2007 due to increased demand for our products and services offerings and incremental revenues from our acquisitions. Total revenues were positively affected by foreign currency rate fluctuations of 3 percentage points in fiscal 2007 due to the weakening of the U.S. Dollar relative to other major international currencies. Excluding the effects of currency rate fluctuations, new software license revenues contributed 27% to the growth in total revenues, software license updates and product support revenues contributed 47% and services revenues contributed 26%. Excluding the effect of currency rate fluctuations, the Americas contributed 56% to the increase in total revenues, EMEA contributed 30% and Asia Pacific contributed 14%.

Operating expenses were adversely affected by foreign currency rate fluctuations of 3 percentage points. Excluding the effect of currency rate fluctuations, the increase in total operating expenses was primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our acquisitions), as well as higher commissions and travel and entertainment expenses associated with both increased revenues and headcount levels. In addition, operating expenses also increased in fiscal 2007 due to higher amortization costs of intangible assets and stock-based compensation expenses related to our adoption of Statement 123(R) at the beginning of fiscal 2007. The aforementioned increases in operating expenses were partially offset by lower restructuring expenses and the settlement of a PeopleSoft contingency that provided a $52 million benefit to our operating expenses (see Acquisition Related and Other Expenses discussion below).

Operating margins as a percentage of total revenues were flat in fiscal 2007 in comparison to fiscal 2006 and were favorably affected by foreign currency rate fluctuations of 5 percentage points. Our revenues grew at a faster rate than our operating expenses, excluding the impact of amortization costs of intangible assets and stock-based compensation expenses. The increases in those cost categories offset the slower growth in our other operating expenses.

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

Our operating results include the following business combination accounting entries and expenses related to acquisitions as well as certain other significant expense and income items:

	Year Ended May 31,
(in millions)	2008	2007	2006

Support deferred revenues(1)	$179	$212	$391
Amortization of intangible assets(2)	1,212	878	583
Acquisition related and other(3)(5)	124	140	137
Restructuring(4)	41	19	85
Stock-based compensation(5)	257	198	31
Income tax effect(6)	(535)	(414)	(362)

	$1,278	$1,033	$865

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $179 million, $212 million and $391 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Approximately $205 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized in fiscal 2009 that would have otherwise been recognized by the acquired businesses as independent entities, due to the application of business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with acquisitions, primarily PeopleSoft, BEA, Siebel, Hyperion and i-flex. As of May 31, 2008, estimated future amortization expenses related to intangible assets are as follows (in millions):

Fiscal 2009	$1,660
Fiscal 2010	1,550
Fiscal 2011	1,266
Fiscal 2012	1,126
Fiscal 2013	962
Thereafter	1,831

Total	$8,395

(3)	Acquisition related and other expenses primarily consist of in-process research and development expenses, stock-based compensation expenses, integration related professional services, personnel related costs for transitional employees, certain business combination contingency adjustments after the purchase price allocation period has ended, and certain other operating expenses (income), net. For fiscal 2008, acquisition related and other expenses include a gain on property sale of $57 million and, for fiscal 2007, acquisition related and other expenses include a benefit of $52 million related to the settlement of a pre-acquisition lawsuit against PeopleSoft (see Note 1 of Notes to Consolidated Financial Statements for further information).

(4)	Restructuring expenses during fiscal 2008 relate to Oracle employee severance in connection with restructuring plans initiated in the second quarter, and amended in the fourth quarter, of fiscal 2008. Restructuring costs during fiscal 2007 relate to an Oracle-based restructuring plan initiated in the third quarter of fiscal 2006 for which additional expenses were recorded during fiscal 2007.

(5)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2008	2007	2006

Sales and marketing	$51	$38	$8
Software license updates and product support	10	11	3
Cost of services	13	15	7
Research and development	114	85	13
General and administrative	69	49	—

Subtotal	257	198	31
Acquisition related and other	112	9	18

Total	$369	$207	$49

Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

At the beginning of fiscal 2007, we adopted Statement 123(R) under the modified prospective method. Statement 123(R) requires us to record non-cash operating expenses associated with stock awards at their estimated fair values. Prior to our Statement 123(R) adoption, we were required to record stock-based compensation expenses at intrinsic values and substantially all of our stock-based compensation expense related to options assumed from acquisitions. In accordance with the modified prospective method, our financial statements for prior periods (i.e. fiscal 2006) have not been restated to reflect, and do not include, the changes in methodology to expense options at fair values in accordance with Statement 123(R).

(6)	The income tax effects on the above presented charges and gains were calculated based on our effective tax rates of 29.5%, 28.6% and 29.7% in fiscal 2008, 2007 and 2006, respectively.

Software

Software includes new software licenses and software license updates and product support.

New Software Licenses:  New software license revenues represent fees earned from granting customers licenses to use our database and middleware as well as our application software products. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Sales and marketing expenses are largely personnel-related and include commissions earned by our sales force for the sale of our software products, and also include marketing program costs and amortization of intangible assets.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

New Software License Revenues:
Americas	$3,467	26%	24%	$2,751	18%	18%	$2,323
EMEA	2,766	35%	24%	2,043	24%	16%	1,650
Asia Pacific	1,282	18%	11%	1,088	17%	15%	932

Total revenues	7,515	28%	21%	5,882	20%	17%	4,905
Expenses:
Sales and marketing(1)	4,628	20%	14%	3,869	22%	18%	3,169
Stock-based compensation	51	32%	32%	38	388%	388%	8
Amortization of intangible assets(2)	560	58%	58%	354	70%	70%	208

Total expenses	5,239	23%	18%	4,261	26%	23%	3,385

Total Margin	$2,276	40%	31%	$1,621	7%	3%	$1,520

Total Margin %	30%			28%			31%
% Revenues by Geography:
Americas	46%			47%			47%
EMEA	37%			35%			34%
Asia Pacific	17%			18%			19%
Revenues by Product:
Database and middleware	$5,090	24%	17%	$4,119	15%	12%	$3,566
Applications	2,369	38%	33%	1,716	32%	29%	1,303

Total revenues by product	7,459	28%	21%	5,835	20%	17%	4,869
Other revenues	56	19%	15%	47	31%	29%	36

Total new software license revenues	$7,515	28%	21%	$5,882	20%	17%	$4,905

% Revenues by Product:
Database and middleware	68%			71%			73%
Applications	32%			29%			27%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2008 Compared to Fiscal 2007:  New software license revenues growth was positively affected by foreign currency rate fluctuations of 7 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, new software license revenues grew in all major product lines and across all geographies, with database and middleware revenues contributing 55% to the increase in new software license revenues and applications revenues contributing 45%. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 39% and Asia Pacific contributed 9% to the increase in new software license revenues.

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 17% in fiscal 2008 as a result of increased demand for our database and middleware products as well as incremental revenues from acquired companies. Hyperion products contributed $103 million, BEA products contributed $93 million, Stellent products contributed $37 million, Tangosol products contributed $18 million and other recently acquired products contributed $2 million to the total database and middleware revenues growth in fiscal 2008.

On a constant currency basis, applications revenues increased 33% in fiscal 2008 due to continued strengthening of our competitive position in the applications software segment of the software industry as a result of our broad portfolio of product offerings to a diverse customer base and incremental revenues from acquired companies. Hyperion products contributed $199 million, Agile products contributed $58 million, Metasolv products contributed $14 million, and other recently acquired products contributed $42 million to the total applications revenue growth in fiscal 2008.

New software license revenues earned from transactions over $0.5 million grew by 42% in fiscal 2008 and increased from 46% of new software license revenues in fiscal 2007 to 51% in fiscal 2008.

Sales and marketing expenses were adversely impacted by 5 percentage points of unfavorable currency variations during fiscal 2008. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in fiscal 2008 primarily due to higher salaries, benefits and travel expenses resulting from increased headcount, higher commissions expenses associated with both increased revenues and headcount levels, and an increase in planned marketing program expenses. Sales and marketing expenses include $45 million in expenses from BEA in fiscal 2008. These increases were partially offset by a $42 million reduction in litigation related expenses resulting primarily from the settlement of certain legal matters during the third quarter of fiscal 2008.

Total new software license margin as a percentage of revenues increased due to our new software licenses revenues growth rate and a favorable foreign currency impact, partially offset by higher growth rates in our amortization of intangible assets and stock-based compensation expenses.

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

Excluding the effect of currency rate fluctuations, database and middleware revenues grew 12% as a result of increased demand for our database and middleware products as well as incremental revenues from acquired companies. Siebel products contributed incremental revenues of $48 million, Stellent products contributed $26 million, Hyperion products contributed $16 million and other recently acquired products contributed $19 million to the total database and middleware revenues growth in fiscal 2007.

On a constant currency basis, applications revenues increased 29% as a result of the strengthening of our competitive position in the applications software segment of the software industry and incremental revenues from acquired companies. Siebel products contributed $130 million, i-flex products contributed $50 million, Hyperion products contributed $27 million, Portal products contributed $22 million, Demantra products contributed $21 million and other recently acquired products contributed $22 million to the total applications revenues growth.

New software license revenues earned from transactions over $0.5 million grew by 24% in fiscal 2007 and increased from 45% of new software license revenues in fiscal 2006 to 46% in fiscal 2007.

Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in fiscal 2007 primarily due to higher personnel related expenses associated with increased headcount, as well as higher commissions expenses associated with both increased revenues and headcount levels. Total new software license margin as a percentage of revenues declined as our expenses, including amortization costs of intangible assets, grew at a faster rate than our revenues.

Software License Updates and Product Support:  Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support line of business include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support contracts and customer relationships obtained from our acquisitions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Software License Updates and Product Support Revenues:
Americas	$5,587	19%	17%	$4,698	24%	23%	$3,790
EMEA	3,503	32%	20%	2,653	29%	21%	2,052
Asia Pacific	1,238	27%	18%	978	23%	22%	794

Total revenues	10,328	24%	18%	8,329	25%	22%	6,636
Expenses:
Software license updates and product support(1)	987	19%	13%	831	16%	12%	716
Stock-based compensation	10	-6%	-6%	11	306%	306%	3
Amortization of intangible assets(2)	596	27%	27%	470	34%	34%	351

Total expenses	1,593	21%	18%	1,312	23%	21%	1,070

Total Margin	$8,735	24%	18%	$7,017	26%	23%	$5,566

Total Margin %	85%			84%			84%
% Revenues by Geography:
Americas	54%			57%			57%
EMEA	34%			32%			31%
Asia Pacific	12%			11%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2008 Compared to Fiscal 2007:  The growth in our software license updates and product support revenues was favorably affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2008 as a result of the addition of software license updates and product support contracts associated with new software licenses sold during the fourth quarter of fiscal 2007 and over the course of fiscal 2008, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 36% and Asia Pacific contributed 11% to the increase in software license updates and product support revenues.

Software license updates and product support revenues in fiscal 2008 include incremental revenues of $303 million from Hyperion, $38 million from BEA, $38 million from Agile, $30 million from Stellent, $25 million from Metasolv, and $46 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair value at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $179 million, $212 million and $391 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in fiscal 2008, 2007 and 2006, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year.

Software license updates and product support expenses were adversely impacted by 3 percentage points of unfavorable currency variations during fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base, higher bonuses and commissions due to increased revenues, and higher amortization expenses resulting from additional intangible assets acquired during fiscal 2008 and fiscal 2007. Software license updates and product support expenses include $7 million of expense growth from BEA in fiscal 2008. Total software license updates and product support margin as a percentage of revenues increased slightly as our revenues grew faster than expenses, but were partially offset by a higher growth rate in our amortization of intangible assets expenses.

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2007 as a result of the addition of software license updates and product support contracts associated with new software licenses sold during the fourth quarter of fiscal 2006 and over the course of fiscal 2007, the renewal of substantially all of the customer base eligible for renewal in fiscal 2007 and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 59%, EMEA contributed 29% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues. Software license updates and product support revenues in fiscal 2007 include revenue growth of $310 million from Siebel, $37 million from i-flex, $19 million from Hyperion, and $55 million from other recently acquired companies.

Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base, higher amortization expenses resulting from additional intangible assets acquired during fiscal 2007 and fiscal 2006 and higher stock-based compensation expenses. Software license updates and product support expenses include $16 million in incremental expenses from both i-flex and Hyperion. Total software license updates and product support margin as a percentage of revenues remained constant as intangible asset amortization expenses and stock-based compensation expenses grew much faster than revenues and offset the lower growth in other operating expenses.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Consulting Revenues:
Americas	$1,720	12%	10%	$1,534	33%	32%	$1,157
EMEA	1,291	25%	14%	1,033	34%	24%	771
Asia Pacific	466	54%	42%	302	57%	52%	192

Total revenues	3,477	21%	15%	2,869	35%	31%	2,120
Expenses:
Cost of services(1)	3,014	22%	16%	2,477	32%	27%	1,878
Stock-based compensation	7	-18%	-18%	9	36%	36%	7
Amortization of intangible assets(2)	42	38%	38%	30	585%	579%	4

Total expenses	3,063	22%	16%	2,516	33%	29%	1,889

Total Margin	$414	17%	10%	$353	53%	47%	$231

Total Margin %	12%			12%			11%
% Revenues by Geography:
Americas	50%			53%			55%
EMEA	37%			36%			36%
Asia Pacific	13%			11%			9%

(1)	Excluding stock-based compensation

(2)	Included as a component of ’Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2008 Compared to Fiscal 2007:  Consulting revenue growth was positively affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, consulting revenues increased during fiscal 2008 primarily due to an increase in application product implementations associated with the sales of our application software products and incremental revenues from our recent acquisitions, primarily Hyperion and BEA. BEA added $16 million to our consulting revenue growth in fiscal 2008. Excluding the effect of currency rate fluctuations, the Americas contributed 36%, EMEA contributed 35% and Asia Pacific contributed 29% to the increase in consulting revenues.

Consulting expenses were adversely impacted by 6 percentage points of unfavorable currency variations during fiscal 2008. Excluding the effect of currency rate fluctuations, consulting expenses increased during fiscal 2008 as a result of higher personnel related expenses attributable to higher headcount levels and third party contractor expenses that supported our increase in revenues. BEA added $16 million to our consulting expense growth in fiscal 2008. Total consulting margin as a percentage of revenues remained constant during fiscal 2008 as margin improvements in the EMEA and Asia Pacific regions were offset by expense growth in the Americas region and for i-flex and an increase in our amortization of intangible asset expenses.

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, consulting revenues increased during fiscal 2007 primarily due to an increase in our application product implementations associated with the increase in sales of our application software products and incremental revenues from our acquisitions, including $359 million of incremental revenues from i-flex, whom we acquired at the beginning of fiscal 2007, and $16 million of incremental revenues from Hyperion. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 29% and Asia Pacific contributed 16% to the increase in consulting revenues.

Excluding the effect of currency rate fluctuations, consulting expenses increased in fiscal 2007 as a result of higher personnel related expenses attributable to higher headcount levels and third-party contractor expenses. Consulting expenses included $281 million of incremental expenses from i-flex and $17 million from Hyperion. Total consulting margin as a percentage of revenues increased primarily due to higher margins contributed by i-flex.

On Demand:  On Demand includes our Oracle On Demand, CRM On Demand and Advanced Customer Services offerings. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for our database and middleware as well as our applications software delivered either at our data center facilities, at select partner data centers, or at customer facilities. CRM On Demand is a service offering that provides our customers with our CRM software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of configuration and performance analysis, personalized support and on-site technical services. The cost of providing On Demand services consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

On Demand Revenues:
Americas	$375	20%	18%	$313	35%	35%	$231
EMEA	226	29%	18%	176	49%	39%	118
Asia Pacific	93	36%	28%	68	46%	42%	48

Total revenues	694	25%	19%	557	40%	37%	397
Expenses:
Cost of services(1)	632	10%	6%	574	49%	45%	385
Stock-based compensation	5	16%	16%	4	*	*	—
Amortization of intangible assets(2)	14	0%	0%	14	365%	365%	3

Total expenses	651	10%	6%	592	52%	47%	388

Total Margin	$43	224%	213%	$(35)	-553%	-512%	$9

Total Margin %	6%			-6%			2%
% Revenues by Geography:
Americas	54%			56%			58%
EMEA	33%			32%			30%
Asia Pacific	13%			12%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Fiscal 2008 Compared to Fiscal 2007:  On Demand revenue growth was positively affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, On Demand revenues increased in fiscal 2008 due to an increase in each service category’s subscription base as more customers engaged us to provide IT outsourcing solutions. On a constant currency basis, Oracle On Demand, Advanced Customer Services and CRM On Demand contributed 44%, 42% and 14%, respectively. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 29% and Asia Pacific contributed 18% to the increase in On Demand revenues.

Excluding the effect of unfavorable currency rate fluctuations of 4 percentage points, On Demand expenses increased in fiscal 2008 due to higher salaries and benefits expenses associated with increased headcount, and higher technology infrastructure related expenses to support the expansion of our customer base. These expense increases were partially offset by a shift of certain U.S. based costs to global support centers in lower cost countries. Total On Demand margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a level consistent with fiscal 2007 and the favorable impact of currency effects during the period. Our Advanced Customer Services and CRM On Demand margin percentages also improved modestly in comparison to fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, On Demand revenues increased in fiscal 2007 due to higher Advanced Customer Services revenues, and the expansion of our subscription base in both Oracle On Demand and CRM On Demand services. Advanced Customer Services revenues contributed 46% of the growth, while Oracle On Demand and CRM On Demand contributed 33% and 21%, respectively. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 32% and Asia Pacific contributed 13% to the increase in On Demand revenues. Advanced Customer Services and CRM On Demand revenues included $50 million and $31 million, respectively, of incremental revenues from Siebel in fiscal 2007.

On Demand expenses were adversely impacted by 5 percentage points of unfavorable currency variations during fiscal 2007. Excluding the effect of currency rate fluctuations, On Demand expenses increased due to higher personnel related expenditures, higher amortization expenses resulting from intangible assets, as well as higher IT related costs to support the expansion of our customer base. On Demand expense growth also reflects a full year of expenses from Siebel On Demand employees (in comparison to only four months in fiscal 2006). Total On Demand margin as a percentage of revenues decreased, primarily driven by more rapid growth in personnel related expenses in comparison to revenues, and to a lesser extent, growth in IT related expenditures for Oracle On Demand and CRM On Demand, as well as amortization of intangible assets. Advanced Customer Services operating margins remained flat compared with the prior year while operating losses in both Oracle On Demand and CRM On Demand increased.

Education:  Education revenues are earned by providing instructor led, media based and internet based training in the use of our database and middleware software products as well as applications software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Education Revenues:
Americas	$181	10%	8%	$164	9%	8%	$151
EMEA	159	20%	9%	132	13%	6%	117
Asia Pacific	76	22%	14%	63	16%	14%	54

Total revenues	416	16%	10%	359	11%	8%	322
Expenses:
Cost of services(1)	325	15%	8%	283	15%	11%	246
Stock-based compensation	1	-17%	-17%	2	*	*	—

Total expenses	326	15%	8%	285	16%	12%	246

Total Margin	$90	21%	16%	$74	-2%	-5%	$76

Total Margin %	22%			21%			24%
% Revenues by Geography:
Americas	44%			46%			47%
EMEA	38%			37%			36%
Asia Pacific	18%			17%			17%

(1)	Excluding stock-based compensation

*	Not meaningful

Fiscal 2008 Compared to Fiscal 2007:  Education revenue growth was positively affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, education revenues increased in fiscal 2008 due primarily to an increase in customer training on the use of our applications products, including recently acquired products. BEA contributed $2 million to our revenue growth in fiscal 2008. Excluding the effect of currency rate fluctuations, the Americas contributed 39%, EMEA contributed 36% and Asia Pacific contributed 25% to the increase in education revenues.

Excluding the effect of unfavorable currency rate fluctuations of 7 percentage points, education expenses increased due to higher personnel related expenses during the first half of fiscal 2008 and were partially offset by lower personnel related expenses in the second half of fiscal 2008 as a result of restructuring actions taken. Education expenses also increased due to third party contractor expenses and royalty fees associated with increased revenues and included $2 million of incremental expenses from BEA. Education margin as a percentage of revenues increased slightly in fiscal 2008 as revenue growth exceeded expense growth.

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, education revenues grew in fiscal 2007 primarily due to an increase in customer training on the use of our application products, as well as $5 million of incremental revenues from Hyperion. The Americas contributed 46%, EMEA contributed 26% and Asia Pacific contributed 28% to the increase in education revenues.

Excluding the effects of currency rate fluctuations, education expenses increased in fiscal 2007 due to incremental headcount and associated personnel related expenditures, as well as higher third party contractor expenses and royalty fees associated with increased revenues. Education expenses also included $3 million of incremental expenses from Hyperion. Total education margin as a percentage of revenues decreased as expenses grew at a higher rate than revenues.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Research and development(1)	$2,627	24%	22%	$2,110	14%	11%	$1,859
Stock-based compensation	114	35%	35%	85	541%	541%	13
Amortization of intangible assets(2)	—	-100%	-100%	10	-47%	-47%	17

Total expenses	$2,741	25%	22%	$2,205	17%	16%	$1,889

% of Total Revenues	12%			12%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2008 Compared to Fiscal 2007:  Excluding the effect of currency rate fluctuations, research and development expenses increased in fiscal 2008 due to higher employee related expenses associated with higher headcount levels, including higher stock-based compensation expenses, and $46 million of increased expenses pertaining to certain legal-related matters. Our growth in research and development expenses included $15 million from BEA in fiscal 2008. The increase in our headcount was the combined result of our recent acquisitions and our hiring of additional resources to develop new functionality for our existing products. Research and development headcount as of the end of fiscal 2008 increased by approximately 2,550 employees in comparison to fiscal 2007, and included approximately 950 employees from BEA.

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, research and development expenses increased due to higher salary and benefits expenses associated with higher headcount levels, increased stock-based compensation expenses due to our adoption of Statement 123(R) at the beginning of fiscal 2007, and increased external contractor expenses. Our growth in research and development expenses was impacted by our acquisitions, including $25 million from i-flex and $19 million from Hyperion. Research and development headcount increased by approximately 3,600 employees in comparison to fiscal 2006, and included approximately 1,200 employees from i-flex and 600 employees from Hyperion.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

General and Administrative(1)	$739	15%	10%	$643	16%	13%	$555
Stock-based compensation	69	40%	40%	49	*	*	—

Total expenses	$808	17%	12%	$692	25%	22%	$555

% of Total Revenues	4%			4%			4%

(1)	Excluding stock-based compensation

*	Not meaningful

Fiscal 2008 Compared to Fiscal 2007:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased during fiscal 2008 as a result of higher personnel related costs associated with increased headcount to support our expanding operations and increased stock-based compensation expenses. General and administrative expenses include $4 million of expenses from BEA in fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased during fiscal 2007 as a result of higher personnel related costs associated with increased headcount to support our expanding operations, the recognition of stock-based compensation expenses due to the adoption of Statement 123(R) at the beginning of fiscal 2007 and increased professional services fees, primarily litigation related expenses. General and administrative expenses included incremental expenses of $25 million from i-flex and $10 million from Hyperion in fiscal 2007.

Amortization of Intangible Assets Expenses:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Software support agreements and related relationships	$402	25%	25%	$321	33%	33%	$241
Developed technology	515	45%	45%	355	72%	72%	206
Core technology	178	34%	34%	133	46%	46%	91
Customer contracts	85	93%	93%	44	47%	47%	30
Trademarks	32	28%	28%	25	67%	67%	15

Total amortization of intangible assets	$1,212	38%	38%	$878	51%	51%	$583

Fiscal 2008 Compared to Fiscal 2007:  Amortization of intangible assets increased in fiscal 2008 due to the amortization of acquired intangibles from Agile, Hyperion, BEA and other acquisitions that we consummated since the fourth quarter of fiscal 2007. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

Fiscal 2007 Compared to Fiscal 2006:  Amortization of intangible assets increased in fiscal 2007 due to the amortization of purchased intangibles from Hyperion, Siebel (a full year of amortization in fiscal 2007 in comparison to four months in fiscal 2006), i-flex and other acquisitions that we consummated since the fourth quarter of fiscal 2006.

Acquisition Related and Other Expenses:  Acquisition related and other expenses primarily consist of in-process research and development expenses, integration related professional services, stock-based compensation expenses, personnel related costs for transitional employees, certain business combination contingency adjustments after the purchase price allocation period has ended, and certain other expenses (income), net. Stock-based compensation expenses included in acquisition related and other expenses relate to unvested options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

In-process research and development	$24	-84%	-84%	$151	94%	94%	$78
Transitional employee related expenses	32	34%	33%	24	-20%	-20%	30
Stock-based compensation	112	1,144%	1,144%	9	-50%	-50%	18
Professional fees	7	-13%	-13%	8	-27%	-27%	11
Business combination contingency adjustments	6	111%	111%	(52)	*	*	—
Gain on sale of property	(57)	*	*	—	*	*	—

Total acquisition related and other expenses	$124	-11%	-12%	$140	2%	2%	$137

*	Not meaningful

Fiscal 2008 Compared to Fiscal 2007:  Acquisition related and other expenses decreased during fiscal 2008 due to lower in-process research and development acquired as a part of our fiscal 2008 acquisitions in comparison to our fiscal 2007 acquisitions and a $57 million gain on a property sale in December 2007 (see Note 1 to Notes to Consolidated Financial Statements for additional information). These decreases to acquisition related and other expenses were partially offset by higher transitional employee related expenses and increased stock-based compensation expenses due to the acceleration of certain acquired employee stock options pursuant to the terms of those options. Business combination contingency adjustments in fiscal 2007 included a $52 million benefit relating to the settlement of a lawsuit filed against PeopleSoft on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft, and represented a pre-acquisition contingency that we identified and assumed in connection with our acquisition of PeopleSoft. We settled this lawsuit in October 2006, which was subsequent to the purchase price allocation period, for approximately $98 million. Accordingly, we included the difference between the amount accrued as of the end of the purchase price allocation period and the settlement amount as a $52 million benefit to our consolidated statement of operations for fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006:  Acquisition related charges increased primarily due to in-process research and development charges resulting from our acquisitions of Hyperion, i-flex and others in fiscal 2007. This increase was almost entirely offset by a $52 million benefit as described above.

Restructuring expenses:  Restructuring expenses consist of Oracle employee severance costs and Oracle duplicate facilities closures that were initiated to improve our cost structure as a result of acquisitions. For additional information regarding the Oracle restructuring plans, as well as restructuring activities of our acquired companies, please see Note 7 of Notes to Consolidated Financial Statements.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Restructuring expenses	$41	113%	95%	$19	-78%	-78%	$85

Fiscal 2008 Compared to Fiscal 2007:  During the second quarter of fiscal 2008, our management with the appropriate level of authority approved, committed to, and initiated the Oracle Fiscal 2008 Restructuring Plan (2008 Plan) as a result of certain management and operational changes that are intended to improve efficiencies in our Oracle-based operations. Our 2008 Plan was amended in the fourth quarter of fiscal 2008 to include the expected effects resulting from our acquisition of BEA. The total estimated costs associated with the 2008 Plan are approximately $111 million and are primarily related to employee severance. The majority of these estimated costs are expected to be incurred over the course of fiscal 2009. Our estimated costs are preliminary and may be subject to change in future periods. We incurred restructuring expenses of $41 million in fiscal 2008, pursuant to the 2008 Plan (see Note 7 to Notes to Consolidated Financial Statements for additional information). Restructuring expenses in fiscal 2007 relate to Oracle employee severance and facility closures that were recorded in those periods and were a part of a restructuring plan initiated in the third quarter of fiscal 2006.

Fiscal 2007 Compared to Fiscal 2006:  Restructuring expenses decreased in fiscal 2007 as we initiated the majority of the actions pursuant to the Fiscal 2006 Oracle Restructuring Plan during fiscal 2006. Our management did not initiate any new plans to restructure our Oracle-based operations during fiscal 2007.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Interest expense	$394	15%	15%	$343	103%	104%	$169

Fiscal 2008 Compared to Fiscal 2007:  Interest expense increased in fiscal 2008 due to higher average borrowings resulting from the issuance of $5.0 billion of senior notes in April 2008, a net increase of $500 million in additional senior notes outstanding for the majority of fiscal 2008 and our issuances of short-term commercial paper in the fourth quarter of fiscal 2008 and fourth quarter of fiscal 2007 (we repaid these commercial paper amounts during fiscal 2008).

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

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, the minority owners’ share in the net profits of our majority-owned i-flex and Oracle Japan subsidiaries, and other income including net gains related to our marketable securities and other investments.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Interest income	$337	14%	9%	$295	74%	72%	$170
Foreign currency gains, net	40	-10%	3%	45	15%	19%	39
Minority interests	(60)	-15%	-18%	(71)	72%	70%	(41)
Other, net	67	-22%	-26%	86	15%	8%	75

Total non-operating income, net	$384	8%	5%	$355	46%	45%	$243

Fiscal 2008 Compared to Fiscal 2007:  Non-operating income, net increased in fiscal 2008 primarily due to an increase in interest income from higher weighted average cash and marketable securities balances during fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006:  Non-operating income, net increased in fiscal 2007 primarily due to higher interest income attributable to an increase in average interest rates (the weighted average interest rate earned on cash, cash equivalents and marketable securities increased from 3.04% in fiscal 2006 to 3.97% in fiscal 2007), partially offset by higher minority interests’ share in the net profits of i-flex and our Oracle Japan majority-owned subsidiaries.

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

	Year Ended May 31,
(Dollars in millions)	2008	Actual	Constant	2007	Actual	Constant	2006

Provision for income taxes	$2,313	35%	32%	$1,712	20%	20%	$1,429
Effective tax rate	29.5%			28.6%			29.7%

Provision for income taxes increased in fiscal 2008 and fiscal 2007 due to higher earnings before taxes. See Note 12 of Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2008	Change	2007	Change	2006

Working capital	$8,074	131%	$3,496	-31%	$5,044
Cash, cash equivalents and marketable securities	$11,043	57%	7,020	-8%	7,605

Working capital:  The increase in working capital in fiscal 2008 was primarily due to an increase in our cash, cash equivalents and marketable securities balances resulting from the issuance of $5.0 billion of long-term senior notes in April 2008, additional cash and trade receivables generated from our operations and our adoption of FIN 48, which resulted in a significant reclassification of certain short-term tax liabilities to long-term (see Note 12 to Notes to Consolidated Financial Statements for additional information). These increases in working capital were partially offset by cash used in fiscal 2008 to pay for our acquisitions (primarily BEA) and to repurchase our common stock. The decrease in working capital in fiscal 2007 was primarily a result of cash used to pay for our acquisitions and stock repurchases, partially offset by increases in operating cash flows from higher sales volumes, proceeds received from employee stock option exercises and an increase in our long-term borrowings.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise obligations. Cash, cash equivalents and marketable securities include $10.1 billion held by our foreign subsidiaries as of May 31, 2008. The increase in cash, cash equivalents and marketable securities at May 31, 2008 in comparison to May 31, 2007 is due to the issuance of $5.0 billion of senior notes in April 2008 and an increase in our operating cash flows resulting primarily from an increase in net income, partially offset by cash used for our acquisitions (primarily BEA), net repayments of our short-term commercial paper notes, and repurchases of our common stock. The decrease in cash, cash equivalents and marketable securities at May 31, 2007 in comparison to May 31, 2006 is a result of cash used to pay for acquisitions and stock repurchases during fiscal 2007, partially offset by an increase in our operating cash flows from higher net income, increases in our short-term and long-term borrowings and proceeds from stock option exercises.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 63 days at May 31, 2008 compared with 62 days at May 31, 2007. The days sales outstanding calculation excludes the adjustment to reduce software license updates and product support revenues related to adjusting the carrying value for deferred support revenues acquired to fair value. Our increase in days sales outstanding is primarily due to differences in the timing of completion of certain sales transactions between years and a slight decline in timeliness of collections in certain countries.

	Year Ended May 31,
(Dollars in millions)	2008	Change	2007	Change	2006

Cash provided by operating activities	$7,402	34%	$5,520	22%	$4,541
Cash used for investing activities	$(9,076)	83%	$(4,971)	48%	$(3,359)
Cash provided by (used for) financing activities	$3,281	388%	$(1,139)	-175%	$1,527

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements.

Payments from customers for software license updates and product support agreements are generally received near the beginning of the contract term, which is generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.

Fiscal 2008 Compared to Fiscal 2007:  Net cash provided by operating activities increased in fiscal 2008 primarily due to higher net income, partially offset by increased accounts receivable due to fourth quarter fiscal 2008 revenue growth.

Fiscal 2007 Compared to Fiscal 2006:  Cash flows provided by operating activities increased in fiscal 2007 primarily due to higher net income, partially offset by increased accounts receivable due to fourth quarter fiscal 2007 revenue growth, cash payments to terminate leases associated with excess facilities assumed in the Siebel acquisition, and the settlement of a pre-acquisition lawsuit filed against PeopleSoft.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Fiscal 2008 Compared to Fiscal 2007:  Net cash used for investing activities increased in fiscal 2008 due to an increase in cash used for acquisitions (primarily BEA), net of cash acquired and an increase in cash used to purchase marketable securities (net of proceeds received from maturities).

Fiscal 2007 Compared to Fiscal 2006:  Net cash used for investing activities increased in fiscal 2007 due to an increase in cash used for acquisitions, net of cash acquired. We paid cash to purchase a number of companies in fiscal 2007 including Hyperion, Stellent, MetaSolv, and Portal Software, and to purchase additional equity securities in i-flex. Cash outflows in fiscal 2006 primarily relate to our acquisition of Siebel and our equity investment purchases in i-flex.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchases and proceeds from stock option exercise activity.

Fiscal 2008 Compared to Fiscal 2007:  Net cash provided by financing activities in fiscal 2008 increased in comparison to cash used by financing activities in fiscal 2007 due to the issuance of $5.0 billion of long-term senior notes in April 2008, additional proceeds from stock option exercises, excess tax benefits realized from stock-based compensation arrangements, and decreased spending on stock repurchases, and were partially offset by $1.4 billion of net repayments of short-term commercial paper notes.

Fiscal 2007 Compared to Fiscal 2006:  Net cash used for financing activities in fiscal 2007 primarily relates to an increase in stock repurchases and lower borrowings, net of repayments, when compared with fiscal 2006.

Free cash flow:  To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flows generated from our operations. We believe free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows as follows:

	Year Ended May 31,
(Dollars in millions)	2008	Change	2007	Change	2006

Cash provided by operating activities	$7,402	34%	$5,520	22%	$4,541
Capital expenditures(1)	$(243)	-24%	$(319)	35%	$(236)

Free cash flow	$7,159	38%	$5,201	21%	$4,305

Net income	$5,521	29%	$4,274	26%	$3,381

Free cash flow as a percent of net income	130%		122%		127%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In fiscal 2008, 2007 and 2006, $1.1 billion, $891 million and $618 million or approximately 15%, 15% and 13%, respectively, of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of May 31, 2008:

	Year Ending May 31,
(Dollars in millions)	Total	2009	2010	2011	2012	2013	Thereafter

Principal payments on borrowings(1)	$11,250	$1,000	$1,000	$2,250	$—	$1,250	$5,750
Capital leases(2)	2	1	1	—	—	—	—
Interest payments on borrowings(1)	5,509	602	552	506	392	392	3,065
Operating leases(3)	1,713	432	370	259	187	124	341
Purchase obligations(4)	432	395	17	4	3	3	10
Funding commitments(5)	3	3	—	—	—	—	—

Total contractual obligations	$18,909	$2,433	$1,940	$3,019	$582	$1,769	$9,166

(1)	Our borrowings (excluding capital leases) consist of the following as of May 31, 2008:

Principal Balance

Floating rate senior notes due May 2009	$1,000
Floating rate senior notes due May 2010	1,000
5.00% senior notes due January 2011, net of discount of $4	2,246
4.95% senior notes due April 2013	1,250
5.25% senior notes due January 2016, net of discount of $9	1,991
5.75% senior notes due April 2018, net of discount of $1	2,499
6.50% senior notes due April 2038, net of discount of $2	1,248

Total borrowings	$11,234

Our floating rate senior notes due May 2009 and May 2010 bore interest at a rate of 2.70% and 2.74%, respectively, as of May 31, 2008. In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively. Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of May 31, 2008 for variable rate borrowings after consideration of the aforementioned interest rate swap agreements.

(2)	Represents remaining payments under capital leases assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $355 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2008.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments, which are payable upon demand.

Excluded from the table above are agreements that we entered into during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 in which we agreed to acquire a number of companies for estimated total cash consideration of $407 million. We expect these transactions to close during the first quarter of fiscal 2009.

As of May 31, 2008, we have $1.7 billion of unrecognized tax benefits recorded on our consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $90 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2009. We cannot make a reasonably reliable estimate of the period in which the remainder of these liabilities will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2009.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund our acquisitions, including the aforementioned acquisitions that we expect to close during the first quarter of fiscal 2009, and repurchase common stock with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Financing Activities

Senior Notes

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes is due April 2013 (2013 Notes), $2.5 billion of 5.75% senior notes is due April 2018 (2018 Notes), and $1.25 billion of 6.50% senior notes is due April 2038 (2038 Notes). We issued these senior notes to finance the acquisition of BEA and for general corporate purposes. Some or all of the 2013 Notes, 2018 Notes and 2038 Notes may be redeemed at any time, subject to payment of a make-whole premium. The 2013 Notes, 2018 Notes and 2038 Notes pay interest semi-annually.

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

The effective interest yields of the New 2009 Notes, 2010 Notes, 2011 Notes, 2013 Notes, 2016 Notes, 2018 Notes, and 2038 Notes (collectively, the Senior Notes) at May 31, 2008 were 2.70%, 2.74%, 5.08%, 4.96%, 5.33%, 5.76% and 6.52%, respectively. In September 2007, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with the New 2009 Notes and 2010 Notes so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively, until maturity.

The Senior Notes rank pari passu with any Commercial Paper Notes (defined below) that we may issue and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation will be effectively senior to the Senior Notes and any Commercial Paper Notes that we may issue.

Commercial Paper Program

In March 2008, we increased our commercial paper program to $5.0 billion from $3.0 billion (the CP Program). The original dealer agreements entered into in February 2006 with each of Banc of America Securities LLC, JP Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Money Markets Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated and the Issuing and Paying Agency Agreement entered into in February 2006 with JPMorgan Chase Bank, National Association, remained in effect and were not changed. Under the CP Program, we may issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws. In fiscal 2008 and 2007, we issued approximately $1.2 billion and $2.1 billion of Commercial Paper Notes, respectively, of which none and $1.4 billion remained outstanding as of May 31, 2008 and 2007, respectively. As of May 31, 2008, we had $5.0 billion of capacity remaining under our CP Program.

Revolving Credit Agreements

In March 2008, we entered into a $2.0 billion, 364-Day Revolving Credit Agreement with Wachovia Bank, National Association, Bank of America, N.A. and certain other lenders (2008 Credit Agreement). The 2008 Credit Agreement was in addition to an existing $3.0 billion, five-year Revolving Credit Agreement with substantially the same parties that we entered into in March 2006 (the 2006 Credit Agreement and, collectively with the 2008 Credit Agreement, the Credit Agreements). The Credit Agreements provide for unsecured revolving credit facilities, which can also be used to backstop any Commercial Paper Notes (see above) that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the Credit Agreements, we may borrow, prepay and re-borrow amounts under the facilities at any time during the terms of the Credit Agreements. Interest for the Credit Agreements is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate. Any amounts drawn pursuant to the 2008 Credit Agreement are due on March 17, 2009 (we may, upon the agreement of the lenders, extend the facility by up to two times in succession). Any amounts drawn pursuant to the 2006 Credit Agreement are due on March 14, 2011. No amounts were outstanding pursuant to the Credit Agreements as of May 31, 2008 and 2007. A total of $5.0 billion remained available pursuant to the Credit Agreements at May 31, 2008.

The Credit Agreements contain certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreements may be declared immediately due and payable and the Credit Agreements may be terminated. We were in compliance with the Credit Agreements’ covenants as of May 31, 2008.

Selected Quarterly Financial Data

Quarterly revenues and expenses have historically been affected by a variety of seasonal factors, including sales compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the software industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter. We expect this trend to continue into the first quarter of fiscal 2009.

The following tables set forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The sum of the quarterly financial information may vary from the annual data due to rounding.

	Fiscal 2008 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31

Revenues	$4,529	$5,313	$5,349	$7,239
Gross profit	$2,111	$2,690	$2,731	$4,028
Operating income	$1,217	$1,782	$1,875	$2,971
Net income	$840	$1,303	$1,340	$2,037
Earnings per share—basic	$0.16	$0.25	$0.26	$0.40
Earnings per share—diluted	$0.16	$0.25	$0.26	$0.39

	Fiscal 2007 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31

Revenues	$3,591	$4,163	$4,414	$5,828
Gross profit	$1,666	$2,024	$2,197	$3,143
Operating income	$943	$1,357	$1,394	$2,281
Net income	$670	$967	$1,033	$1,604
Earnings per share—basic	$0.13	$0.19	$0.20	$0.31
Earnings per share—diluted	$0.13	$0.18	$0.20	$0.31

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2005 has been a weighted average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new options granted and assumed, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10-year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At May 31, 2008, 11% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. Over the last 10 years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to repay indebtedness or for other purposes. At May 31, 2008, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.3%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees. Stock option activity from June 1, 2005 through May 31, 2008 is summarized as follows (shares in millions):

Options outstanding at May 31, 2005	469
Options granted	190
Options assumed	143
Options exercised	(328)
Forfeitures and cancellations	(96)

Options outstanding at May 31, 2008	378

Average annualized options granted and assumed net of forfeitures	79
Average annualized stock repurchases	159
Shares outstanding at May 31, 2008	5,150
Weighted average shares outstanding from June 1, 2005 through May 31, 2008	5,166
Options outstanding as a percent of shares outstanding at May 31, 2008	7.3%
In the money options outstanding (based on our May 31, 2008 stock price) as a percent of shares outstanding at May 31, 2008	6.6%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through May 31, 2008	1.5%
Weighted average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through May 31, 2008	-1.6%

Our Compensation Committee approves the annual organization-wide option grants to certain key employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:  We generally purchase debt security investments with relatively short maturities (see a description of our debt securities held in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations presented above). Therefore, interest rate movements generally do not materially affect the valuation of our debt security investments. Changes in the overall level of interest rates affect the interest income that is generated from our investments. For fiscal 2008, total interest income was $337 million with investments yielding an average 3.44% on a worldwide basis. This interest rate level was down by 53 basis points from 3.97% for fiscal 2007. If overall interest rates fell by 100 basis points from our average of 3.44% during fiscal 2008, our annual interest income would decline by approximately $95 million, assuming consistent investment levels. The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at May 31, 2008. The cash, cash equivalent and marketable securities balances are recorded at their fair values at May 31, 2008.

	Fair Value of
	Available-for-Sale	Weighted Average
(Dollars in millions)	Securities	Interest Rate

Cash and cash equivalents	$8,262	2.35%
Marketable securities	2,781	2.71%

Total cash, cash equivalents and marketable securities	$11,043	2.44%

The following table includes the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies. See discussion of our foreign currency risk below for a description of how we hedge net assets of certain international subsidiaries from foreign currency exposure.

U.S. Dollar
Equivalent at
(in millions)	May 31, 2008

Euro	$1,941
Japanese Yen	801
British Pound	705
Chinese Renminbi	477
Indian Rupee	357
Canadian Dollar	275
Australian Dollar	258
Other foreign currencies	1,629

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$6,443

Our borrowings as of May 31, 2008 were $11.2 billion, consisting of $9.2 billion of fixed rate borrowings and $2.0 billion of variable rate borrowings. Our variable rate borrowings were as follows at May 31, 2008:

(Dollars in millions)	Borrowings	Interest Rate

Floating rate senior notes due May 2009(1)	$1,000	2.70%
Floating rate senior notes due May 2010(1)	1,000	2.74%

Total borrowings subject to variable interest rate fluctuations	$2,000

(1)	The 2009 and 2010 Notes bear interest at a floating rate equal to three-month LIBOR plus 0.02% per year and 0.06% per year, respectively. In September 2007, we entered into two interest-rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively. The critical terms of the interest rate swap agreements and the senior notes that the swap agreements pertain to match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The fair values of the aforementioned interest rate swaps totaled an unrealized loss of $24 million, net of tax effects, at May 31, 2008. We are accounting for these swaps as hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized losses are included in accumulated other comprehensive income and the corresponding fair value payables are included in other current and long-term liabilities in our condensed consolidated balance sheet.

Foreign Currency Transaction Risk:  We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts that we enter into to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses resulting from fair value changes included in non-operating income, net (the effective portion of our Yen equity hedge described below is included in stockholders’ equity). Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in non-operating income, net in the accompanying consolidated statements of operations were $17 million, $17 million and $15 million in fiscal 2008, 2007 and 2006, respectively. The net unrealized gains of our outstanding foreign currency forward contracts were $3 million and $5 million at May 31, 2008 and 2007, respectively.

The tables below present the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for our outstanding forward contracts as of May 31, 2008 and exclude our net investment hedge contract described further below. Notional weighted average exchange rates listed in the tables below are quoted using market conventions. All of our forward contracts mature within one year with the substantial majority maturing within 90 days as of May 31, 2008.

Tables of Forward Contracts

United States Dollar Foreign Exchange Contracts

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars for	Weighted Average
	for U.S. Dollars	Foreign Currency	Exchange Rate
(Dollars in millions)	(Notional Amount)	(Notional Amount)	(Market Convention)

Functional Currency:
Australian Dollar	$—	$49	0.95
British Pound	—	11	1.97
Canadian Dollar	—	80	0.99
Chilean Peso	6	—	483.80
Chinese Renminbi	330	—	6.89
Columbian Peso	18	—	1,806.15
Danish Krone	2	—	4.80
European Euro	3	—	1.56
Indian Rupee	112	112	41.89
Japanese Yen	32	—	104.12
Korean Won	61	—	1,038.50
Mexican Peso	8	—	10.48
Norwegian Krone	2	—	5.09
Peruvian New Sol	5	1	2.84
Philippine Peso	20	—	45.00
Polish Zloty	5	8	2.19
Saudi Arabian Riyal	32	—	3.74
Singapore Dollar	—	127	1.36
South African Rand	33	—	7.89
Taiwan Dollar	13	—	30.36
Thai Baht	12	—	32.63

Total	$694	$388

European Euro Foreign Exchange Contracts

	Exchange	Exchange	Notional
	Foreign Currency	Euros for	Weighted Average
	for Euros	Foreign Currency	Exchange Rate
(Euros in millions)	(Notional Amount)	(Notional Amount)	(Market Convention)

Functional Currency:
British Pound	€33	€—	0.79
Danish Krone	3	—	7.46
Indian Rupee	—	4	60.66
Israeli Shekel	2	—	5.15
Norwegian Krone	4	—	7.91
Polish Zloty	7	—	3.41
Saudi Arabian Riyal	2	—	5.86
Slovakian Koruna	1	—	30.70
South African Rand	22	—	12.33
Swedish Krona	6	—	9.35
Swiss Franc	7	—	1.62
United States Dollar	16	—	1.56

Total	€103	€4

Net Investment Risk:  We hedge the net assets of certain of our international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of our net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the excluded portion and the ineffective portion, if any) is recognized in non-operating income, net.

Net gains (losses) on investment hedges reported in stockholders’ equity, net of tax effects, were $(53) million, $28 million and $14 million in fiscal 2008, 2007 and 2006, respectively. Net gains on investment hedges reported in non-operating income, net were $23 million, $28 million and $24 million in fiscal 2008, 2007 and 2006, respectively.

At May 31, 2008, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of our majority owned subsidiary, Oracle Japan. The fair value of our Yen investment hedge was nominal at May 31, 2008 and 2007. As of May 31, 2008, the Yen investment hedge had a notional amount of $633 million and an exchange rate of 104.32 Yen for each U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2008. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The information required by this Item is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on October 10, 2008.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the information to be contained in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	May 31, 2008
			Number of Shares
	Number of		Remaining Available
	Shares to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation
(in millions, except price data)	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by stockholders	301	$16.33	382	(2)
Equity compensation plans not approved by stockholders(3)	78	$16.28	—

Total	379	$16.37	382

(1)	These numbers exclude the shares listed under the column heading “Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	This number includes 81 million shares available for future issuance under the Oracle Corporation Employee Stock Purchase Plan (1992).

(3)	These options and restricted stock units were assumed in connection with our acquisitions. No additional awards were or can be granted under the plans that originally issued these awards.

Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information to be contained in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page

Schedule II. Valuation and Qualifying Accounts	111

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission (the original Exhibit number is referenced parenthetically).

Exhibit
Number	Exhibit Title

2.01(1)	Agreement and Plan of Merger, dated February 28, 2007, among Oracle Corporation, Hyperion Solutions Corporation and Hotrod Acquisition Corporation (2.1)
2.02(2)	Agreement and Plan of Merger, dated January 16, 2008, among Oracle Corporation, BEA Systems, Inc. and Bronco Acquisition Corporation (2.1)
3.01(3)	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation (3.1)
3.02(4)	Amended and Restated Bylaws of Oracle Corporation (3.02)
4.01(5)	Specimen Certificate of Registrant’s Common Stock (4.01)
4.02(3)	Preferred Share Rights Agreement between Oracle Corporation and Computershare Trust Company, N.A., as rights agent, dated as of January 31, 2006 (10.1)
4.03(6)	Indenture dated January 13, 2006, among Oracle Systems Corporation, Oracle Corporation and Citibank, N.A. (10.34)

Exhibit
Number	Exhibit Title

4.04(6)	Forms of Old 2011 Note and Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A. (10.35)
4.05(7)	Forms of New 5.00% Note due 2011 and New 5.25% Note due 2016 (4.4)
4.06(8)	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A. (4.3)
4.07(9)	Forms of New Floating Rate Note due 2009 and New Floating Rate Note due 2010, together with Officers’ Certificate issued May 15, 2007 setting forth the terms of the Notes (4.01)
4.08(10)	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes (4.09)
10.01(11)*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of November 14, 2003 (10.17)
10.02(12)*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005 (10.01)
10.03(13)*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on October 9, 2006 (10.29)
10.04(14)*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999 (10.11)
10.05(15)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000 (10.09)
10.06(15)*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000 (10.10)
10.07(16)*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004 (10.07)
10.08(17)*	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan (10.08)
10.09(18)*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan (10.09)
10.10(18)*	Form of Indemnification Agreement for Directors and Executive Officers (10.10)
10.11(18)*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and Employment Agreement dated May 15, 2003 (10.11)
10.12(19)*	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr. (10.25)
10.13(18)*	Offer letter dated September 7, 2004 to Juergen Rottler and Employment Agreement dated September 3, 2004 (10.13)
10.14(13)*	Description of the Fiscal Year 2007 Executive Bonus Plan (10.28)
10.15(20)*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales (10.29)
10.16(20)*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Sales and Consulting (10.30)
10.17(21)	Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program (10.2)
10.18(21)	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006 (10.3)
10.19(22)	$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein (10.4)
10.20(23)*	Offer letter dated January 31, 1997 to Sergio Giacoletto and Employment Agreement dated February 20, 1997 (10.27)
10.21(24)*	Description of the Fiscal Year 2008 Executive Bonus Plan (10.28)
10.22(25)	$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 18, 2008, among Oracle Corporation and the lenders and agents named therein (10.29)

Exhibit
Number	Exhibit Title

12.01	Consolidated Ratio of Earnings to Fixed Charges
21.01	Subsidiaries of the Registrant
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on March 6, 2007

(2)	Incorporated by reference to BEA Systems, Inc.’s Current Report on Form 8-K (File No. 000-22369) filed on January 17, 2008

(3)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K12G3 filed on February 6, 2006

(4)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on July 14, 2006

(5)	Incorporated by reference to Oracle Corporation’s Annual Report on Form 10-K filed July 21, 2006

(6)	Incorporated by reference to Oracle Systems Corporation’s Current Report (File No. 000-14376) on Form 8-K filed on January 20, 2006

(7)	Incorporated by reference to Oracle Corporation’s Form S-4/A filed on April 14, 2006

(8)	Incorporated by reference to Oracle Corporation’s Form S-3ASR filed on May 10, 2007

(9)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on May 15, 2007

(10)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on April 8, 2008

(11)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report (File No. 000-14376) on Form 10-Q filed December 22, 2004

(12)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report (File No. 000-14376) on Form 10-Q filed September 28, 2005

(13)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on October 12, 2006

(14)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q (File No. 000-14376) filed January 14, 2000

(15)	Incorporated by reference to Oracle Systems Corporation’s Annual Report on Form 10-K (File No. 000-14376) filed August 28, 2000

(16)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K (File No. 000-14376) filed November 4, 2004

(17)	Incorporated by reference to Oracle Corporation’s Quarterly Report on Form 10-Q filed September 26, 2007

(18)	Incorporated by reference to Oracle Systems Corporation’s Oracle Corporation’s Quarterly Report on Form 10-Q (File No. 000-14376) filed September 17, 2004

(19)	Incorporated by reference to Oracle Systems Corporation’s Current Report on Form 8-K (File No. 000-14376) filed August 30, 2005

(20)	Incorporated by reference to Oracle Systems Corporation’s Quarterly Report on Form 10-Q (File No. 000-14376) filed January 5, 2006

(21)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on February 9, 2006

(22)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed March 21, 2006

(23)	Incorporated by reference to Oracle Corporation’s Quarterly Report on Form 10-Q filed December 21, 2006

(24)	Incorporated by reference to Oracle Corporation’s Quarterly Report on Form 10-Q filed December 21, 2007

(25)	Incorporated by reference to Oracle Corporation’s Current Report on Form 8-K filed on March 21, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the headings Stock-Based Compensation and Income Taxes, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective June 1, 2006 and Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective June 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 1, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
July 1, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008 and our report dated July 1, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
July 1, 2008

ORACLE CORPORATION
CONSOLIDATED BALANCE SHEETS
As of May 31, 2008 and 2007

	May 31,
(in millions, except per share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$8,262	$6,218
Marketable securities	2,781	802
Trade receivables, net of allowances of $303 and $306 as of May 31, 2008 and 2007	5,127	4,074
Other receivables	672	515
Deferred tax assets	853	968
Prepaid expenses and other current assets	408	306

Total current assets	18,103	12,883

Non-current assets:
Property, net	1,688	1,603
Intangible assets: software support agreements and related relationships, net	3,797	3,002
Intangible assets: other, net	4,598	2,962
Goodwill	17,991	13,479
Other assets	1,091	643

Total non-current assets	29,165	21,689

Total assets	$47,268	$34,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,001	$1,358
Accounts payable	383	315
Income taxes payable	390	1,237
Accrued compensation and related benefits	1,770	1,349
Accrued restructuring	308	201
Deferred revenues	4,492	3,492
Other current liabilities	1,685	1,435

Total current liabilities	10,029	9,387

Non-current liabilities:
Notes payable and other non-current borrowings	10,235	6,235
Income taxes payable	1,566	—
Deferred tax liabilities	1,218	1,121
Accrued restructuring	260	258
Deferred revenues	262	93
Other long-term liabilities	673	559

Total non-current liabilities	14,214	8,266

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,150 shares and 5,107 shares as of May 31, 2008 and 2007	12,446	10,293
Retained earnings	9,961	6,223
Accumulated other comprehensive income	618	403

Total stockholders’ equity	23,025	16,919

Total liabilities and stockholders’ equity	$47,268	$34,572

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2008, 2007 and 2006

	Year Ended May 31,
(in millions, except per share data)	2008	2007	2006

Revenues:
New software licenses	$7,515	$5,882	$4,905
Software license updates and product support	10,328	8,329	6,636

Software revenues	17,843	14,211	11,541
Services	4,587	3,785	2,839

Total revenues	22,430	17,996	14,380

Operating expenses:
Sales and marketing	4,679	3,907	3,177
Software license updates and product support	997	842	719
Cost of services	3,984	3,349	2,516
Research and development	2,741	2,195	1,872
General and administrative	808	692	555
Amortization of intangible assets	1,212	878	583
Acquisition related and other	124	140	137
Restructuring	41	19	85

Total operating expenses	14,586	12,022	9,644

Operating income	7,844	5,974	4,736

Interest expense	(394)	(343)	(169)
Non-operating income, net	384	355	243

Income before provision for income taxes	7,834	5,986	4,810
Provision for income taxes	2,313	1,712	1,429

Net income	$5,521	$4,274	$3,381

Earnings per share:
Basic	$1.08	$0.83	$0.65

Diluted	$1.06	$0.81	$0.64

Weighted average common shares outstanding:
Basic	5,133	5,170	5,196

Diluted	5,229	5,269	5,287

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2008, 2007 and 2006

		Common Stock
		and Additional Paid				Accumulated
		in Capital				Other
	Comprehensive	Number of		Retained	Deferred	Comprehensive
(in millions)	Income	Shares	Amount	Earnings	Compensation	Income	Total

Balances as of May 31, 2005		5,145	$6,596	$4,043	$(45)	$243	$10,837
Common stock issued under stock award plans	$—	87	573	—	—	—	573
Common stock issued under stock purchase plan	—	6	59	—	—	—	59
Issuance of stock and assumption of stock awards in connection with acquisitions	—	141	2,042	—	(39)	—	2,003
Amortization of deferred stock-based compensation	—	—	(5)	—	54	—	49
Repurchase of common stock	—	(147)	(181)	(1,886)	—	—	(2,067)
Tax benefit from stock plans	—	—	162	—	—	—	162
Minimum benefit plan liability adjustments	(3)	—	—	—	—	(3)	(3)
Foreign currency translation	7	—	—	—	—	7	7
Equity hedge gain, net of tax	14	—	—	—	—	14	14
Net unrealized losses on marketable securities, net of tax	(3)	—	—	—	—	(3)	(3)
Net income	3,381	—	—	3,381	—	—	3,381

Comprehensive income	$3,396

Balances as of May 31, 2006		5,232	9,246	5,538	(30)	258	15,012
Common stock issued under stock award plans	$—	106	873	—	—	—	873
Common stock issued under stock purchase plan	—	3	51	—	—	—	51
Assumption of stock awards in connection with acquisitions	—	—	97	—	—	—	97
Reclassification of deferred compensation upon adoption of Statement 123(R)	—	—	(30)	—	30	—	—
Stock-based compensation	—	—	207	—	—	—	207
Repurchase of common stock	—	(234)	(395)	(3,589)	—	—	(3,984)
Tax benefit from stock plans	—	—	244	—	—	—	244
Minimum benefit plan liability adjustments	10	—	—	—	—	10	10
Adjustment to accumulated other comprehensive income upon adoption of Statement 158	—	—	—	—	—	29	29
Foreign currency translation	82	—	—	—	—	82	82
Equity hedge gain, net of tax	28	—	—	—	—	28	28
Net unrealized losses on marketable securities, net of tax	(4)	—	—	—	—	(4)	(4)
Net income	4,274	—	—	4,274	—	—	4,274

Comprehensive income	$4,390

Balances as of May 31, 2007		5,107	10,293	6,223	—	403	16,919
Common stock issued under stock award plans	$—	137	1,229	—	—	—	1,229
Common stock issued under stock purchase plans	—	3	59	—	—	—	59
Assumption of stock awards in connection with acquisitions	—	—	240	—	—	—	240
Stock-based compensation	—	—	367	—	—	—	367
Repurchase of common stock	—	(97)	(214)	(1,786)	—	—	(2,000)
Tax benefit from stock plans	—	—	472	—	—	—	472
Adjustment to retained earnings upon adoption of FIN 48	—	—	—	3	—	—	3
Net unrealized loss on defined benefit plan assets, net of tax	(9)	—	—	—	—	(9)	(9)
Foreign currency translation	300	—	—	—	—	300	300
Net unrealized losses on derivative financial instruments, net of tax	(77)	—	—	—	—	(77)	(77)
Net unrealized gain on marketable securities, net of tax	1	—	—	—	—	1	1
Net income	5,521	—	—	5,521	—	—	5,521

Comprehensive income	$5,736

Balances as of May 31, 2008		5,150	$12,446	$9,961	$—	$618	$23,025

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2008, 2007 and 2006

	Year Ended May 31,
(in millions)	2008	2007	2006

Cash Flows From Operating Activities:
Net income	$5,521	$4,274	$3,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	268	249	223
Amortization of intangible assets	1,212	878	583
Provision for trade receivable allowances	164	244	241
Deferred income taxes	(135)	(56)	(40)
Minority interests in income	60	71	41
Stock-based compensation	369	207	49
Tax benefits on the exercise of stock awards	588	338	162
Excess tax benefits from stock-based compensation	(454)	(259)	—
In-process research and development	24	151	78
Other gains, net	(66)	(22)	(39)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(825)	(723)	(355)
(Increase) decrease in prepaid expenses and other assets	(191)	(153)	14
Increase (decrease) in accounts payable and other liabilities	(153)	(345)	23
Increase (decrease) in income taxes payable	368	279	(98)
Increase in deferred revenues	652	387	278

Net cash provided by operating activities	7,402	5,520	4,541

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(5,624)	(5,405)	(2,986)
Proceeds from maturities and sales of marketable securities and other investments	4,281	5,756	3,676
Acquisitions, net of cash acquired	(7,643)	(5,005)	(3,953)
Capital expenditures	(243)	(319)	(236)
Proceeds from sale of property	153	2	140

Net cash used for investing activities	(9,076)	(4,971)	(3,359)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(2,023)	(3,937)	(2,067)
Proceeds from issuances of common stock	1,288	924	632
Proceeds from borrowings, net of issuance costs	6,171	4,079	12,636
Repayments of borrowings	(2,560)	(2,418)	(9,635)
Excess tax benefits from stock-based compensation	454	259	—
Distributions to minority interests	(49)	(46)	(39)

Net cash provided by (used for) financing activities	3,281	(1,139)	1,527

Effect of exchange rate changes on cash and cash equivalents	437	149	56

Net increase (decrease) in cash and cash equivalents	2,044	(441)	2,765
Cash and cash equivalents at beginning of period	6,218	6,659	3,894

Cash and cash equivalents at end of period	$8,262	$6,218	$6,659

Non-cash investing and financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$240	$97	$2,042
Unsettled repurchases of common stock	$24	$47	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,687	$1,197	$1,413
Cash paid for interest	$347	$354	$74

See notes to consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, distributes and services database and middleware software, as well as applications software, that help organizations manage and grow their businesses. Database and middleware software is used for the secure storage, retrieval and manipulation of all forms of software-based data, and for developing and deploying applications on the internet and on corporate intranets. Applications software is used to automate business processes and to provide business intelligence. We also offer software license updates and product support (including support for the Linux Operating System), and other services including consulting, On Demand, and education.

Oracle Corporation is a holding corporation with ownership of its direct and indirect subsidiaries, which include Oracle Systems Corporation (Old Oracle), Siebel Systems, Inc. (Siebel) and each of their domestic and foreign subsidiaries around the world. Oracle Corporation, or Oracle, was initially formed as a direct wholly-owned subsidiary of Old Oracle. Prior to January 31, 2006, our name was Ozark Holding Inc. and Old Oracle’s name was Oracle Corporation. On January 31, 2006, in connection with the acquisition of Siebel, which is described in Note 2, a wholly-owned subsidiary of Oracle was merged with and into Old Oracle, with Old Oracle surviving as a wholly-owned subsidiary of Oracle (the Reorganization). In addition, another wholly-owned subsidiary of Oracle was merged with and into Siebel, with Siebel surviving as a wholly-owned subsidiary of Oracle. As a result, Oracle became the parent company of Old Oracle and Siebel, and the changes to the names of Oracle and Old Oracle were effected.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as minority interests the portions of these entities that we do not own in other long-term liabilities on our consolidated balance sheets. At May 31, 2008 and 2007, the balance of minority interests was $369 million and $316 million, respectively. Intercompany transactions and balances have been eliminated. The presentation of certain prior year balances has been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

We derive revenues from the following sources: (1) software, which includes new software license and software license updates and product support revenues, and (2) services, which include consulting, On Demand and education revenues.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

New software license revenues represent fees earned from granting customers licenses to use our database, middleware and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support revenues. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), issued by the American Institute of Certified Public Accountants, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

The vast majority of our software license arrangements include software license updates and product support contracts, which are entered into at the customer’s option and are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase both software license updates and product support contracts when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually.

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as services transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenues are generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

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

Education revenues include instructor-led, media based and internet based training in the use of our products. Education revenues are recognized as the classes or other education offerings are delivered.

For arrangements with multiple elements, we allocate revenues to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services is also measured by the renewal rate offered to the customer. We may modify our pricing practices in the future, which could result in changes in our vendor specific objective evidence of fair value for these undelivered elements. As a result, our future revenue recognition for multiple element arrangements could differ significantly from our historical results.

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

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example in agreements with government entities when acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. If acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

We assess whether fees are fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our standard payment terms are net 30; however, terms may vary based on the country in which the agreement is executed. Payments that are due within six months are generally deemed to be

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. In fiscal 2008, 2007 and 2006, $1.1 billion, $891 million and $618 million or approximately 15%, 15% and 13% of our new software license revenues were financed through our financing division. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have licensed our software to these same companies (Concurrent Transactions). Software license agreements that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any software license transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated fair values of intangible assets acquired from the acquiree;

•	estimated fair values of software license updates and product support obligations assumed from the acquiree;

•	estimated value of restructuring liabilities to reorganize the acquiree’s pre-acquisition operations;

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. With the exception of unresolved income tax matters or decreases to estimated restructuring liabilities, subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in our operating results in the period in which the adjustment is determined.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

In fiscal 2010, we will adopt FASB Statement No. 141 (revised 2007), Business Combinations. Refer to Recent Accounting Pronouncements (below) for additional information.

Marketable and Non-Marketable Securities

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify our marketable debt and equity securities as available-for-sale. Marketable debt and equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

We hold investments in certain non-marketable equity securities which we do not have a controlling interest or significant influence, which are recorded at cost and included in other assets in the accompanying consolidated balance sheets. Our non-marketable securities are subject to periodic impairment reviews and we had nominal impairment losses related to non-marketable equity securities and other investments in fiscal 2008, 2007 and 2006.

Allowances for Doubtful Accounts

We record allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded in and current economic trends.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. We do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of revenues in fiscal 2008, 2007 or 2006.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of software and services to third parties.

Property

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2008, 2007 or 2006.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from one to ten years. Each period we evaluate the estimated

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill) whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2008, 2007 or 2006.

Derivative Financial Instruments

We hold derivative financial instruments to manage foreign currency and interest rate risks. We account for these instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Statement 133 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We record the effective portions of our derivative financial instruments that are designated as cash flow hedges or net investment hedges in accumulated other comprehensive income in the accompanying consolidated balance sheets. Any ineffective or excluded portion of a designated cash flow hedge or net investment hedge is recognized in earnings.

Fair Value of Financial Instruments

The carrying value of our cash, cash equivalents and short-term borrowings approximates fair value due to the short period of time to maturity. We record changes in fair value for our marketable securities, foreign currency forward contracts, interest rate swaps and investment hedge based on quoted market prices. Based on the trading prices of our $11.25 billion and $6.25 billion senior notes outstanding as of May 31, 2008 and 2007, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of our borrowings at May 31, 2008 and 2007 was $11.26 billion and $6.16 billion, respectively.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains are included in non-operating income, net in our consolidated statements of operations and were $40 million, $45 million and $39 million in fiscal 2008, 2007 and 2006, respectively.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Stock-Based Compensation

We account for share-based payments, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. In addition, we have applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 in our accounting for Statement 123(R). We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 (our adoption date of Statement 123(R)) is recognized using the accelerated expense attribution method, net of estimated forfeitures.

Prior to June 1, 2006 (our adoption date of Statement 123(R)), we accounted for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and applied the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended. Under Opinion 25, we generally did not recognize any compensation expense for stock options granted to employees or outside directors as the exercise price of our options was equivalent to the market price of our common stock on the date of grant. However, we recorded stock-based compensation for the intrinsic value associated with unvested options assumed in connection with our acquisitions. For pro forma disclosures of stock-based compensation prior to June 1, 2006, the estimated fair values for options granted and options assumed were amortized using the accelerated expense attribution method. In addition, we reduced pro forma stock-based compensation expense for actual forfeitures in the periods they occurred.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $81 million, $91 million and $106 million in fiscal 2008, 2007 and 2006, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to our consolidated financial statements in fiscal 2008, 2007 and 2006, respectively.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

	Year Ended May 31,
(in millions)	2008	2007	2006

In-process research and development	$24	$151	$78
Transitional employee related costs	32	24	30
Stock-based compensation	112	9	18
Professional fees	7	8	11
Business combination contingency adjustments	6	(52)	—
Gain on sale of property	(57)	—	—

Total acquisition related and other expenses	$124	$140	$137

In December 2007, we sold certain of our land and buildings for $153 million in cash. Concurrent with the sale, we leased the property back from the buyer for a period of up to three years. We have accounted for this transaction in accordance with FASB Statement No. 28, Accounting for Sales with Leasebacks, FASB Statement No. 66, Accounting for Sales of Real Estate, and FASB Statement No. 98, Accounting for Leases, et al. We deferred $19 million of the gain on the sale representing the present value of the operating lease commitment and recognized a gain of approximately $57 million for the year ended May 31, 2008. The deferred portion of the gain will be recognized as a reduction of rent expense over the operating lease term.

For fiscal 2007, acquisition related and other expenses included a benefit related to the settlement of a lawsuit filed against PeopleSoft, Inc. on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our acquisition of PeopleSoft and represented a pre-acquisition contingency that we identified and assumed in connection with our acquisition of PeopleSoft. We settled this lawsuit in October 2006, which was subsequent to the purchase price allocation period, for approximately $98 million. Accordingly, we included the difference between the amount accrued as of the end of the purchase price allocation period and the settlement amount as a benefit to our consolidated statement of operations for fiscal 2007.

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, the minority owners’ shares in the net profits of our majority-owned subsidiaries (i-flex solutions limited and Oracle Japan), and other income including net realized gains related to our investments.

	Year Ended May 31,
(in millions)	2008	2007	2006

Interest income	$337	$295	$170
Foreign currency gains, net	40	45	39
Minority interests	(60)	(71)	(41)
Other, net	67	86	75

Total non-operating income, net	$384	$355	$243

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

On June 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return, We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that we measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 also required us to reclassify the majority of our uncertain tax positions from current to non-current in fiscal 2008 (FIN 48 does not allow for retroactive treatment or presentation). We have recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations. The impact of our adoption of FIN 48 is more fully discussed in Note 12.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosures:  In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of Statement 161 on our consolidated financial statements.

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 141(R) on our consolidated financial statements. We currently believe that the adoption of Statement 141(R) will result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards, amongst other potential impacts.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Statement 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. We are currently evaluating the impact of the pending adoption of Statement 157 on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. The adoption of Statement 159 will not have a material impact on our consolidated financial statements.

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

2.	ACQUISITIONS

Fiscal 2008 Acquisitions

BEA Systems, Inc.

We acquired BEA Systems, Inc. on April 29, 2008 by means of a merger of one of our wholly owned subsidiaries with and into BEA such that BEA became a wholly owned subsidiary of Oracle. We acquired BEA to, among other things, expand our offering of middleware products. We have included the financial results of BEA in our consolidated financial statements as of April 29, 2008.

The total purchase price for BEA was approximately $8.6 billion and was comprised of:

(in millions, except per share amounts)

Acquisition of approximately 430 million shares of outstanding common stock of BEA at $19.375 per share in cash	$8,340
Fair value of vested BEA stock awards assumed	225
Acquisition related transaction costs	8

Total purchase price	$8,573

Fair Value of Stock Awards Assumed

As of April 29, 2008, BEA had approximately 39 million stock awards outstanding. In accordance with the Agreement and Plan of Merger dated January 16, 2008 (Merger Agreement), the conversion ratio of the number of

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

shares to be issued for each stock award assumed was based upon a conversion ratio of 0.8904, which was calculated as the the consideration price of $19.375 paid by Oracle for each BEA share of common stock outstanding divided by the average Oracle stock price for the five trading days prior to the closing date of April 29, 2008.

The fair values of stock awards assumed were determined using a Black-Scholes valuation model with the following assumptions: weighted average expected life of 3.68 years, weighted average risk-free interest rate of 2.82%, expected volatility of 36% and no dividend yield. The fair value of unvested BEA stock awards will be recorded as operating expenses on a straight-line basis over the remaining service periods, while the fair values of vested options are included in the total purchase price.

Acquisition Related Transaction Costs

Acquisition related transaction costs include estimated legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for BEA was allocated to the net tangible assets, intangible assets, and in-process research and development based upon their estimated fair values as of April 29, 2008 as set forth below. The excess of the purchase price over the net tangible assets, intangible assets, and in-process research and development acquired was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, property values, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes and residual goodwill. Our preliminary purchase price allocation for BEA is as follows:

(in millions)

Cash and marketable securities	$1,775
Trade receivables	167
Goodwill	4,355
Intangible assets	3,343
Other assets	248
Accounts payable and other liabilities	(386)
Restructuring (see Note 7)	(231)
Deferred tax liabilities, net	(551)
Deferred revenues	(164)
In-process research and development (IPR&D)	17

Total purchase price	$8,573

Intangible Assets

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of BEA’s products. The fair values of intangible assets were calculated using an income approach and estimates and assumptions provided by both BEA and Oracle management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 7% to 17%. This discount rate was determined after consideration of our rate of return on debt capital and equity and the weighted average return

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

on invested capital. The following table sets forth the preliminary components of intangible assets associated with the BEA acquisition:

(Dollars in millions)	Fair Value	Useful Life

Software support agreements and related relationships	$1,115	8 years
Developed technology	1,118	6 years
Core technology	518	7 years
Customer relationships	530	8 years
Trademarks and other	62	5 years

Total intangible assets	$3,343

Customer relationships and software support agreements and related relationships represent the underlying relationships and agreements with BEA’s customers. Developed technology is comprised of products that have reached technological feasibility and are a part of BEA’s product lines. Core technology represents a combination of BEA processes, patents and trade secrets related to the design and development of BEA’s software products. This proprietary know-how can be leveraged to develop new technology and improve our existing software products. Trademarks represent the fair value of brand and name recognition associated with the marketing of BEA’s products and services.

In-Process Research and Development

We expense in-process research and development (IPR&D) upon acquisition as it represents incomplete BEA research and development projects that had not reached technological feasibility and had no alternative future use as of the date of our acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $17 million was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects.

Deferred Revenues

In connection with the preliminary purchase price allocation, we have estimated the fair value of the support obligations assumed from BEA in connection with the acquisition. The estimated fair value of the support obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing the support services and to correct any errors in BEA software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling efforts was excluded because BEA had concluded the selling efforts on the support contracts prior to the date of our acquisition. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of BEA’s April 29, 2008 deferred support revenue by $250 million to reflect our estimate of the fair value of BEA’s support obligations assumed.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Pre-Acquisition Contingencies

We have evaluated and continue to evaluate pre-acquisition contingencies relating to BEA that existed as of the acquisition date. If these pre-acquisition contingencies become probable in nature and estimable during the remainder of the purchase price allocation period, amounts recorded for such matters will be made in the purchase price allocation period and, subsequent to the purchase price allocation period, in our results of operations.

Agile Software Corporation

We acquired Agile Software Corporation to expand our offering of product life cycle management solutions on July 16, 2007 by means of a merger of Agile with one of our wholly owned subsidiaries such that Agile became a wholly owned subsidiary of Oracle. We have included the financial results of Agile in our consolidated financial results effective July 16, 2007.

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

Other Fiscal 2008 Acquisitions

Our other fiscal 2008 acquisitions were not significant individually or in the aggregate.

In the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, we agreed to acquire a number of companies for estimated total cash consideration of $407 million. We expect these transactions to close in the first quarter of fiscal 2009.

Fiscal 2007 Acquisitions

Hyperion Solutions Corporation

On April 13, 2007, we acquired majority ownership of Hyperion Solutions Corporation by means of a cash tender offer and, subsequently, completed a merger of Hyperion with one of our wholly owned subsidiaries such that Hyperion became a wholly owned subsidiary of Oracle on April 19, 2007. We acquired Hyperion to expand our offerings of enterprise performance management and business intelligence software solutions.

The total purchase price for Hyperion was $3.2 billion which consisted of $3,171 million in cash paid to acquire the outstanding common stock of Hyperion, $51 million for the fair value of Hyperion options assumed and restricted stock awards exchanged and $27 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $1,638 million of goodwill, $1,460 million of identifiable intangible assets, $95 million of net tangible assets and $56 million of in-process research and development.

i-flex solutions limited

During fiscal 2007 and fiscal 2006, we acquired interests in and increased our ownership of i-flex solutions limited by means of share purchase agreements, an open offer to acquire shares and open market purchases. We acquired a majority ownership in i-flex to expand our offerings of software solutions and services to the financial services industry.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Our cumulative investment in i-flex as of May 31, 2008 was approximately $2.1 billion, which consisted of $2,039 million of cash paid for common stock and $31 million in transaction costs and other expenses. Our cumulative investment in i-flex has been allocated to i-flex’s net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition of the interests. The minority interest in the net assets of i-flex has been recorded at historical book values. In allocating the purchase price, we recorded approximately $1.6 billion of goodwill, $273 million of identifiable intangible assets, $187 million of net tangible assets and $46 million of in-process research and development.

Other Fiscal 2007 Acquisitions

A summary of our fiscal 2007 acquisitions and asset purchases other than our acquisitions of Hyperion and our i-flex majority owned subsidiary is as follows:

	Cash	Fair Value of Stock	Total	Net Tangible	IPR&D	Intangible
(in millions)	Consideration	Awards Assumed	Consideration	Assets	Expense	Assets	Goodwill

Portal Software, Inc.	$215	$8	$223	$89	$20	$92	$22
Stellent, Inc.	425	18	443	76	17	182	168
MetaSolv, Inc.	218	9	227	54	4	91	78
Other	400	11	411	(122)	8	208	317

Total	$1,258	$46	$1,304	$97	$49	$573	$585

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

Fiscal 2006 Acquisitions

Siebel Systems, Inc.

On January 31, 2006, we completed our acquisition of Siebel pursuant to our Merger Agreement dated September 12, 2005. We acquired Siebel to expand our customer relationship management (CRM) applications offerings.

The total purchase price for Siebel was $6.1 billion which consisted of $4,073 million in cash paid to acquire the outstanding common stock of Siebel, $1,763 million for the value of our common stock issued in exchange for Siebel outstanding common stock, $245 million for the fair value of Siebel stock awards assumed and $50 million for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $2,331 million in goodwill, $1,564 million of identifiable intangible assets, $2,172 million of net tangible assets and $64 million of IPR&D expense.

Other Fiscal 2006 Acquisitions

During fiscal 2006, we acquired several software companies and purchased certain technology and development organizations for approximately $682 million, including transaction costs, which included cash paid of $648 million and the fair value of options assumed of $34 million. We recorded approximately $487 million of goodwill, $173 million of identifiable intangible assets, $14 million of IPR&D expense and $8 million of net tangible assets in connection with these acquisitions during fiscal 2006. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Oracle, BEA, Agile, Hyperion and other collectively significant companies acquired during fiscal 2008 and 2007, on a pro

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

forma basis, as though the companies had been combined as of the beginning of fiscal 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings (see Note 6) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects on historical BEA, Agile, Hyperion and other collectively significant companies’ operating results including the amortization expenses from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed, adjustments to interest expense for borrowings and related tax effects as though the companies had been combined as of the beginning of fiscal 2007.

The unaudited pro forma financial information for the year ended May 31, 2008 combines the historical results of Oracle for the year ended May 31, 2008 and, due to differences in our reporting periods, the historical results of BEA for the eleven months ended April 29, 2008, the historical results of Agile for the period June 1, 2007 to July 15, 2007, and the pro forma adjustments listed above. The unaudited pro forma financial information for the year ended May 31, 2007 combines the historical results of Oracle for the year ended May 31, 2007 and, due to differences in our reporting periods, the historical results of BEA for the twelve months ended April 30, 2007, the historical results of Agile for the year ended April 30, 2007, the historical results of Hyperion for the 10.5 months ended March 31, 2007, the historical results of other collectively significant companies acquired based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the pro forma adjustments’ effects listed above.

	Year Ended May 31,
(in millions, except per share data)	2008	2007

Total revenues	$23,867	$20,391
Net income	$5,209	$3,603
Basic net income per share	$1.01	$0.70
Diluted net income per share	$0.99	$0.68

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise debt obligations.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2008 and 2007. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2008, 2007 and 2006. The following table summarizes the components of our debt securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2008	2007

U.S. Treasury, U.S. government and U.S. government agency debt securities	$1,159	$106
Corporate debt securities and other	3,069	2,188

Total debt security investments	$4,228	$2,294

Debt security investments classified as cash equivalents	$1,447	$1,492

Debt security investments classified as marketable securities	$2,781	$802

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Substantially all of our debt security investments held as of May 31, 2008 mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers as described above and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

4.	PROPERTY

Property consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Lives	2008	2007

Computer and network equipment	2-5 years	$1,279	$1,379
Buildings and improvements	1-50 years	1,505	1,350
Furniture and fixtures	3-10 years	433	385
Land	—	212	204
Automobiles	5 years	5	5
Construction in progress	—	206	136

Total property	1-50 years	3,640	3,459
Accumulated depreciation		(1,952)	(1,856)

Total property, net		$1,688	$1,603

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2008 and the net book value of intangible assets at May 31, 2008 and 2007 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, net		Weighted
	May 31,		May 31,	May 31,		May 31,	May 31,	May 31,	Average
(Dollars in millions)	2007	Additions	2008	2007	Expense	2008	2007	2008	Useful Life

Software support agreements and related relationships	$3,652	$1,197	$4,849	$(650)	$(402)	$(1,052)	$3,002	$3,797	9 years

Developed technology	2,342	1,265	3,607	(688)	(515)	(1,203)	1,654	2,404	5 years

Core technology	883	544	1,427	(254)	(178)	(432)	629	995	6 years

Customer relationships	599	584	1,183	(85)	(85)	(170)	514	1,013	9 years

Trademarks	209	53	262	(44)	(32)	(76)	165	186	7 years

Total	$7,685	$3,643	$11,328	$(1,721)	$(1,212)	$(2,933)	$5,964	$8,395

Total amortization expense related to our intangible assets was $1.2 billion, $878 million and $583 million in fiscal 2008, 2007 and 2006, respectively. Estimated future amortization expense related to our intangible assets is $1.7 billion in fiscal 2009, $1.5 billion in fiscal 2010, $1.3 billion in fiscal 2011, $1.1 billion in fiscal 2012, $962 million in fiscal 2013 and $1.8 billion thereafter.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for fiscal 2008 and 2007, were as follows:

		Software
		License
	New	Updates and
	Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balances as of May 31, 2006	$2,214	$6,741	$854	$—	$9,809
Hyperion acquisition goodwill(1)	—	—	—	1,673	1,673
i-flex acquisition goodwill	687	276	609	—	1,572
Other acquisition goodwill	295	195	49	10	549
Goodwill adjustments(2)	(27)	(90)	(7)	—	(124)

Balances as of May 31, 2007	3,169	7,122	1,505	1,683	13,479
Allocation of goodwill(1)	741	912	30	(1,683)	—
BEA acquisition goodwill(1)	—	—	—	4,355	4,355
Agile acquisition goodwill	48	48	9	—	105
Other acquisition goodwill	116	66	15	—	197
Goodwill adjustments(2)	(16)	(120)	(9)	—	(145)

Balances as of May 31, 2008	$4,058	$8,028	$1,550	$4,355	$17,991

(1)	Represents goodwill associated with certain acquisitions that was or will be allocated to our operating segments upon the finalization of our intangible asset valuations.

(2)	Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the purchase price allocation period (generally, one year from date of acquisition). Goodwill adjustments also include the effects on goodwill resulting from our adoption of FASB Interpretation No. 48 as of June 1, 2007 (see Note 12).

6.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

	May 31,	May 31,
(Dollars in millions)	2008	2007

Commercial paper notes, net of discount of $6 as of May 31, 2007	$—	$1,355
Floating rate senior notes due May 2009	1,000	1,000
Floating rate senior notes due May 2010	1,000	1,000
5.00% senior notes due January 2011, net of discount of $4 and $6 as of May 31, 2008 and 2007, respectively	2,246	2,244
4.95% senior notes due April 2013	1,250	—
5.25% senior notes due January 2016, net of discount of $9 as of May 31, 2008 and 2007	1,991	1,991
5.75% senior notes due April 2018, net of discount of $1	2,499	—
6.50% senior notes due April 2038, net of discount of $2	1,248	—
Capital leases	2	3

Total borrowings	$11,236	$7,593

Notes payable, current and other current borrowings	$1,001	$1,358

Notes payable, non-current and other non-current borrowings	$10,235	$6,235

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Commercial Paper Program

In March 2008, we increased our commercial paper program to $5.0 billion from $3.0 billion (the CP Program). The original dealer agreements entered into in February 2006 with each of Banc of America Securities LLC, JP Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch Money Markets Inc. and Merrill Lynch Pierce, Fenner & Smith Incorporated and the Issuing and Paying Agency Agreement entered into in February 2006 with JPMorgan Chase Bank, National Association, remain in effect and were not changed. Under the CP Program, we may issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws. In fiscal 2008 and 2007, we issued approximately $1.2 billion and $2.1 billion of Commercial Paper Notes, respectively, of which none and $1.4 billion remained outstanding as of May 31, 2008 and 2007, respectively. As of May 31, 2008, we had $5.0 billion of capacity remaining under our CP Program.

Senior Notes

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes is due April 2013 (2013 Notes), $2.5 billion of 5.75% senior notes is due April 2018 (2018 Notes), and $1.25 billion of 6.50% senior notes is due April 2038 (2038 Notes). We issued these senior notes to finance the acquisition of BEA and for general corporate purposes. Some or all of the 2013 Notes, 2018 Notes and 2038 Notes may be redeemed at any time, subject to payment of a make-whole premium. The 2013 Notes, 2018 Notes and 2038 Notes pay interest semi-annually.

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

In May 2007, we redeemed the Original 2009 Notes for their principal amount plus accrued and unpaid interest. Our 2011 Notes and 2016 Notes may also be redeemed at any time, subject to payment of a make-whole premium. Interest is payable semi-annually for the 2011 notes and 2016 notes.

The effective interest yields of the New 2009 Notes, 2010 Notes, 2011 Notes, 2013 Notes, 2016 Notes, 2018 Notes and 2038 Notes (collectively, the Senior Notes) at May 31, 2008 were 2.70%, 2.74%, 5.08%, 4.96%, 5.33%, 5.76% and 6.52%, respectively. In September 2007, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with the New 2009 Notes and 2010 Notes so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively (see Note 9 for additional information).

The Senior Notes rank pari passu with any Commercial Paper Notes that we issue and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation will be effectively senior to the Senior Notes and any Commercial Paper Notes that we issue.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

We were in compliance with all debt-related covenants at May 31, 2008. Future principal payments of our borrowings at May 31, 2008 are as follows: $1.0 billion in fiscal 2009, $1.0 billion in fiscal 2010, $2.25 billion in fiscal 2011, $1.25 billion in fiscal 2013 and $5.75 billion thereafter.

Revolving Credit Agreements

In March 2008, we entered into a $2.0 billion, 364-Day Revolving Credit Agreement with Wachovia Bank, National Association, Bank of America, N.A. and certain other lenders (2008 Credit Agreement). The 2008 Credit Agreement supplements our existing $3.0 billion, five-year Revolving Credit Agreement with substantially the same parties that we entered into in March 2006 (the 2006 Credit Agreement, and together with the 2008 Credit Agreement, the Credit Agreements). The Credit Agreements provide for unsecured revolving credit facilities, which can also be used to backstop any Commercial Paper Notes (see above) that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the Credit Agreements, we may borrow, prepay and re-borrow amounts under the facilities at any time during the terms of the Credit Agreements. Interest for the Credit Agreements is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate. Any amounts drawn pursuant to the 2008 Credit Agreement are due on March 17, 2009 (we may, upon the agreement of the lenders, extend the facility by up to two times in succession). Any amounts drawn pursuant to the 2006 Credit Agreement are due on March 14, 2011. No amounts were outstanding pursuant to the Credit Agreements as of May 31, 2008 and 2007. A total of $5.0 billion remained available pursuant to the Credit Agreements at May 31, 2008.

The Credit Agreements contain certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreements may be declared immediately due and payable and the Credit Agreements may be terminated. We were in compliance with the Credit Agreements’ covenants as of May 31, 2008.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2008 Oracle Restructuring Plan

During the second quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions (the 2008 Plan). During the fourth quarter of fiscal 2008, the 2008 Plan was amended to include the expected effects resulting from our acquisition of BEA. The total estimated restructuring costs (primarily related to employee severance) associated with the 2008 Plan are $111 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In fiscal 2008, we recorded $41 million in restructuring expenses and expect to incur the majority of the remaining $70 million over the course of fiscal 2009. Any changes to the estimates of executing the 2008 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans

During the fourth quarter of fiscal 2008, fourth quarter of fiscal 2007 and third quarter of fiscal 2006, our management approved, committed to and initiated plans to restructure certain operations of pre-merger BEA (BEA Restructuring Plan), Hyperion (Hyperion Restructuring Plan) and Siebel (Siebel Restructuring Plan), respectively. Our management initiated these plans as a result of our acquisitions of these companies in order to improve the cost efficiencies in our operations. The total estimated restructuring costs associated with exiting activities of BEA were $231 million, consisting of estimated severance, excess facilities obligations through fiscal 2014 as well as other restructuring costs. The total restructuring costs associated with exiting activities of Hyperion were $118 million, consisting of severance, excess facilities obligations through fiscal 2017, as well as other restructuring costs. The

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

total restructuring costs associated with exiting activities of Siebel were $575 million, consisting of severance, excess facilities obligations through fiscal 2022, as well as severance and other restructuring costs.

These costs were originally recognized as liabilities assumed in each of the respective business combinations and included in the allocation of the cost to acquire these companies and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plans. Future decreases to the estimates of executing the restructuring plans will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the BEA Restructuring Plan will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. Increases to the estimates of the Hyperion and Siebel Restructuring Plans will be recorded to operating expenses.

Summary of All Plans

Fiscal 2008 Activity

							Total	Total
	Accrued	Year Ended May 31, 2008				Accrued	Costs	Expected
	May 31,	Initial	Adj.	Cash		May 31,	Accrued	Program
(in millions)	2007(2)	Costs(3)	to Cost(4)	Payments	Others(5)	2008(2)	to Date	Costs

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$—	$17	$—	$(7)	$—	$10	$17	$45
Software license updates and product support	—	6	—	(1)	—	5	6	6
Services	—	10	—	(4)	—	6	10	28
Other(1)	—	8	—	(4)	(2)	2	8	32

Total Fiscal 2008 Oracle Restructuring	$—	$41	$—	$(16)	$(2)	$23	$41	$111

BEA Restructuring Plan
Severance	$—	$153	$—	$(41)	$—	$112	$153	$153
Facilities	—	63	—	—	—	63	63	63
Contracts and other	—	15	—	(1)	—	14	15	15

Total BEA Restructuring	$—	$231	$—	$(42)	$—	$189	$231	$231

Hyperion Restructuring Plan
Severance	$45	$—	$2	$(15)	$1	$33	$47	$47
Facilities	46	—	3	(16)	1	34	50	50
Contracts and other	16	—	5	(7)	—	14	21	21

Total Hyperion Restructuring	$107	$—	$10	$(38)	$2	$81	$118	$118

Siebel Restructuring Plan
Severance	$6	$—	$(3)	$(3)	$1	$1	$60	$60
Facilities	230	—	2	(56)	3	179	474	474
Contracts and other	10	—	2	—	—	12	41	41

Total Siebel Restructuring	$246	$—	$1	$(59)	$4	$192	$575	$575

Total Other Restructuring Plans	$106	$—	$(1)	$(29)	$7	$83

Total All Restructuring Plans	$459	$272	$10	$(184)	$11	$568

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Fiscal 2007 Activity

	Accrued	Year Ended May 31, 2007				Accrued
	May 31,	Initial	Adj. to	Cash		May 31,
(in millions)	2006(2)	Costs(3)	Cost(4)	Payments	Others(5)	2007(2)

Hyperion Restructuring Plan
Severance	$—	$45	$—	$—	$—	$45
Facilities	—	47	—	(1)	—	46
Contracts and other	—	16	—	—	—	16

Total Hyperion Restructuring	$—	$108	$—	$(1)	$—	$107

Siebel Restructuring Plan			—
Severance	$37	$—	$(8)	$(24)	$1	$6
Facilities	446	—	(12)	(208)	4	230
Contracts and other	26	—	4	(20)	—	10

Total Siebel Restructuring	$509	$—	$(16)	$(252)	$5	$246

Total Other Restructuring Plans	$176	$19	$(2)	$(88)	$1	$106

Total All Restructuring Plans	$685	$127	$(18)	$(341)	$6	$459

Fiscal 2006 Activity

	Accrued	Year Ended May 31, 2006				Accrued
	May 31,	Initial	Adj. to	Cash		May 31,
(in millions)	2005	Costs(3)	Cost(4)	Payments	Others(5)	2006(2)

Siebel Restructuring Plan
Severance	$—	$65	$6	$(34)	$—	$37
Facilities	—	542	(58)	(40)	2	446
Contracts and other	—	36	(1)	(9)	—	26

Total Siebel Restructuring	$—	$643	$(53)	$(83)	$2	$509

Total Other Restructuring Plans	$276	$93	$(17)	$(180)	$4	$176

Total All Restructuring Plans	$276	$736	$(70)	$(263)	$6	$685

(1)	Includes severance costs associated with research and development, and general and administrative functions, and certain other facility related costs.

(2)	Accrued restructuring at May 31, 2008, May 31, 2007 and May 31, 2006 was $568 million, $459 million, and $685 million, respectively. The balances at May 31, 2008, May 31, 2007 and May 31, 2006 include $308 million, $201 million and $412 million recorded in accrued restructuring, current, respectively, and $260 million, $258 million and $273 million recorded in accrued restructuring, non-current, respectively.

(3)	Costs associated with initial restructuring plan.

(4)	Hyperion plan adjustments in fiscal 2008 and Siebel plan adjustments in fiscal 2007 and fiscal 2006 relate to changes in estimates within the purchase price allocation period (offset recorded to goodwill). All other plan adjustments are changes in estimates whereby increases are recorded to operating expenses in the period of adjustment with decreases to Oracle-based plans recorded to operating expenses and decreases to acquisition related plans recorded as an adjustment to goodwill indefinitely.

(5)	Represents foreign currency translation adjustments and certain other non-cash settlements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2008	2007

Software license updates and product support	$3,939	$3,079
Services	333	279
New software licenses	220	134

Deferred revenues, current	4,492	3,492
Deferred revenues, non-current	262	93

Total deferred revenues	$4,754	$3,585

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements.

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed from our acquisitions in the amount of $179 million, $212 million and $391 million that would have been otherwise recorded by our acquired businesses as independent entities in fiscal 2008, 2007 and 2006, respectively.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities and furniture and equipment under operating leases. As of May 31, 2008, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)

Fiscal 2009	$432
Fiscal 2010	370
Fiscal 2011	259
Fiscal 2012	187
Fiscal 2013	124
Thereafter	341

Future minimum operating lease payments	1,713
Less: minimum payments to be received from non-cancelable subleases	(210)

Total future minimum operating lease payments, net	$1,503

Lease commitments include future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 7. We have approximately $355 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2008.

Rent expense was $276 million, $224 million and $175 million for fiscal 2008, 2007 and 2006, respectively, net of sublease income of approximately $57 million, $32 million and $23 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term.

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable, legally binding and specify certain minimum quantity and pricing terms. As of May 31, 2008, our unconditional purchase obligations total $395 million for fiscal 2009, $17 million for fiscal 2010, $4 million for fiscal 2011, $3 million for fiscal 2012, $3 million for fiscal 2013 and $10 million thereafter.

We also have commitments for approximately $407 million of cash consideration that we expect to pay in the first quarter of fiscal 2009 in connection with certain companies that we agreed to acquire.

Guarantees

Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements. Certain of our software license agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our results of operations, financial position, or cash flows.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. Warranty expense was not significant in fiscal 2008, fiscal 2007 or fiscal 2006.

We occasionally are required, for various reasons, to enter into agreements with financial institutions that provide letters of credit on our behalf to parties we conduct business with in ordinary course. Such agreements have not had a material effect on our results of operations, financial position or cash flows.

Derivative Financial Instruments

We use derivative financial instruments to manage certain foreign currency and interest rate risks.

Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. Our ultimate realized gain or loss with respect to currency fluctuations depends upon the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in non-operating income, net in the accompanying consolidated statements of operations were $17 million, $17 million and $15 million in fiscal 2008, 2007 and 2006, respectively. The net unrealized gains of our outstanding foreign currency forward contracts were $3 million and $5 million at May 31, 2008 and 2007, respectively.

Interest Rate Swap Agreements

In September 2007, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our New 2009 Notes and 2010 Notes (described in Note 6 above) so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively. The critical terms of the interest rate swap agreements and the New 2009 Notes and 2010 Notes match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. The periodic interest obligations related to the swap agreements, which occur at the same interval as the New 2009 Notes and 2010 Notes, are recorded as interest expense. The fair values of the interest rate swaps totaled an unrealized loss of $24 million, net of tax effects, at May 31, 2008. We are accounting for these swaps as hedges pursuant to Statement 133. The unrealized losses on these interest rate swaps are included in accumulated other comprehensive income and the corresponding fair value payables are included in other accrued liabilities and other long-term liabilities for the current and non-current portions, respectively, in our consolidated balance sheet.

Net Investment Hedges

Periodically, we hedge the net assets of certain international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the excluded portion and the ineffective portion, if any) is recognized in non-operating income, net.

Net gains (losses) on investment hedges reported in stockholders’ equity, net of tax effects were $(53) million, $28 million and $14 million in fiscal 2008, 2007 and 2006, respectively. Net gains on investment hedges reported in non-operating income, net were $23 million, $28 million and $24 million in fiscal 2008, 2007 and 2006, respectively.

At May 31, 2008, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of our majority owned subsidiary, Oracle Japan. The fair value of our Yen investment hedge was nominal as of May 31, 2008 and 2007. As of May 31, 2008, the Yen investment hedge had a notional amount of $633 million and an exchange rate of 104.32 Yen for each U.S. Dollar.

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

The maximum potential penalty under the CAP, by version, as of May 31, 2008 was as follows:

			Maximum Potential
	Dates Offered to Customers(1)		Penalty
CAP Version	Start Date	End Date	(in millions)

Version 1	June 1, 2003	September 12, 2003	$3
Version 2	September 12, 2003	September 30, 2003	—
Version 3	September 30, 2003	November 7, 2003	—
Version 4	November 18, 2003	June 30, 2004	152
Version 5	June 16, 2004	December 28, 2004	728
Version 6	October 12, 2004	December 28, 2004	1,050

			$1,933

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The substantial majority of the CAP provisions will expire no later than four years after the contract date.

We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of May 31, 2008 was $1.9 billion. Some of the CAP provisions have expired or have been removed from these licensing arrangements. We expect the significant majority of the remaining CAP provisions to expire by the end of calendar 2008. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of any litigation, we believe we would also have

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for Oracle to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of May 31, 2008, $2.2 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 97.3 million shares for $2.0 billion (including 1.1 million shares for $24 million that were repurchased but not settled), 233.5 million shares for $4.0 billion and 146.9 million shares for $2.1 billion in fiscal 2008, 2007 and 2006, respectively.

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

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes (income tax effects were insignificant for all periods presented):

	May 31,
(in millions)	2008	2007

Foreign currency translation gain, net	$690	$390
Unrealized losses on derivatives	(86)	(9)
Unrealized gains on marketable securities, net	3	2
Unrealized gains on defined benefit plan assets, net	11	20

Total accumulated other comprehensive income	$618	$403

Rights Agreement

On March 31, 2008, our stockholder rights plan expired by its terms.

11.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which replaced the 1991 Long-Term Equity Incentive Plan (the 1991 Plan) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors who are also employees or consultants, independent consultants and advisers. In fiscal 2005, the 2000 Plan was amended and restated to, among other things, eliminate the ability to reprice options without stockholder approval, to provide our Board of Directors (Board) with the ability to grant restricted stock awards, to permit us to grant performance-based equity awards for eligible tax deductibility, to provide our Board with the ability to issue transferable equity awards and to eliminate the ability to buyout employees’ options with cash or common stock. Under the terms of the 2000 Plan, options to purchase

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

common stock generally are granted at not less than fair market value, become exercisable as established by the Board (generally over four years under our current practice), and generally expire no more than ten years from the date of grant. Options granted under the 1991 Plan were granted on similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2008, options to purchase 298 million shares of common stock were outstanding under both plans, of which 168 million were vested. Approximately 299 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock awards or long-term performance awards under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Original Directors’ Plan), which provided for the issuance of non-qualified stock options to non-employee directors. In fiscal 2004, the Original Directors’ Plan was amended and restated to eliminate a term limit on the plan, eliminate the ability to reprice options without stockholder approval, decrease the number of shares of common stock reserved for issuance under the Original Directors’ Plan, provide the Board with the ability to make grants of restricted stock, restricted stock units or other stock-based awards instead of the automatic option grants and rename the Original Directors’ Plan, the 1993 Directors’ Stock Plan. In fiscal 2007, the Original Directors’ Plan was further amended to, among other things, increase the amounts of the annual stock option grants to directors, permit pro rata option grants to chairs of Board of Directors’ committees and to provide that the Board of Directors or the Compensation Committee may, in the future, change the option grant policy for non-employee directors (the Directors’ Plan). Under the terms of the Directors’ Plan, options to purchase 8 million shares of common stock were reserved for issuance, options are granted at not less than fair market value, become exercisable over four years, and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based awards. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options, as described below, granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2008, options to purchase approximately 4 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which approximately 2 million were vested. Approximately 2 million shares are available for future option awards under this plan of which a lesser portion than the total may be used for grants other than options.

In connection with certain of our acquisitions, including PeopleSoft, BEA, Siebel and Hyperion, we assumed all of the outstanding stock options and other stock awards of each acquiree’s respective stock plans. These stock options and other stock awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2008, options to purchase 77 million shares of common stock and 1 million shares of restricted stock were outstanding under these plans.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

The following table summarizes stock option activity for our last three fiscal years ended May 31, 2008:

	Options Outstanding
		Weighted
	Shares Under	Average
(in millions, except exercise price)	Option	Exercise Price

Balance, May 31, 2005	469	$11.92
Granted	68	$12.37
Assumed in connection with acquisitions	82	$17.22
Exercised	(87)	$6.56
Canceled	(59)	$16.64

Balance, May 31, 2006	473	$13.25
Granted	61	$14.81
Assumed in connection with acquisitions	25	$11.27
Exercised	(106)	$8.22
Canceled	(19)	$34.57

Balance, May 31, 2007	434	$13.65
Granted	61	$20.49
Assumed in connection with acquisitions	36	$17.24
Exercised	(135)	$9.12
Canceled	(18)	$20.83

Balance, May 31, 2008	378	$16.37

The range of stock option exercise prices is due to the fluctuating price of our stock over the period of the grants and from the conversion of options assumed from our acquisitions. The following table summarizes our range of stock option exercise prices and related information as of May 31, 2008:

		Weighted Average
	Options Outstanding	Remaining		Options Exercisable	Weighted Average
Range of Exercise	as of May 31, 2008	Contractual Life	Weighted Average	as of May 31, 2008	Exercise Price of
Prices	(in millions)	(in years)	Exercise Price	(in millions)	Exercisable Options

$ 0.01—$ 6.88	41	1.06	$6.29	41	$6.30
$ 6.89—$ 9.90	46	4.82	$8.99	39	$8.89
$ 9.91—$11.85	21	3.85	$10.78	17	$10.80
$11.86—$12.34	39	6.89	$12.32	16	$12.31
$12.35—$14.55	40	5.27	$13.18	33	$13.14
$14.56—$14.58	45	8.08	$14.57	9	$14.57
$14.59—$20.07	41	4.61	$16.85	31	$16.46
$20.08—$20.49	53	8.89	$20.48	2	$20.26
$20.50—$126.59	52	2.57	$35.43	49	$36.26

$ 0.01—$126.59	378	5.24	$16.37	237	$16.38

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Options outstanding that have vested and that are expected to vest as of May 31, 2008 are as follows:

			Weighted	In-the-Money
			Average	Options as of	Aggregate
	Outstanding	Weighted	Remaining	May 31,	Intrinsic
	Options	Average	Contract Term	2008	Value(1)
	(in millions)	Exercise Price	(in years)	(in millions)	(in millions)

Vested	237	$16.38	3.55	196	$1,817
Expected to vest(2)	116	$16.31	8.06	116	1,075

Total	353	$16.36	5.03	312	$2,892

(1)	The aggregate intrinsic value was calculated based on the difference between our closing stock price on May 31, 2008 of $22.84 and the exercise prices for all in-the-money options outstanding.

(2)	The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2008 was approximately $534 million and is expected to be recognized over a weighted average period of 2.26 years. Approximately 25 million shares outstanding as of May 31, 2008 are not expected to vest.

Stock-Based Compensation Expense and Valuation of Stock Awards Granted

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2008	2007	2006

Sales and marketing	$51	$38	$8
Software license updates and product support	10	11	3
Cost of services	13	15	7
Research and development	114	85	13
General and administrative	69	49	—
Acquisition related and other	112	9	18

Total stock-based compensation	369	207	49
Estimated income tax benefit included in provision for income taxes	(128)	(70)	(10)

Total stock-based compensation, net of estimated income tax benefit	$241	$137	$39

Quarterly, we assess whether there have been any significant changes in facts and circumstances that would affect our estimated forfeiture rate. The net effect of forfeiture adjustments based upon actual results was an increase to our stock-based compensation expense of approximately $6 million for fiscal 2008 (nominal for fiscal 2007).

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

The following table presents the effect on reported net income and earnings per share if we had accounted for our stock options under the fair value method of accounting for fiscal 2006:

Year Ended
(in millions, except for per share data)	May 31, 2006

Net income, as reported	$3,381
Add: Stock-based employee compensation expense included in net income, net of related tax effects	39
Deduct: Stock-based employee compensation expense determined under the fair value method, net of related tax effects	(158)

Pro forma net income	$3,262

Earnings per share:
Basic—as reported	$0.65
Basic—pro forma	$0.63
Diluted—as reported	$0.64
Diluted—pro forma	$0.62

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. The fair value of employee and director stock options granted and options assumed from acquisitions, were estimated at the date of grant or date of acquisition for acquired options assumed. The weighted average input assumptions used and resulting fair values were as follows for fiscal 2008, 2007, and 2006:

	Year Ended May 31,
	2008	2007	2006

Expected life (in years)	5.0	4.9	4.5
Risk-free interest rate	4.6%	5.0%	4.3%
Volatility	29%	26%	26%
Dividend yield	—	—	—
Weighted-average fair value of grants	$7.53	$6.17	$3.89

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated based on the implied volatility of our longest-term, traded options. We do not currently pay cash dividends on our common stock and do not anticipate doing so for the foreseeable future. Accordingly, our expected dividend yield input is zero.

Tax Benefits from Option Exercises

We settle employee stock option exercises primarily with newly issued common shares and may, on occasion, settle employee stock option exercises with our treasury shares. Total cash received as a result of option exercises was approximately $1.2 billion, $873 million and $573 million for fiscal 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options exercised was $2.0 billion, $986 million and $594 million for fiscal 2008, 2007 and 2006, respectively. In connection with these exercises, the tax benefits realized by us were $588 million, $338 million and $169 million for fiscal 2008, 2007 and 2006, respectively. The adoption of Statement 123(R) required us to change our cash flow classification of certain tax benefits received from stock option exercises beginning in fiscal 2007. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $454 million and $259 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2008 and 2007, respectively. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of our Statement 123(R) adoption date, which also affects the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities, we adopted the

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

alternative transition method as prescribed under FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan). Starting with the April 1, 2005 semi-annual option period, we amended the Purchase Plan such that employees can purchase shares of common stock at a price per share that is 95% of the fair value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2008, 81 million shares were reserved for future issuances under the Purchase Plan. During fiscal 2008, 2007 and 2006, we issued 3 million, 3 million and 6 million shares, respectively, under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $234 million, $198 million and $170 million for fiscal years 2008, 2007 and 2006, respectively. The number of plan participants in our defined contribution plans has increased primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service. We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the plan, net of forfeitures, were $80 million, $67 million and $58 million in fiscal 2008, 2007 and 2006, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were approximately $210 million and $195 million as of May 31, 2008 and 2007, respectively, and are presented in other assets and other long-term liabilities in the accompanying consolidated balance sheets.

12.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2008	2007	2006

Domestic	$3,930	$3,302	$2,727
Foreign	3,904	2,684	2,083

Total income before provision for income taxes	$7,834	$5,986	$4,810

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2008	2007	2006

Current provision:
Federal	$1,325	$864	$938
State	231	147	97
Foreign	892	757	434

Total current provision	2,448	1,768	1,469

Deferred provision (benefit):
Federal	(96)	45	(35)
State	(24)	4	8
Foreign	(15)	(105)	(13)

Total deferred benefit	(135)	(56)	(40)

Total provision for income taxes	$2,313	$1,712	$1,429

Effective income tax rate	29.5%	28.6%	29.7%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2008	2007	2006

Tax provision at statutory rate	$2,742	$2,095	$1,684
Foreign earnings at other than United States rates	(569)	(580)	(426)
State tax expense, net of federal benefit	135	98	68
Settlement of audits and expiration of statutes, net	(20)	(29)	—
Other	25	128	103

Total provision for income taxes	$2,313	$1,712	$1,429

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

The components of the deferred tax assets and liabilities consist of the following:

	May 31,
(in millions)	2008	2007

Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Unremitted earnings of foreign subsidiaries	(110)	(38)
Acquired intangible assets	(2,143)	(1,756)
Other	(49)	—

Total deferred tax liabilities	(2,432)	(1,924)
Deferred tax assets:
Accruals and allowances	436	417
Employee compensation and benefits	435	270
Differences in timing of revenue recognition	176	166
Depreciation and amortization	206	85
Tax credit and net operating loss carryforwards	1,315	935
Other	—	91

Total deferred tax assets	2,568	1,964
Valuation allowance	(190)	(166)

Net deferred tax liability	$(54)	$(126)

Recorded as:
Current deferred tax assets	$853	$968
Non-current deferred tax assets (in other assets)	360	47
Current deferred tax liabilities (in other current liabilities)	(49)	(20)
Non-current deferred tax liabilities	(1,218)	(1,121)

Net deferred tax liability	$(54)	$(126)

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2008, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $7.2 billion and $4.7 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $1.7 billion and $1.5 billion, respectively.

The valuation allowance was $190 million at May 31, 2008 and $166 million at May 31, 2007. The net increase is primarily attributable to deferred taxes of acquired entities, principally state attributes. Substantially all of the valuation allowance relates to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits will be applied to reduce goodwill and then to intangible assets established pursuant to the related acquisition through fiscal 2009, and will be recorded to our provision for income taxes upon our adoption of Statement 141(R) in fiscal 2010.

At May 31, 2008, we had federal net operating loss carryforwards of approximately $1.5 billion. These losses expire in various years between fiscal 2014 and fiscal 2027, and are subject to limitations on their utilization. We have state

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

net operating loss carryforwards of approximately $2.1 billion, which expire between fiscal 2009 and fiscal 2027, and are subject to limitations on their utilization. We have tax credit carryforwards of approximately $240 million, which are subject to limitations on their utilization. Approximately $117 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $123 million, expires in various years between fiscal 2010 and fiscal 2026.

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

The adoption of FIN 48 resulted in an increase to our retained earnings of $3 million and also resulted in us changing the classification of our unrecognized tax benefits from current to non-current during fiscal 2008.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows:

Year Ended
(in millions)	May 31, 2008

Gross unrecognized tax benefits as of June 1, 2007 (FIN 48 adoption date)	$1,251
Increases related to tax positions from prior fiscal years, including acquisitions	256
Decreases related to tax positions from prior fiscal years	(5)
Increases related to tax positions taken during fiscal 2008	180
Settlements with tax authorities	(20)
Lapses of statutes of limitation	(24)
Other	55

Total gross unrecognized tax benefits as of May 31, 2008	$1,693

As of May 31, 2008, $799 million of unrecognized benefits would affect our effective tax rate if realized. We believe the amount of unrecognized tax benefits as of May 31, 2008 that would affect our effective tax rate if realized after the adoption of Statement 141(R) in fiscal 2010 to be approximately $1.2 billion. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $30 million during fiscal 2008. The gross amount of interest and penalties accrued as of May 31, 2008 was $366 million.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2006. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, issues related to certain capital gains and losses, Foreign Sales Corporation/Extraterritorial Income exemptions, stewardship deductions and foreign tax credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2008, the unrecognized tax benefits related to these audits could either increase as much as $68 million or decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $293 million ($246 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2008, the gross unrecognized tax

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

benefits, could decrease (whether by payment, release, or a combination of both) by as much as $152 million ($74 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing and a technical matter of corporate restructuring, which would be affected by the possible passage of favorable legislation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a renewal for the years ending May 31, 2007 through May 31, 2011. We currently are negotiating an additional bilateral agreement to cover the period from June 1, 2001 through May 31, 2008. There can be no guarantee that such negotiations will result in an agreement.

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

The new software license line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, analytics software, content management software, development tools and data integration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as customer relationship management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services, enterprise resource planning and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. In addition, the software license updates and product support line of business offers customers Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offers support for Oracle VM server virtualization software.

The consulting line of business provides services to customers in business strategy and analysis, business process optimization, and the implementation, deployment and upgrade of our database, middleware and applications

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

software. On Demand includes Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that deploy our database, middleware and applications software either at our data center facilities, at select partner data centers or at customer facilities. CRM On Demand is a service offering that provides our customers with our CRM Software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of solution support centers, business critical assistance, technical account management, expert services, configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor led, media based and internet based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of our businesses and operating segments:

	Year Ended May 31,
(in millions)	2008	2007	2006

New software licenses:
Revenues(1)	$7,501	$5,874	$4,897
Sales and distribution expenses	4,040	3,326	2,638

Margin(2)	$3,461	$2,548	$2,259
Software license updates and product support:
Revenues(1)	$10,507	$8,541	$7,027
Cost of services	933	788	673

Margin(2)	$9,574	$7,753	$6,354
Total software business:
Revenues(1)	$18,008	$14,415	$11,924
Expenses	4,973	4,114	3,311

Margin(2)	$13,035	$10,301	$8,613

Consulting:
Revenues(1)	$3,454	$2,851	$2,113
Cost of services	2,914	2,384	1,787

Margin(2)	$540	$467	$326
On Demand:
Revenues(1)	$695	$555	$398
Cost of services	569	529	372

Margin(2)	$126	$26	$26
Education:
Revenues(1)	$452	$387	$336
Cost of services	314	272	235

Margin(2)	$138	$115	$101
Total services business:
Revenues(1)	$4,601	$3,793	$2,847
Cost of services	3,797	3,185	2,394

Margin(2)	$804	$608	$453

Totals:
Revenues(1)	$22,609	$18,208	$14,771
Expenses	8,770	7,299	5,705

Margin(2)	$13,839	$10,909	$9,066

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting include $179 million, $212 million and $391 million of revenues that we did not recognize in the accompanying consolidated statements of operations for fiscal 2008, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related and other expenses or stock-based compensation.

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2008	2007	2006

Total revenues for reportable segments	$22,609	$18,208	$14,771
Software license updates and product support revenues(1)	(179)	(212)	(391)

Total revenues	$22,430	$17,996	$14,380

Total margin for reportable segments	$13,839	$10,909	$9,066
Software license updates and product support revenues(1)	(179)	(212)	(391)
Product development and information technology expenses	(3,012)	(2,460)	(2,160)
Marketing and partner program expenses	(460)	(424)	(447)
Corporate and general and administrative expenses	(677)	(575)	(473)
Amortization of intangible assets	(1,212)	(878)	(583)
Acquisition related and other	(124)	(140)	(137)
Restructuring	(41)	(19)	(85)
Stock-based compensation	(257)	(198)	(31)
Interest expense	(394)	(343)	(169)
Non-operating income, net	351	326	220

Income before provision for income taxes	$7,834	$5,986	$4,810

(1)	Software license updates and product support revenues for management reporting include $179 million, $212 million and $391 million of revenues that we did not recognize in our accompanying consolidated statements of operations for fiscal 2008, 2007 and 2006, respectively. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for fiscal 2008, fiscal 2007 or fiscal 2006.

	Year Ended May 31,
	2008		2007		2006
		Long Lived		Long Lived		Long Lived
(in millions)	Revenues	Assets(1)	Revenues	Assets(1)	Revenues	Assets(1)

United States	$9,650	$1,465	$7,826	$1,404	$6,449	$1,351
United Kingdom	1,655	110	1,293	111	1,153	109
Japan	1,068	207	909	164	841	105
Germany	983	9	720	11	579	8
France	858	21	635	16	509	16
Canada	737	15	548	10	472	12
Other foreign countries	7,479	532	6,065	415	4,377	179

Total	$22,430	$2,359	$17,996	$2,131	$14,380	$1,780

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

14.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2008	2007	2006

Net income	$5,521	$4,274	$3,381

Weighted average common shares outstanding	5,133	5,170	5,196
Dilutive effect of employee stock plans	96	99	91

Dilutive weighted average common shares outstanding	5,229	5,269	5,287

Basic earnings per share	$1.08	$0.83	$0.65
Diluted earnings per share	$1.06	$0.81	$0.64
Shares subject to anti-dilutive stock options excluded from calculation(1)	98	76	123

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future. See Note 11 for information regarding the prices of our outstanding, unexercised options.

15.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. On July 26, 2007, defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment against all defendants and a motion for summary judgment against our Chief Executive Officer. On August 7, 2007, plaintiffs filed amended versions of these motions. The parties’ summary judgment motions are fully briefed. On October 5, 2007, plaintiffs filed a motion seeking a default judgment against defendants or various other sanctions because of defendants’ alleged destruction of evidence. This motion is fully briefed. A hearing on all these motions was held on December 20, 2007. The court has not yet ruled on any of these motions. On April 7, 2008, the case was reassigned to a new judge, who has scheduled a status conference for July 18, 2008. On June 27, 2008, the court ordered supplemental briefing on plaintiffs’ sanctions motion. Currently, no date has been set for trial. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Mangosoft Intellectual Property Litigation

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

Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid and unenforceable, were the only claims that the Court left open for trial. On April 21, 2006 Mangosoft filed a motion asking that Mangosoft be allowed to appeal the noninfringement ruling immediately to the Federal Circuit Court of Appeals and that trial on Oracle’s counterclaims be stayed until that appeal has been resolved. Oracle filed a brief opposing that motion on May 8, 2006. On March 28, 2007, the Court issued an order largely granting the relief sought by Mangosoft. The Court dismissed Oracle’s counterclaims of invalidity and inequitable conduct without prejudice and ordered the entry of judgment of noninfringement consistent with its March 14, 2006 order on summary judgment. On March 29, 2007, the Court entered Judgment in Oracle’s favor on the issue of noninfringement and, on the same day, Mangosoft filed its notice of appeal to the Federal Circuit stating that it was appealing (1) the Court’s March 14, 2006 order on summary judgment, (2) the Court’s order of March 28, 2007, (3) the Court’s claim construction order of September 21, 2004, and (4) the entry of judgment on March 29, 2007. Oracle has filed its statement of costs in connection with the entry of judgment. On May 21, 2007, the parties were notified that the matter was selected for inclusion in the Federal Circuit’s mandatory Appellate Mediation Program. A mediation was held on June 20, 2007, but the matter was not resolved. Mangosoft filed its opening appeal brief in the Federal Circuit on August 6, 2007. Oracle filed its responsive brief on November 16, 2007, and Mangosoft filed its reply brief on January 8, 2008. The

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2008

Federal Circuit heard oral argument in the appeal on March 3, 2008. On May 14, 2008, the Federal Circuit issued an opinion and order affirming the District Court’s grant of Oracle’s motion for summary judgment of noninfringement. Plaintiffs’ time to seek reconsideration of the Federal Circuit’s decision has expired. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

EpicRealm Intellectual Property Litigation

On June 30, 2006, we filed a declaratory judgment action against EpicRealm Licensing, LP (“EpicRealm”) in the United States District Court, District of Delaware, seeking a judicial declaration of noninfringement and invalidity of U.S. Patent Nos. 5,894,554 (the ‘554 Patent) and 6,415,335B1 (the ‘335 Patent). We filed the lawsuit following the resolution of an indemnification claim by one of our customers related to EpicRealm’s assertion of the ‘554 Patent and ‘335 Patent against the customer in a patent infringement case in the United States District Court for the Eastern District of Texas.

On April 13, 2007, EpicRealm filed an Answer and Counterclaim in which it: (1) denies our noninfringement and invalidity allegations; (2) alleges that we have willfully infringed, and are willfully infringing, the ‘554 Patent and ‘335 Patent; and (3) requests a permanent injunction, an award of unspecified money damages, interest, attorneys’ fees, and costs. On May 7, 2007, we filed an Answer to EpicRealm’s infringement counterclaim, denying EpicRealm’s infringement allegations and asserting affirmative defenses.

The parties currently are conducting discovery. Briefing on claims construction and summary judgment motions is scheduled for the summer of 2008. A Markman hearing and oral argument on summary judgment motions are both set for September 26, 2008. Trial is scheduled to begin on January 12, 2009. We believe that we have meritorious defenses against EpicRealm’s counterclaims, and we will continue to vigorously defend against those counterclaims.

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly owned subsidiary, SAP America, Inc., and its wholly owned subsidiary, TomorrowNow, Inc., (collectively, the SAP Defendants) alleging violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, conversion, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. Oracle alleged that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The complaint seeks unspecified damages and preliminary and permanent injunctive relief. On April 10, 2007, Oracle filed a stipulation extending the time for the SAP Defendants to respond to the complaint. On June 1, 2007, Oracle filed its First Amended Complaint, adding claims for infringement of the federal Copyright Act and breach of contract, and dropping the conversion and separately pled conspiracy claims. On July 2, 2007 the SAP Defendants’ filed their Answer and Affirmative Defenses, acknowledging that TomorrowNow had made some “inappropriate downloads” and otherwise denying the claims alleged in the First Amended Complaint. The parties are engaged in discovery and continue to negotiate a Preservation Order. At case management conferences held on February 12, 2008 and April 24, 2008, Oracle advised the Court that Oracle intends to file a Second Amended Complaint, based on new facts learned during the course of discovery.

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

SCHEDULE II

ORACLE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged
	Beginning	to Operations or		Translation	Ending
(in millions)	Balance	Other Accounts	Write-offs	Adjustments	Balance

Trade Receivable Allowances
Year Ended:
May 31, 2006	$269	241	(185)	—	$325

May 31, 2007	$325	244	(268)	5	$306

May 31, 2008	$306	164	(182)	15	$303

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 2, 2008.

ORACLE CORPORATION

By:	/s/ Lawrence J. Ellison
Lawrence J. Ellison, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Lawrence J. Ellison Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	July 2, 2008

/s/ Safra A. Catz Safra A. Catz	President, Chief Financial Officer and Director (Principal Financial Officer)	July 2, 2008

/s/ William Corey West William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	July 2, 2008

/s/ Jeffrey O. Henley Jeffrey O. Henley	Chairman of the Board of Directors	July 2, 2008

/s/ Jeffrey S. Berg Jeffrey S. Berg	Director	July 2, 2008

/s/ H. Raymond Bingham H. Raymond Bingham	Director	July 2, 2008

/s/ Michael J. Boskin Michael J. Boskin	Director	July 2, 2008

/s/ George H. Conrades George H. Conrades	Director	July 2, 2008

/s/ Hector Garcia-Molina Hector Garcia-Molina	Director	July 2, 2008

/s/ Jack F. Kemp Jack F. Kemp	Director	July 2, 2008

/s/ Donald L. Lucas Donald L. Lucas	Director	July 2, 2008

/s/ Charles E. Phillips, Jr. Charles E. Phillips, Jr.	President and Director	July 2, 2008

/s/ Naomi O. Seligman Naomi O. Seligman	Director	July 2, 2008

ORACLE CORPORATION
INDEX OF EXHIBITS

Exhibit
Number	Exhibit Title

12.01	Consolidated Ratio of Earnings to Fixed Charges
21.01	Subsidiaries of the Registrant
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act