Form 10-Q
period 2008-08-31
ORACLE CORP
filed 2008-09-22
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The number of shares of registrant’s common stock outstanding as of September 15, 2008 was: 5,154,458,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of August 31, 2008 and May 31, 2008
(Unaudited)

	August 31,	May 31,
(in millions, except per share data)	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,553	$8,262
Marketable securities	4,468	2,781
Trade receivables, net of allowances of $306 and $303 as of August 31, 2008 and May 31, 2008	3,260	5,127
Deferred tax assets	905	853
Prepaid expenses and other current assets	665	1,080

Total current assets	17,851	18,103

Non-current assets:
Property, net	1,886	1,688
Intangible assets: software support agreements and related relationships, net	3,731	3,797
Intangible assets: other, net	4,422	4,598
Goodwill	18,260	17,991
Other assets	1,103	1,091

Total non-current assets	29,402	29,165

Total assets	$47,253	$47,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,001	$1,001
Accounts payable	402	383
Accrued compensation and related benefits	1,138	1,770
Deferred revenues	5,017	4,492
Other current liabilities	1,689	2,383

Total current liabilities	9,247	10,029

Non-current liabilities:
Notes payable and other non-current borrowings	10,236	10,235
Income taxes payable	1,638	1,566
Deferred tax liabilities	1,214	1,218
Other non-current liabilities	1,102	1,195

Total non-current liabilities	14,190	14,214

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,154 shares as of August 31, 2008 and 5,150 shares as of May 31, 2008	12,828	12,446
Retained earnings	10,593	9,961
Accumulated other comprehensive income	395	618

Total stockholders’ equity	23,816	23,025

Total liabilities and stockholders’ equity	$47,253	$47,268

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended August 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	August 31,
(in millions, except per share data)	2008	2007

Revenues:
New software licenses	$1,237	$1,087
Software license updates and product support	2,935	2,383

Software revenues	4,172	3,470
Services	1,159	1,059

Total revenues	5,331	4,529

Operating expenses:
Sales and marketing	1,112	974
Software license updates and product support	282	228
Cost of services	1,026	931
Research and development	708	652
General and administrative	206	195
Amortization of intangible assets	413	285
Acquisition related and other	49	47
Restructuring	14	—

Total operating expenses	3,810	3,312

Operating income	1,521	1,217
Interest expense	(159)	(94)
Non-operating income, net	82	77

Income before provision for income taxes	1,444	1,200
Provision for income taxes	367	360

Net income	$1,077	$840

Earnings per share:
Basic	$0.21	$0.16

Diluted	$0.21	$0.16

Weighted average common shares outstanding:
Basic	5,152	5,110

Diluted	5,235	5,217

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	August 31,
(in millions)	2008	2007

Cash Flows From Operating Activities:
Net income	$1,077	$840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64	67
Amortization of intangible assets	413	285
Deferred income taxes	(53)	24
Minority interests in income	16	12
Stock-based compensation	91	101
Tax benefits on the exercise of stock options	101	129
Excess tax benefits on the exercise of stock options	(65)	(82)
In-process research and development	4	7
Other gains, net	(1)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,812	1,381
Decrease in prepaid expenses and other assets	397	161
Decrease in accounts payable and other liabilities	(906)	(679)
Decrease in income taxes payable	(361)	(301)
Increase in deferred revenues	651	756

Net cash provided by operating activities	3,240	2,701

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(3,188)	(896)
Proceeds from maturities and sales of marketable securities and other investments	1,420	561
Acquisitions, net of cash acquired	(395)	(546)
Capital expenditures	(323)	(87)

Net cash used for investing activities	(2,486)	(968)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(500)	(530)
Proceeds from issuances of common stock	280	317
Repayments of borrowings	(4)	(1,361)
Excess tax benefits on the exercise of stock options	65	82
Distributions to minority interests	(30)	(28)

Net cash used for financing activities	(189)	(1,520)

Effect of exchange rate changes on cash and cash equivalents	(274)	24

Net increase in cash and cash equivalents	291	237
Cash and cash equivalents at beginning of period	8,262	6,218

Cash and cash equivalents at end of period	$8,553	$6,455

Non-cash investing and financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$—	$14
Unsettled repurchases of common stock	$24	$17

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2009. There have been no significant changes in new accounting pronouncements or in our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 other than the impact of our adoption of Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, for which we have established a policy and provided disclosures in Note 3.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of in-process research and development expenses, personnel related costs for transitional employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the purchase price allocation period has ended, and certain other operating expenses, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the original terms of those options.

	Three Months Ended
	August 31,
(in millions)	2008	2007

In-process research and development	$4	$7
Transitional employee related costs	27	6
Stock-based compensation	5	32
Professional fees and other, net	4	2
Business combination adjustments	9	—

Total acquisition related and other expenses	$49	$47

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, the minority owners’ shares in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited, formerly i-flex solutions limited, and Oracle Japan), and other income including net realized gains related to our investments.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

	Three Months Ended
	August 31,
(in millions)	2008	2007

Interest income	$88	$74
Foreign currency gains, net	9	6
Minority interests	(16)	(12)
Other income, net	1	9

Total non-operating income, net	$82	$77

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, foreign currency translation gains and losses, gains and losses related to derivative financial instruments that are reflected in stockholders’ equity instead of net income, and unrealized gains and losses on marketable debt and equity securities. The following table sets forth the calculation of comprehensive income:

	Three Months Ended
	August 31,
(in millions)	2008	2007

Net income	$1,077	$840
Change in foreign currency translation gain (loss), net	(243)	24
Unrealized gain (loss) on derivative financial instruments, net	19	(20)
Unrealized gain on marketable securities, net	1	—

Comprehensive income	$854	$844

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

Derivative Instruments and Hedging Activities Disclosures:  In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of Statement 161 on our consolidated financial statements.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

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

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. As described in Note 3, we have adopted Statement 157 except for those items specifically deferred under FSP No. FAS 157-2. We are currently evaluating the impact of the full adoption of Statement 157 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2008 Acquisitions

BEA Systems, Inc.

We acquired BEA Systems, Inc. on April 29, 2008 by means of a merger of one of our wholly owned subsidiaries with and into BEA such that BEA became a wholly owned subsidiary of Oracle. We acquired BEA to, among other things, expand our offering of middleware products. We have included the financial results of BEA in our consolidated financial results effective April 29, 2008.

The total purchase price for BEA was $8.6 billion which consisted of $8.3 billion in cash paid to acquire the outstanding common stock of BEA, $225 million for the fair value of BEA options assumed and restricted stock awards exchanged and $9 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $4.4 billion of goodwill, $3.3 billion of identifiable intangible assets, $860 million of net tangible assets and $17 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to certain restructuring liabilities, legal matters, income and non-income based taxes and residual goodwill.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

Other Acquisitions

During the first quarter of fiscal 2009 and during fiscal 2008, we acquired several other companies and purchased certain technology and development assets. Our acquisitions during the first quarter of fiscal 2009 were not significant individually or in the aggregate. Our fiscal 2008 acquisitions, other than BEA, were not significant individually or in the aggregate. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The impact of our acquisitions on our unaudited pro forma financial information for the first quarter of fiscal 2009 was nominal and, therefore, we have presented our historical results for comparative purposes. The unaudited pro forma financial information for the first quarter of fiscal 2008 presented in the table below summarizes the combined results of operations of Oracle, BEA and Agile Software Corporation (which we acquired on July 16, 2007) on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2008 (the impact of our other fiscal 2008 acquisitions on our unaudited pro forma financial information was nominal and therefore not included). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of fiscal 2008. The pro forma financial information presented includes amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed, adjustments to interest expense and the related tax effects.

The unaudited pro forma financial information for the three months ended August 31, 2007 combines the historical results of Oracle for the three months ended August 31, 2007 and, due to differences in our reporting periods, the historical results of BEA for the three months ended July 31, 2007 and the historical results of Agile for the period June 1, 2007 to July 15, 2007 along with the business combination accounting effects listed above.

	Three Months Ended
	August 31,
(in millions, except per share data)	2008	2007

Total revenues	$5,331	$4,906
Net income	$1,077	$741
Basic earnings per share	$0.21	$0.15
Diluted earnings per share	$0.21	$0.14

3.	FAIR VALUE MEASUREMENTS

On June 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. The adoption of Statement 157 did not have a material impact on our consolidated financial statements. Statement 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Statement 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Statement 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•	Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of August 31, 2008 (Level 1 and 2 inputs are defined above):

	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total

Assets:
Money market funds	$648	$—	$648
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,724	—	1,724
Commercial paper debt securities	—	3,193	3,193
Corporate debt securities and other	—	1,547	1,547

Total financial assets	$2,372	$4,740	$7,112

Liabilities:
Derivative financial instrument liabilities	$—	$41	$41

Total financial liabilities	$—	$41	$41

Our valuation techniques used to measure the fair values of our money market funds and U.S. Treasury, U.S. government and U.S. government agency debt securities were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of all other instruments listed in the table above, substantially all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data; quoted market prices for similar instruments; or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. Our discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves, and currency spot and forward rates.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in intangible assets for fiscal 2009 and the net book value of intangible assets at August 31, 2008 and May 31, 2008 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	May 31,		August 31,	May 31,		August 31,	May 31,	August 31,	Average
(Dollars in millions)	2008	Additions	2008	2008	Expense	2008	2008	2008	Useful Life

Software support agreements and related relationships	$4,849	$68	$4,917	$(1,052)	$(134)	$(1,186)	$3,797	$3,731	9 years

Developed technology	3,607	77	3,684	(1,203)	(173)	(1,376)	2,404	2,308	5 years

Core technology	1,427	13	1,440	(432)	(62)	(494)	995	946	6 years

Customer relationships	1,183	11	1,194	(170)	(35)	(205)	1,013	989	9 years

Trademarks	262	2	264	(76)	(9)	(85)	186	179	7 years

Total	$11,328	$171	$11,499	$(2,933)	$(413)	$(3,346)	$8,395	$8,153

Total amortization expense related to our intangible assets was $413 million and $285 million for the three months ended August 31, 2008 and 2007, respectively. Estimated future amortization expense related to our intangible assets was $1.3 billion for the remainder of fiscal 2009, $1.6 billion in fiscal 2010, $1.3 billion in fiscal 2011, $1.1 billion in fiscal 2012, $1.0 billion in fiscal 2013, $827 million in fiscal 2014 and $1.0 billion thereafter.

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for the three months ended August 31, 2008 were as follows:

		Software
		License
	New	Updates and
	Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balances as of May 31, 2008	$4,058	$8,028	$1,550	$4,355	$17,991
Allocation of goodwill(1)	1,258	2,907	190	(4,355)	—
Other acquisition goodwill	127	105	37	—	269
Goodwill adjustments(2)	2	(4)	2	—	—

Balances as of August 31, 2008	$5,445	$11,036	$1,779	$—	$18,260

(1)	Represents preliminary goodwill allocation associated with certain acquisitions that was allocated to our operating segments upon the completion of certain valuations.

(2)	Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the purchase price allocation period (generally, up to one year from date of acquisition).

5.	RESTRUCTURING ACTIVITIES

Fiscal 2008 Oracle Restructuring Plan

During the second quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions (the 2008 Plan). During the fourth quarter of fiscal 2008, the 2008 Plan was amended to include the expected effects resulting from our acquisition of BEA. The total estimated restructuring costs (primarily related to employee severance) associated with the 2008 Plan are $122 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In the first quarter of fiscal 2009 we recorded $14 million of restructuring expenses and in fiscal 2008 we recorded $41 million of restructuring expenses in connection with the 2008 Plan. We expect to incur the majority of the

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

remaining $67 million over the remainder of fiscal 2009. Any changes to the estimates of executing the 2008 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans

During the fourth quarter of fiscal 2008, fourth quarter of fiscal 2007 and third quarter of fiscal 2006, our management approved, committed to and initiated plans to restructure certain operations of pre-merger BEA (BEA Restructuring Plan), Hyperion Solutions Corporation (Hyperion Restructuring Plan) and Siebel Systems, Inc. (Siebel Restructuring Plan), respectively. Our management initiated these plans as a result of our acquisitions of these companies in order to improve the cost efficiencies in our operations. The total estimated restructuring costs associated with exiting activities of BEA were $236 million, consisting of estimated severance, excess facilities obligations through fiscal 2014 as well as other restructuring costs. The total restructuring costs associated with exiting activities of Hyperion were $109 million, consisting of severance, excess facilities obligations through fiscal 2017, as well as other restructuring costs. The total restructuring costs associated with exiting activities of Siebel were $585 million, consisting of severance, excess facilities obligations through fiscal 2022, and other restructuring costs.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

Summary of All Plans

							Total	Total
	Accrued	Three Months Ended August 31, 2008				Accrued	Costs	Expected
	May 31,	Initial	Adj. to	Cash		Aug. 31,	Accrued	Program
(in millions)	2008(2)	Costs(3)	Cost(4)	Payments	Others(5)	2008(2)	to Date	Costs

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$10	$6	$—	$(4)	$—	$12	$23	$51
Software license updates and product support	5	1	—	(1)	—	5	7	7
Services	6	5	—	(4)	—	7	15	31
Other(1)	2	2	—	(1)	—	3	10	33

Total Fiscal 2008 Oracle Restructuring	$23	$14	$—	$(10)	$—	$27	$55	$122

BEA Restructuring Plan
Severance	$112	$(2)	$—	$(24)	$—	$86	$151	$151
Facilities	63	8	—	(3)	—	68	71	71
Contracts and other	14	(1)	—	(1)	—	12	14	14

Total BEA Restructuring	$189	$5	$—	$(28)	$—	$166	$236	$236

Hyperion Restructuring Plan
Severance	$33	$—	$—	$(5)	$(1)	$27	$47	$47
Facilities	34	—	(9)	(2)	(2)	21	41	41
Contracts and other	14	—	—	(1)	—	13	21	21

Total Hyperion Restructuring	$81	$—	$(9)	$(8)	$(3)	$61	$109	$109

Siebel Restructuring Plan
Severance	$1	$—	$—	$—	$—	$1	$60	$60
Facilities	179	—	10	(10)	(4)	175	484	484
Contracts and other	12	—	—	—	—	12	41	41

Total Siebel Restructuring	$192	$—	$10	$(10)	$(4)	$188	$585	$585

Total Other Restructuring Plans	$83	$—	$—	$(13)	$(7)	$63

Total All Restructuring Plans	$568	$19	$1	$(69)	$(14)	$505

(1)	Includes severance costs associated with research and development, and general and administrative functions, and certain other facility related costs.

(2)	Accrued restructuring at August 31, 2008 and May 31, 2008 was $505 million and $568 million, respectively. The balances include $285 million and $308 million recorded in other current liabilities and $220 million and $260 million recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets at August 31, 2008 and May 31, 2008, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)	Adjustment increases to the Siebel Restructuring Plan were included in our condensed consolidated statement of operations (acquisition related and other expenses) for the first quarter of fiscal 2009. Adjustment decreases to the Hyperion Restructuring Plan were recorded to goodwill.

(5)	Primarily represents foreign currency translation adjustments.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	August 31,	May 31,
(in millions)	2008	2008

Software license updates and product support	$4,486	$3,939
Services	315	333
New software licenses	216	220

Deferred revenues, current	5,017	4,492
Deferred revenues, non-current	229	262

Total deferred revenues	$5,246	$4,754

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that cannot be segmented from consulting services or certain extended payment term arrangements.

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed from our acquisitions in the amount of $91 million and $64 million which would have been otherwise recorded by our acquired businesses as independent entities, for the three months ended August 31, 2008 and 2007, respectively.

7.	COMMITMENTS AND CONTINGENCIES

In June 2003, in response to our tender offer, PeopleSoft, Inc. implemented what it referred to as the “customer assurance program” (CAP). The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired a controlling interest in PeopleSoft. The contingent payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

CAP payments are triggered. The maximum potential penalty under the CAP, by version, as of August 31, 2008 was as follows:

			Maximum Potential
	Dates Offered to Customers(1)		Penalty
CAP Version	Start Date	End Date	(in millions)

Version 1	June 1, 2003	September 12, 2003	$3
Version 2	September 12, 2003	September 30, 2003	—
Version 3	September 30, 2003	November 7, 2003	—
Version 4	November 18, 2003	June 30, 2004	9
Version 5	June 16, 2004	December 28, 2004	469
Version 6	October 12, 2004	December 28, 2004	1,051

			$1,532

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The substantial majority of the CAP provisions will expire no later than four years after the contract date.

We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of August 31, 2008 was $1.5 billion. Some of the CAP provisions have expired or have been removed from these licensing arrangements. We expect the significant majority of the remaining CAP provisions to expire by the end of calendar 2008. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of any litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

8.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for Oracle to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of August 31, 2008, approximately $1.7 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 22.7 million shares for $500 million during the three months ended August 31, 2008 (including approximately 1.1 million shares for $24 million that were repurchased but not settled) and 25.3 million shares for $500 million during the three months ended August 31, 2007 (including 0.8 million shares for $17 million that were repurchased but not settled) under the applicable repurchase programs authorized.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended
	August 31,
(in millions)	2008	2007

Sales and marketing	$19	$13
Software license updates and product support	3	4
Cost of services	3	4
Research and development	37	28
General and administrative	24	20
Acquisition related and other	5	32

Total stock-based compensation	$91	$101

Quarterly, we assess whether there have been any significant changes in facts and circumstances that would affect our estimated forfeiture rate. The net effect of forfeiture adjustments based upon actual results was a decrease of $3 million and an increase of $9 million to our stock-based compensation expense for the three months ended August 31, 2008 and 2007, respectively.

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates. The fair value of employee and director stock options granted and options assumed from acquisitions, were estimated at the date of grant or date of acquisition for acquired options assumed. The weighted average input assumptions used and resulting fair values were as follows for the three months ended August 31, 2008 and 2007:

	Three Months Ended August 31,
	2008	2007

Expected life (in years)	5.4	5.3
Risk-free interest rate	3.4%	5.1%
Volatility	36%	27%
Dividend yield	—	—
Weighted-average fair value of grants	$7.86	$7.10

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

9.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings taxed at lower rates considered as

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

indefinitely reinvested in foreign operations. Our effective tax rate was 25.4% and 30.0% for the three months ended August 31, 2008 and 2007, respectively.

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

We previously negotiated three unilateral Advance Pricing Agreements with the U.S. Internal Revenue Service (IRS) that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a renewal for the years ending May 31, 2007 through May 31, 2011. We currently are negotiating an additional bilateral agreement to cover the period from June 1, 2001 through January 25, 2008. There can be no guarantee that such negotiations will result in an agreement.

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

The new software license line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, analytics software, content management software, development tools and data integration software. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as customer relationship management, enterprise performance management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, procurement, projects, sales, services, enterprise resource planning and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

telephone access to technical support personnel during the support period. In addition, the software license updates and product support line of business offers customers Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offers support for Oracle VM server virtualization software.

The consulting line of business provides services to customers in business strategy and analysis, business process optimization, and the implementation, deployment and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand, CRM On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that deploy our database, middleware and applications software either at our data center facilities, at select partner data centers or at customer facilities. CRM On Demand is a service offering that provides our customers with our CRM software functionality delivered via a hosted solution that we manage. Advanced Customer Services consists of solution support centers, business critical assistance, technical account management, expert services, configuration and performance analysis, personalized support and annual on-site technical services. The education line of business provides instructor-led, media-based and internet-based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended
	August 31,
(in millions)	2008	2007

New software licenses:
Revenues(1)	$1,234	$1,084
Sales and distribution expenses	968	838

Margin(2)	$266	$246
Software license updates and product support:
Revenues(1)	$3,026	$2,446
Cost of services	264	212

Margin(2)	$2,762	$2,234
Total software business:
Revenues(1)	$4,260	$3,530
Expenses	1,232	1,050

Margin(2)	$3,028	$2,480
Consulting:
Revenues(1)	$858	$796
Cost of services	756	674

Margin(2)	$102	$122
On Demand:
Revenues(1)	$195	$158
Cost of services	145	140

Margin(2)	$50	$18
Education:
Revenues(1)	$109	$109
Cost of services	79	75

Margin(2)	$30	$34
Total services business:
Revenues(1)	$1,162	$1,063
Cost of services	980	889

Margin(2)	$182	$174
Totals:
Revenues(1)	$5,422	$4,593
Expenses	2,212	1,939

Margin(2)	$3,210	$2,654

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting included $91 million and $64 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2008 and 2007, respectively. See Note 6 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related and other expenses or stock-based compensation.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended
	August 31,
(in millions)	2008	2007

Total revenues for reportable segments	$5,422	$4,593
Software license updates and product support revenues(1)	(91)	(64)

Total revenues	$5,331	$4,529

Total margin for reportable segments	$3,210	$2,654
Software license updates and product support revenues(1)	(91)	(64)
Product development and information technology expenses	(767)	(711)
Marketing and partner program expenses	(94)	(93)
Corporate and general and administrative expenses	(166)	(164)
Amortization of intangible assets	(413)	(285)
Acquisition related and other	(49)	(47)
Restructuring	(14)	—
Stock-based compensation	(86)	(69)
Interest expense	(159)	(94)
Non-operating income, net	73	73

Income before provision for income taxes	$1,444	$1,200

(1)	Software license updates and product support revenues for management reporting include $91 million and $64 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2008 and 2007, respectively. See Note 6 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

11.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

of outstanding stock awards and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	August 31,
(in millions, except per share data)	2008	2007

Net income	$1,077	$840

Weighted average common shares outstanding	5,152	5,110
Dilutive effect of employee stock plans	83	107

Dilutive weighted average common shares outstanding	5,235	5,217

Basic earnings per share	$0.21	$0.16
Diluted earnings per share	$0.21	$0.16
Shares subject to anti-dilutive stock options excluded from calculation(1)	143	91

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

12.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. On July 26, 2007, defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment against all defendants and a motion for summary judgment against our Chief Executive Officer. On August 7, 2007, plaintiffs filed amended versions of these motions. On October 5, 2007, plaintiffs filed a motion seeking a default judgment against defendants or various other sanctions because of defendants’ alleged destruction of evidence. A hearing on all these motions was held on December 20, 2007. On April 7, 2008, the case was reassigned to a new judge, who scheduled a status conference for July 18, 2008. On June 27, 2008, the court ordered supplemental briefing on plaintiffs’ sanctions motion. On September 2, 2008, the court issued an order denying plaintiffs’ motion for summary judgment against all defendants. The order also denied in part and granted in part plaintiffs’ motion for sanctions. The court denied plaintiffs’ request that judgment be entered in plaintiffs’ favor due to the alleged destruction of evidence, and the court found that no sanctions were appropriate for several categories of evidence. The court found that sanctions in the form of adverse inferences were appropriate for two categories of evidence: e-mails from our Chief Executive Officer’s account, and materials that had been created in connection with a book regarding our Chief Executive Officer. The court then denied defendants’ motion for summary judgment and plaintiffs’ motion for summary judgment against our Chief Executive Officer and directed the parties to revise and re-file these motions to clearly

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

specify the precise contours of the adverse inferences that should be drawn, and to take these inferences into account with regard to the propriety of summary judgment. The court also directed the parties to address certain legal issues in the briefing. A briefing scheduled for these revised summary judgment motions has not yet been set. A court-ordered mediation has been scheduled for October 13, 2008. A trial date has been set for March 30, 2009. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

Oracle’s counterclaims against Mangosoft, alleging that the ‘377 patent is invalid and unenforceable, were the only claims that the Court left open for trial. On April 21, 2006 Mangosoft filed a motion asking that Mangosoft be allowed to appeal the noninfringement ruling immediately to the Federal Circuit Court of Appeals and that trial on Oracle’s counterclaims be stayed until that appeal has been resolved. Oracle filed a brief opposing that motion on May 8, 2006. On March 28, 2007, the Court issued an order largely granting the relief sought by Mangosoft. The Court dismissed Oracle’s counterclaims of invalidity and inequitable conduct without prejudice and ordered the entry of judgment of noninfringement consistent with its March 14, 2006 order on summary judgment. On March 29, 2007, the Court entered Judgment in Oracle’s favor on the issue of noninfringement and, on the same day, Mangosoft filed its notice of appeal to the Federal Circuit stating that it was appealing (1) the Court’s March 14, 2006 order on summary judgment, (2) the Court’s order of March 28, 2007, (3) the Court’s claim construction order of September 21, 2004, and (4) the entry of judgment on March 29, 2007. Oracle filed its statement of costs in connection with the entry of judgment. On May 21, 2007, the parties were notified that the matter was selected for inclusion in the Federal Circuit’s mandatory Appellate Mediation Program. A mediation was held on June 20, 2007, but the matter was not resolved. Mangosoft filed its opening appeal brief in the Federal Circuit on August 6, 2007. Oracle filed its responsive brief on November 16, 2007, and Mangosoft filed its reply brief on January 8, 2008. The Federal Circuit heard oral argument in the appeal on March 3, 2008. On May 14, 2008, the Federal Circuit issued an opinion and order affirming the District Court’s grant of Oracle’s motion for summary judgment of noninfringement. Plaintiffs’ time to seek reconsideration of the appellate court’s decision has expired, and plaintiffs’ time to seek further appeal to the United States Supreme Court has also expired. Thus, plaintiffs can no longer pursue their claims in this action.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions are both set for October 3, 2008. A court-ordered mediation has been scheduled for October 8, 2008. Trial is scheduled to begin on January 12, 2009. We believe that we have meritorious defenses against EpicRealm’s counterclaims, and we will continue to vigorously defend against those counterclaims.

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly owned subsidiary, SAP America, Inc., and its wholly owned subsidiary, TomorrowNow, Inc., (collectively, the SAP Defendants) alleging violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, conversion, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. Oracle alleged that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The complaint seeks unspecified damages and preliminary and permanent injunctive relief. On June 1, 2007, Oracle filed its First Amended Complaint, adding claims for infringement of the federal Copyright Act and breach of contract, and dropping the conversion and separately pled conspiracy claims. On July 2, 2007 the SAP Defendants’ filed their Answer and Affirmative Defenses, acknowledging that TomorrowNow had made some “inappropriate downloads” and otherwise denying the claims alleged in the First Amended Complaint. The parties are engaged in discovery and continue to negotiate a Preservation Order. At case management conferences held on February 12, 2008 and April 24, 2008, Oracle advised the Court that Oracle intended to file a Second Amended Complaint, based on new facts learned during the course of discovery.

On July 28, 2008, Oracle filed a Second Amended Complaint, which added additional allegations based on facts learned during discovery. Among the new allegations contained in the Second Amended Complaint, Oracle alleges that TomorrowNow’s business model relied on illegal copies of Oracle’s underlying software applications and that TomorrowNow used these copies as generic software environments that TomorrowNow then used to create fixes and updates, to service customers and to train employees. The Second Amended Complaint also alleges that these practices may have extended to other Oracle products, including Siebel products.

On September 11, 2008, the parties filed a stipulation stating that Oracle wishes to make further amendments to the Second Amended Complaint, relating to the Oracle plaintiff entities. Pursuant to the stipulation, Oracle will provide a copy of its proposed Third Amended Complaint to the SAP Defendants on or before September 29, 2008. The parties are engaged in discovery. The case is scheduled for trial in February 2010.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2008
(Unaudited)

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2009, which runs from June 1, 2008 to May 31, 2009.

Business Overview

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations. We believe our organic growth and continued innovation with respect to our software products and services offerings provide the foundation for our long-term strategic plan. These offerings are also enhanced by our acquisitions. We invest billions of dollars in research and development each year to enhance our existing portfolio of products and services and to develop new products, features and services.

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

Software Business

Our software business, which represented 80% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. We expect that our software business revenues will continue to increase due to continued demand for our products and due to our acquisitions, which should allow us to improve margins and profits and continue to make investments in research and development.

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and our acquisitions. Our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represent 33% of our total revenues on a trailing 4-quarter basis. Our new software license margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our revenues over the corresponding quarterly periods and because our costs are predominantly fixed in the short term.

However, our new software license margins have been and will continue to be affected by the amortization of intangible assets associated with companies we have acquired.

Competition in the software business is intense. Our goal is to maintain a first or second position in each of our software product categories and certain industry segments as well as to grow our software revenues faster than our competitors. We believe that the features and functionality of our software products are as strong as they have ever been. We have focused on lowering the total cost of ownership of our software products by improving integration, decreasing installation times, lowering administration costs and improving the ease of use. In addition, our broad portfolio of product offerings (many of which have been acquired in recent years) helps us to offer customers the ability to gain efficiencies by consolidating their IT “software stack” with a single vendor, which reduces the number of disparate software vendors with which customers interact. Reducing the total cost of ownership of our products provides our customers with a higher return on their IT investments, which we believe creates more demand for our products and services and provides us with a competitive advantage. We have also continued to focus on improving the overall quality of our software products and service levels. We believe this will lead to higher customer satisfaction and loyalty and help us achieve our goal of becoming our customers’ leading technology advisor.

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. In addition, we offer Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system and support for Oracle VM server virtualization software. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the renewal rate of our support contract base, (2) the amount of new support contracts sold in connection with the sale of new software licenses, and (3) the support contract base assumed from companies we have acquired.

Software license updates and product support revenues, which represented approximately 47% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the trailing 4-quarters were 80%, and account for 73% of our total margins over the same respective period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business acquisitions (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•	substantially all of our customers purchase license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenue growth was flat, software license updates and product support revenues would continue to grow assuming renewal and cancellation rates remained relatively constant since substantially all new software license transactions add to our support contract base;

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $91 million and $64 million in the three months ended August 31, 2008 and 2007, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 20% of our total revenues on a trailing 4-quarter basis has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased primarily due to an increase in application implementations resulting from higher sales of certain of our new software applications over the past year and our recent acquisitions. We expect consulting revenues to continue to grow as consulting revenues tend to lag software revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses and our new software license growth rates have generally increased over the last several quarters in comparison to the corresponding prior year periods.

On Demand:  On Demand includes Oracle On Demand, CRM On Demand, as well as Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which historically has negatively impacted On Demand margins and may continue to do so in the future.

Education:  The purpose of our education services is to further the adoption and usage of our software products by our customers and to create opportunities to grow our software revenues. Education revenues have been impacted by personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. However, our education revenues and expenses have generally increased in recent periods in comparison to the corresponding periods of the prior year as a result of additional education offerings related to our acquired products.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies such as BEA Systems, Inc. in fiscal 2008, Hyperion Solutions Corporation in fiscal 2007, Siebel Systems, Inc. in fiscal 2006 and PeopleSoft, Inc. in fiscal 2005. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to our recent acquisitions.

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

During the first quarter of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The comparability of our operating results in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is impacted by our acquisitions, primarily the acquisition of BEA in our fourth quarter of fiscal 2008.

In our discussion of changes in our results of operations from the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the first quarter of fiscal 2008) to the growth in new software license revenues and to the growth in software license updates and product support revenues. We also present supplemental disclosures related to certain charges. Although certain revenue and expense contributions from our acquisitions are quantifiable, we are unable to identify the following:

•	the contribution of the significant majority of our services revenues from acquired companies during the first quarter of fiscal 2009 and fiscal 2008 as the significant majority of these services had been fully integrated into our existing operations; and

•	the contribution of the significant majority of the expenses associated with acquired products and services during the first quarter of fiscal 2009 and fiscal 2008 as the significant majority of these expenses had been fully integrated into our existing operations.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	the quantifications cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different;

•	our acquisitions in the periods presented did not result in our entry into a new line of business or product category—therefore, we provided multiple products with substantially similar features and functionality; and

•	although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenue in our supplemental disclosure related to certain charges (see below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Separately, our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the software industry and have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter. Our cost structure is relatively fixed in the short term. As a result, our operating margins are affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses business).

Constant Currency Presentation

We compare the percent change in the results from one period to another period in this quarterly report using constant currency disclosure. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect on May 31, 2008, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2008 and August 31, 2007, our financial statements would reflect revenues of $1.47 million in the first quarter of fiscal 2009 (using 1.47 as the month-end average exchange rate for the period) and $1.36 million in the first quarter of fiscal 2008 (using 1.36 as the month-end average exchange rate for the period). The constant currency presentation would translate the first quarter of fiscal 2009 results and the first quarter of fiscal 2008 results, both using the May 31, 2008 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual results as reported and based on constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Total Revenues by Geography:
Americas	$2,687	13%	12%	$2,375
EMEA(1)	1,830	20%	12%	1,530
Asia Pacific(2)	814	30%	25%	624

Total revenues	5,331	18%	14%	4,529
Total Operating Expenses	3,810	15%	12%	3,312

Total Operating Margin	$1,521	25%	18%	$1,217

Total Operating Margin %	29%			27%
% Revenues by Geography:
Americas	51%			52%
EMEA	34%			34%
Asia Pacific	15%			14%
Total Revenues by Business:
Software	$4,172	20%	16%	$3,470
Services	1,159	9%	6%	1,059

Total revenues	$5,331	18%	14%	$4,529

% Revenues by Business:
Software	78%			77%
Services	22%			23%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region included Japan

Total revenues increased in the first quarter of fiscal 2009 primarily due to increased demand for our database and middleware products and services offerings and incremental revenues from our recent acquisitions. The growth in our total revenues was positively affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2009 due to the weakening of the U.S. Dollar relative to other major international currencies in comparison to the first quarter of fiscal 2008. Excluding the effect of currency rate fluctuations, new software license revenues contributed 18% to the growth in total revenues, software license updates and product support revenues contributed 71% and services revenues contributed 11%. Excluding the effect of currency rate fluctuations, the Americas contributed 45% to the increase in total revenues, EMEA contributed 30% and Asia Pacific contributed 25%.

Total operating expenses were adversely affected by foreign currency rate fluctuations of 3 percentage points. Excluding the effect of currency rate fluctuations, the increase in operating expenses in the first quarter of fiscal 2009 is primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our acquisition of BEA in the fourth quarter of fiscal 2008), as well as higher commissions and bonuses associated with increased revenues, earnings and headcount levels. In addition, operating expenses also increased in the first quarter of fiscal 2009 due to higher expenses from the amortization of intangible assets resulting from acquisitions (primarily BEA) that we completed since the beginning of fiscal 2008. These expense increases were partially offset by a reduction in total stock-based compensation expenses in comparison to the first quarter of fiscal 2008 due to a greater amount of expense from accelerated vesting of certain acquired stock awards in the prior year period.

Total operating margin as a percentage of total revenues increased during the first quarter of fiscal 2009. The growth in our operating margin in the first quarter of fiscal 2009 was the result of our revenue growth, and the relatively fixed nature of our cost structure in the short term. In addition, our operating margin growth was favorably affected by foreign currency rate fluctuations of 7 percentage points.

International operations will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies.

Supplemental Disclosure Related to Certain Charges

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Results of Operations” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense items:

	Three Months Ended
	August 31,
(in millions)	2008	2007

Support deferred revenues(1)	$91	$64
Amortization of intangible assets(2)	413	285
Acquisition related and other(3)(5)	49	47
Restructuring(4)	14	—
Stock-based compensation(5)	86	69
Income tax effects(6)	(186)	(140)

	$467	$325

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $91 million and $64 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. Approximately $221 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized in fiscal 2009 that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily BEA, Siebel and Peoplesoft. As of August 31, 2008, estimated future amortization expenses related to intangible assets are as follows (in millions):

Remainder of Fiscal 2009	$1,271
Fiscal 2010	1,578
Fiscal 2011	1,288
Fiscal 2012	1,143
Fiscal 2013	1,013
Fiscal 2014	827
Thereafter	1,033

Total	$8,153

(3)	Acquisition related and other expenses primarily consist of in-process research and development expenses, stock-based compensation expenses, integration related professional services, personnel related costs for transitional employees, certain business combination adjustments after the purchase price allocation period has ended, and certain other operating expenses, net.

(4)	Restructuring expenses during the first quarter of fiscal 2009 relate to Oracle employee severance in connection with a restructuring plan initiated in the second quarter, and amended in the fourth quarter, of fiscal 2008.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended
	August 31,
	2008	2007

Sales and marketing	$19	$13
Software license updates and product support	3	4
Cost of services	3	4
Research and development	37	28
General and administrative	24	20

Subtotal	86	69
Acquisition related and other	5	32

Total	$91	$101

Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

(6)	The income tax effects presented were calculated as if the above described charges were not included in our results of operations for the first quarters of fiscal 2009 and 2008.

Software

Software includes new software licenses and software license updates and product support.

New Software Licenses:  New software license revenues represent fees earned from granting customers licenses to use our database and middleware as well as our application software products. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Sales and marketing expenses are largely personnel related and include commissions earned by our sales force for the sale of our software products, and also include marketing program costs and amortization of intangible assets.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

New Software License Revenues:
Americas	$536	7%	6%	$499
EMEA	420	11%	5%	378
Asia Pacific	281	34%	28%	210

Total revenues	1,237	14%	10%	1,087
Expenses:
Sales and marketing(1)	1,093	14%	9%	961
Stock-based compensation	19	46%	46%	13
Amortization of intangible assets(2)	193	50%	50%	129

Total expenses	1,305	18%	14%	1,103

Total Margin	$(68)	-335%	-400%	$(16)

Total Margin %	-5%			-1%
% Revenues by Geography:
Americas	43%			46%
EMEA	34%			35%
Asia Pacific	23%			19%
Revenues by Product:
Database and middleware	$888	28%	23%	$694
Applications	331	-12%	-14%	376

Total revenues by product	1,219	14%	10%	1,070
Other revenues	18	6%	4%	17

Total new software license revenues	$1,237	14%	10%	$1,087

% Revenues by Product:
Database and middleware	73%			65%
Applications	27%			35%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

New software license revenues growth was positively affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, total new software license revenues increased by 10% in the first quarter of fiscal 2009 as a result of a 23% increase in database and middleware revenues, partially offset by a 14% decrease in application product revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 27%, EMEA contributed 19% and Asia Pacific contributed 54% to the increase in new software license revenues.

Excluding the effect of currency rate fluctuations of 5 percentage points, database and middleware revenues grew 23% in the first quarter of fiscal 2009 and 17% over the trailing 4-quarters as a result of increased demand for our database and middleware products as well as incremental revenues from acquired companies. BEA products contributed $84 million, and other recently acquired products contributed $2 million to the total database and middleware revenues growth in the first quarter of fiscal 2009.

Excluding the effect of currency rate fluctuations of 2 percentage points, application new software license revenues generally decreased on a constant currency basis across all geographic regions. The decline in our applications revenues growth rate for the first quarter of fiscal 2009 was affected by the high growth rate in our applications revenues for the first quarter of fiscal 2008 against which our current quarter’s applications revenues are compared. On a constant currency basis, applications revenues increased 20% over the trailing 4-quarters due to continued strengthening of our competitive position in the applications software segment of the software industry as a result of our broad suite of product offerings to a diverse customer base, improved product features and functionality and incremental revenues from acquired companies.

New software license revenues earned from transactions over $0.5 million grew by 21% in the first quarter of fiscal 2009 and increased to 44% of new software license revenues in the first quarter of fiscal 2009 from 42% in the first quarter of fiscal 2008.

Total sales and marketing expenses were adversely impacted by 4 percentage points of unfavorable currency variations during the first quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the first quarter of fiscal 2009 primarily due to higher salaries and travel expenses resulting from increased headcount, higher commissions expenses associated with both increased revenues and headcount levels, and an increase in stock-based compensation expenses resulting primarily from higher fair value recorded with respect to grants issued in fiscal 2009 and our assumption of BEA stock awards.

Total new software license margin and margin as a percentage of revenues decreased as our new software license expenses for amortization of intangible assets (resulting primarily from our acquisition of BEA) and stock-based compensation expenses (as described above) exceeded our revenues growth rate.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Software License Updates and Product Support Revenues:
Americas	$1,556	19%	18%	$1,308
EMEA	1,018	28%	18%	794
Asia Pacific	361	29%	22%	281

Total revenues	2,935	23%	18%	2,383
Expenses:
Software license updates and product support(1)	279	24%	20%	224
Stock-based compensation	3	-15%	-15%	4
Amortization of intangible assets(2)	207	45%	45%	143

Total expenses	489	32%	29%	371

Total Margin	$2,446	22%	17%	$2,012

Total Margin %	83%			84%
% Revenues by Geography:
Americas	53%			55%
EMEA	35%			33%
Asia Pacific	12%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

The growth in our software license updates and product support revenues was favorably affected by foreign currency rate fluctuations of 5 percentage points in the first quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the first quarter of fiscal 2009 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period (in particular our fourth quarter of fiscal 2008, which was our largest new software license sales quarter during the trailing 4-quarter period), the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 51%, EMEA contributed 35% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues.

Software license updates and product support revenues in the first quarter of fiscal 2009 include incremental revenues of $110 million from BEA and $24 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $91 million and $64 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first quarter of fiscal 2009 and 2008, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year.

Software license updates and product support expenses were adversely impacted by 3 percentage points of unfavorable currency variations during the first quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base and higher amortization expenses resulting from additional intangible assets acquired since the beginning of fiscal 2008 (primarily our acquisition of BEA). Total software license updates and product support margin as a percentage of revenues decreased slightly as our expenses (a large portion of which is attributable to our acquisition of BEA) grew faster than our revenues.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as application software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Consulting Revenues:
Americas	$444	3%	2%	$433
EMEA	297	9%	3%	273
Asia Pacific	124	30%	25%	95

Total revenues	865	8%	5%	801
Expenses:
Cost of services(1)	782	12%	9%	697
Stock-based compensation	2	-39%	-39%	2
Amortization of intangible assets(2)	10	-4%	-4%	10

Total expenses	794	12%	8%	709

Total Margin	$71	-21%	-19%	$92

Total Margin %	8%			11%
% Revenues by Geography:
Americas	51%			54%
EMEA	35%			34%
Asia Pacific	14%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Consulting revenues growth was positively affected by foreign currency rate fluctuations of 3 percentage points in the first quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, consulting revenues increased during the first quarter of fiscal 2009 primarily due to an increase in application software implementations associated with the sales of certain of our application software products and incremental revenues from our recent acquisitions, primarily BEA. Excluding the effect of currency rate fluctuations, the Americas contributed 24%, EMEA contributed 20% and Asia Pacific contributed 56% to the increase in consulting revenues.

Consulting expenses were adversely impacted by 4 percentage points of unfavorable currency variations during the first quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, consulting expenses increased during the first quarter of fiscal 2009 as a result of higher personnel related expenses attributable to higher headcount levels and third party contractor expenses that supported our increase in revenue. Total consulting margin as a percentage of revenues declined during the first quarter of fiscal 2009 as expense growth in the Americas exceeded margin improvement in the Asia Pacific region.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

On Demand Revenues:
Americas	$106	21%	20%	$87
EMEA	60	19%	11%	51
Asia Pacific	29	45%	41%	20

Total revenues	195	23%	19%	158
Expenses:
Cost of services(1)	159	5%	2%	152
Stock-based compensation	1	4%	4%	1
Amortization of intangible assets(2)	3	0%	0%	3

Total expenses	163	5%	2%	156

Total Margin	$32	1,399%	819%	$2

Total Margin %	16%			1%
% Revenues by Geography:
Americas	54%			55%
EMEA	31%			32%
Asia Pacific	15%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On Demand revenue growth was positively affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, On Demand revenues increased in the first quarter of fiscal 2009 due to an increase in each service category’s subscription base as more customers engaged us to provide IT outsourcing solutions. On a constant currency basis, Oracle On Demand, Advanced Customer Services and CRM On Demand contributed 41%, 52% and 7% to our On Demand revenues growth, respectively. Excluding the effect of currency rate fluctuations, the Americas contributed 54%, EMEA contributed 19% and Asia Pacific contributed 27% to the increase in On Demand revenues.

Excluding the effect of unfavorable currency rate fluctuations of 3 percentage points, On Demand expenses increased slightly in the first quarter of fiscal 2009 due to higher salaries and benefits expenses associated with increased headcount to support our Advanced Customer Services offering. These expense increases were partially offset by a shift of certain U.S. based costs to global support centers in lower cost countries. Total On Demand margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a lower level than in the first quarter of fiscal 2008, and the favorable impact of currency effects during the period. Our Advanced Customer Services and CRM On Demand margin percentages also improved modestly in comparison to the first quarter of fiscal 2008.

Education:  Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our database and middleware software products as well as applications software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Education Revenues:
Americas	$45	-6%	-7%	$48
EMEA	35	1%	-7%	34
Asia Pacific	19	4%	0%	18

Total revenues	99	-2%	-6%	100
Expenses:
Cost of services(1)	82	5%	0%	78
Stock-based compensation	—	-100%	-100%	1

Total expenses	82	5%	0%	79

Total Margin	$17	-23%	-26%	$21

Total Margin %	17%			22%
% Revenues by Geography:
Americas	46%			48%
EMEA	35%			34%
Asia Pacific	19%			18%

(1)	Excluding stock-based compensation

Excluding the effect of currency rate fluctuations, education revenues decreased in the first quarter of fiscal 2009 as customers reduced spending on discretionary services such as our educational program offerings in the Americas and EMEA geographic regions. These decreases were partially offset by favorable currency variations of 4 percentage points and incremental revenues from our recently acquired companies. On a constant currency basis, the Americas and EMEA geographic regions each declined 7% in the first quarter of fiscal 2009, while the Asia Pacific region was flat.

Excluding the effect of unfavorable currency rate fluctuations of 5 percentage points, education expenses were constant with the first quarter of fiscal 2008 as our headcount reductions pursuant to our 2008 Oracle Restructuring Plan were offset by certain operating expense increases in the first quarter of fiscal 2009. Education margin as a percentage of revenues decreased in the first quarter of fiscal 2009 due primarily to the effect of unfavorable currency rate fluctuations.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Research and development(1)	$671	8%	7%	$624
Stock-based compensation	37	31%	31%	28

Total expenses	$708	9%	8%	$652

% of Total Revenues	13%			14%

(1)	Excluding stock-based compensation

Research and development expenses increased in the first quarter of fiscal 2009 due to higher employee related expenses associated with higher headcount levels, including higher stock-based compensation expenses, partially offset by a $21 million reduction in legal related expenses. The increase in our headcount was the combined result of our recent acquisitions and our hiring of additional personnel to develop new functionality for our existing products. Research and development headcount as of the end of the first quarter of fiscal 2009 increased by approximately 1,750 employees, or 9%, in comparison to the first quarter of fiscal 2008.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

General and administrative(1)	$182	3%	1%	$175
Stock-based compensation	24	21%	21%	20

Total expenses	$206	5%	3%	$195

% of Total Revenues	4%			4%

(1)	Excluding stock-based compensation

Excluding the effect of currency rate fluctuations, general and administrative expenses increased during the first quarter of fiscal 2009 as a result of higher personnel related costs associated with increased headcount to support our expanding operations and increased stock-based compensation expenses resulting from a higher valuation of our fiscal 2009 stock option grants (the fair value increase is attributable to a higher volatility input used in the fair value calculation).

Amortization of Intangible Assets:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Software support agreements and related relationships	$134	38%	38%	$97
Developed technology	173	44%	44%	120
Core technology	62	44%	44%	43
Customer contracts	35	106%	106%	17
Trademarks	9	13%	13%	8

Total amortization of intangible assets	$413	45%	45%	$285

Amortization of intangible assets increased in the first quarter of fiscal 2009 due to the amortization of acquired intangibles from BEA and other acquisitions that we consummated since the beginning of fiscal 2008. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

Acquisition Related and Other Expenses:  Acquisition related and other expenses primarily consist of in-process research and development expenses, integration related professional services, stock-based compensation expenses, personnel related costs for transitional employees, certain business combination adjustments after the purchase price allocation period has ended, and certain other expenses, net. Stock-based compensation expenses included in acquisition related and other expenses relate to unvested options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

In-process research and development	$4	-39%	-39%	$7
Transitional employee related costs	27	343%	345%	6
Stock-based compensation	5	-85%	-85%	32
Business combination adjustments	9	*	*	—
Professional fees and other, net	4	136%	136%	2

Total acquisition related and other expenses	$49	6%	8%	$47

*	Not meaningful

Acquisition related charges and other expenses increased slightly during the first quarter of fiscal 2009 due to higher transitional employee related expenses and an increase in business combination adjustments, offset by significantly lower expenses from stock option accelerations in comparison to the first quarter of fiscal 2008.

Restructuring expenses:  Restructuring expenses consist primarily of Oracle employee severance costs and may include charges for duplicate facilities to improve our Oracle-based cost structure. For additional information regarding our Oracle-based restructuring plans, as well as restructuring activities of our acquired companies, please see Note 5 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Restructuring expenses	$14	*	*	$—

*	Not meaningful

During the second quarter of fiscal 2008, our management approved, committed to, and initiated the Oracle Fiscal 2008 Restructuring Plan (2008 Plan) as a result of certain management and operational changes that are intended to improve efficiencies in our Oracle-based operations. Our 2008 Plan was amended in the fourth quarter of fiscal 2008 to include the expected effects resulting from our acquisition of BEA. The total estimated costs associated with the 2008 Plan are approximately $122 million, $41 million of which was incurred during fiscal 2008, and are primarily related to employee severance. The majority of these estimated costs are expected to be incurred over the course of fiscal 2009. Our estimated costs are preliminary and may be subject to change in future periods. We incurred restructuring expenses of $14 million in the first quarter of fiscal 2009 pursuant to the 2008 Plan.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Interest expense	$159	71%	71%	$94

Interest expense increased in the first quarter of fiscal 2009 due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in April 2008.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains, the minority owners’ share in the net profits of our majority-owned Oracle Financial Services Software Limited (formerly i-flex solutions limited) and Oracle Japan subsidiaries, and other income including net gains related to our marketable securities and other investments.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Interest income	$88	18%	14%	$74
Foreign currency gains, net	9	57%	119%	6
Minority interests	(16)	34%	34%	(12)
Other income, net	1	-83%	-83%	9

Total non-operating income, net	$82	7%	4%	$77

Non-operating income, net increased in the first quarter of fiscal 2009 primarily due to an increase in interest income from higher weighted average cash and marketable debt securities balances.

Provision for Income Taxes:  The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings taxed at lower rates considered as indefinitely reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse rulings in tax related litigation.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2008	Actual	Constant	2007

Provision for income taxes	$367	2%	-1%	$360

Effective tax rate	25.4%			30.0%

On a constant currency basis, provision for income taxes decreased slightly during the first quarter of fiscal 2009 in comparison to the first quarter of fiscal 2008. This decrease was caused by a reduction in income taxes attributable to certain of our worldwide taxable income being earned in lower tax rate jurisdictions, mostly as the result of transfer pricing adjustments, substantially offset by an increase in income taxes attributable to higher worldwide taxable income.

Liquidity and Capital Resources

	August 31,		May 31,
(Dollars in millions)	2008	Change	2008

Working capital	$8,604	7%	$8,074
Cash, cash equivalents and marketable securities	$13,021	18%	$11,043

Working capital:  The increase in working capital as of August 31, 2008 in comparison to May 31, 2008 was primarily due to the favorable impact to our net current assets of our net income generated during the first quarter of fiscal 2009, partially offset by cash used for acquisitions and repurchases of our common stock.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise obligations. Cash, cash equivalents and marketable securities include $11.0 billion held by our foreign subsidiaries as of August 31, 2008. The increase in cash, cash equivalents and marketable securities at August 31, 2008 in comparison to May 31, 2008 is due to an increase in our operating cash flows resulting primarily from the collection of our trade receivables generated by our higher fiscal 2008 fourth quarter sales volumes and an increase in net income during the first quarter of fiscal 2009, partially offset by cash used for our acquisitions and repurchases of our common stock.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 54 days at August 31, 2008 compared with 63 days at May 31, 2008. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first quarter of fiscal 2009, of large license and support balances outstanding as of May 31, 2008.

	Three Months Ended August 31,
(Dollars in millions)	2008	Change	2007

Cash provided by operating activities	$3,240	20%	$2,701
Cash used for investing activities	$(2,486)	157%	$(968)
Cash used for financing activities	$(189)	-88%	$(1,520)

Cash flows from operating activities:  Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for software license updates and product support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures as well as payments related to taxes and leased facilities.

Net cash provided by operating activities increased in the first quarter of fiscal 2009 primarily due to higher net income and the collection of fourth quarter fiscal 2008 trade receivables associated with higher sales volumes.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first quarter of fiscal 2009 due to an increase in cash used to purchase marketable securities (net of proceeds received from sales and maturities), partially offset by a decrease in cash used for acquisitions, net of cash acquired.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchases and proceeds from stock option exercise activity.

Net cash used by financing activities in the first quarter of fiscal 2009 decreased compared to the first quarter of fiscal 2008 due to a reduction in the amount of debt repayments made as the commercial paper issued to finance the fiscal 2007 acquisition of Hyperion was repaid in the first quarter of fiscal 2008.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2008	Change	2007

Cash provided by operating activities	$7,941	20%	$6,598
Capital expenditures(1)	(479)	34%	(357)

Free cash flow	$7,462	20%	$6,241

Net income	$5,758		$4,444

Free cash flow as a percent of net income	130%		140%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first quarter of fiscal 2009 and 2008, $166 million and $153 million, respectively, or approximately 13% and 14%, respectively, of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of August 31, 2008:

		Year Ending May 31,
(Dollars in millions)	Total	2009	2010	2011	2012	2013	2014	Thereafter

Principal payments on borrowings(1)	$11,250	$1,000	$1,000	$2,250	$—	$1,250	$—	$5,750
Capital leases(2)	3	1	2	—	—	—	—	—
Interest payments on borrowings(1)	5,379	472	552	506	392	392	330	2,735
Operating leases(3)	1,558	327	363	263	192	126	74	213
Purchase obligations(4)	319	286	15	3	3	3	3	6
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$18,512	$2,089	$1,932	$3,022	$587	$1,771	$407	$8,704

(1)	Our borrowings (excluding capital leases) consist of the following as of August 31, 2008:

Principal Balance

Floating rate senior notes due May 2009	$1,000
Floating rate senior notes due May 2010	1,000
5.00% senior notes due January 2011, net of discount of $4	2,246
4.95% senior notes due April 2013	1,250
5.25% senior notes due January 2016, net of discount of $9	1,991
5.75% senior notes due April 2018, net of discount of $1	2,499
6.50% senior notes due April 2038, net of discount of $2	1,248

Total borrowings	$11,234

Our floating rate senior notes due May 2009 and May 2010 bore interest at a rate of 2.82% and 2.86%, respectively, as of August 31, 2008. In fiscal 2008, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively. Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of August 31, 2008 for variable rate borrowings after consideration of the aforementioned interest rate swap agreements.

(2)	Represents remaining payments under capital leases assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $327 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at August 31, 2008.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments, which are payable upon demand.

Excluded from the table above are agreements that we entered into during fiscal 2009 in which we agreed to acquire certain companies but, as of August 31, 2008, had not yet closed these transactions. We expect these transactions, which were not significant individually or in the aggregate, to close during the second quarter of fiscal 2009.

As of August 31, 2008, we have $1.7 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $74 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2009. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2009.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund our acquisitions, including the aforementioned acquisitions that we expect to close during the second quarter of fiscal 2009, and repurchase common stock with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2005 has been a weighted average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new options granted and assumed, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10 year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At August 31, 2008, 10% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to repay indebtedness or for other purposes. At August 31, 2008, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.0%.

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

Stock option activity from June 1, 2005 through August 31, 2008 is summarized as follows (shares in millions):

Options outstanding at May 31, 2005	469
Options granted	254
Options assumed	143
Options exercised	(355)
Forfeitures and cancellations	(99)

Options outstanding at August 31, 2008	412

Average annualized options granted and assumed, net of forfeitures	78
Average annualized stock repurchases	149
Shares outstanding at August 31, 2008	5,154
Basic weighted average shares outstanding from June 1, 2005 through August 31, 2008	5,165
Options outstanding as a percent of shares outstanding at August 31, 2008	8.0%
In the money options outstanding (based on our August 31, 2008 stock price) as a percent of shares outstanding at August 31, 2008	7.2%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through August 31, 2008	1.5%
Weighted average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through August 31, 2008	-1.4%

Our Compensation Committee approves the annual organization-wide option grants to certain key employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first quarter of fiscal 2009, we made our annual grant of stock options and made or assumed other grants totaling 64 million shares, which were partially offset by forfeitures of 3 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal 2009, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 for a more complete discussion of the market risks we encounter.

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

Inherent Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The material set forth in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. In April 2007, our Board of Directors expanded our repurchase program by $4.0 billion and as of August 31, 2008, approximately $1.7 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Per Share	Announced Programs	Under the Programs

June 1, 2008—June 30, 2008	7.4	$22.38	7.4	$2,042.7
July 1, 2008—July 31, 2008	7.9	$21.05	7.9	$1,876.1
August 1, 2008—August 31, 2008	7.4	$22.52	7.4	$1,709.6

Total	22.7	$21.97	22.7

Item 5.	Other Information

On July 14, 2008, our Board of Directors approved the amendment and restatement of our Amended and Restated 1993 Directors’ Stock Plan to discontinue the annual stock option grant to the Executive Committee chair in connection with the elimination of the Executive Committee of the Board and to establish an annual stock option grant to the chair of the Committee on Independence Issues of the Board (Independence Committee) of 15,000 shares, provided such director has served as a member of the Independence Committee for six months. This new annual stock option grant is intended to recognize the increased responsibilities of the Independence Committee and, in particular, the chair of that committee.

Item 6.	Exhibits

Exhibit
Number		Exhibit Title

10.03		Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 14, 2008
10	.23(1)	Offer letter dated August 19, 2008, to Jeffrey E. Epstein and employment agreement dated August 19, 2008
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Oracle Corporation’s current report on Form 8-K filed on August 27, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 22, 2008	By:	/s/ Safra A. Catz Safra A. Catz
President, Chief Financial Officer and Director

Date: September 22, 2008	By:	/s/ William Corey West William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer