Form 10-Q
period 2008-11-30
ORACLE CORP
filed 2008-12-22
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

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

The number of shares of registrant’s common stock outstanding as of December 15, 2008 was: 5,046,177,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of November 30, 2008 and May 31, 2008
(Unaudited)

	November 30,	May 31,
(in millions, except per share data)	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$7,353	$8,262
Marketable securities	3,293	2,781
Trade receivables, net of allowances of $301 and $303 as of November 30, 2008 and May 31, 2008	3,253	5,127
Deferred tax assets	634	853
Prepaid expenses and other current assets	605	1,080

Total current assets	15,138	18,103

Non-current assets:
Property, net	1,907	1,688
Intangible assets: software support agreements and related relationships, net	3,682	3,797
Intangible assets: other, net	4,419	4,598
Goodwill	18,587	17,991
Other assets	1,069	1,091

Total non-current assets	29,664	29,165

Total assets	$44,802	$47,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,002	$1,001
Accounts payable	346	383
Accrued compensation and related benefits	1,062	1,770
Deferred revenues	3,881	4,492
Other current liabilities	1,672	2,383

Total current liabilities	7,963	10,029

Non-current liabilities:
Notes payable and other non-current borrowings	10,236	10,235
Income taxes payable	1,680	1,566
Deferred tax liabilities	1,062	1,218
Other non-current liabilities	1,040	1,195

Total non-current liabilities	14,018	14,214

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,046 shares as of November 30, 2008 and 5,150 shares as of May 31, 2008	12,743	12,446
Retained earnings	10,177	9,961
Accumulated other comprehensive (loss) income	(99)	618

Total stockholders’ equity	22,821	23,025

Total liabilities and stockholders’ equity	$44,802	$47,268

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended November 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions, except per share data)	2008	2007	2008	2007

Revenues:
New software licenses	$1,626	$1,668	$2,863	$2,756
Software license updates and product support	2,850	2,491	5,785	4,873

Software revenues	4,476	4,159	8,648	7,629
Services	1,131	1,154	2,290	2,213

Total revenues	5,607	5,313	10,938	9,842

Operating expenses:
Sales and marketing	1,146	1,095	2,258	2,070
Software license updates and product support	257	246	539	474
Cost of services	939	992	1,965	1,922
Research and development	651	674	1,360	1,326
General and administrative	174	206	379	402
Amortization of intangible assets	427	290	839	575
Acquisition related and other	21	22	71	68
Restructuring	17	6	31	6

Total operating expenses	3,632	3,531	7,442	6,843

Operating income	1,975	1,782	3,496	2,999
Interest expense	(157)	(89)	(317)	(183)
Non-operating income, net	8	122	90	199

Income before provision for income taxes	1,826	1,815	3,269	3,015
Provision for income taxes	530	512	896	871

Net income	$1,296	$1,303	$2,373	$2,144

Earnings per share:
Basic	$0.25	$0.25	$0.46	$0.42

Diluted	$0.25	$0.25	$0.46	$0.41

Weighted average common shares outstanding:
Basic	5,127	5,125	5,140	5,117

Diluted	5,187	5,232	5,211	5,224

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	November 30,
(in millions)	2008	2007

Cash Flows From Operating Activities:
Net income	$2,373	$2,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134	137
Amortization of intangible assets	839	575
Deferred income taxes	(151)	(72)
Minority interests in income	35	29
Stock-based compensation	186	168
Tax benefits on the exercise of stock options	121	262
Excess tax benefits on the exercise of stock options	(79)	(187)
In-process research and development	6	7
Other gains, net	(2)	(2)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,642	937
Decrease in prepaid expenses and other assets	388	27
Decrease in accounts payable and other liabilities	(1,022)	(551)
Decrease in income taxes payable	(273)	(241)
(Decrease) increase in deferred revenues	(207)	70

Net cash provided by operating activities	3,990	3,303

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(5,105)	(1,953)
Proceeds from maturities and sales of marketable securities and other investments	4,362	1,273
Acquisitions, net of cash acquired	(1,065)	(651)
Capital expenditures	(399)	(156)

Net cash used for investing activities	(2,207)	(1,487)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(2,344)	(1,023)
Proceeds from issuances of common stock	371	682
Repayments of borrowings	(4)	(1,362)
Excess tax benefits on the exercise of stock options	79	187
Distributions to minority interests	(30)	(28)

Net cash used for financing activities	(1,928)	(1,544)

Effect of exchange rate changes on cash and cash equivalents	(764)	243

Net (decrease) increase in cash and cash equivalents	(909)	515
Cash and cash equivalents at beginning of period	8,262	6,218

Cash and cash equivalents at end of period	$7,353	$6,733

Non-cash investing and financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$1	$15
Increase (decrease) in unsettled repurchases of common stock	$152	$(23)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
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

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2009. There have been no significant changes in our adoption of new accounting pronouncements or in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 other than the impact of our adoption of Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, and certain related FASB staff positions for which we have established a policy and provided disclosures in Note 3.

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

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2008	2007	2008	2007

In-process research and development	$2	$—	$6	$7
Transitional employee related costs	4	15	31	19
Stock-based compensation	6	4	11	37
Professional fees and other, net	8	3	13	5
Business combination adjustments	1	—	10	—

Total acquisition related and other expenses	$21	$22	$71	$68

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the minority owners’ shares in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited, formerly i-flex solutions limited, and Oracle Japan), and other income, net, including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2008	2007	2008	2007

Interest income	$97	$89	$185	$163
Foreign currency gains (losses), net	(22)	21	(12)	27
Minority interests in income	(19)	(16)	(35)	(29)
Other income (losses), net	(48)	28	(48)	38

Total non-operating income, net	$8	$122	$90	$199

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, foreign currency translation gains and losses, gains and losses related to certain of our derivative financial instruments that are reflected in stockholders’ equity instead of net income, and unrealized gains and losses on marketable debt and equity securities that we classify as available-for-sale. The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2008	2007	2008	2007

Net income	$1,296	$1,303	$2,373	$2,144
Change in foreign currency translation gains (losses), net	(440)	187	(683)	209
Unrealized losses on derivative financial instruments, net	(63)	(32)	(44)	(52)
Unrealized gains on marketable securities, net	10	1	10	1

Comprehensive income	$803	$1,459	$1,656	$2,302

Recent Accounting Pronouncements

Equity Method Investment Accounting:  In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The pending adoption of EITF 08-6 is not expected to have an impact on our consolidated financial statements.

Defensive Intangible Assets:  In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of EITF 08-7 on our consolidated financial statements.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

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

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. In addition, in October 2008 the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. As described in Note 3, we have adopted Statement 157 and the related FASB staff positions except for those items specifically deferred under FSP No. FAS 157-2. We are currently evaluating the impact of the full adoption of Statement 157 on our consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

2.	ACQUISITIONS

Fiscal 2009 Acquisitions

During the first half of fiscal 2009, we acquired several companies and purchased certain technology and development assets primarily to expand our offering of applications products. These acquisitions were not individually significant. In the aggregate, the total purchase price for these acquisitions was approximately $1.1 billion, which consisted of $1.1 billion in cash, $1 million for the fair value of stock awards assumed and $9 million for transaction costs. In allocating the total purchase price for these acquisitions based on estimated fair values, we preliminarily recorded $654 million of goodwill, $545 million of identifiable intangible assets, $98 million of net tangible liabilities (resulting primarily from deferred tax and restructuring liabilities assumed as a part of these transactions) and $6 million of in-process research and development. The preliminary allocations of the various purchase prices were based upon preliminary valuations and our estimates and assumptions are subject to change. The primary areas of the purchase price allocations that were not yet finalized related to certain restructuring liabilities, intangible assets, legal matters, income and non-income based taxes and residual goodwill.

Fiscal 2008 Acquisitions

BEA Systems, Inc.

We acquired BEA Systems, Inc. on April 29, 2008 by means of a merger of one of our wholly-owned subsidiaries with and into BEA such that BEA became a wholly-owned subsidiary of Oracle. We acquired BEA to, among other things, expand our offering of middleware products. We have included the financial results of BEA in our consolidated financial results effective April 29, 2008.

The total purchase price for BEA was $8.6 billion which consisted of $8.3 billion in cash paid to acquire the outstanding common stock of BEA, $225 million for the fair value of BEA options assumed and restricted stock awards exchanged and $10 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $4.4 billion of goodwill, $3.3 billion of identifiable intangible assets, $860 million of net tangible assets and $17 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to certain restructuring liabilities, legal matters, income and non-income based taxes and residual goodwill.

Other Acquisitions

During fiscal 2008, we acquired several other companies and purchased certain technology and development assets. Our fiscal 2008 acquisitions, other than BEA, were not significant individually or in the aggregate. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, BEA and certain other companies that we acquired since the beginning of fiscal 2008 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2008. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed, adjustments to interest expense for borrowings and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2008. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of fiscal 2008.

The unaudited pro forma financial information for the three and six months ended November 30, 2008 combined the historical results of Oracle for the three and six months ended November 30, 2008 and the historical results of certain other companies that we acquired since the beginning of fiscal 2009 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the pro forma adjustments’ effects listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2007 combined the historical results of Oracle for the three and six months ended November 30, 2007 and, due to differences in our reporting periods, the historical results of BEA for the three and six months ended October 31, 2007, and the historical results of certain other companies that we acquired since the beginning of fiscal 2008 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) based upon their respective previous reporting periods and the dates these companies were acquired by us, and the pro forma adjustments’ effects listed above. The unaudited proforma financial information was as follows for the three and six months ended November 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions, except per share data)	2008	2007	2008	2007

Total revenues	$5,644	$5,777	$11,045	$10,755
Net income	$1,294	$1,208	$2,362	$1,939
Basic earnings per share	$0.25	$0.24	$0.46	$0.38
Diluted earnings per share	$0.25	$0.23	$0.45	$0.37

3.	FAIR VALUE MEASUREMENTS

On June 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements and certain related FASB staff positions. The adoption of Statement 157 and related positions did not have a material impact on our consolidated financial statements. Statement 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Statement 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Statement 157 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•	Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our significant financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of November 30, 2008 (Level 1 and 2 inputs are defined above):

	Fair Value Measurements Using Input Type
(in millions)	Level 1	Level 2	Total

Assets:
Money market funds	$487	$—	$487
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,171	—	1,171
Commercial paper debt securities	—	2,230	2,230
Corporate debt securities and other	—	1,156	1,156

Total financial assets	$1,658	$3,386	$5,044

Liabilities:
Derivative financial instrument liabilities	$—	$67	$67

Total financial liabilities	$—	$67	$67

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

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in intangible assets for fiscal 2009 and the net book value of intangible assets at November 30, 2008 and May 31, 2008 were as follows:

									Weighted
	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Average
	May 31,		November 30,	May 31,		November 30,	May 31,	November 30,	Useful
(Dollars in millions)	2008	Additions	2008	2008	Expense	2008	2008	2008	Life

Software support agreements and related relationships	$4,849	$157	$5,006	$(1,052)	$(272)	$(1,324)	$3,797	$3,682	9 years

Developed technology	3,607	210	3,817	(1,203)	(354)	(1,557)	2,404	2,260	5 years

Core technology	1,427	69	1,496	(432)	(125)	(557)	995	939	6 years

Customer relationships	1,183	100	1,283	(170)	(72)	(242)	1,013	1,041	8 years

Trademarks	262	9	271	(76)	(16)	(92)	186	179	7 years

Total	$11,328	$545	$11,873	$(2,933)	$(839)	$(3,772)	$8,395	$8,101

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

Total amortization expense related to our intangible assets was $427 million and $839 million for the three and six months ended November 30, 2008, respectively and $290 million and $575 million for the three and six months ended November 30, 2007, respectively. As of November 30, 2008, estimated future amortization expense related to our intangible assets was $886 million for the remainder of fiscal 2009, $1.6 billion in fiscal 2010, $1.4 billion in fiscal 2011, $1.2 billion in fiscal 2012, $1.1 billion in fiscal 2013, $876 million in fiscal 2014 and $1.1 billion thereafter.

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for the six months ended November 30, 2008 were as follows:

		Software
		License
	New	Updates and
	Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balances as of May 31, 2008	$4,058	$8,028	$1,550	$4,355	$17,991
Allocation of goodwill(1)	1,258	2,907	190	(4,355)	—
Other acquisition goodwill	342	262	48	2	654
Goodwill adjustments(2)	(13)	(37)	(8)	—	(58)

Balances as of November 30, 2008	$5,645	$11,160	$1,780	$2	$18,587

(1)	Represents the goodwill allocation associated with certain acquisitions that was allocated to our operating segments upon the completion of certain valuations.

(2)	Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the purchase price allocation period (generally, up to one year from date of acquisition).

5.	RESTRUCTURING ACTIVITIES

Fiscal 2008 Oracle Restructuring Plan

During the second quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions (the 2008 Plan). During the fourth quarter of fiscal 2008, the 2008 Plan was amended to include the expected effects resulting from our acquisition of BEA. The total estimated restructuring costs (primarily related to employee severance) associated with the 2008 Plan are $111 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In the first half of fiscal 2009 we recorded $31 million of restructuring expenses and in fiscal 2008 we recorded $41 million of restructuring expenses in connection with the 2008 Plan. We expect to incur the majority of the remaining $39 million over the remainder of fiscal 2009. Any changes to the estimates of executing the 2008 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans

During the fourth quarter of fiscal 2008, fourth quarter of fiscal 2007 and third quarter of fiscal 2006, our management approved, committed to and initiated plans to restructure certain operations of pre-merger BEA (BEA Restructuring Plan), Hyperion Solutions Corporation (Hyperion Restructuring Plan) and Siebel Systems, Inc. (Siebel Restructuring Plan), respectively. Our management initiated these plans as a result of our acquisitions of these companies in order to improve the cost efficiencies in our operations. The total estimated restructuring costs associated with exiting activities of BEA were $230 million, consisting of estimated severance, excess facilities obligations through fiscal 2014 as well as other restructuring costs. The total restructuring costs associated with

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

exiting activities of Hyperion were $108 million, consisting of severance, excess facilities obligations through fiscal 2017, as well as other restructuring costs. The total restructuring costs associated with exiting activities of Siebel were $583 million, consisting of severance, excess facilities obligations through fiscal 2022, and other restructuring costs.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

Summary of Restructuring Plans

							Total	Total
	Accrued	Six Months Ended November 30, 2008				Accrued	Costs	Expected
	May 31,	Initial	Adj. to	Cash		Nov. 30,	Accrued	Program
(in millions)	2008(2)	Costs(3)	Cost(4)	Payments	Other(5)	2008(2)	to Date	Costs

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$10	$12	$—	$(12)	$—	$10	$29	$55
Software license updates and product support	5	1	—	(2)	—	4	7	8
Services	6	15	—	(15)	—	6	25	31
Other(1)	2	3	—	(3)	—	2	11	17

Total Fiscal 2008 Oracle Restructuring	$23	$31	$—	$(32)	$—	$22	$72	$111

BEA Restructuring Plan
Severance	$112	$(5)	$—	$(38)	$(2)	$67	$148	$148
Facilities	63	2	—	(11)	(3)	51	65	65
Contracts and other	14	2	—	(3)	—	13	17	17

Total BEA Restructuring	$189	$(1)	$—	$(52)	$(5)	$131	$230	$230

Hyperion Restructuring Plan
Severance	$33	$—	$—	$(7)	$(2)	$24	$47	$47
Facilities	34	—	(10)	(8)	(5)	11	40	40
Contracts and other	14	—	—	(1)	—	13	21	21

Total Hyperion Restructuring	$81	$—	$(10)	$(16)	$(7)	$48	$108	$108

Siebel Restructuring Plan
Severance	$1	$—	$—	$—	$—	$1	$60	$60
Facilities	179	—	8	(24)	(16)	147	482	482
Contracts and other	12	—	—	—	—	12	41	41

Total Siebel Restructuring	$192	$—	$8	$(24)	$(16)	$160	$583	$583

Total Other Restructuring Plans	$83	$—	$2	$(18)	$(8)	$59

Total Restructuring Plans(6)	$568	$30	$—	$(142)	$(36)	$420

(1)	Includes severance costs associated with research and development, and general and administrative functions, and certain other facility related costs.

(2)	Accrued restructuring at November 30, 2008 and May 31, 2008 was $420 million and $568 million, respectively. The balances include $236 million and $308 million recorded in other current liabilities and $184 million and $260 million recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets at November 30, 2008 and May 31, 2008, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)	Adjustment increases to the Siebel Restructuring Plan were included in our condensed consolidated statement of operations (acquisition related and other expenses) for the first half of fiscal 2009. Adjustment decreases to the Hyperion Restructuring Plan were recorded to goodwill.

(5)	Primarily represents foreign currency translation adjustments.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed significant.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	November 30,	May 31,
(in millions)	2008	2008

Software license updates and product support	$3,450	$3,939
Services	266	333
New software licenses	165	220

Deferred revenues, current	3,881	4,492
Deferred revenues, non-current	211	262

Total deferred revenues	$4,092	$4,754

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

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed from our acquisitions in the amount of $80 million and $51 million for the three months ended November 30, 2008 and 2007, respectively, and $171 million and $115 million for the six months ended November 30, 2008 and 2007, respectively, which would have been otherwise recorded by our acquired businesses as independent entities.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

The maximum potential penalty under the CAP, by version, as of November 30, 2008 was as follows:

Maximum Potential
	Dates Offered to Customers(1)		Penalty
CAP Version	Start Date	End Date	(in millions)

Version 1	June 1, 2003	September 12, 2003	$—
Version 2	September 12, 2003	September 30, 2003	—
Version 3	September 30, 2003	November 7, 2003	—
Version 4	November 18, 2003	June 30, 2004	—
Version 5	June 16, 2004	December 28, 2004	—
Version 6	October 12, 2004	December 28, 2004	843

$843

(1)	Some contracts originally submitted to customers prior to these end dates were executed following such dates. The substantial majority of the CAP provisions will expire no later than four years after the contract date.

We have concluded that, as of the date of the acquisition, the penalty provisions under the CAP represented a contingent liability of Oracle. The aggregate potential CAP obligation as of November 30, 2008 was $843 million. Most of the CAP provisions have expired or have been removed from these licensing arrangements. We expect the significant majority of the remaining CAP provisions to expire by the end of calendar 2008. We have not recorded a liability related to the CAP, as we do not believe it is probable that our post-acquisition activities related to the PeopleSoft and JD Edwards product lines will trigger an obligation to make any payment pursuant to the CAP. While no assurance can be given as to the ultimate outcome of any litigation, we believe we would also have substantial defenses with respect to the legality and enforceability of the CAP contract provisions in response to any claims seeking payment from us under the CAP terms.

8.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for Oracle to repurchase shares of our common stock. On October 20, 2008 we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of November 30, 2008, approximately $7.7 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 140.1 million shares for $2.5 billion during the six months ended November 30, 2008 (including approximately 11.0 million shares for $176 million that were repurchased but not settled at November 30, 2008) and 49.0 million shares for $1.0 billion during the six months ended November 30, 2007 (including approximately 1.2 million shares for $24 million that were repurchased but not settled at November 30, 2007) under the applicable repurchase programs authorized.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2008	2007	2008	2007

Sales and marketing	$16	$13	$35	$26
Software license updates and product support	3	3	6	7
Cost of services	3	3	6	8
Research and development	45	25	82	52
General and administrative	22	19	46	38
Acquisition related and other	6	4	11	37

Total stock-based compensation	$95	$67	$186	$168

Quarterly, we assess whether there have been any significant changes in facts and circumstances that would affect our estimated forfeiture rate. The net effect of forfeiture adjustments based upon actual results was a decrease of $7 million and an increase of $8 million to our stock-based compensation expense for the six months ended November 30, 2008 and 2007, respectively (nominal for all other periods presented).

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair value of employee and director stock options granted and options assumed from acquisitions, were estimated at the date of grant or date of acquisition for acquired options assumed. The weighted average input assumptions used and resulting fair values were as follows for the three and six months ended November 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Expected life (in years)	4.9	4.7	5.3	5.3
Risk-free interest rate	2.7%	4.2%	3.3%	5.0%
Volatility	40%	31%	36%	27%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$6.76	$7.10	$7.91	$7.10

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated based on the implied volatility of our longest-term, traded options. Our expected dividend yield input is zero as we do not currently pay cash dividends on our common stock and do not anticipate doing so for the foreseeable future.

9.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

in foreign operations. Our effective tax rate was 29.0% and 27.4% for the three and six months ended November 30, 2008, respectively, and 28.2% and 28.9% for the three and six months ended November 30, 2007, respectively.

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
November 30, 2008
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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2008	2007	2008	2007

New software licenses:
Revenues(1)	$1,623	$1,665	$2,857	$2,750
Sales and distribution expenses	980	934	1,948	1,771

Margin(2)	$643	$731	$909	$979
Software license updates and product support:
Revenues(1)	$2,930	$2,542	$5,956	$4,987
Cost of services	240	229	504	443

Margin(2)	2,690	$2,313	$5,452	$4,544
Total software business:
Revenues(1)	$4,553	$4,207	$8,813	$7,737
Expenses	1,220	1,163	2,452	2,214

Margin(2)	$3,333	$3,044	$6,361	$5,523
Consulting:
Revenues(1)	$836	$871	$1,694	$1,666
Cost of services	684	723	1,440	1,397

Margin(2)	$152	$148	$254	$269
On Demand:
Revenues(1)	$189	$167	$384	$326
Cost of services	136	143	282	280

Margin(2)	$53	$24	$102	$46
Education:
Revenues(1)	$109	$119	$218	$228
Cost of services	74	80	153	155

Margin(2)	$35	$39	$65	$73
Total services business:
Revenues(1)	$1,134	$1,157	$2,296	$2,220
Cost of services	894	946	1,875	1,832

Margin(2)	$240	$211	$421	$388
Totals:
Revenues(1)	$5,687	$5,364	$11,109	$9,957
Expenses	2,114	2,109	4,327	4,046

Margin(2)	$3,573	$3,255	$6,782	$5,911

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting included $80 million and $51 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2008 and 2007, respectively, and $171 million and $115 million for the six months ended November 30, 2008 and 2007, respectively. See Note 6 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related and other expenses or stock-based compensation.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2008	2007	2008	2007

Total revenues for reportable segments	$5,687	$5,364	$11,109	$9,957
Software license updates and product support revenues(1)	(80)	(51)	(171)	(115)

Total revenues	$5,607	$5,313	$10,938	$9,842

Total margin for reportable segments	$3,573	$3,255	$6,782	$5,911
Software license updates and product support revenues(1)	(80)	(51)	(171)	(115)
Product development and information technology expenses	(698)	(745)	(1,465)	(1,459)
Marketing and partner program expenses	(116)	(122)	(210)	(214)
Corporate and general and administrative expenses	(146)	(168)	(312)	(333)
Amortization of intangible assets	(427)	(290)	(839)	(575)
Acquisition related and other	(21)	(22)	(71)	(68)
Restructuring	(17)	(6)	(31)	(6)
Stock-based compensation	(89)	(63)	(175)	(131)
Interest expense	(157)	(89)	(317)	(183)
Non-operating income, net	4	116	78	188

Income before provision for income taxes	$1,826	$1,815	$3,269	$3,015

(1)	Software license updates and product support revenues for management reporting include $80 million and $51 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2008 and 2007, respectively and $171 million and $115 million for the six months ended November 30, 2008 and 2007, respectively. See Note 6 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

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

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions, except per share data)	2008	2007	2008	2007

Net income	$1,296	$1,303	$2,373	$2,144

Weighted average common shares outstanding	5,127	5,125	5,140	5,117
Dilutive effect of employee stock plans	60	107	71	107

Diluted weighted average common shares outstanding	5,187	5,232	5,211	5,224

Basic earnings per share	$0.25	$0.25	$0.46	$0.42
Diluted earnings per share	$0.25	$0.25	$0.46	$0.41
Shares subject to anti-dilutive stock options excluded from calculation(1)	185	100	164	96

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

12.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. On July 26, 2007, defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment against all defendants and a motion for summary judgment against our Chief Executive Officer. On August 7, 2007, plaintiffs filed amended versions of these motions. On October 5, 2007, plaintiffs filed a motion seeking a default judgment against defendants or various other sanctions because of defendants’ alleged destruction of evidence. A hearing on all these motions was held on December 20, 2007. On April 7, 2008, the case was reassigned to a new judge. On June 27, 2008, the court ordered supplemental briefing on plaintiffs’ sanctions motion. On September 2, 2008, the court issued an order denying plaintiffs’ motion for partial summary judgment against all defendants. The order also denied in part and granted in part plaintiffs’ motion for sanctions. The court denied plaintiffs’ request that judgment be entered in plaintiffs’ favor due to the alleged destruction of evidence, and the court found that no sanctions were appropriate for several categories of evidence. The court found that sanctions in the form of adverse inferences were appropriate for two categories of evidence: e-mails from our Chief Executive Officer’s account, and materials that had been

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

created in connection with a book regarding our Chief Executive Officer. The court then denied defendants’ motion for summary judgment and plaintiffs’ motion for summary judgment against our Chief Executive Officer and directed the parties to revise and re-file these motions to clearly specify the precise contours of the adverse inferences that should be drawn, and to take these inferences into account with regard to the propriety of summary judgment. The court also directed the parties to address certain legal issues in the briefing. On October 20, 2008, defendants filed a motion for summary judgment, and plaintiffs filed a motion for summary judgment against our Chief Executive Officer. The parties also filed several motions challenging the admissibility of the testimony of various expert witnesses. Opposition briefs were filed on November 17, and reply briefs were filed on December 12, 2008. A hearing on all these motions is scheduled for January 30, 2009. On October 13, 2008, the parties participated in a court-ordered mediation, which did not result in a settlement. A trial date has been set for March 30, 2009. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part EpicRealm’s motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial is scheduled to begin on January 12, 2009, on issues of invalidity, with a pretrial conference set for January 7, 2009. We will continue to pursue this action vigorously.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
November 30, 2008
(Unaudited)

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

On October 8, 2008, Oracle filed a Third Amended Complaint pursuant to stipulation. The Third Amended Complaint made some changes relating to the Oracle plaintiff entities (removing Oracle Corporation and adding Oracle Systems Corporation, Oracle EMEA Ltd., and J.D. Edwards Europe Ltd.) but did not change the substantive allegations. On October 15, 2008, the SAP Defendants filed a motion to dismiss portions of the Third Amended Complaint, and after full briefing, the court heard oral argument on November 26, 2008. On December 15, 2008, the court issued an order granting in part and denying in part the motion. The court dismissed with prejudice the claims asserted by plaintiffs JD Edwards Europe Ltd. and Oracle Systems Corporation, and denied the motion in all other respects. The parties are engaged in discovery. The case is scheduled for trial in February 2010.

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

Business Overview

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations. We believe our organic growth and continued innovation with respect to our software products and services offerings provide the foundation for our long-term strategic plan. These offerings are enhanced by our acquisitions. We invest billions of dollars in research and development each year to enhance our existing portfolio of products and services and to develop new products, features and services.

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

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products and our acquisitions. Our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represent 32% of our total revenues on a trailing 4-quarter basis. Our new software license margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our revenues over those quarterly periods and because certain of our costs are predominantly fixed in the short term.

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

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. In addition, we offer Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offer support for our Oracle VM server virtualization software. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the renewal rate of our support contract base, (2) the amount of new support contracts sold in connection with the sale of new software licenses, and (3) the support contract base assumed from companies we have acquired.

Software license updates and product support revenues, which represented approximately 48% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the trailing 4-quarters were 84%, and account for 78% of our total margins over the same respective period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business acquisitions (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•	substantially all of our customers purchase license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenue growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year period assuming renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software license transactions add to our support contract base;

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $80 million and $51 million in the three months ended November 30, 2008 and 2007, respectively, and $171 million and $115 million in the six months ended November 30, 2008 and 2007, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 20% of our total revenues on a trailing 4-quarter basis has significantly lower margins than our software business.

Consulting:  Consulting revenues have increased on a constant currency basis primarily due to an increase in application implementations resulting from higher sales of certain of our new software applications over the past year and our recent acquisitions. The amount of consulting revenues recognized tends to lag software revenue recognition by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Our consulting revenues are dependent upon general economic conditions and the level of new software license sales, particularly our application product sales. To the extent we are able to grow our new software license revenues, in particular our application product revenues, we would also expect to be able to grow our consulting revenues.

On Demand:  On Demand includes Oracle On Demand, CRM On Demand and our Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which historically has negatively impacted On Demand margins and may continue to do so in the future.

Education:  The purpose of our education services is to further the adoption and usage of our software products by our customers and to create opportunities to grow our software revenues. Education revenues are impacted by general economic conditions, personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions.

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

During the first half of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The comparability of our operating results in the second quarter and first half of fiscal 2009 compared with the same periods in fiscal 2008 is impacted by our acquisitions, primarily the acquisition of BEA in our fourth quarter of fiscal 2008.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2009 compared to the corresponding periods in the prior year, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the second quarter of fiscal 2008) to the growth in new software license revenues and to the growth in software license updates and product support revenues. We also present supplemental disclosures related to certain charges. Although certain revenue and expense contributions from our acquisitions are quantifiable, we are unable to identify the following:

•	the contribution of the significant majority of our services revenues from acquired companies during the second quarter and first half of fiscal 2009 as the significant majority of these services had been fully integrated into our existing operations; and

•	the contribution of the significant majority of the expenses associated with acquired products and services during the second quarter and first half of fiscal 2009 as the significant majority of these expenses had been fully integrated into our existing operations.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	the quantifications cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different;

•	our acquisitions in the periods presented did not result in our entry into a new line of business or product category—therefore, we provided multiple products with substantially similar features and functionality; and

•	although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenues in our supplemental disclosure related to certain charges (see below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Separately, our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the software industry. The operating margins of our businesses are affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses business) as certain expenses within our cost structure are relatively fixed in the short-term.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect on May 31, 2008, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2008 and November 30, 2007, our financial statements would reflect revenues of $1.30 million in the first half of fiscal 2009 (using 1.30 as the month-end average exchange rate for the period) and $1.48 million in the first half of fiscal 2008 (using 1.48 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and six months ended November 30, 2008 and 2007 using the May 31, 2008 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Total Revenues by Geography:
Americas	$2,904	9%	12%	$2,674	$5,591	11%	12%	$5,049
EMEA(1)	1,881	1%	13%	1,865	3,711	9%	13%	3,394
Asia Pacific(2)	822	6%	13%	774	1,636	17%	18%	1,399

Total revenues	5,607	6%	12%	5,313	10,938	11%	13%	9,842
Total Operating Expenses	3,632	3%	8%	3,531	7,442	9%	10%	6,843

Total Operating Margin	$1,975	11%	20%	$1,782	$3,496	17%	19%	$2,999

Total Operating Margin %	35%			34%	32%			31%
% Revenues by Geography:
Americas	52%			50%	51%			51%
EMEA	34%			35%	34%			35%
Asia Pacific	14%			15%	15%			14%
Total Revenues by Business:
Software	$4,476	8%	14%	$4,159	$8,648	13%	15%	$7,629
Services	1,131	-2%	5%	1,154	2,290	3%	6%	2,213

Total revenues	$5,607	6%	12%	$5,313	$10,938	11%	13%	$9,842

% Revenues by Business:
Software	80%			78%	79%			78%
Services	20%			22%	21%			22%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  Our operating results for the second quarter of fiscal 2009 were significantly impacted by the strengthening of the U.S. Dollar relative to other major international currencies. These currency variances resulted in a reduction to our total revenues growth of 6 percentage points during the second quarter of fiscal 2009. On a constant currency basis, total revenues increased in the second quarter of fiscal 2009 primarily due to higher new software license revenues in all regions resulting from increased demand for our database and middleware products, higher software license update and product support revenues in all regions due to the high attachment rate of support contracts to our new software licenses and the renewal of substantially all of our customer support contracts, and incremental revenues from our recent acquisitions. On a constant currency basis, new software license revenues contributed 13% to the growth in total revenues, software license updates and product support revenues contributed 78% and services revenues contributed 9%. Excluding the effect of currency rate fluctuations, the Americas contributed 46% to the increase in total revenues, EMEA contributed 39% and Asia Pacific contributed 15%.

Currency variances resulted in a reduction to our operating expense growth of 5 percentage points during the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, the increase in operating expenses in the second quarter of fiscal 2009 is primarily due to higher salary expenses and travel expenses (a portion of our travel expenses are rebillable to our customers as consulting revenues) associated with increased headcount levels (primarily resulting from our acquisition of BEA in the fourth quarter of fiscal 2008), higher stock-based compensation expenses (resulting from our assumption of BEA stock options and a higher fair value associated with our fiscal 2009 grants that is primarily attributable to a higher volatility input) and higher amortization of intangible assets resulting from our acquisitions (primarily BEA) that we completed since the second quarter of fiscal 2008. These increases were partially offset by constant currency decreases in our commissions and bonus expenses and benefits expenses. The decrease in our benefits expenses resulted primarily from a $70 million change in expenses related to our deferred compensation plan liability. This benefits expense decrease was offset by a loss in our deferred compensation plan assets. See discussion under “Non-Operating Income, net” below.

Currency variances resulted in a reduction of 9 percentage points to our total operating margin growth during the second quarter of fiscal 2009. On a constant currency basis and reported currency basis, total operating margin and total operating margin as a percentage of total revenues increased during the second quarter of fiscal 2009 as the growth rate of our total revenues exceeded the growth rate of our total operating expenses due to the relatively fixed nature of certain of our operating expenses in the short-term.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  Currency variances resulted in a reduction to our total revenues of 2 percentage points during the first half of fiscal 2009. Excluding these currency variances, total revenues increased in the first half of fiscal 2009 due to similar reasons as noted above. Excluding the effects of currency rate fluctuations, new software license revenues contributed 15% to the growth in total revenues, software license updates and product support revenues contributed 75% and services revenues contributed 10%. Excluding the effect of currency rate fluctuations, the Americas contributed 46% to the increase in total revenues, EMEA contributed 34% and Asia Pacific contributed 20%.

On a constant currency basis, the increase in operating expenses, operating margin and operating margin as a percentage of revenues in the first half of fiscal 2009 was primarily due to similar reasons as noted above.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense items:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(in millions)	2008	2007	2008	2007

Support deferred revenues(1)	$80	$51	$171	$115
Amortization of intangible assets(2)	427	290	839	575
Acquisition related charges(3)(5)	21	22	71	68
Restructuring(4)	17	6	31	6
Stock-based compensation(5)	89	63	175	131
Income tax effect(6)	(184)	(122)	(353)	(259)

	$450	$310	$934	$636

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $80 million and $51 million for the three months ended November 30, 2008 and 2007, respectively, and $171 million and $115 million for the six months ended November 30, 2008 and 2007, respectively. Approximately $71 million and $20 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2009 and fiscal 2010, respectively, that would otherwise be recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily BEA, Hyperion, Siebel and PeopleSoft. As of November 30, 2008, estimated future amortization expenses related to intangible assets are as follows (in millions):

Remainder of Fiscal 2009	$886
Fiscal 2010	1,645
Fiscal 2011	1,356
Fiscal 2012	1,209
Fiscal 2013	1,077
Fiscal 2014	876
Thereafter	1,052

Total	$8,101

(3)	Acquisition related and other expenses primarily consist of in-process research and development expenses, stock-based compensation expenses, integration related professional services, personnel related costs for transitional employees, certain business combination adjustments after the purchase price allocation period has ended, and certain other operating expenses, net.

(4)	Restructuring expenses during the first half of fiscal 2009 and fiscal 2008 relate to Oracle employee severance in connection with a restructuring plan initiated in the second quarter, and amended in the fourth quarter, of fiscal 2008.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Sales and marketing	$16	$13	$35	$26
Software license updates and product support	3	3	6	7
Cost of services	3	3	6	8
Research and development	45	25	82	52
General and administrative	22	19	46	38

Subtotal	89	63	175	131
Acquisition related charges and other	6	4	11	37

Total	$95	$67	$186	$168

Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

(6)	The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

New Software License Revenues:

Americas	$751	0%	3%	$752	$1,286	3%	4%	$1,251

EMEA	557	-7%	7%	598	978	0%	6%	976

Asia Pacific	318	0%	5%	318	599	13%	15%	529

Total revenues	1,626	-3%	5%	1,668	2,863	4%	7%	2,756

Expenses:

Sales and marketing(1)	1,130	4%	11%	1,082	2,223	9%	10%	2,044

Stock-based compensation	16	25%	25%	13	35	36%	36%	26

Amortization of intangible assets(2)	201	51%	51%	132	394	51%	51%	261

Total expense	1,347	10%	15%	1,227	2,652	14%	15%	2,331

Total Margin	$279	-37%	-23%	$441	$211	-50%	-35%	$425

Total Margin %	17%			26%	7%			15%

% Revenues by Geography:

Americas	46%			45%	45%			46%

EMEA	34%			36%	34%			35%

Asia Pacific	20%			19%	21%			19%

Revenues by Product:

Database and middleware	$1,146	4%	12%	$1,102	$2,034	13%	16%	$1,796

Applications	469	-15%	-9%	553	799	-14%	-11%	929

Total revenues by product	1,615	-3%	5%	1,655	2,833	4%	7%	2,725

Other revenues	11	-19%	-17%	13	30	-5%	-5%	31

Total new software license revenues	$1,626	-3%	5%	$1,668	$2,863	4%	7%	$2,756

% Revenues by Product:

Database and middleware	71%			67%	72%			66%

Applications	29%			33%	28%			34%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  New software license revenues growth was unfavorably affected by foreign currency rate fluctuations of 8 percentage points in the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, total new software license revenues increased by 5% in the second quarter of fiscal 2009 as a result of a 12% increase in database and middleware revenues, partially offset by a 9% decrease in applications revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 29%, EMEA contributed 50% and Asia Pacific contributed 21% to the increase in new software license revenues.

Excluding the effect of currency rate fluctuations of 8 percentage points, database and middleware revenues grew 12% in the second quarter of fiscal 2009 and 15% over the trailing 4-quarters as a result of increased demand for our database and middleware products as well as incremental revenues from acquired companies. In reported currency, BEA products contributed $127 million, and other recently acquired products contributed $5 million to the total database and middleware revenues growth in the second quarter of fiscal 2009.

Excluding the effect of currency rate fluctuations of 6 percentage points, application new software license revenues generally decreased on a constant currency basis across all geographic regions. The decline in our applications revenues growth for the second quarter of fiscal 2009 was affected by the high growth in our applications revenues for the second quarter of fiscal 2008 against which our current quarter’s applications revenues were compared. In reported currency, our recently acquired products contributed $10 million to our applications revenues in the second quarter of fiscal 2009. On a constant currency basis, applications revenues increased by 6% over the trailing 4-quarters due to our offering of a broad suite of products to a diverse customer base and incremental revenues from acquired companies.

In reported currency, new software license revenues earned from transactions over $0.5 million declined by 1% in the second quarter of fiscal 2009, primarily due to unfavorable currency variations, and increased to 47% of new software license revenues in the second quarter of fiscal 2009 from 46% in the second quarter of fiscal 2008.

Total sales and marketing expenses were favorably impacted by 5 percentage points of currency variations during the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the second quarter of fiscal 2009 primarily due to higher salaries and travel expenses resulting from increased headcount, higher commissions expenses associated with increased revenues (on a constant currency basis) and higher amortization of intangible assets. These increases were partially offset by a decrease in our benefits expenses resulting from a current quarter reduction in our deferred compensation plan liability. This benefits expense decrease was offset by a loss in our deferred compensation plan assets. See discussion under “Non-Operating Income, net” below.

Total new software license margin and margin as a percentage of revenues decreased as our total new software license expenses growth, in particular our higher amortization of intangible assets, exceeded our revenues growth.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  New software license revenues growth was unfavorably affected by foreign currency rate fluctuations of 3 percentage points. Excluding the effect of currency rate fluctuations, total new software license revenues increased by 7% in the first half of fiscal 2009 as a result of a 16% increase in database and middleware revenues, partially offset by a 11% decrease in applications revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 28%, EMEA contributed 32% and Asia Pacific contributed 40% to the increase in new software license revenues.

In reported currency, BEA products contributed $211 million, and other recently acquired products contributed $7 million to the total database and middleware revenue growth in the first half of fiscal 2009.

In reported currency, recently acquired products contributed $15 million to applications revenues in the first half of fiscal 2009.

New software license revenues earned from transactions over $0.5 million increased by 8% in the first half of fiscal 2009 and increased to 46% of new software license revenues in the first half of fiscal 2009 from 44% in the first half of fiscal 2008.

Sales and marketing expenses increased in the first half of fiscal 2009 primarily due to similar reasons noted above. Total new software license margin and margin as a percentage of revenues decreased primarily due to the same reasons noted above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Software License Updates and Product Support Revenues:
Americas	$1,576	16%	19%	$1,353	$3,132	18%	18%	$2,661
EMEA	924	10%	22%	837	1,941	19%	20%	1,631
Asia Pacific	350	17%	22%	301	712	22%	22%	581

Total revenues	2,850	14%	20%	2,491	5,785	19%	19%	4,873
Expenses:
Software license updates and product support(1)	254	4%	11%	243	533	14%	15%	467
Stock-based compensation	3	1%	1%	3	6	-1%	-1%	7
Amortization of intangible assets(2)	212	46%	46%	144	417	45%	45%	287

Total expenses	469	20%	24%	390	956	25%	26%	761

Total Margin	$2,381	13%	20%	$2,101	$4,829	18%	18%	$4,112

Total Margin %	84%			84%	84%			84%
% Revenues by Geography:
Americas	55%			54%	54%			55%
EMEA	32%			34%	34%			33%
Asia Pacific	13%			12%	12%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  The growth in our software license updates and product support revenues was unfavorably affected by foreign currency rate fluctuations of 6 percentage points in the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the second quarter of fiscal 2009 as a result of new software licenses sold with substantially all customers electing to purchase support contracts during the trailing 4-quarter period (in particular our fourth quarter of fiscal 2008, which was our largest new software license sales quarter during the trailing 4-quarter period), the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 38% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the second quarter of fiscal 2009 include incremental revenues of $126 million from BEA and $8 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $80 million and $51 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the second quarter of fiscal 2009 and 2008, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year.

Total software license updates and product support expenses were favorably impacted by 4 percentage points of currency variations during the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary expenses associated with increased headcount to support the expansion of our customer base and higher amortization expenses resulting from additional intangible assets acquired since the beginning of fiscal 2008 (primarily our acquisition of BEA). These increases were partially offset by constant currency decreases in our commissions and bonus expenses and by a constant and reported currency decrease in our benefits expenses. The decrease in our benefits expenses resulted from a current quarter reduction in our deferred compensation plan liability. This benefits expense decrease was offset by a loss in our deferred compensation plan assets. See discussion under “Non-Operating Income, net” below.

Total software license updates and product support margin increased due to an increase in revenues, while margin as a percentage of revenues remained constant as revenue increases were offset by increases in our amortization of intangible assets.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  On a constant currency basis, the growth in our software license updates and product support revenues and expenses is primarily attributable to the same reasons noted above. On a constant currency basis, the Americas contributed 50%, EMEA contributed 36% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first half of fiscal 2009 included incremental contributions of $237 million from BEA and $32 million from other recently acquired companies. Software license updates and product support revenues related to support contracts in the amounts of $171 million and $115 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first half of fiscal 2009 and 2008, respectively, for the reasons noted above.

On a constant currency basis, software license updates and product support expenses increased for similar reasons as noted above. Total software license updates and product support margin increased due to an increase in revenues, while margin as a percentage of revenues remained constant as revenue increases were offset by increases in our amortization of intangible assets.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as application software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Consulting Revenues:
Americas	$430	0%	4%	$432	$875	1%	3%	$865
EMEA	303	-8%	3%	331	601	-1%	3%	604
Asia Pacific	109	-4%	5%	114	232	11%	14%	209

Total revenues	842	-4%	4%	877	1,708	2%	5%	1,678
Expenses:
Cost of services(1)	708	-5%	2%	747	1,491	3%	5%	1,443
Stock-based compensation	2	-20%	-20%	2	3	-30%	-30%	5
Amortization of intangible assets(2)	11	10%	10%	10	21	3%	3%	20

Total expenses	721	-5%	2%	759	1,515	3%	5%	1,468

Total Margin	$121	2%	13%	$118	$193	-8%	-1%	$210

Total Margin %	14%			14%	11%			13%
% Revenues by Geography:
Americas	51%			49%	51%			52%
EMEA	36%			38%	35%			36%
Asia Pacific	13%			13%	14%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  Consulting revenues growth was unfavorably affected by foreign currency rate fluctuations of 8 percentage points in the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, consulting revenues increased during the second quarter of fiscal 2009 primarily due to an increase in application software implementations associated with the sales of certain of our application software products and incremental revenues from our recent acquisitions, primarily BEA. Excluding the effect of currency rate fluctuations, the Americas contributed 47%, EMEA contributed 35% and Asia Pacific contributed 18% to the increase in consulting revenues.

Consulting expenses were favorably impacted by 7 percentage points of currency variations during the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, salary expenses were relatively constant with the corresponding prior year period. Consulting expenses increased on a constant currency basis during the second quarter of fiscal 2009 as a result of higher infrastructure and travel expenses (the majority of which are rebillable to customers). These increases were partially offset by constant currency decreases in our commissions and bonus expenses and by a constant and reported currency decrease in our benefits expenses. The decrease in our benefits expenses resulted from a current quarter reduction in our deferred compensation plan liability. This benefits expense decrease was offset by a loss in our deferred compensation plan assets. See discussion under “Non-Operating Income, net” below.

Total consulting margin and margin as a percentage of revenues remained constant during the second quarter of fiscal 2009, primarily as a result of unfavorable currency variations of 11 percentage points.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  Excluding the effect of currency rate fluctuations, the growth in consulting revenues was generally due to similar reasons as noted above with the Americas contributing 34%, EMEA contributing 26% and Asia Pacific contributing 40% to the growth in consulting revenues. Consulting expenses generally increased during the first half of fiscal 2009 for similar reasons as noted above, but also included an increase in external contractor expenses incurred during the first quarter of fiscal 2009.

On a constant currency basis, consulting margin and margin as a percentage of revenues decreased during the first half of fiscal 2009 due to expense growth exceeding revenue growth during the first quarter of fiscal 2009 and due to the aforementioned unfavorable currency variations that affected margin during the second quarter of fiscal 2009.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

On Demand Revenues:
Americas	$104	14%	16%	$91	$210	17%	18%	$179
EMEA	58	8%	19%	54	118	13%	15%	104
Asia Pacific	27	22%	31%	22	56	33%	36%	42

Total revenues	189	13%	19%	167	384	18%	19%	325
Expenses:
Cost of services(1)	151	-5%	1%	158	310	0%	2%	310
Stock-based compensation	1	22%	22%	1	2	11%	11%	2
Amortization of intangible assets(2)	3	-1%	-1%	4	7	0%	0%	7

Total expenses	155	-5%	1%	163	319	0%	2%	319

Total Margin	$34	671%	572%	$4	$65	906%	669%	$6

Total Margin %	18%			3%	17%			2%
% Revenues by Geography:
Americas	55%			55%	55%			55%
EMEA	31%			32%	31%			32%
Asia Pacific	14%			13%	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  On Demand revenue growth was unfavorably affected by foreign currency rate fluctuations of 6 percentage points in the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, On Demand revenues increased in the second quarter of fiscal 2009 due to an increase in each service category’s subscription base as a greater number of customers engaged us to provide IT outsourcing solutions. On a constant currency basis, Advanced Customer Services, Oracle On Demand and CRM On Demand contributed 56%, 39% and 5% to our On Demand revenues growth, respectively. Excluding the effect of currency rate fluctuations, the Americas contributed 45%, EMEA contributed 33% and Asia Pacific contributed 22% to the increase in On Demand revenues.

Excluding the effect of favorable currency rate fluctuations of 6 percentage points, On Demand expenses increased slightly in the second quarter of fiscal 2009 due to higher personnel related costs resulting from additional employees hired to support the increase in On Demand revenues. This expense increase was almost entirely offset by a shift of certain U.S. based costs to global support centers in lower cost countries, decreases in bonus expenses, and a decrease in certain of our benefits expenses.

Total On Demand margin and margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a lower level than in the second quarter of fiscal 2008. Our Advanced Customer Services margin percentages also improved modestly in comparison to the second quarter of fiscal 2008.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  On a constant currency basis, On Demand revenues, expenses, margin and margin as a percentage of revenues increased for similar reasons as noted above. Excluding the effect of currency rate fluctuations, Advanced Customer Services, Oracle On Demand and CRM On Demand contributed 53%, 39% and 8%, respectively, to the growth in On Demand revenues. In constant currency, the Americas contributed 50% to the growth in On Demand revenues, EMEA contributed 26% and Asia Pacific contributed 24%.

Education:  Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our database and middleware software products as well as applications software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Education Revenues:
Americas	$43	-7%	-4%	$46	$87	-6%	-6%	$93
EMEA	39	-12%	-3%	45	74	-6%	-5%	79
Asia Pacific	18	-5%	1%	19	37	-1%	0%	38

Total revenues	100	-9%	-3%	110	198	-6%	-4%	210
Expenses:
Cost of services(1)	77	-8%	-2%	84	158	-2%	-2%	161
Stock-based compensation	—	*	*	—	1	-41%	-41%	1

Total expenses	77	-8%	-2%	84	159	-2%	-2%	162

Total Margin	$23	-9%	-7%	$26	$39	-17%	-16%	$48

Total Margin %	23%			24%	20%			23%
% Revenues by Geography:
Americas	43%			41%	44%			44%
EMEA	39%			41%	37%			38%
Asia Pacific	18%			18%	19%			18%

(1)	Excluding stock-based compensation

*	Not meaningful

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  Excluding the effect of unfavorable currency rate fluctuations of 6 percentage points, education revenues decreased in the second quarter of fiscal 2009 as customers reduced spending on discretionary services such as our educational program offerings in the Americas and EMEA geographic regions. These decreases were partially offset by incremental revenues from our recently acquired companies. On a constant currency basis, the Americas and EMEA geographic regions declined 4% and 3%, respectively, in the second quarter of fiscal 2009, while the Asia Pacific region slightly increased.

Excluding the effect of favorable currency rate fluctuations of 6 percentage points, education expenses declined slightly in comparison to the second quarter of fiscal 2008, primarily as a result of our headcount reductions pursuant to our 2008 Oracle Restructuring Plan.

Education margin and margin as a percentage of revenues decreased in the second quarter of fiscal 2009 due primarily to a reduction in revenues.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  Excluding the effect of currency rate fluctuations, the decreases for education revenues, expenses, margin and margin as a percentage of revenues were due generally to the same reasons as noted above. On a constant currency basis, revenues in the Americas and EMEA geographic regions declined 6% and 5%, respectively, in the first half of fiscal 2009, while the Asia Pacific region was constant.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Research and development(1)	$606	-7%	-3%	$649	$1,278	0%	2%	$1,274
Stock-based compensation	45	83%	83%	25	82	56%	56%	52

Total expenses	$651	-3%	0%	$674	$1,360	3%	4%	$1,326

% of Total Revenues	12%			12%	12%			13%

(1)	Excluding stock-based compensation

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  Total research and development expenses were favorably affected by 3 percentage points of currency variations during the second quarter of fiscal 2009. On a constant currency basis, total research and development expenses were constant as increases in salary expenses from higher headcount and stock-based compensation expenses (resulting from higher fair values assigned to our fiscal 2009 grants due to a higher volatility input and also due to our assumption of unvested stock awards for BEA employees) were offset by a decrease in bonus expenses and a decrease in certain of our benefits expenses. The decrease in our benefits expenses resulted from a current quarter reduction in our deferred compensation plan liability. This benefits expense decrease was offset by a loss in our deferred compensation plan assets. See discussion under “Non-Operating Income, net” below. The increase in our headcount was the combined result of our recent acquisitions and our hiring of additional personnel to develop new functionality for our existing products. Research and development headcount as of the end of the second quarter of fiscal 2009 increased by approximately 2,000 employees, or 10%, in comparison to the second quarter of fiscal 2008.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  On a constant currency basis, research and development expenses increased modestly due to an increase in salary and stock-based compensation expenses described above, partially offset by the bonus and benefits expense declines described above.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

General and administrative(1)	$152	-19%	-14%	$187	$333	-8%	-7%	$364
Stock-based compensation	22	16%	16%	19	46	18%	18%	38

Total expenses	$174	-16%	-11%	$206	$379	-6%	-4%	$402

% of Total Revenues	3%			4%	3%			4%

(1)	Excluding stock-based compensation

General and administrative expenses were affected by 5 percentage points of favorable currency variations during the second quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, general and administrative expenses decreased during the second quarter of fiscal 2009 as a result of a decrease in bonus expenses and a decrease in certain of our benefits expenses. The decrease in our benefits expenses resulted from a current quarter reduction in our deferred compensation plan liability. This benefits expense decrease was offset by a loss in our deferred compensation plan assets (see discussion under “Non-Operating Income, net” below). These decreases were partially offset by slightly higher personnel related costs associated with increased headcount to support our expanding operations and increased stock-based compensation expenses resulting from a higher valuation of our fiscal 2009 stock option grants (the higher valuation is attributable to a higher volatility input used in the fair value calculation and is derived from the implied volatility of our longest-term, publicly traded options). During the first half of fiscal 2009, general and administrative expenses decreased for similar reasons as those noted above.

Amortization of Intangible Assets:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Software support agreements and related relationships	$138	42%	42%	$98	$272	40%	40%	$194
Developed technology	181	45%	45%	124	354	44%	44%	245
Core technology	63	47%	47%	43	125	45%	45%	86
Customer contracts	37	118%	118%	17	72	112%	112%	34
Trademarks	8	0%	0%	8	16	6%	6%	16

Total amortization of intangible assets	$427	47%	47%	$290	$839	46%	46%	$575

Amortization of intangible assets increased in the fiscal 2009 periods presented above due to the amortization of acquired intangibles from BEA and other acquisitions that we consummated since the beginning of the second quarter of fiscal 2008. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

In-process research and development	$2	*	*	$—	$6	-19%	-19%	$7
Transitional employee related costs	4	-73%	-72%	15	31	66%	68%	19
Stock-based compensation	6	42%	42%	4	11	-70%	-70%	37
Business combination adjustments	1	*	*	—	10	*	*	—
Professional fees and other, net	8	122%	133%	3	13	160%	160%	5

Total acquisition related charges	$21	0%	1%	$22	$71	4%	6%	$68

*	Not meaningful

Fiscal Second Quarter 2009 Compared to Fiscal Second Quarter 2008:  Acquisition related charges and other expenses decreased slightly during the second quarter of fiscal 2009 due to lower transitional employee related expenses in comparison to the corresponding prior year period, which included the settlement of certain acquired company employee related liabilities.

First Half Fiscal 2009 Compared to First Half Fiscal 2008:  On a constant currency basis, acquisition related charges and other expenses increased slightly due to higher transitional employee related expenses resulting primarily from our acquisition of BEA and an increase in business combination adjustments, partially offset by lower stock-based compensation expenses from stock option accelerations.

Restructuring expenses:  Restructuring expenses consist primarily of Oracle employee severance costs and may include charges for duplicate facilities in order to improve our Oracle-based cost structure prospectively. For additional information regarding our Oracle-based restructuring plans, as well as restructuring activities of our acquired companies, please see Note 5 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Restructuring expenses	$17	196%	260%	$6	$31	429%	495%	$6

During the second quarter of fiscal 2008, our management approved, committed to, and initiated the Oracle Fiscal 2008 Restructuring Plan (2008 Plan) as a result of certain management and operational changes that are intended to improve efficiencies in our Oracle-based operations. Our 2008 Plan was amended in the fourth quarter of fiscal 2008 to include the expected effects resulting from our acquisition of BEA. The total estimated costs associated with the 2008 Plan are approximately $111 million, of which $31 million and $6 million were incurred during the first half of fiscal 2009 and 2008, respectively, and are primarily related to employee severance. The majority of these estimated costs are expected to be incurred over the course of fiscal 2009. Our estimated costs are preliminary and may be subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Interest expense	$157	76%	76%	$89	$317	74%	74%	$183

Interest expense increased in the fiscal 2009 periods presented above due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in April 2008.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains and losses, the minority owners’ share in the net profits of our majority-owned Oracle Financial Services Software Limited (formerly i-flex solutions limited) and Oracle Japan subsidiaries, and other income including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Interest income	$97	9%	20%	$89	$185	13%	17%	$163
Foreign currency gains (losses), net	(22)	-205%	-159%	21	(12)	-146%	-107%	27
Minority interests in income	(19)	-16%	-22%	(16)	(35)	-23%	-28%	(29)
Other income (losses), net	(48)	-272%	-270%	28	(48)	-226%	-221%	38

Total non-operating income, net	$8	-94%	-78%	$122	$90	-55%	-45%	$199

Non-operating income, net decreased during the second quarter of fiscal 2009 as a result of net foreign currency transaction losses of $22 million (in comparison to net foreign currency transaction gains of $21 million in the corresponding prior year period), and $53 million of losses (in comparison to a $17 million gain recognized in the corresponding prior year period) recognized on marketable securities that we classify as trading that support our deferred compensation plan obligations. These amounts are included in “Other income (losses), net” in the table above. We account for our deferred compensation plan assets and obligations pursuant to EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, which requires that the changes in obligations associated with our deferred compensation plan be recorded in our operating expenses while the corresponding change in the plan assets be recorded in non-operating income, net. The changes in obligations and asset values of the plan are equal and offsetting, such that there is no impact to our income before provision for income taxes during the second quarter of fiscal 2009 or any other periods presented. Non-operating income, net decreased during the first half of fiscal 2009 due to similar reasons as noted above.

Provision for Income Taxes:  The effective tax rate in all periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations, or by adverse rulings in tax related litigation.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2008	Actual	Constant	2007	2008	Actual	Constant	2007

Provision for income taxes	$530	3%	14%	$512	$896	3%	6%	$871

Effective tax rate	29.0%			28.2%	27.4%			28.9%

The provision for income taxes increased during the fiscal 2009 periods presented above in comparison to the corresponding periods of fiscal 2008. The increases were attributable primarily to the mix of worldwide income, which was affected by unfavorable changes in foreign currency exchange rates, which disproportionately affected our profits in relatively low-tax jurisdictions. These increases were partially offset by reinstatement of the U.S. research and development tax credit under the Emergency Economic Stabilization Act of 2008, which was signed into law on October 3, 2008, and was retroactive to January 1, 2008.

Liquidity and Capital Resources

	November 30,		May 31,
(Dollars in millions)	2008	Change	2008

Working capital	$7,175	-11%	$8,074
Cash, cash equivalents and marketable securities	$10,646	-4%	$11,043

Working capital:  The decrease in working capital as of November 30, 2008 in comparison to May 31, 2008 was primarily due to an increase in our stock repurchases during the first half of fiscal 2009 in comparison to recent prior periods (we used $2.3 billion of cash for stock repurchases during the first half of fiscal 2009 in comparison to $1.0 billion used for stock repurchases during the first half of fiscal 2008), cash used for our acquisitions, and from the decline in value of our net current assets held by certain of our foreign subsidiaries as result of the strengthening in the U.S. Dollar during the first half of fiscal 2009 (the offset to which is recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet). Our working capital may be impacted by all three of the aforementioned factors in future periods, the amounts and timing of which are variable. These decreases were partially offset by the favorable impact to our net current assets of our net income generated during the first half of fiscal 2009.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise obligations. Cash, cash equivalents and marketable securities include $10.1 billion held by our foreign subsidiaries as of November 30, 2008. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for the majority of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income (loss) on our consolidated balance sheet). As the U.S. Dollar strengthened against most major international currencies during the first half of fiscal 2009, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries declined relative to what we would have reported using a constant currency rate as of May 31, 2008. The decrease in cash, cash equivalents and marketable securities at November 30, 2008 in comparison to May 31, 2008 was also due to cash used for our acquisitions and repurchases of our common stock (see discussion above), partially offset by an increase in our operating cash flows resulting primarily from the collection of our trade receivables generated from our higher sales volumes.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 52 days at November 30, 2008 compared with 63 days at May 31, 2008. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first half of fiscal 2009, of large license and support balances outstanding as of May 31, 2008.

	Six Months Ended November 30,
(Dollars in millions)	2008	Change	2007

Cash provided by operating activities	$3,990	21%	$3,303
Cash used for investing activities	$(2,207)	48%	$(1,487)
Cash used for financing activities	$(1,928)	25%	$(1,544)

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

Net cash provided by operating activities increased in the first half of fiscal 2009 primarily due to higher net income and the collection of fourth quarter fiscal 2008 and first quarter fiscal 2009 trade receivables associated with higher sales volumes.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first half of fiscal 2009 due to an increase in cash used to purchase marketable securities (net of proceeds received from sales and maturities), an increase in cash used for acquisitions, net of cash acquired, and higher capital expenditures primarily related to real estate assets purchased for operational use.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchases and proceeds from stock option exercise activity.

Net cash used by financing activities in the first half of fiscal 2009 increased compared to the first half of fiscal 2008 due to increased stock repurchases (see discussion in “Working Capital” above and in Note 8 of Notes to Condensed Consolidated Financial Statements for additional information). This increase was partially offset by a reduction in the amount of debt repayments made (the commercial paper issued to finance the fiscal 2007 acquisition of Hyperion was repaid in the first quarter of fiscal 2008) and a reduction in proceeds from the exercise of employee stock options.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2008	Change	2007

Cash provided by operating activities	$8,089	16%	$6,957
Capital expenditures(1)	(486)	32%	(369)

Free cash flow	$7,603	15%	$6,588

Net income	$5,750		$4,781

Free cash flow as a percent of net income	132%		138%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer certain of our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first half of fiscal 2009 and 2008, $442 million and $317 million, respectively, or approximately 15% and 11%, respectively, of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of November 30, 2008:

		Year Ending May 31,
(Dollars in millions)	Total	2009	2010	2011	2012	2013	2014	Thereafter

Principal payments on borrowings(1)	$11,250	$1,000	$1,000	$2,250	$—	$1,250	$—	$5,750
Capital leases(2)	3	2	1	—	—	—	—	—
Interest payments on borrowings(1)	5,206	299	552	506	392	392	330	2,735
Operating leases(3)	1,400	205	354	261	190	127	75	188
Purchase obligations(4)	371	282	67	5	2	3	3	9
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$18,233	$1,791	$1,974	$3,022	$584	$1,772	$408	$8,682

(1)	Our borrowings (excluding capital leases) consist of the following as of November 30, 2008:

Principal Balance

Floating rate senior notes due May 2009	$1,000
Floating rate senior notes due May 2010	1,000
5.00% senior notes due January 2011, net of discount of $4	2,246
4.95% senior notes due April 2013	1,250
5.25% senior notes due January 2016, net of discount of $8	1,992
5.75% senior notes due April 2018, net of discount of $1	2,499
6.50% senior notes due April 2038, net of discount of $2	1,248

Total borrowings	$11,235

Our floating rate senior notes due May 2009 and May 2010 bore interest at a rate of 2.15% and 2.19%, respectively, as of November 30, 2008. In fiscal 2008, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively. Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of November 30, 2008 for variable rate borrowings after consideration of the aforementioned interest rate swap agreements.

(2)	Represents remaining payments under capital leases assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $272 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at November 30, 2008.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments, which are payable upon demand.

Excluded from the table above are agreements that we entered into during fiscal 2009 in which we agreed to acquire certain companies but, as of November 30, 2008, had not yet closed these transactions. We expect these transactions, which were not significant individually or in the aggregate, to close during the third quarter of fiscal 2009.

As of November 30, 2008, we have $1.7 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $68 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2009. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2009.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund our acquisitions, including the aforementioned acquisitions that we expect to close during the third quarter of fiscal 2009, and repurchase common stock with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2005 has been a weighted average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new options granted and assumed, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which have 10 year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At November 30, 2008, 55% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to repay indebtedness or for other purposes. At November 30, 2008, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.0%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees. Stock option activity from June 1, 2005 through November 30, 2008 is summarized as follows (shares in millions):

Options outstanding at May 31, 2005	469
Options granted	257
Options assumed	143
Options exercised	(362)
Forfeitures and cancellations	(101)

Options outstanding at November 30, 2008	406

Average annualized options granted and assumed, net of forfeitures	76
Average annualized stock repurchases	176
Shares outstanding at November 30, 2008	5,046
Basic weighted average shares outstanding from June 1, 2005 through November 30, 2008	5,163
Options outstanding as a percent of shares outstanding at November 30, 2008	8.0%
In the money options outstanding (based on our November 30, 2008 stock price) as a percent of shares outstanding at November 30, 2008	3.6%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through November 30, 2008	1.5%
Weighted average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through November 30, 2008	-1.9%

Our Compensation Committee approves the annual organization-wide option grants to certain key employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first half of fiscal 2009, we made our annual grant of stock options on July 3, 2008 and made or assumed other grants totaling 67 million shares, which were partially offset by forfeitures of 5 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first half of fiscal 2009, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 for a more complete discussion of the market risks we encounter.

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

The effects of the recent global economic crisis may impact our business, operating results or financial condition.

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. In some financial markets, institutions may decrease or discontinue their purchase of the long-term customer financing contracts that we have traditionally sold on a non-recourse basis. As a result, we may hold more of these contracts ourselves or require more customers to purchase our products and services on a cash basis. In addition, financial institution failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including the financing of any future acquisitions), or financing activities (including the timing and amount of any repurchases of our common stock or debt we may make in the future). Finally, our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

In addition to the above and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans and to repurchase shares opportunistically. On October 20, 2008 we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of November 30, 2008, approximately $7.7 billion was available for share repurchases pursuant to our stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended November 30, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Per Share	Announced Programs	Under the Programs

September 1, 2008—September 30, 2008	8.6	$19.79	8.6	$1,540.4
October 1, 2008—October 31, 2008	27.7	$17.00	27.7	$9,068.8
November 1, 2008—November 30, 2008	81.1	$16.69	81.1	$7,713.4

Total	117.4	$16.99	117.4

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 10, 2008.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2009 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

	Votes For	Votes Withheld
Director’s Name	(in millions)	(in millions)

Jeffrey O. Henley	4,623	86
Lawrence J. Ellison	4,579	130
Donald L. Lucas	4,435	274
Michael J. Boskin	4,609	99
Jack F. Kemp	4,612	97
Jeffrey S. Berg	3,685	1,024
Safra A. Catz	4,624	85
Hector Garcia-Molina	3,811	898
H. Raymond Bingham	4,655	54
Charles E. Phillips, Jr.	4,603	106
Naomi O. Seligman	3,824	885
George H. Conrades	4,584	125
Bruce R. Chizen	4,655	54

Proposal No. 2: The stockholders approved the adoption of Oracle’s Fiscal Year 2009 Executive Bonus Plan with 3,843 million affirmative votes, 821 million negative votes and 46 million votes abstaining.

Proposal No. 3: The stockholders ratified the appointment of Ernst & Young LLP as Oracle’s independent registered public accounting firm for the fiscal year ended May 31, 2009 with 4,669 million affirmative votes, 8 million negative votes and 32 million votes abstaining.

Proposal No. 4: The stockholders voted against a stockholder proposal to adopt a policy that provides stockholders the opportunity at each annual stockholder meeting to vote on a non-binding, advisory resolution proposed by management to ratify the compensation of the named executive officers set forth in the Company’s proxy statement

Summary Compensation Table and accompanying narrative disclosure with 1,184 million affirmative votes, 2,692 million negative votes, 168 million votes abstaining and 665 million broker non-votes.

Item 6.	Exhibits

Exhibit
Number		Exhibit Title

10	.24(1)	Description of the Fiscal Year 2009 Executive Bonus Plan
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Oracle Corporation’s current report on Form 8-K filed on October 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 22, 2008	By:	/s/ Jeff Epstein
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: December 22, 2008	By:	/s/ William Corey West
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer