Form 10-Q
period 2009-02-28
ORACLE CORP
filed 2009-03-23
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-51788

Oracle Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification no.)
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

The number of shares of registrant’s common stock outstanding as of March 16, 2009 was: 4,983,414,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ORACLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of February 28, 2009 and May 31, 2008
(Unaudited)

	February 28,	May 31,
(in millions, except per share data)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,211	$8,262
Marketable securities	3,083	2,781
Trade receivables, net of allowances of $281 and $303 as of February 28, 2009 and May 31, 2008	3,025	5,127
Deferred tax assets	635	853
Prepaid expenses and other current assets	657	1,080

Total current assets	15,611	18,103

Non-current assets:
Property, net	1,914	1,688
Intangible assets: software support agreements and related relationships, net	3,550	3,797
Intangible assets: other, net	4,154	4,598
Goodwill	18,642	17,991
Other assets	1,078	1,091

Total non-current assets	29,338	29,165

Total assets	$44,949	$47,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,002	$1,001
Accounts payable	272	383
Accrued compensation and related benefits	1,073	1,770
Deferred revenues	3,952	4,492
Other current liabilities	1,673	2,383

Total current liabilities	7,972	10,029

Non-current liabilities:
Notes payable and other non-current borrowings	10,236	10,235
Income taxes payable	1,802	1,566
Deferred tax liabilities	942	1,218
Other non-current liabilities	920	1,195

Total non-current liabilities	13,900	14,214

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,983 shares as of February 28, 2009 and 5,150 shares as of May 31, 2008	12,758	12,446
Retained earnings	10,468	9,961
Accumulated other comprehensive (loss) income	(149)	618

Total stockholders’ equity	23,077	23,025

Total liabilities and stockholders’ equity	$44,949	$47,268

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended February 28, 2009 and February 29, 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2009	2008	2009	2008

Revenues:
New software licenses	$1,516	$1,616	$4,379	$4,371
Software license updates and product support	2,917	2,624	8,702	7,497

Software revenues	4,433	4,240	13,081	11,868
Services	1,020	1,109	3,310	3,323

Total revenues	5,453	5,349	16,391	15,191

Operating expenses:
Sales and marketing	1,054	1,083	3,312	3,153
Software license updates and product support	256	254	795	729
Cost of services	855	989	2,820	2,911
Research and development	677	682	2,037	2,007
General and administrative	192	206	571	608
Amortization of intangible assets	437	292	1,276	867
Acquisition related and other	27	(40)	98	28
Restructuring	15	8	46	14

Total operating expenses	3,513	3,474	10,955	10,317

Operating income	1,940	1,875	5,436	4,874
Interest expense	(154)	(82)	(471)	(265)
Non-operating income, net	24	84	114	284

Income before provision for income taxes	1,810	1,877	5,079	4,893
Provision for income taxes	481	537	1,377	1,409

Net income	$1,329	$1,340	$3,702	$3,484

Earnings per share:
Basic	$0.27	$0.26	$0.73	$0.68

Diluted	$0.26	$0.26	$0.72	$0.67

Weighted average common shares outstanding:
Basic	5,005	5,148	5,095	5,128

Diluted	5,056	5,235	5,159	5,228

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2009 and February 29, 2008
(Unaudited)

	Nine Months Ended
	February 28,	February 29,
(in millions)	2009	2008

Cash Flows From Operating Activities:
Net income	$3,702	$3,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	198	202
Amortization of intangible assets	1,276	867
Deferred income taxes	(302)	(130)
Minority interests in income	58	45
Stock-based compensation	274	233
Tax benefits on the exercise of stock options	141	492
Excess tax benefits on the exercise of stock options	(92)	(403)
In-process research and development	10	7
Other gains, net	—	(64)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,848	980
Decrease in prepaid expenses and other assets	336	61
Decrease in accounts payable and other liabilities	(1,097)	(482)
Decrease in income taxes payable	(51)	(273)
(Decrease) increase in deferred revenues	(54)	88

Net cash provided by operating activities	6,247	5,107

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(6,906)	(3,629)
Proceeds from maturities and sales of marketable securities and other investments	6,397	2,532
Acquisitions, net of cash acquired	(1,165)	(700)
Capital expenditures	(491)	(195)
Proceeds from sale of property	—	153

Net cash used for investing activities	(2,165)	(1,839)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(3,704)	(1,520)
Proceeds from issuances of common stock	448	1,047
Repayments of borrowings	(4)	(1,362)
Excess tax benefits on the exercise of stock options	92	403
Distributions to minority interests	(53)	(49)

Net cash used for financing activities	(3,221)	(1,481)

Effect of exchange rate changes on cash and cash equivalents	(912)	404

Net (decrease) increase in cash and cash equivalents	(51)	2,191
Cash and cash equivalents at beginning of period	8,262	6,218

Cash and cash equivalents at end of period	$8,211	$8,409

Non-cash investing and financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$1	$15
Increase (decrease) in unsettled repurchases of common stock	$4	$(21)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure that the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2009. There have been no significant changes in our adoption of new accounting pronouncements or in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 other than the impact of our adoption of Financial Accounting Standards Board (FASB) Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, for which we have provided disclosures in Note 7 and FASB Statement No. 157, Fair Value Measurements and certain related FASB staff positions for which we have established a policy and provided disclosures in Note 3.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of in-process research and development expenses, personnel related costs for transitional and other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the purchase price allocation period has ended, and certain other operating expenses (income), net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the original terms of those options.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2009	2008	2009	2008

In-process research and development	$4	$—	$10	$7
Transitional and other employee related costs	8	6	39	27
Stock-based compensation	3	3	14	39
Professional fees and other, net	12	3	24	7
Business combination adjustments	—	5	11	5
Gain on sale of property	—	(57)	—	(57)

Total acquisition related and other expenses	$27	$(40)	$98	$28

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the minority owners’ shares in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited, formerly i-flex solutions limited, and Oracle Japan), and other income (losses), net, including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2009	2008	2009	2008

Interest income	$58	$89	$243	$253
Foreign currency (losses) gains, net	(9)	20	(22)	47
Minority interests in income	(23)	(17)	(58)	(45)
Other (losses) income, net	(2)	(8)	(49)	29

Total non-operating income, net	$24	$84	$114	$284

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2009	2008	2009	2008

Net income	$1,329	$1,340	$3,702	$3,484
Foreign currency translation (losses) gains, net	(56)	78	(739)	287
Unrealized gains (losses) on derivative financial instruments, net	10	(40)	(34)	(92)
Unrealized (losses) gains on marketable securities, net	(4)	—	6	1

Comprehensive income	$1,279	$1,378	$2,935	$3,680

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

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

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings and to apply these financial statement presentation requirements retrospectively. Additionally, Statement 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. Statement 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of Statement 160 on our consolidated financial statements.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

2.	ACQUISITIONS

Fiscal 2009 Acquisitions

During the first nine months of fiscal 2009, we acquired several companies and purchased certain technology and development assets primarily to expand our product offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our fiscal 2009 consolidated results from their respective acquisition dates. In the aggregate, the total purchase price for these acquisitions was approximately $1.2 billion, which consisted of $1.2 billion in cash, $1 million for the fair value of stock awards assumed and $11 million for transaction costs. In allocating the total purchase price for these acquisitions based on estimated fair values, we preliminarily recorded $703 million of goodwill, $585 million of identifiable intangible assets, $95 million of net tangible liabilities (resulting primarily from deferred tax and restructuring liabilities assumed as a part of these transactions) and $10 million of in-process research and development. The preliminary allocations of the various purchase prices were based upon preliminary valuations and our estimates and assumptions are subject to change. The primary areas of the purchase price allocations that were not yet finalized relate to certain restructuring liabilities, intangible assets, legal matters, income and non-income based taxes and residual goodwill.

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

The total purchase price for BEA was $8.6 billion which consisted of $8.3 billion in cash paid to acquire the outstanding common stock of BEA, $225 million for the fair value of BEA options assumed and restricted stock awards exchanged and $10 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $4.4 billion of goodwill, $3.3 billion of identifiable intangible assets, $856 million of net tangible assets and $17 million of in-process research and development. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to certain restructuring liabilities, legal matters, income and non-income based taxes and residual goodwill.

Other Acquisitions

During fiscal 2008, we acquired several other companies and purchased certain technology and development assets. Our fiscal 2008 acquisitions, other than BEA, were not significant individually or in the aggregate. We have included the effects of these transactions in our results of operations prospectively from the respective dates of the acquisitions. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change. The primary areas of those purchase price allocations that are not yet finalized relate to income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, BEA and certain other companies that we acquired since the beginning of fiscal 2008 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) as though the

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

companies were combined as of the beginning of fiscal 2008. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed, adjustments to interest expense for borrowings and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2008. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of fiscal 2008.

The unaudited pro forma financial information for the three and nine months ended February 28, 2009 combined the historical results of Oracle for the three and nine months ended February 28, 2009 and the historical results of certain other companies that we acquired since the beginning of fiscal 2009 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and nine months ended February 29, 2008 combined the historical results of Oracle for the three and nine months ended February 29, 2008 and, due to differences in our reporting periods, the historical results of BEA for the three and nine months ended January 31, 2008, and the historical results of certain other companies that we acquired since the beginning of fiscal 2008 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for the three and nine months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2009	2008	2009	2008

Total revenues	$5,455	$5,865	$16,510	$16,626
Net income	$1,329	$1,277	$3,685	$3,218
Basic earnings per share	$0.27	$0.25	$0.72	$0.63
Diluted earnings per share	$0.26	$0.24	$0.71	$0.61

3.	FAIR VALUE MEASUREMENTS

On June 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements and subsequently adopted certain related FASB staff positions. The adoption of Statement 157 and related positions did not have a material impact on our consolidated financial statements. Statement 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Statement 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our significant financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of February 28, 2009 (Level 1 and 2 inputs are defined above):

	Fair Value Measurements
	Using Input Type
(in millions)	Level 1	Level 2	Total

Assets:
Money market funds	$955	$—	$955
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,839	—	1,839
Commercial paper debt securities	—	2,666	2,666
Corporate debt securities and other	—	1,251	1,251

Total financial assets	$2,794	$3,917	$6,711

Liabilities:
Derivative financial instrument liabilities	$—	$50	$50

Total financial liabilities	$—	$50	$50

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in intangible assets for fiscal 2009 and the net book value of intangible assets at February 28, 2009 and May 31, 2008 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	May 31,		February 28,	May 31,		February 28,	May 31,	February 28,	Average
(Dollars in millions)	2008	Additions	2009	2008	Expense	2009	2008	2009	Useful Life

Software support agreements and related relationships	$4,849	$163	$5,012	$(1,052)	$(410)	$(1,462)	$3,797	$3,550	9 years

Developed technology	3,607	236	3,843	(1,203)	(538)	(1,741)	2,404	2,102	5 years

Core technology	1,427	75	1,502	(432)	(190)	(622)	995	880	6 years

Customer relationships	1,183	101	1,284	(170)	(111)	(281)	1,013	1,003	8 years

Trademarks	262	10	272	(76)	(27)	(103)	186	169	7 years

Total	$11,328	$585	$11,913	$(2,933)	$(1,276)	$(4,209)	$8,395	$7,704

Total amortization expense related to our intangible assets was $437 million and $1.3 billion for the three and nine months ended February 28, 2009, respectively, and $292 million and $867 million for the three and nine months ended February 29, 2008, respectively. As of February 28, 2009, estimated future amortization expense related to our intangible assets was $453 million for the remainder of fiscal 2009, $1.7 billion in fiscal 2010, $1.4 billion in fiscal 2011, $1.2 billion in fiscal 2012, $1.1 billion in fiscal 2013, $881 million in fiscal 2014 and $1.1 billion thereafter.

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for the nine months ended February 28, 2009, were as follows:

		Software
		License
	New	Updates and
	Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balances as of May 31, 2008	$4,058	$8,028	$1,550	$4,355	$17,991
Allocation of goodwill(1)	1,258	2,907	190	(4,355)	—
Other acquisition goodwill	369	280	54	—	703
Goodwill adjustments(2)	(14)	(31)	(7)	—	(52)

Balances as of February 28, 2009	$5,671	$11,184	$1,787	$—	$18,642

(1)	Represents the goodwill allocation associated with certain acquisitions that was allocated to our operating segments upon the completion of certain valuations.

(2)	Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the purchase price allocation period (generally, up to one year from date of acquisition).

5.	RESTRUCTURING ACTIVITIES

Fiscal 2009 Oracle Restructuring Plan

During the third quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our Oracle-based operations (the 2009 Plan). The total estimated restructuring costs associated with the 2009 Plan are $213 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In the first nine months of fiscal 2009 we recorded $18 million of restructuring expenses in connection with the 2009 Plan. We expect to incur the majority of the remaining $195 million during the remainder of calendar 2009. Any changes to the estimates of executing the 2009 Plan will be reflected in our future results of operations.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

Fiscal 2008 Oracle Restructuring Plan

During the second quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions (the 2008 Plan). During the fourth quarter of fiscal 2008, the 2008 Plan was amended to include the Oracle-based effects resulting from our acquisition of BEA. During the third quarter of fiscal 2009, we further refined our estimates of total costs that we expect to incur pursuant to the 2008 Plan. Estimated restructuring costs relating to employees included in the 2008 plan that had not yet been notified as of the third quarter of fiscal 2009 were transferred to the 2009 Plan. The total estimated restructuring costs (primarily related to employee severance) associated with the 2008 Plan were $69 million; these costs were recorded to the restructuring expense line item within our consolidated statements of operations. In the first nine months of fiscal 2009 we recorded $28 million of restructuring expenses and in fiscal year 2008 we recorded $41 million of restructuring expenses in connection with the 2008 Plan. Any changes to the estimates of executing the 2008 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans

During the fourth quarter of fiscal 2008, fourth quarter of fiscal 2007 and third quarter of fiscal 2006, our management approved, committed to and initiated plans to restructure certain pre-acquisition operations of BEA (BEA Restructuring Plan), Hyperion Solutions Corporation (Hyperion Restructuring Plan) and Siebel Systems, Inc. (Siebel Restructuring Plan), respectively. Our management initiated these plans in connection with our acquisitions of these companies in order to improve the cost efficiencies in our operations. The total estimated restructuring costs associated with exiting activities of BEA were $229 million, consisting of estimated severance, excess facilities obligations through fiscal 2014 as well as other restructuring costs. The total restructuring costs associated with exiting activities of Hyperion were $109 million, consisting of severance, excess facilities obligations through fiscal 2016, as well as other restructuring costs. The total restructuring costs associated with exiting activities of Siebel were $584 million, consisting of severance, excess facilities obligations through fiscal 2022, and other restructuring costs.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

Summary of Restructuring Plans

							Total	Total
	Accrued	Nine Months Ended February 28, 2009				Accrued	Costs	Expected
	May 31,	Initial	Adj. to	Cash		Feb. 28,	Accrued	Program
(in millions)	2008(2)	Costs(3)	Cost(4)	Payments	Other(5)	2009(2)	to Date	Costs

Fiscal 2009 Oracle Restructuring Plan
New software licenses	$—	$10	$—	$(7)	$—	$3	$10	$86
Software license updates and product support	—	—	—	—	—	—	—	9
Services	—	2	—	(1)	—	1	2	85
Other(1)	—	6	—	(2)	—	4	6	33

Total Fiscal 2009 Oracle Restructuring	$—	$18	$—	$(10)	$—	$8	$18	$213

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$10	$11	$—	$(15)	$—	$6	$28	$28
Software license updates and product support	5	1	—	(3)	—	3	7	7
Services	6	14	—	(18)	—	2	24	24
Other(1)	2	2	—	(3)	—	1	10	10

Total Fiscal 2008 Oracle Restructuring	$23	$28	$—	$(39)	$—	$12	$69	$69

BEA Restructuring Plan
Severance	$112	$(1)	$—	$(45)	$(3)	$63	$152	$152
Facilities	63	—	—	(17)	(4)	42	63	63
Contracts and other	14	(1)	—	(5)	—	8	14	14

Total BEA Restructuring	$189	$(2)	$—	$(67)	$(7)	$113	$229	$229

Hyperion Restructuring Plan
Severance	$33	$—	$—	$(8)	$(3)	$22	$47	$47
Facilities	34	—	(9)	(10)	(6)	9	41	41
Contracts and other	14	—	—	(1)	—	13	21	21

Total Hyperion Restructuring	$81	$—	$(9)	$(19)	$(9)	$44	$109	$109

Siebel Restructuring Plan
Severance	$1	$—	$—	$—	$—	$1	$60	$60
Facilities	179	—	9	(32)	(19)	137	483	483
Contracts and other	12	—	—	—	—	12	41	41

Total Siebel Restructuring	$192	$—	$9	$(32)	$(19)	$150	$584	$584

Total Other Restructuring Plans	$83	$—	$4	$(21)	$(4)	$62

Total Restructuring Plans(6)	$568	$44	$4	$(188)	$(39)	$389

(1)	Includes severance costs associated with research and development, general and administrative functions, and certain other facility related costs.

(2)	Accrued restructuring at February 28, 2009 and May 31, 2008 was $389 million and $568 million, respectively. The balances include $214 million and $308 million recorded in other current liabilities and $175 million and $260 million recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets at February 28, 2009 and May 31, 2008, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)	Adjustment increases to the Siebel Restructuring Plan were included in our condensed consolidated statement of operations (acquisition related and other expenses) for the first nine months of fiscal 2009. Adjustment decreases to the Hyperion Restructuring Plan were recorded to goodwill.

(5)	Primarily represents foreign currency translation adjustments.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed significant.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

6.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	February 28,	May 31,
(in millions)	2009	2008

Software license updates and product support	$3,509	$3,939
Services	261	333
New software licenses	182	220

Deferred revenues, current	3,952	4,492
Deferred revenues, non-current	198	262

Total deferred revenues	$4,150	$4,754

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

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed from our acquisitions in the amount of $51 million and $22 million for the three months ended February 28, 2009 and February 29, 2008, respectively, and $222 million and $138 million for the nine months ended February 28, 2009 and February 29, 2008, respectively, which would have been otherwise recorded by our acquired businesses as independent entities.

7.	COMMITMENTS AND CONTINGENCIES

Derivative Financial Instruments

On December 1, 2008, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of Statement 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. We have applied the requirements of Statement 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements

We use interest rate swaps to manage the economic effect of variable interest obligations associated with our floating rate senior notes so that the interest payable on the senior notes effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of February 28, 2009, we have two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due in May 2009 and May 2010 so that the interest payable

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

on the senior notes effectively becomes fixed at a rate of 4.62% and 4.59%, respectively. The critical terms of the interest rate swap agreements and the senior notes due in May 2009 and May 2010 match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, we have designated these swaps as qualifying instruments and are accounting for these swaps as cash flow hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized losses on these interest rate swaps are included in accumulated other comprehensive (loss) income and the corresponding fair value payables are included in other current liabilities in our consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the senior notes due in May 2009 and May 2010, are recorded as interest expense.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to Statement 133. We use the spot method to measure the effectiveness of our net investment hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive (loss) income on our consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) is recognized in non-operating income, net, in our consolidated statement of operations. We record settlements under these forward contracts in a similar manner. The fair value of the effective and ineffective portions is recorded to our consolidated balance sheet as prepaid expenses and other current assets for amounts receivable from the counterparties or other current liabilities for amounts payable to the counterparties.

As of February 28, 2009, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of our majority owned subsidiary, Oracle Japan. As of February 28, 2009, the fair value of our net investment hedge in Japanese Yen was nominal and had a notional amount of $681 million.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our foreign currency forward contracts generally settle within 90 days. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments pursuant to Statement 133. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is to prepaid expenses and other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to non-operating income, net, for both realized and unrealized gains and losses.

As of February 28, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $783 million and $997 million, respectively, and the notional amounts of the foreign currency forward contracts we held to purchase European Euros in exchange for other major international currencies were €109 million.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of February 28, 2009 and for the three months then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

	February 28, 2009
(in millions)	Balance Sheet Location	Fair Value

Interest rate swap agreements designated as cash flow hedges	Other current liabilities	$45
Foreign currency forward contracts designated as net investment hedges	Other current liabilities	—

Total derivatives designated as hedging instruments		$45

Foreign currency forward contracts not designated as hedges	Other current liabilities	$5

Total derivatives		$50

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Amount of Gain
	(Loss) Recognized in	Amount and Location of		Amount and Location of Gain (Loss)
	Accumulated OCI on	Gain (Loss) Reclassified		Recognized in Income on Derivative
	Derivative (Effective	from Accumulated OCI into		(Ineffective Portion and Amount
	Portion)	Income (Effective Portion)		Excluded from Effectiveness Testing)
	Three Months Ended	Three Months Ended		Three Months Ended
(in millions)	February 28, 2009	February 28, 2009		February 28, 2009

Cash flow hedges:
Interest rate swaps	$3	$(13)	Interest Expense	$—	Non-operating Income, net

Net investment hedges:
Foreign currency forward contracts	$10	$—	Not Applicable	$3	Non-operating Income, net

	Amount and Location of Gain (Loss)
	Recognized in Income on Derivative
	Three Months Ended
(in millions)	February 28, 2009

Derivatives Not Designated as Hedges:
Foreign currency forward contracts	$(25)	Non-operating income, net

Peoplesoft Customer Assurance Program

In June 2003, in response to our tender offer, PeopleSoft, Inc. implemented what it referred to as the “customer assurance program” (CAP). The CAP incorporated a provision in PeopleSoft’s standard licensing arrangement that purports to contractually burden Oracle, as a result of our acquisition of PeopleSoft, with a contingent obligation to make payments to PeopleSoft customers should we fail to take certain business actions for a fixed period. PeopleSoft ceased using the CAP on December 29, 2004, the date on which we acquired a controlling interest in PeopleSoft. The contingent payment obligation, which typically expires four years from the date of the contract, is fixed at an amount generally between two and five times the license and first year support fees paid to PeopleSoft in the applicable license transaction. PeopleSoft customers retain rights to the licensed products whether or not the CAP payments are triggered. As of February 28, 2009, substantially all of our contingent obligations related to the CAP had expired, and we do not believe it is probable that our post-acquisition activities have triggered any obligations to make any payments pursuant to the CAP.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

8.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for Oracle to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of February 28, 2009, approximately $6.5 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 211.6 million shares for $3.7 billion during the nine months ended February 28, 2009 (including approximately 1.7 million shares for $28 million that were repurchased but not settled at February 28, 2009) and 73.2 million shares for $1.5 billion during the nine months ended February 29, 2008 (including approximately 1.3 million shares for $26 million that were repurchased but not settled at February 29, 2008) under the applicable repurchase programs authorized.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments (see Note 13), our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2009	2008	2009	2008

Sales and marketing	$16	$12	$51	$38
Software license updates and product support	3	1	10	8
Cost of services	3	2	9	9
Research and development	39	31	121	84
General and administrative	24	16	69	55
Acquisition related and other	3	3	14	39

Total stock-based compensation	$88	$65	$274	$233

Quarterly, we assess whether there have been any significant changes in facts and circumstances that would affect our estimated forfeiture rate. The net effect of forfeiture adjustments based upon actual results was a decrease of $5 million and an increase of $8 million to our stock-based compensation expense for the nine months ended February 28, 2009 and February 29, 2008, respectively (nominal for all other periods presented).

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for acquired options assumed. The weighted

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

average input assumptions used and resulting fair values were as follows for the three and nine months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Expected life (in years)	4.9	4.7	5.3	5.3
Risk-free interest rate	2.1%	2.8%	3.3%	5.0%
Volatility	46%	32%	37%	27%
Dividend yield	—	—	—	—
Weighted average fair value of grants	$6.76	$6.89	$7.89	$7.10

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated based on the implied volatility of our longest-term, traded options. Our expected dividend yield input is zero as we did not historically pay cash dividends on our common stock and, as of the date of grant, did not anticipate doing so for the foreseeable future.

9.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Our effective tax rate was 26.6% and 27.1% for the three and nine months ended February 28, 2009, respectively, and 28.6% and 28.8% for the three and nine months ended February 29, 2008, respectively. The decreases in our effective tax rate were the result of a higher proportion of our worldwide taxable income being earned in lower tax rate jurisdictions, driven by transfer pricing adjustments. The effective tax rate was also impacted by a decrease attributable to changes in tax laws. These decreases were offset, in part, by an increase in income taxes attributable to unfavorable changes in foreign currency exchange rates which disproportionately affected our profits in relatively low-tax jurisdictions.

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

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations; however, there can be no assurances as to the actual outcomes.

We previously negotiated three unilateral Advance Pricing Agreements with the U.S. Internal Revenue Service (IRS) that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

renewal for the years ending May 31, 2007 through May 31, 2011. There can be no guarantee that renewal negotiations will result in an agreement. We concluded an additional bilateral agreement to cover the period from June 1, 2001 through January 25, 2008.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

The following table presents a summary of our businesses and operating segments:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2009	2008	2009	2008

New software licenses:
Revenues(1)	$1,513	$1,612	$4,370	$4,362
Sales and distribution expenses	908	927	2,856	2,701

Margin(2)	$605	$685	$1,514	$1,661
Software license updates and product support:
Revenues(1)	$2,968	$2,647	$8,924	$7,634
Cost of services	239	234	744	676

Margin(2)	$2,729	$2,413	$8,180	$6,958
Total software business:
Revenues(1)	$4,481	$4,259	$13,294	$11,996
Expenses	1,147	1,161	3,600	3,377

Margin(2)	$3,334	$3,098	$9,694	$8,619
Consulting:
Revenues(1)	$754	$837	$2,447	$2,504
Cost of services	621	727	2,060	2,124

Margin(2)	$133	$110	$387	$380
On Demand:
Revenues(1)	$191	$174	$576	$501
Cost of services	134	142	416	419

Margin(2)	$57	$32	$160	$82
Education:
Revenues(1)	$78	$101	$296	$328
Cost of services	63	74	216	230

Margin(2)	$15	$27	$80	$98
Total services business:
Revenues(1)	$1,023	$1,112	$3,319	$3,333
Cost of services	818	943	2,692	2,773

Margin(2)	$205	$169	$627	$560
Totals:
Revenues(1)	$5,504	$5,371	$16,613	$15,329
Expenses	1,965	2,104	6,292	6,150

Margin(2)	$3,539	$3,267	$10,321	$9,179

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting included $51 million and $22 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2009 and February 29, 2008, respectively, and $222 million and $138 million for the nine months ended February 28, 2009 and February 29, 2008, respectively. See Note 6 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs of each line of business and do not represent the actual margins for each operating segment because they do not contain an allocation of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related and other expenses or stock-based compensation.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2009	2008	2009	2008

Total revenues for reportable segments	$5,504	$5,371	$16,613	$15,329
Software license updates and product support revenues(1)	(51)	(22)	(222)	(138)

Total revenues	$5,453	$5,349	$16,391	$15,191

Total margin for reportable segments	$3,539	$3,267	$10,321	$9,179
Software license updates and product support revenues(1)	(51)	(22)	(222)	(138)
Product development and information technology expenses	(729)	(749)	(2,194)	(2,208)
Marketing and partner program expenses	(102)	(108)	(312)	(322)
Corporate and general and administrative expenses	(151)	(170)	(461)	(502)
Amortization of intangible assets	(437)	(292)	(1,276)	(867)
Acquisition related and other	(27)	40	(98)	(28)
Restructuring	(15)	(8)	(46)	(14)
Stock-based compensation	(85)	(62)	(260)	(194)
Interest expense	(154)	(82)	(471)	(265)
Non-operating income, net	22	63	98	252

Income before provision for income taxes	$1,810	$1,877	$5,079	$4,893

(1)	Software license updates and product support revenues for management reporting include $51 million and $22 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2009 and February 29, 2008, respectively and $222 million and $138 million for the nine months ended February 28, 2009 and February 29, 2008, respectively. See Note 6 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2009	2008	2009	2008

Net income	$1,329	$1,340	$3,702	$3,484

Weighted average common shares outstanding	5,005	5,148	5,095	5,128
Dilutive effect of employee stock plans	51	87	64	100

Diluted weighted average common shares outstanding	5,056	5,235	5,159	5,228

Basic earnings per share	$0.27	$0.26	$0.73	$0.68
Diluted earnings per share	$0.26	$0.26	$0.72	$0.67
Shares subject to anti-dilutive stock options excluded from calculation(1)	185	99	171	97

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

12.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003, the court dismissed plaintiffs’ consolidated complaint, first amended complaint and a revised second amended complaint. The last dismissal was with prejudice. On September 1, 2004, the United States Court of Appeals for the Ninth Circuit reversed the dismissal order and remanded the case for further proceedings. The revised second amended complaint named our Chief Executive Officer, our then Chief Financial Officer (who currently is Chairman of our Board of Directors) and a former Executive Vice President as defendants. This complaint was brought on behalf of purchasers of our stock during the period from December 14, 2000 through March 1, 2001. Plaintiffs alleged that the defendants made false and misleading statements about our actual and expected financial performance and the performance of certain of our applications products, while certain individual defendants were selling Oracle stock in violation of federal securities laws. Plaintiffs further alleged that certain individual defendants sold Oracle stock while in possession of material non-public information. Plaintiffs also allege that the defendants engaged in accounting violations. On July 26, 2007, defendants filed a motion for summary judgment, and plaintiffs filed a motion for partial summary judgment against all defendants and a motion for summary judgment against our Chief Executive Officer. On August 7, 2007, plaintiffs filed amended versions of these motions. On October 5, 2007, plaintiffs filed a motion seeking a default judgment against defendants or various other sanctions because of defendants’ alleged destruction of evidence. A hearing on all these motions was held on December 20, 2007. On April 7, 2008, the case was reassigned to a new judge. On June 27, 2008, the court ordered supplemental briefing on plaintiffs’ sanctions motion. On September 2, 2008, the court issued an order denying plaintiffs’ motion for partial summary judgment against all defendants. The order also denied in part and granted in part plaintiffs’ motion for sanctions. The court denied plaintiffs’ request that judgment be entered in plaintiffs’ favor due to the alleged destruction of evidence, and the court found that no sanctions were appropriate for several categories of evidence. The court found that sanctions in the form of adverse inferences were appropriate for two categories of evidence: e-mails from our Chief Executive Officer’s account, and materials that had been

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

created in connection with a book regarding our Chief Executive Officer. The court then denied defendants’ motion for summary judgment and plaintiffs’ motion for summary judgment against our Chief Executive Officer and directed the parties to revise and re-file these motions to clearly specify the precise contours of the adverse inferences that should be drawn, and to take these inferences into account with regard to the propriety of summary judgment. The court also directed the parties to address certain legal issues in the briefing. On October 20, 2008, defendants filed a motion for summary judgment, and plaintiffs filed a motion for summary judgment against our Chief Executive Officer. The parties also filed several motions challenging the admissibility of the testimony of various expert witnesses. Opposition briefs were filed on November 17, 2008 and reply briefs were filed on December 12, 2008. On October 13, 2008, the parties participated in a court-ordered mediation, which did not result in a settlement. A trial date has been set for March 30, 2009. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part EpicRealm’s motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing EpicRealm to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, EpicRealm filed a notice of appeal. Appellate briefs will be filed over the next several months. We will continue to pursue this action vigorously.

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

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

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

Other Litigation

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

Revolving Credit Agreements

2008 364-Day Revolving Credit Agreement

On March 17, 2009, our $2.0 billion 364-Day Revolving Credit Agreement dated March 18, 2008, among Oracle; Wachovia Bank, National Association (Wachovia), as administrative agent; and the other agents and lenders named therein (the 2008 Credit Agreement) terminated pursuant to its terms. No debt was outstanding pursuant to the 2008 Credit Agreement as of February 28, 2009, or as of its date of termination.

2009 364-Day Revolving Credit Agreement

On March 17, 2009, Oracle entered into a new $2.0 billion 364-Day Revolving Credit Agreement (the 2009 Credit Agreement) among Oracle; the lenders named therein; Wachovia, as administrative agent; BNP Paribas, as syndication agent; the documentation agents named therein; and Wachovia Capital Markets, LLC, and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners.

ORACLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
February 28, 2009
(Unaudited)

The 2009 Credit Agreement provides for an unsecured $2.0 billion 364-day revolving credit facility (the 2009 Facility) to Oracle in order to backstop any commercial paper that Oracle may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the 2009 Credit Agreement, Oracle may borrow, prepay and reborrow amounts under the 2009 Facility at any time during the term of the 2009 Credit Agreement. All amounts under the 2009 Credit Agreement are due on March 16, 2010, unless (i) the commitments are terminated earlier either at the request of Oracle or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events) or (ii) the 2009 Facility is extended as described below. Interest is based on, at Oracle’s election, either (x) the sum of (A) adjusted LIBOR plus (B) a margin equal to the published 30-day moving average credit default swap mid-rate spread for Oracle for a one-year period, subject to a maximum and minimum rate based on Oracle’s credit rating, or (y) a “base rate” calculated as the highest of (I) Wachovia’s prime rate, (II) the federal funds effective rate plus 0.50% and (III) adjusted LIBOR plus a margin determined in the manner described in clause (x)(B) above. Oracle may, upon the agreement of a combination of then existing lenders and additional banks not currently party to the 2009 Credit Agreement, extend the termination date of the 2009 Facility by an additional 364 days.

The 2009 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the total net debt to total capitalization ratio of Oracle not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2009 Credit Agreement may be declared immediately due and payable and the commitments may be terminated.

Oracle has not borrowed any funds under the 2009 Credit Agreement.

Dividends on Common Stock

In March 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on May 8, 2009, to stockholders of record as of the close of business on April 8, 2009. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

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

Business Overview

We are the world’s largest business software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations. We believe our organic growth and continued innovation with respect to our software products and services offerings provide the foundation for our long-term strategic plan. These offerings are enhanced by our acquisitions. We invest billions of dollars in research and development each year to enhance our existing portfolio of products and services and to develop new products, features and services.

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

Software Business

Our software business, which represented 81% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. We expect that our software business revenues will continue to increase due to continued demand for our products, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. Our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 32% of our total revenues on a trailing 4-quarter basis. Our new software license margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our revenues over those quarterly periods and because certain of our costs are predominantly fixed in the short term. However, our new software license margins have been and will continue to be affected by the amortization of intangible assets associated with companies that we have acquired.

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

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. In addition, we offer Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offer support for our Oracle VM server virtualization software. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our support contract customer base that renews its support contracts, (2) the amount of new support contracts sold in connection with the sale of new software licenses, and (3) the number and amount of support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented approximately 49% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the trailing 4-quarters were 84%, and account for 79% of our total margins over the same respective period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business acquisitions (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•	substantially all of our customers purchase license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenue growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year period assuming renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software license transactions add to our support contract base; and

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $51 million and $22 million in the three months ended February 28, 2009 and February 29, 2008, respectively, and $222 million and $138 million in the nine months ended February 28, 2009 and February 29, 2008, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 19% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:  Our consulting line of business provides services to customers in business strategy and analysis, business process optimization, and the implementation, deployment and upgrade of our database, middleware and applications software. The amount of consulting revenues recognized tends to lag software revenue recognition by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Our consulting revenues are dependent upon general economic conditions and the level of new software license sales, particularly our application product sales. To the extent we are able to grow our new software license revenues, in particular our application product revenues, we would also expect to be able to grow our consulting revenues.

On Demand:  On Demand includes Oracle On Demand, CRM On Demand and our Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and therefore provide us with a competitive advantage. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which historically has negatively impacted On Demand margins and may continue to do so in the future.

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

During the first nine months of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2009 compared with the same periods in fiscal 2008 is impacted by our acquisitions, primarily the acquisition of BEA in our fourth quarter of fiscal 2008.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2009 compared to the corresponding periods in the prior year, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the third quarter of fiscal 2008) to the growth in new software license revenues and to the growth in software license updates and product support revenues. We also present supplemental disclosures related to certain charges and gains. Although certain revenue and expense contributions from our acquisitions are quantifiable, we are unable to identify the following:

•	the contribution of the significant majority of our services revenues from acquired companies during the third quarter and first nine months of fiscal 2009 as the significant majority of these services had been fully integrated into our existing operations; and

•	the contribution of the significant majority of the expenses associated with acquired products and services during the third quarter and first nine months of fiscal 2009 as the significant majority of these expenses had been fully integrated into our existing operations.

We caution readers that the contribution from BEA products, which already have been integrated with Oracle’s Fusion Middleware and are sold together, to our total database and middleware revenues during the third quarter and first nine months of fiscal 2009 are based on our internal allocations consistent with previous quarters.

We further caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•	the quantifications cannot address the substantial effects attributable to our sales force integration efforts, in particular the effect of having a single sales force offer similar products. We believe that if our sales forces had not been integrated, the relative mix of products sold would have been different;

•	our acquisitions in the periods presented did not result in our entry into a new line of business or product category—therefore, we provided multiple products with substantially similar features and functionality; and

•	although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenues in our supplemental disclosure related to certain charges and gains (see below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the software industry. The operating margins of our businesses are affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses business) as certain expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at the exchange rate in effect on May 31, 2008, which was the last day of our prior fiscal year, rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2009 and February 29, 2008, our financial statements would reflect revenues of $1.27 million in the first nine months of fiscal 2009 (using 1.27 as the month-end average exchange rate for the period) and $1.51 million in the first nine months of fiscal 2008 (using 1.51 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and nine months ended February 28, 2009 and February 29, 2008 using the May 31, 2008 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Total Revenues by Geography:
Americas	$2,846	5%	10%	$2,707	$8,437	9%	11%	$7,756
EMEA(1)	1,824	-3%	14%	1,871	5,535	5%	13%	5,265
Asia Pacific(2)	783	1%	9%	771	2,419	11%	15%	2,170

Total revenues	5,453	2%	11%	5,349	16,391	8%	12%	15,191
Total Operating Expenses	3,513	1%	8%	3,474	10,955	6%	10%	10,317

Total Operating Margin	$1,940	4%	17%	$1,875	$5,436	12%	18%	$4,874

Total Operating Margin %	36%			35%	33%			32%
% Revenues by Geography:
Americas	52%			51%	51%			51%
EMEA	33%			35%	34%			35%
Asia Pacific	15%			14%	15%			14%
Total Revenues by Business:
Software	$4,433	5%	14%	$4,240	$13,081	10%	15%	$11,868
Services	1,020	-8%	2%	1,109	3,310	0%	5%	3,323

Total revenues	$5,453	2%	11%	$5,349	$16,391	8%	12%	$15,191

% Revenues by Business:
Software	81%			79%	80%			78%
Services	19%			21%	20%			22%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Third Quarter 2009 Compared to Fiscal Third Quarter 2008:  Our operating results for the third quarter of fiscal 2009 were significantly impacted by the strengthening of the U.S. Dollar relative to other major international currencies. These currency variances resulted in a reduction to our total revenues growth of 9 percentage points during the third quarter of fiscal 2009. On a constant currency basis, total revenues increased in the third quarter of fiscal 2009 primarily due to higher software license update and product support revenues in all regions due to the high attachment rate of support contracts to our new software licenses and the renewal of substantially all of our eligible customer support contracts, increased demand for our On Demand service offerings and incremental revenues from our recent acquisitions, primarily our acquisition of BEA in the fourth quarter of fiscal 2008. On a constant currency basis, new software license revenues contributed 8% to the growth in total revenues, software license updates and product support revenues contributed 89% and services revenues contributed 3%. Excluding the effect of currency rate fluctuations, the Americas contributed 43% to the increase in total revenues, EMEA contributed 46% and Asia Pacific contributed 11%.

Currency variances resulted in a reduction to our total operating expense growth of 7 percentage points during the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, the increase in operating expenses in the third quarter of fiscal 2009 is primarily due to higher salary expenses associated with increased headcount levels from acquisitions (primarily BEA), higher stock-based compensation expenses (resulting from our assumption of BEA stock options and a higher fair value associated with our fiscal 2009 grants that is primarily attributable to a higher volatility input) and higher amortization of intangible assets resulting from our acquisitions (primarily BEA) that we completed since the third quarter of fiscal 2008. In addition, acquisition related and other expenses increased during the third quarter of fiscal 2009 due to a $57 million gain on property sale recognized in the third quarter of fiscal 2008, which decreased operating expenses in that period. These increases were partially offset by constant currency decreases in our commissions and bonus expenses.

Currency variances resulted in a reduction of 13 percentage points to our total operating margin growth during the third quarter of fiscal 2009. On a constant currency basis and reported currency basis, total operating margin and total operating margin as a percentage of total revenues increased during the third quarter of fiscal 2009 as the growth rate of our total revenues exceeded the growth rate of our total operating expenses (which were significantly impacted by an increase in our intangible asset expenses from our recent acquisitions, primarily BEA).

First Nine Months Fiscal 2009 Compared to First Nine Months Fiscal 2008:  Currency variances resulted in a reduction to our total revenue growth of 4 percentage points during the first nine months of fiscal 2009. Excluding these currency variances, total revenues increased in the first nine months of fiscal 2009 for reasons similar to those noted above as well as stronger revenue growth from our database and middleware products during the first half of fiscal 2009. Excluding the effects of currency rate fluctuations, new software license revenues contributed 13% to the growth in total revenues, software license updates and product support revenues contributed 79% and services revenues contributed 8%. Excluding the effect of currency rate fluctuations, the Americas contributed 45% to the increase in total revenues, EMEA contributed 38% and Asia Pacific contributed 17%.

On a constant currency basis, the increase in operating expenses was generally due to the same reasons as noted above and was also due to an increase in travel expenses during the first half of fiscal 2009 (a portion of which are rebillable to customers as revenues) as a result of increased headcount from our acquisitions, primarily BEA. Operating margin and operating margin as a percentage of revenues increased in the first nine months of fiscal 2009, for reasons similar to those noted above.

Supplemental Disclosure Related to Certain Charges and Gains

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Results of Operations, Impact of Acquisitions” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense and income items:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2009	2008	2009	2008

Support deferred revenues(1)	$51	$22	$222	$138
Amortization of intangible assets(2)	437	292	1,276	867
Acquisition related charges(3)(5)	27	(40)	98	28
Restructuring(4)	15	8	46	14
Stock-based compensation(5)	85	62	260	194
Income tax effect(6)	(164)	(98)	(535)	(357)

	$451	$246	$1,367	$884

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $51 million and $22 million for the three months ended February 28, 2009 and February 29, 2008, respectively, and $222 million and $138 million for the nine months ended February 28, 2009 and February 29, 2008, respectively. Approximately $20 million and $21 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2009 and fiscal 2010, respectively, that would otherwise be recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily BEA, Hyperion, Siebel and PeopleSoft. As of February 28, 2009, estimated future amortization expenses related to intangible assets are as follows (in millions):

Remainder of Fiscal 2009	$453
Fiscal 2010	1,653
Fiscal 2011	1,364
Fiscal 2012	1,216
Fiscal 2013	1,084
Fiscal 2014	881
Thereafter	1,053

Total	$7,704

(3)	Acquisition related and other expenses primarily consist of in-process research and development expenses, stock-based compensation expenses, integration related professional services, personnel related costs for transitional and other employees, certain business combination adjustments after the purchase price allocation period has ended, and certain other operating expenses (income), net. For the three and nine months ended February 29, 2008, acquisition related and other expenses include a gain on property sale of $57 million.

(4)	Restructuring expenses during the first nine months of fiscal 2009 and fiscal 2008 relate to Oracle employee severance in connection with our Fiscal 2009 Oracle Restructuring Plan that was initiated in the third quarter of fiscal 2009 and our Fiscal 2008 Oracle Restructuring Plan that was initiated in the second quarter, and amended in the fourth quarter, of fiscal 2008 and further refined during the third quarter of fiscal 2009.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Sales and marketing	$16	$12	$51	$38
Software license updates and product support	3	1	10	8
Cost of services	3	2	9	9
Research and development	39	31	121	84
General and administrative	24	16	69	55

Subtotal	85	62	260	194
Acquisition related and other	3	3	14	39

Total	$88	$65	$274	$233

Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

(6)	The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated reflecting an effective tax rate of 27.4% for the first nine months of fiscal 2009 instead of 27.1%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, due to the exclusion of the effect of an adjustment to our non-current deferred tax liability associated with acquired intangible assets.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

New Software License Revenues:

Americas	$673	-9%	-4%	$737	$1,959	-1%	2%	$1,987

EMEA	571	-3%	12%	588	1,548	-1%	8%	1,565

Asia Pacific	272	-6%	1%	291	872	6%	10%	819

Total revenues	1,516	-6%	3%	1,616	4,379	0%	6%	4,371

Expenses:

Sales and marketing(1)	1,038	-3%	5%	1,071	3,261	5%	9%	3,115

Stock-based compensation	16	38%	38%	12	51	36%	36%	38

Amortization of intangible assets(2)	211	57%	57%	134	608	54%	54%	395

Total expense	1,265	4%	11%	1,217	3,920	10%	14%	3,548

Total Margin	$251	-37%	-23%	$399	$459	-44%	-30%	$823

Total Margin %	17%			25%	10%			19%

% Revenues by Geography:

Americas	44%			46%	45%			45%

EMEA	38%			36%	35%			36%

Asia Pacific	18%			18%	20%			19%

Revenues by Product:

Database and middleware	$1,106	-4%	5%	$1,153	$3,141	6%	12%	$2,949

Applications	396	-12%	-4%	451	1,195	-13%	-9%	1,380

Total revenues by product	1,502	-6%	3%	1,604	4,336	0%	6%	4,329

Other revenues	14	17%	25%	12	43	1%	3%	42

Total new software license revenues	$1,516	-6%	3%	$1,616	$4,379	0%	6%	$4,371

% Revenues by Product:

Database and middleware	74%			72%	72%			68%

Applications	26%			28%	28%			32%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2009 Compared to Fiscal Third Quarter 2008:  New software license revenues growth was unfavorably affected by foreign currency rate fluctuations of 9 percentage points in the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, total new software license revenues increased by 3% in the third quarter of fiscal 2009 as a result of a 5% increase in database and middleware revenues, partially offset by a 4% decrease in applications revenues. On a constant currency basis, substantially all of the growth in new software licenses was attributable to the EMEA region, with slight growth in the Asia Pacific region. New software license revenues in the Americas decreased by 4% on a constant currency basis.

Excluding the effect of currency rate fluctuations of 9 percentage points, database and middleware revenues grew 5% in the third quarter of fiscal 2009 due to our recently acquired products, primarily those of BEA. In reported currency, BEA products contributed $140 million, and other recently acquired products contributed $5 million to the total database and middleware revenues growth in the third quarter of fiscal 2009. The revenue contributions from BEA products, which already have been integrated with Oracle’s Fusion Middleware and are sold together, are based on our internal allocations consistent with previous quarters. In constant currency, database and middleware revenues grew 13% over the trailing 4-quarters as a result of increased demand for our database and middleware products primarily during the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, as well as incremental revenues from acquired companies.

Excluding the effect of currency rate fluctuations of 8 percentage points, application new software license revenues decreased in the third quarter of fiscal 2009. In reported currency, our recently acquired products contributed $20 million to our applications revenues in the third quarter of fiscal 2009. On a constant currency basis, applications revenues increased by 5% over the trailing 4-quarters due to strong demand in our fourth quarter of fiscal 2008 and incremental revenues from our recent acquisitions, partially offset by lower revenues during the first nine months of fiscal 2009 that we believe were primarily caused by weaker global economic conditions.

In reported currency, new software license revenues earned from transactions over $0.5 million declined by 3% in the third quarter of fiscal 2009, primarily due to unfavorable currency variations, and increased to 46% of new software license revenues in the third quarter of fiscal 2009 from 44% in the third quarter of fiscal 2008.

Total sales and marketing expenses were favorably impacted by 7 percentage points of currency variations during the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in the third quarter of fiscal 2009 primarily due to higher salaries from increased headcount and higher amortization of intangible assets. In addition, sales and marketing expenses were $24 million lower during the third quarter of fiscal 2008 due to a benefit that was recorded as a result of a settlement and partial accrual reversal of certain litigation, which decreased expenses in that period. These constant currency increases were partially offset by constant currency decreases to our travel expenses as a result of cost management efforts and a reduction in certain other travel related accruals, and a reduction in our commissions and bonus expenses.

Total new software license margin and margin as a percentage of revenues decreased as our total new software license expenses growth, in particular higher amortization of intangible assets, exceeded our revenue growth.

First Nine Months Fiscal 2009 Compared to First Nine Months Fiscal 2008:  New software license revenues growth was unfavorably affected by foreign currency rate fluctuations of 6 percentage points. Excluding the effect of currency rate fluctuations, total new software license revenues increased by 6% in the first nine months of fiscal 2009 due to a 12% increase in database and middleware revenues as well as incremental revenues from acquired companies. These increases were partially offset by a 9% constant currency decrease in applications revenues caused by the high applications growth rate in fiscal 2008 with which our fiscal 2009 results are compared and weaker global economic conditions. Excluding the effect of currency rate fluctuations, the Americas contributed 12%, EMEA contributed 54% and Asia Pacific contributed 34% to the increase in new software license revenues.

In reported currency, BEA products contributed an estimated $351 million, and other recently acquired products contributed $12 million to the total database and middleware revenue growth in the first nine months of fiscal 2009. The revenue contributions from BEA products, which already have been integrated with Oracle’s Fusion Middleware and are sold together, are based on our internal allocations consistent with previous quarters. Applications products from recently acquired companies contributed an incremental $35 million in reported currency during the first nine months of fiscal 2009.

New software license revenues earned from transactions over $0.5 million increased by 3% in the first nine months of fiscal 2009 and increased to 46% of new software license revenues in the first nine months of fiscal 2009 from 44% in the first nine months of fiscal 2008.

Total sales and marketing expenses were favorably affected by 4 percentage points of currency variations during the first nine months of fiscal 2009. In constant currency, sales and marketing expenses increased in the first nine months of fiscal 2009 for reasons similar to those noted above as well as increased travel related expenses.

Total new software license margin and margin as a percentage of revenues decreased for reasons similar to those noted above.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Software License Updates and Product Support Revenues:
Americas	$1,656	15%	19%	$1,436	$4,788	17%	19%	$4,097
EMEA	904	3%	21%	879	2,846	13%	21%	2,509
Asia Pacific	357	15%	21%	309	1,068	20%	22%	891

Total revenues	2,917	11%	20%	2,624	8,702	16%	20%	7,497
Expenses:
Software license updates and product support(1)	253	0%	8%	253	785	9%	13%	721
Stock-based compensation	3	237%	237%	1	10	21%	21%	8
Amortization of intangible assets(2)	213	48%	48%	144	628	46%	46%	431

Total expenses	469	18%	23%	398	1,423	23%	25%	1,160

Total Margin	$2,448	10%	20%	$2,226	$7,279	15%	19%	$6,337

Total Margin %	84%			85%	84%			85%
% Revenues by Geography:
Americas	57%			55%	55%			55%
EMEA	31%			33%	33%			33%
Asia Pacific	12%			12%	12%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2009 Compared to Fiscal Third Quarter 2008:  The growth in our software license updates and product support revenues was unfavorably affected by foreign currency rate fluctuations of 9 percentage points in the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the third quarter of fiscal 2009 as a result of new software licenses sold with substantially all customers electing to purchase support contracts during the trailing 4-quarter period (in particular our fourth quarter of fiscal 2008, which was our largest new software license sales quarter during the trailing 4-quarter period), the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 36% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the third quarter of fiscal 2009 include incremental revenues of $158 million from BEA and $16 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $51 million and $22 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the third quarter of fiscal 2009 and 2008, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year.

Total software license updates and product support expenses were favorably impacted by 5 percentage points of currency variations during the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary expenses associated with increased headcount to support the expansion of our customer base and higher amortization expenses resulting from additional intangible assets acquired since the beginning of the third quarter of fiscal 2008 (primarily our acquisition of BEA).

Total software license updates and product support margin increased due to an increase in revenues, while margin as a percentage of revenues decreased slightly as the growth in our amortization of intangible assets exceeded our revenues growth.

First Nine Months Fiscal 2009 Compared to First Nine Months Fiscal 2008:  On a constant currency basis, the growth in our software license updates and product support revenues and expenses is primarily attributable to the same reasons noted above. On a constant currency basis, the Americas contributed 51%, EMEA contributed 36% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first nine months of fiscal 2009 included reported currency, incremental contributions of $395 million from BEA and $47 million from other recently acquired companies. Software license updates and product support revenues related to support contracts in the amounts of $222 million and $138 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first nine months of fiscal 2009 and 2008, respectively, for the reasons noted above.

On a constant currency basis, software license updates and product support expenses, margin and margin as a percentage of revenues fluctuated for reasons consistent with those described above.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as application software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Consulting Revenues:
Americas	$378	-6%	-1%	$400	$1,252	-1%	2%	$1,265
EMEA	271	-13%	4%	311	872	-5%	3%	915
Asia Pacific	109	-17%	-8%	132	341	0%	6%	340

Total revenues	758	-10%	0%	843	2,465	-2%	3%	2,520
Expenses:
Cost of services(1)	640	-15%	-6%	753	2,131	-3%	2%	2,197
Stock-based compensation	2	175%	175%	1	5	-4%	-4%	5
Amortization of intangible assets(2)	10	-8%	-7%	11	30	-1%	0%	31

Total expenses	652	-15%	-6%	765	2,166	-3%	2%	2,233

Total Margin	$106	36%	58%	$78	$299	4%	14%	$287

Total Margin %	14%			9%	12%			11%
% Revenues by Geography:
Americas	50%			47%	51%			50%
EMEA	36%			37%	35%			36%
Asia Pacific	14%			16%	14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2009 Compared to Fiscal Third Quarter 2008:  Consulting revenues were unfavorably affected by foreign currency rate fluctuations of 10 percentage points in the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, consulting revenues were flat, reflecting the impact of global economic conditions.

Consulting expenses were favorably impacted by 9 percentage points of currency variations during the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, consulting expenses decreased due to lower salary, commissions and bonus expenses.

On a constant currency basis, total consulting margin and margin as a percentage of revenues increased during the third quarter of fiscal 2009 as a result of expense decreases.

First Nine Months Fiscal 2009 Compared to First Nine Months Fiscal 2008:  Excluding the effect of currency rate fluctuations, the growth in consulting revenues was generally due to an increase in software implementations that we delivered during the first six months of fiscal 2009 associated with the sales of certain of our application software products, and incremental contributions from our acquisitions. In constant currency, the Americas contributed 32%, EMEA contributed 42% and Asia Pacific contributed 26% to the growth in consulting revenues.

In constant currency, consulting expenses increased during the first nine months of fiscal 2009 as a result of higher infrastructure, external contractor and travel expenses (the majority of travel expenses are rebillable to customers). These increases were partially offset by constant currency decreases in salary, commissions and bonus expenses.

On a constant currency basis, consulting margin and margin as a percentage of revenues increased slightly as our revenues growth rate exceeded our expenses growth rate.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

On Demand Revenues:
Americas	$109	14%	19%	$95	$319	16%	18%	$274
EMEA	53	-5%	13%	57	171	6%	14%	161
Asia Pacific	29	27%	39%	22	85	31%	37%	65

Total revenues	191	10%	19%	174	575	15%	19%	500
Expenses:
Cost of services(1)	147	-6%	3%	157	457	-2%	2%	467
Stock-based compensation	1	-27%	-27%	1	3	-4%	-4%	3
Amortization of intangible assets(2)	3	0%	0%	3	10	0%	0%	10

Total expenses	151	-6%	2%	161	470	-2%	2%	480

Total Margin	$40	200%	223%	$13	$105	433%	399%	$20

Total Margin %	21%			8%	18%			4%
% Revenues by Geography:
Americas	57%			54%	55%			55%
EMEA	28%			33%	30%			32%
Asia Pacific	15%			13%	15%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2009 Compared to Fiscal Third Quarter 2008:  On Demand revenue growth was unfavorably affected by foreign currency rate fluctuations of 9 percentage points in the third quarter of fiscal 2009. On Demand revenues increased in the third quarter of fiscal 2009 due to an increase in each service category’s subscription base as a greater number of customers engaged us to provide IT services and outsourcing solutions. On a constant currency basis, Advanced Customer Services, Oracle On Demand and CRM On Demand contributed 47%, 35% and 18% to our On Demand revenues growth, respectively. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 22% and Asia Pacific contributed 26% to the increase in On Demand revenues.

Excluding the effect of favorable currency rate fluctuations of 8 percentage points, On Demand expenses increased slightly in the third quarter of fiscal 2009 due to higher personnel related costs resulting from additional employees hired to support the increase in On Demand revenues. This expense increase was almost entirely offset by a shift of certain U.S. based costs to global support centers in lower cost countries and decreases in bonus expenses.

Total On Demand margin and margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a lower level than in the third quarter of fiscal 2008. Our Advanced Customer Services and CRM On Demand margin percentages also improved in comparison to the third quarter of fiscal 2008.

First Nine Months Fiscal 2009 Compared to First Nine Months Fiscal 2008:  On a constant currency basis, On Demand revenues, expenses, margin and margin as a percentage of revenues increased for similar reasons as noted above. Excluding the effect of currency rate fluctuations, Advanced Customer Services, Oracle On Demand and CRM On Demand contributed 44%, 33% and 23%, respectively, to the growth in On Demand revenues. In constant currency, the Americas contributed 51% to the growth in On Demand revenues, EMEA contributed 24% and Asia Pacific contributed 25%.

Education:  Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our database and middleware software products as well as applications software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Education Revenues:
Americas	$30	-22%	-18%	$39	$118	-11%	-9%	$133
EMEA	25	-31%	-20%	36	99	-14%	-9%	115
Asia Pacific	16	-8%	-2%	17	53	-3%	0%	55

Total revenues	71	-23%	-16%	92	270	-11%	-8%	303
Expenses:
Cost of services(1)	65	-15%	-7%	77	223	-6%	-3%	238
Stock-based compensation	—	*	*	—	1	-4%	-4%	1

Total expenses	65	-15%	-7%	77	224	-6%	-3%	239

Total Margin	$6	-61%	-59%	$15	$46	-28%	-26%	$64

Total Margin %	8%			16%	17%			21%
% Revenues by Geography:
Americas	43%			42%	43%			44%
EMEA	34%			39%	37%			38%
Asia Pacific	23%			19%	20%			18%

(1)	Excluding stock-based compensation

*	Not meaningful

Excluding the effect of unfavorable currency rate fluctuations of 7 percentage points, education revenues decreased in the third quarter of fiscal 2009 as customers reduced spending on discretionary services such as our educational program offerings in all geographic regions.

Excluding the effect of favorable currency rate fluctuations of 8 percentage points, education expenses declined in comparison to the third quarter of fiscal 2008, primarily as a result of headcount reductions.

Education margin and margin as a percentage of revenues decreased in the third quarter of fiscal 2009 due to a reduction in revenues.

Excluding the effect of currency rate fluctuations, the decreases for education revenues, expenses, margin and margin as a percentage of revenues for the first nine months of fiscal 2009 were due generally to the same reasons as noted above.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Research and development(1)	$638	-2%	2%	$651	$1,916	0%	2%	$1,923
Stock-based compensation	39	27%	27%	31	121	45%	45%	84

Total expenses	$677	-1%	3%	$682	$2,037	1%	4%	$2,007

% of Total Revenues	12%			13%	12%			13%

(1)	Excluding stock-based compensation

Total research and development expenses were favorably affected by 4 percentage points of currency variations during the third quarter of fiscal 2009. On a constant currency basis, total research and development expenses increased modestly as salary expenses from higher headcount and increased stock-based compensation expenses were partially offset by a decrease in bonus expenses. The increase in our headcount was the combined result of our recent acquisitions and our hiring of additional personnel to develop new functionality for our existing products. Research and development headcount as of the end of the third quarter of fiscal 2009 increased by approximately 2,300 employees, or 12%, in comparison to the third quarter of fiscal 2008. During the first nine months of fiscal 2009, research and development expenses increased for similar reasons as those noted for the third quarter of fiscal 2009.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

General and administrative(1)	$168	-11%	-4%	$190	$502	-9%	-6%	$553
Stock-based compensation	24	50%	50%	16	69	24%	24%	55

Total expenses	$192	-7%	-1%	$206	$571	-6%	-3%	$608

% of Total Revenues	4%			4%	4%			4%

(1)	Excluding stock-based compensation

Total general and administrative expenses were affected by 6 percentage points of favorable currency variations during the third quarter of fiscal 2009. Excluding the effect of currency rate fluctuations, general and administrative expenses decreased slightly during the third quarter of fiscal 2009 as a result of a decrease in salary, bonus and certain of our benefits expenses. These decreases were partially offset by increased professional services fees and increased stock-based compensation expenses. During the first nine months of fiscal 2009, general and administrative expenses decreased for similar reasons as those noted for the third quarter of fiscal 2009.

Amortization of Intangible Assets:

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Software support agreements and related relationships	$139	42%	42%	$98	$410	40%	40%	$292
Developed technology	184	47%	47%	126	538	45%	45%	370
Core technology	65	49%	51%	43	190	47%	47%	129
Customer relationships	39	117%	117%	17	111	113%	113%	52
Trademarks	10	25%	25%	8	27	13%	13%	24

Total amortization of intangible assets	$437	49%	50%	$292	$1,276	47%	47%	$867

Amortization of intangible assets increased in the fiscal 2009 periods presented above due to the amortization of acquired intangibles from BEA and other acquisitions that we consummated since the beginning of the third quarter of fiscal 2008. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization expenses.

Acquisition Related and Other Expenses:  Acquisition related and other expenses primarily consist of in-process research and development expenses, integration related professional services, stock-based compensation expenses, personnel related costs for transitional and other employees, certain business combination adjustments after the purchase price allocation period has ended, and certain other expenses (income), net. Stock-based compensation expenses included in acquisition related and other expenses relate to unvested options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

In-process research and development	$4	*	*	$—	$10	38%	38%	$7
Transitional and other employee related costs	8	40%	51%	6	39	44%	47%	27
Stock-based compensation	3	-5%	-5%	3	14	-64%	-64%	39
Professional fees and other, net	12	289%	333%	3	24	254%	215%	7
Business combination adjustments	—	-100%	-100%	5	11	129%	140%	5
Gain on sale of property	—	-100%	-100%	(57)	—	-100%	-100%	(57)

Total acquisition related charges	$27	166%	169%	$(40)	$98	252%	250%	$28

*	Not meaningful

Fiscal Third Quarter 2009 Compared to Fiscal Third Quarter 2008:  Acquisition related charges and other expenses increased during the third quarter of fiscal 2009 primarily due to a $57 million gain that was recognized on a property sale in the corresponding period of the prior year (see Note 1 to our condensed consolidated financial statements for additional information).

First Nine Months Fiscal 2009 Compared to First Nine Months Fiscal 2008:  On a constant currency basis, acquisition related charges and other expenses increased due to higher transitional and other employee related expenses resulting primarily from our acquisition of BEA and an increase in professional fees. The increase was also attributable to the aforementioned property sale that was recognized as a gain in the corresponding period of the prior year. These increases were partially offset by lower stock-based compensation expenses caused primarily by the timing of stock option accelerations for certain former Hyperion employees that were incurred in the first quarter of fiscal 2008.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Restructuring expenses	$15	83%	110%	$8	$46	227%	272%	$14

During the third quarter of fiscal 2009, our management approved, committed to and initiated a plan to restructure and further improve efficiencies in our Oracle-based operations (2009 Plan). The total estimated restructuring costs associated with the 2009 Plan are $213 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In the third quarter and first nine months of fiscal 2009, we recorded $18 million of restructuring expenses in connection with the 2009 Plan. We expect to incur the majority of the remaining $195 million during the remainder of calendar 2009. Our estimated costs are preliminary and may be subject to change in future periods.

During the second quarter of fiscal 2008, our management approved, committed to and initiated a plan to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions (the 2008 Plan). The 2008 Plan was amended in the fourth quarter of fiscal 2008 to include the Oracle-based effects resulting from our acquisition of BEA and was further refined in the third quarter of fiscal 2009. The total estimated costs associated with the 2008 Plan are approximately $69 million, of which a benefit of $3 million (resulting from an adjustment to the accrual balance) and expense of $8 million were incurred during the third quarter of fiscal 2009 and 2008, respectively, and expenses of $28 million and $14 million were incurred during the first nine months of fiscal 2009 and 2008, respectively.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Interest expense	$154	87%	87%	$82	$471	78%	78%	$265

Interest expense increased in the fiscal 2009 periods presented above due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in April 2008.

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains and losses, the minority owners’ share in the net profits of our majority-owned Oracle Financial Services Software Limited (formerly i-flex solutions limited) and Oracle Japan subsidiaries, and other income (losses), net, including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Interest income	$58	-35%	-26%	$89	$243	-4%	2%	$253
Foreign currency (losses) gains, net	(9)	-146%	-107%	20	(22)	-146%	-107%	47
Minority interests in income	(23)	-38%	-50%	(17)	(58)	-29%	-36%	(45)
Other (losses) income, net	(2)	82%	84%	(8)	(49)	-266%	-257%	29

Total non-operating income, net	$24	-72%	-54%	$84	$114	-60%	-48%	$284

Fiscal Third Quarter 2009 Compared to Fiscal Third Quarter 2008:  Non-operating income, net decreased during the third quarter of fiscal 2009 as a result of a reduction in our interest income, primarily due to lower market rates that affected the yields earned on our investment portfolio and foreign currency transaction losses of $9 million in comparison to net foreign currency transaction gains of $20 million in the corresponding prior year period.

First Nine Months Fiscal 2009 Compared to First Nine Months Fiscal 2008:  Non-operating income, net decreased during the first nine months of fiscal 2009 due to similar reasons noted above and was also affected by changes in our investments that we classify as trading that support our deferred compensation plan obligations. The majority of these changes occurred in the second quarter of fiscal 2009 and these amounts are included in “Other income (losses), net” in the table above. We account for our deferred compensation plan assets and obligations pursuant to EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, which requires that the changes in obligations associated with our deferred compensation plan be recorded in our operating expenses while the corresponding change in the plan assets be recorded in non-operating income, net. The changes in obligations and asset values of the plan are equal and offsetting, such that there is no impact to our income before provision for income taxes during the first nine months of fiscal 2009 or any other periods presented.

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

	Three Months Ended				Nine Months Ended
	February 28,	Percent Change		February 29,	February 28,	Percent Change		February 29,
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008

Provision for income taxes	$481	-10%	3%	$537	$1,377	-2%	5%	$1,409

Effective tax rate	26.6%			28.6%	27.1%			28.8%

The provision for income taxes decreased during the fiscal 2009 periods presented above in comparison to the corresponding periods of fiscal 2008. The decreases were the result of a higher proportion of our worldwide taxable income being earned in lower tax rate jurisdictions, driven by transfer pricing adjustments. The decreases were also attributable to changes in tax laws. These decreases were offset, in part, by an increase in income taxes attributable to unfavorable changes in foreign currency exchange rates which disproportionately affected our profits in relatively low tax jurisdictions.

Liquidity and Capital Resources

	February 28,		May 31,
(Dollars in millions)	2009	Change	2008

Working capital	$7,639	-5%	$8,074
Cash, cash equivalents and marketable securities	$11,294	2%	$11,043

Working capital:  The decrease in working capital as of February 28, 2009 in comparison to May 31, 2008 was primarily due to an increase in our stock repurchases during the first nine months of fiscal 2009 in comparison to recent periods (we used $3.7 billion of cash for stock repurchases during the first nine months of fiscal 2009 in comparison to $1.5 billion used for stock repurchases during the first nine months of fiscal 2008), cash used for our acquisitions, and from the decline in value of our net current assets held by certain of our foreign subsidiaries as a result of the strengthening of the U.S. Dollar during the first nine months of fiscal 2009 (the offset to which is recorded to accumulated other comprehensive (loss) income on our consolidated balance sheet). Our working capital may be impacted by all three of the aforementioned factors in future periods, the amounts and timing of which are variable. These decreases were mostly offset by the favorable impact to our net current assets of our net income generated during the first nine months of fiscal 2009.

Cash, cash equivalents and marketable securities:  Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise obligations. Cash, cash equivalents and marketable securities include $10.1 billion held by our foreign subsidiaries as of February 28, 2009. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive (loss) income on our consolidated balance sheet). As the U.S. Dollar strengthened against most major international currencies during the first nine months of fiscal 2009, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries declined relative to what we would have reported using a constant currency rate as of May 31, 2008. The decrease in cash, cash equivalents and marketable securities at February 28, 2009 in comparison to May 31, 2008 was also due to cash used for our acquisitions and repurchases of our common stock (see discussion above), partially offset by an increase in our operating cash flows resulting primarily from the collection of our trade receivables generated from our higher sales volumes.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 49 days at February 28, 2009 compared with 63 days at May 31, 2008. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first nine months of fiscal 2009, of large license and support balances outstanding as of May 31, 2008.

	Nine Months Ended
	February 28,		February 29,
(Dollars in millions)	2009	Change	2008

Cash provided by operating activities	$6,247	22%	$5,107
Cash used for investing activities	$(2,165)	18%	$(1,839)
Cash used for financing activities	$(3,221)	118%	$(1,481)

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

Net cash provided by operating activities increased in the first nine months of fiscal 2009 primarily due to higher net income and the collection of fourth quarter fiscal 2008 and fiscal 2009 trade receivables associated with higher sales volumes.

Cash flows from investing activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first nine months of fiscal 2009 due to an increase in cash used for acquisitions, net of cash acquired, and higher capital expenditures primarily related to real estate assets purchased for operational use. These increases were partially offset by decreases in cash used to purchase marketable securities, net of proceeds received from sales and maturities.

Cash flows from financing activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt obligations as well as stock repurchases and proceeds from stock option exercise activity.

Net cash used for financing activities in the first nine months of fiscal 2009 increased compared to the first nine months of fiscal 2008 due to increased stock repurchases (see discussion in “Working Capital” above and in Note 8 of Notes to Condensed Consolidated Financial Statements for additional information). This increase was partially offset by a reduction in the amount of debt repayments made (the commercial paper issued to finance the fiscal 2007 acquisition of Hyperion was repaid in the first quarter of fiscal 2008) and a reduction in proceeds from the exercise of employee stock options during fiscal 2009.

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

	Trailing 4-Quarters Ended
	February 28,		February 29,
(Dollars in millions)	2009	Change	2008

Cash provided by operating activities	$8,542	17%	$7,322
Capital expenditures(1)	(539)	63%	(331)

Free cash flow	$8,003	14%	$6,991

Net income	$5,739		$5,088

Free cash flow as a percent of net income	139%		137%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing

We offer certain of our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first nine months of fiscal 2009 and 2008, $644 million and $468 million, respectively, or approximately 15% and 11%, respectively, of our new software license revenues were financed through our financing division.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of February 28, 2009:

		Year Ending May 31,
(Dollars in millions)	Total	2009	2010	2011	2012	2013	2014	Thereafter

Principal payments on borrowings(1)	$11,250	$1,000	$1,000	$2,250	$—	$1,250	$—	$5,750
Capital leases(2)	2	—	2	—	—	—	—	—
Interest payments on borrowings(1)	5,073	166	552	506	392	392	330	2,735
Operating leases(3)	1,303	109	348	268	192	127	73	186
Purchase obligations(4)	162	39	99	6	3	3	3	9
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$17,793	$1,317	$2,001	$3,030	$587	$1,772	$406	$8,680

(1)	Our borrowings (excluding capital leases) consist of the following as of February 28, 2009:

Principal Balance

Floating rate senior notes due May 2009	$1,000
Floating rate senior notes due May 2010	1,000
5.00% senior notes due January 2011, net of discount of $3	2,247
4.95% senior notes due April 2013	1,250
5.25% senior notes due January 2016, net of discount of $8	1,992
5.75% senior notes due April 2018, net of discount of $1	2,499
6.50% senior notes due April 2038, net of discount of $2	1,248

Total borrowings	$11,236

Our floating rate senior notes due May 2009 and May 2010 bore interest at a rate of 1.26% and 1.30%, respectively, as of February 28, 2009. In fiscal 2008, we entered into two interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2009 and May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.62% and 4.59%, respectively. Interest payments were calculated based on terms of the related agreements and include estimates based on the effective interest rates as of February 28, 2009 for variable rate borrowings after consideration of the aforementioned interest rate swap agreements.

(2)	Represents remaining payments under capital leases assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $241 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at February 28, 2009.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments, which are payable upon demand.

As of February 28, 2009, we have $1.8 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $77 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2009. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2009.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund any future acquisitions and dividend payments and repurchase common stock with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Financing Activities

Revolving Credit Agreements

2008 364-Day Revolving Credit Agreement

On March 17, 2009, our $2.0 billion 364-Day Revolving Credit Agreement dated March 18, 2008, among Oracle; Wachovia Bank, National Association (Wachovia), as administrative agent; and the other agents and lenders named therein (the 2008 Credit Agreement) terminated pursuant to its terms. No debt was outstanding pursuant to the 2008 Credit Agreement as of February 28, 2009, or as of its date of termination.

2009 364-Day Revolving Credit Agreement

On March 17, 2009, Oracle entered into a new $2.0 billion 364-Day Revolving Credit Agreement (the 2009 Credit Agreement) among Oracle; the lenders named therein; Wachovia, as administrative agent; BNP Paribas, as syndication agent; the documentation agents named therein; and Wachovia Capital Markets, LLC, and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners.

The 2009 Credit Agreement provides for an unsecured $2.0 billion 364-day revolving credit facility (the 2009 Facility) to Oracle in order to backstop any commercial paper that Oracle may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the 2009 Credit Agreement, Oracle may borrow, prepay and reborrow amounts under the 2009 Facility at any time during the term of the 2009 Credit Agreement. All amounts under the 2009 Credit Agreement are due on March 16, 2010, unless (i) the commitments are terminated earlier either at the request of Oracle or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events) or (ii) the 2009 Facility is extended as described below. Interest is based on, at Oracle’s election, either (x) the sum of (A) adjusted LIBOR plus (B) a margin equal to the published 30-day moving average credit default swap mid-rate spread for Oracle for a one-year period, subject to a maximum and minimum rate based on Oracle’s credit rating, or (y) a “base rate” calculated as the highest of (I) Wachovia’s prime rate, (II) the federal funds effective rate plus 0.50% and (III) adjusted LIBOR plus a margin determined in the manner described in clause (x)(B) above. Oracle may, upon the agreement of a combination of then existing lenders and additional banks not currently party to the 2009 Credit Agreement, extend the termination date of the 2009 Facility by an additional 364 days.

The 2009 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the total net debt to total capitalization ratio of Oracle not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2009 Credit Agreement may be declared immediately due and payable and the commitments may be terminated.

Oracle has not borrowed any funds under the 2009 Credit Agreement.

Dividends on Common Stock

In March 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on May 8, 2009, to stockholders of record as of the close of business on April 8, 2009. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of Oracle’s Board of Directors.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2005 has been a weighted average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new options granted and assumed, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which generally have 10 year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At February 28, 2009, 50% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay indebtedness or for other purposes. At February 28, 2009, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.9%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees. Stock option activity from June 1, 2005 through February 28, 2009 is summarized as follows (shares in millions):

Options outstanding at May 31, 2005	469
Options granted	258
Options assumed	144
Options exercised	(370)
Forfeitures and cancellations	(106)

Options outstanding at February 28, 2009	395

Average annualized options granted and assumed, net of forfeitures	75
Average annualized stock repurchases	170
Shares outstanding at February 28, 2009	4,983
Basic weighted average shares outstanding from June 1, 2005 through February 28, 2009	5,152
Options outstanding as a percent of shares outstanding at February 28, 2009	7.9%
In the money options outstanding (based on our February 28, 2009 stock price) as a percent of shares outstanding at February 28, 2009	4.0%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through February 28, 2009	1.5%
Weighted average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2005 through February 28, 2009	-1.8%

Our Compensation Committee approves the annual organization-wide option grants to certain key employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first nine months of fiscal 2009, we made our annual grant of stock options on July 3, 2008 and made or assumed other grants totaling 69 million shares, which were partially offset by forfeitures of 9 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2009, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008 for a more complete discussion of the market risks we encounter.

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

Inherent Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

In addition to the above and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended May 31, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans and to repurchase shares opportunistically. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of February 28, 2009, approximately $6.5 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	Per Share	Announced Program	Under the Program

December 1, 2008—December 31, 2008	34.4	$16.64	34.4	$7,139.6
January 1, 2009—January 31, 2009	25.1	$17.31	25.1	$6,705.5
February 1, 2009—February 28, 2009	11.9	$17.03	11.9	$6,501.8

Total	71.4	$16.94	71.4

Item 5.	Other Information

2009 364-Day Revolving Credit Agreement

On March 17, 2009, Oracle entered into a new $2.0 billion 364-Day Revolving Credit Agreement (the 2009 Credit Agreement) among Oracle; the lenders named therein; Wachovia, as administrative agent; BNP Paribas, as syndication agent; the documentation agents named therein; and Wachovia Capital Markets, LLC, and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners.

The 2009 Credit Agreement provides for an unsecured $2.0 billion 364-day revolving credit facility (the 2009 Facility) to Oracle in order to backstop any commercial paper that Oracle may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the 2009 Credit Agreement, Oracle may borrow, prepay and reborrow amounts under the 2009 Facility at any time during the term of the 2009 Credit Agreement. All amounts under the 2009 Credit Agreement are due on March 16, 2010, unless (i) the commitments are terminated earlier either at the request of Oracle or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events) or (ii) the 2009 Facility is extended as described below. Interest is based on, at Oracle’s election, either (x) the sum of (A) adjusted LIBOR plus (B) a margin equal to the published 30-day moving average credit default swap mid-rate spread for Oracle for a one-year period, subject to a maximum and minimum rate based on Oracle’s credit rating, or (y) a “base rate” calculated as the highest of (I) Wachovia’s prime rate, (II) the federal funds effective rate plus 0.50% and (III) adjusted LIBOR plus a margin determined in the manner described in clause (x)(B) above. Oracle may, upon the agreement of a combination of then existing lenders and additional banks not currently party to the 2009 Credit Agreement, extend the termination date of the 2009 Facility by an additional 364 days.

The 2009 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that the total net debt to total capitalization ratio of Oracle not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2009 Credit Agreement may be declared immediately due and payable and the commitments may be terminated.

Oracle has not borrowed any funds under the 2009 Credit Agreement.

The description above is a summary and is qualified in its entirety by the 2009 Credit Agreement, which is filed as Exhibit 10.26 to this report. Certain lenders under the 2009 Credit Agreement, or one or more of their affiliates or branches, have provided investment banking and trustee/paying agency services to Oracle, are lenders or agents under other credit facilities of Oracle or provide Oracle and its subsidiaries with cash management services, foreign exchange services, global custody agent services and fixed income brokerage services.

Item 6.	Exhibits

Exhibit
Number	Exhibit Title

10.01	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008
10.25	Employment Agreement of Loic Le Guisquet dated November 18, 1999
10.26	$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 17, 2009, among Oracle Corporation and the lenders and agents named therein
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 23, 2009	By:	/s/ Jeff Epstein
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: March 23, 2009	By:	/s/ William Corey West
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer