Form 10-K
period 2009-05-31
ORACLE CORP
filed 2009-06-29
CIK 1341439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $61,831,796,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2009, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on November 28, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 22, 2009: 5,007,230,000

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2009 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2009
FORM 10-K
ANNUAL REPORT

Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our 2010 fiscal year, which runs from June 1, 2009 to May 31, 2010.

PART I

Item 1.	Business

General

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations.

Our goal is to offer customers scalable, reliable, secure and integrated software solutions that improve transactional efficiencies, adapt to an organization’s unique needs and allow better ways to access and manage information and automate business processes at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

We believe our internal, or organic, growth and continued innovation with respect to our core database, middleware and applications technologies provide the foundation for our long-term strategic plan. In fiscal 2009, we invested $2.8 billion in research and development to enhance our existing portfolio of products and services and to develop new products, features and services.

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies.

On April 19, 2009, we entered into an Agreement and Plan of Merger with Sun Microsystems, Inc. (Sun), a provider of enterprise computing systems, software and services, under which we have agreed to acquire all outstanding shares of Sun for $9.50 per share in cash. The estimated total purchase price for Sun is approximately $7.4 billion. The transaction is subject to Sun stockholder approval, regulatory clearances and other customary closing conditions.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Software and Services

We are organized into two businesses, software and services, which are further divided into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education. Our software and services businesses represented 81% and 19% of our total revenues, respectively, in fiscal 2009, 80% and 20% of our total revenues, respectively, in fiscal 2008 and 79% and 21% of our total revenues, respectively, in fiscal 2007. See Note 15 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Software Business

New Software Licenses

The new software licenses operating segment of our software business includes the licensing of database and middleware software, which consists of Oracle Databases and Oracle Fusion Middleware, as well as applications software. Our technology and business solutions are based on an internet model comprised of interconnected databases, application servers, as well as mobile devices. This architecture enables users to access business data and applications through a web browser interface, and is designed to provide customers with the most efficient and cost effective method of managing business information and applications.

In an internet model, database servers manage and protect a customer’s underlying business information, while application servers run the business applications that automate a myriad of business functions. Our architecture provides high quality business information and can be adapted to the specific needs of any industry or application. Oracle technology operates on both single server and clustered server configurations, which we refer to as “grid” software, and supports a choice of operating systems including Linux, Windows and UNIX. Our applications software is designed to help customers reduce the cost and complexity of their IT infrastructures by delivering industry solutions via an open, integrated and standards-based architecture that supports customer choice and reduces customer risk by automating business functions.

New software license revenues include fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products provides for an initial fee to use the product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements restricted by the number of employees or the license term. New software license revenues represented 31%, 34% and 33% of total revenues in fiscal 2009, 2008 and 2007, respectively.

Database and Middleware Software

Our database and middleware software offerings provide a cost-effective, high-performance platform for running and managing business applications for mid-size businesses and large global enterprises. With an increasing focus by enterprises on reducing their total cost of IT infrastructure, our software is designed to accommodate demanding, non-stop business environments, using low cost server, storage and application grids that can incrementally scale as required. The ability to assign computing resources as required simplifies our customers’ IT capacity, planning and procurement to support all of their business applications. With an Oracle grid infrastructure, our customers can lower their investment in servers and storage, reduce their risk of data loss and IT infrastructure downtime and efficiently utilize available IT resources to meet business users’ quality of service expectations. New software license revenues from database and middleware products represented 72%, 68% and 71% of our new software license revenues in fiscal 2009, 2008 and 2007, respectively.

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

A number of optional offerings are available with Oracle Database Enterprise Edition to address specific customer requirements in the areas of performance and scalability, high availability, data security and compliance, data warehousing, information management and systems management. Examples of these options include:

•	Oracle Real Application Clusters, which enables any Oracle Database application to share more efficiently the processing power and memory capacity of a fault tolerant cluster of servers;

•	Oracle Advanced Compression, which enables customers to reduce the amount of disk space required to store all their business information and improve query performance;

•	Oracle Partitioning, which breaks down large database tables into smaller segments for faster query performance and easier management of data throughout its lifecycle; and

•	Oracle In-Memory Database Cache, which improves application performance by caching or storing critical parts of Oracle Database in the main memory of the application tier.

In addition to the four editions of Oracle Database, we also offer a selection of specialized databases:

•	Oracle TimesTen In-Memory Database, which is a memory-optimized relational database that delivers low latency and high throughput for applications requiring real-time performance in industries such as communications, financial services and defense;

•	Oracle Berkeley DB, which is a family of open source, embeddable, non-relational databases that allows developers to incorporate a fast, scalable and reliable database engine within their applications and devices; and

•	Oracle Database Lite, which is a comprehensive solution for developing, deploying and managing applications for mobile and embedded environments. It consists of a small footprint relational database that runs on many devices and platforms, a mobile server that synchronizes data between the mobile devices and Oracle Database, and mobile application development tools.

We also offer a selection of products that are complementary to our database offerings. These include Oracle Exadata, Oracle Enterprise Manager and Oracle Audit Vault.

Oracle Exadata

Oracle Exadata is a family of high performance storage software and hardware products that is designed to improve data warehouse query performance. Built using smart storage software from Oracle and industry-standard hardware from Hewlett-Packard Company (HP), it uses a parallel architecture to increase data bandwidth between database servers and storage. In addition, it enables query processing closer to the data, resulting in faster query processing and less data movement through high bandwidth connections. The Oracle Exadata Storage Server is based on HP servers with Oracle Exadata software pre-installed. It is designed to be an industry-standard storage server, which offers linear scalability and mission-critical reliability, in addition to fast query processing. Oracle Exadata Storage Servers are also the building block for the Oracle Database Machine that is designed for large, multi-terabyte data warehouses. The Oracle Database Machine packages together software, servers, and storage that can scale to support data warehouses and business intelligence applications.

Oracle Enterprise Manager

Oracle Enterprise Manager is designed to deliver top-down applications and software infrastructure management. Our customers use Oracle Enterprise Manager to monitor and manage their applications and underlying software infrastructure, including both Oracle and non-Oracle infrastructure products. Oracle Enterprise Manager can be used to manage packaged applications, such as our Siebel, PeopleSoft, Oracle E-Business Suite or custom applications including Service-Oriented Architecture applications. In addition to managing Oracle software infrastructure products including the Oracle Database, Oracle Fusion Middleware and Oracle WebLogic Server, Oracle Enterprise Manager also supports other third-party infrastructure products.

Oracle Enterprise Manager is designed to monitor service levels and performance, automate tasks, manage configuration information, and provide change management in a unified way across groups of computers or grids.

Oracle Enterprise Manager’s provisioning automates the discovery, tracking and scheduling of software patches and allows IT administrators to apply patches without taking their system down. Additionally, IT administrators can manage systems from anywhere through an HTML browser or through wireless mobile devices.

Oracle Audit Vault

Oracle Audit Vault is designed to reduce the cost and complexity of compliance reporting and detection of unauthorized activities by automating the collection and consolidation of enterprise audit data. Oracle Database provides one of the most advanced auditing capabilities of any database management system. With Oracle Audit Vault, security and database administrators can manage audit policies across their enterprise and automatically collect audit data from Oracle and non-Oracle databases into a centralized, tamper resistant repository. This secure repository is built on Oracle’s scalable architecture to allow retention and aggregation of terabytes of audit data for analysis and reporting. Audit Vault analyzes audit data in real-time based upon enterprise defined policies, issues alerts for unauthorized activities, and provides built-in reports for demonstrating the IT controls required to comply with internal control assessments, including provisions of the U.S. Sarbanes-Oxley Act and other data privacy and protection regulations.

Middleware

Oracle Fusion Middleware is a broad family of application infrastructure products that forms a reliable and scalable foundation on which customers can build, deploy, secure, access and integrate business applications and automate their business processes. Oracle Fusion Middleware suites and products can be used in conjunction with custom, packaged and composite applications. Oracle Fusion Middleware is available in various products and suites, including the below functional areas:

•	Application Server and Application Grid;

•	Business Intelligence;

•	Identity and Access Management;

•	Content Management;

•	Portal and User Interaction;

•	Service-Oriented Architecture and Business Process Management;

•	Data Integration; and

•	Development Tools

Oracle Fusion Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications products through its “hot-pluggable” architecture (which enables customers to easily install and use Oracle Fusion Middleware products within their existing IT environments) and adherence to industry standards such as Java EE (formerly J2EE) and Business Process Execution Language (BPEL), among others.

By using Oracle Fusion Middleware, our customers increase their capacity to adapt to business changes rapidly, reduce their risks related to security and compliance, increase user productivity and drive better business decisions. Specifically, Oracle Fusion Middleware enables customers to easily integrate heterogeneous business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence, while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware supports multiple development languages and tools, which allows developers to build and deploy web services, web sites, portals and web-based applications. Oracle’s Fusion Middleware is used to support Oracle applications, other enterprise applications, independent software vendors that build their own custom applications and business processes that span multiple application environments.

Application Server and Application Grid

The foundation of Oracle Fusion Middleware is Oracle WebLogic Server. Designed for grid computing, Oracle WebLogic Server incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. Our ongoing development of existing Oracle Fusion Middleware products, combined with our acquisition of BEA Systems, Inc. in fiscal 2008, enables us to provide our customers with additional application grid capabilities, including Oracle Coherence for rapid access to information, Oracle JRockit to create Java virtual machines and the scalable messaging and transaction processing platform products of Oracle Tuxedo.

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

Our BI foundation products include Oracle BI Suite Enterprise Edition Plus, Oracle BI Standard Edition One, Oracle Essbase and Oracle BI Publisher. Our BI foundation products deliver customers a comprehensive set of business intelligence tools, including interactive dashboards, ad hoc query and analysis, proactive detection and alerts, advanced reporting and publishing, real-time predictive intelligence, mobile analytics and desktop gadgets.

Our data integration and warehousing products enable the extraction, transformation and loading of quality data in order for that data to be accurately searched and analyzed.

Identity and Access Management

Oracle Identity and Access Management products and suites make it easier for our customers to manage multiple user identities, provision users in multiple enterprise applications and systems and manage access privileges for customers, employees and partners. Our customers use Oracle Identity and Access Management offerings to secure their information from potential threats and increase compliance levels, while lowering the total cost of their security and compliance initiatives.

Content Management

Unstructured information, which is data that is not easily readable or has not been stored so that it can be used efficiently, makes up a large portion of all the information residing in most businesses and public sector entities. Oracle Content Management solutions provide a comprehensive set of capabilities to create, capture, publish, share and collaborate on, archive, retain, manage business process flows and manage information access rights to documents and other unstructured content file types. Oracle Content Management solutions support an extensive set of document and image formats. Specific benefits include the ability to use external facing websites as strategic marketing assets and rapid communication channels, to automate paper-based processes and to enforce document retention and security policies.

Portal and User Interaction

Oracle WebCenter Suite enables personalized web portals and task-oriented web applications to be developed and deployed, all with single sign-on access and security. These features provide users with a single interface through which they can access information from any number of enterprise applications, systems, information sources and processes. Oracle WebCenter also includes integrated Enterprise 2.0 capabilities that enable customers to work together in teams via the internet and capitalize on “collective intelligence” within their enterprise and with their partners and customers. The addition of Oracle WebCenter Services in fiscal 2009 includes the ability to incorporate these Enterprise 2.0 capabilities into existing portal environments, including those built with Oracle Portal, Oracle WebLogic Portal and Oracle WebCenter Interaction (formerly AquaLogic User Interaction).

Service-Oriented Architecture Suite and Business Process Management

Service-Oriented Architecture (SOA) is an IT strategy that creates a modular, re-usable approach to applications development and reduces the need for costly custom development. Oracle SOA Suite is a complete set of service infrastructure components for creating, deploying, and managing SOAs, including Oracle JDeveloper, Oracle BPEL Process Manager, Oracle Web Services Manager, Oracle Business Rules, Oracle Business Activity Monitoring, and Oracle Service Bus. The combination of Oracle Business Process Management and Oracle SOA Suite enables business and IT professionals to collaborate, implement, automate and change business processes in a comprehensive fashion, which accelerates development and transition time and reduces costly quality assurance cycles. Oracle SOA Suite is “hot-pluggable”, enabling customers to easily extend and evolve their architectures instead of replacing existing investments. Oracle SOA Governance maintains the security and integrity of our customers’ SOA deployments.

Data Integration

Through Oracle Data Integration Suite, we offer best-of-breed and unified data integration technologies that enable customers to build, deploy and manage enterprise business data. Our Data Integration foundation allows enterprise data architects to unify, manage, replicate, migrate and distribute data into enterprise applications and orchestrated business processes. With our open and “hot-pluggable” data integration components, organizations can continue to use and evolve their IT infrastructure instead of replacing it. Oracle Data Integration Suite can extract data from one system and load it into another (such as a data warehouse) and then rapidly transform the data into a new format. It also includes technology to address data quality and data profiling.

Developer Tools

Oracle JDeveloper is an integrated software environment designed to facilitate rapid development of Java applications, portlets, web services, process models and Rich Internet Applications (RIA) such as Flash and AJAX, among others. Oracle JDeveloper provides a comprehensive Java development environment for modeling, building, debugging and testing enterprise-class Java EE applications and web services. It is also integrated with the Oracle Application Development Framework (ADF), which provides a framework for building applications, including a set of components that enable developers to build RIA based on Java user interface standards and deploy the applications to take advantage of modern RIA technologies.

Applications Software

Our applications software strategy is designed to help customers reduce the cost and complexity of their IT infrastructures, by delivering industry solutions that are complete, open, and integrated. Through a focused strategy of investments in organic research and development and strategic acquisitions, we provide industry-specific solutions for customers in over 20 industries, from retail and communications to financial services and the public sector. Our solutions are delivered on an open, standards-based architecture to support customer choice, reduce customer risk and enable customers to differentiate their businesses using our technologies. New software license revenues from applications software represented 28%, 32% and 29% of new software license revenues in fiscal 2009, 2008 and 2007, respectively.

Central to our applications strategy is our Applications Unlimited program, which is our commitment to offer customers that purchase software license updates and product support contracts a choice as to when they wish to upgrade to the next generation of the products they own. Until our customers reach a decision to upgrade to the next generation of the products they own, we protect their investments in their applications by offering them the ability to purchase software license updates and product support contracts for their existing products. Solutions such as Oracle Fusion Middleware, Oracle Business Intelligence Suite, Oracle WebCenter, and Oracle User Productivity Kit are designed to help customers extend the benefits of their IT investments in our applications, to reduce their investment risk, and to support their evolution to the next generation of enterprise software that best fits their needs.

We also protect our customers’ investments in Oracle applications by delivering new product releases that incorporate customer-specific and industry-specific innovations across product lines. Since announcing our Applications Unlimited program in fiscal 2005, we have delivered a number of new product releases and enhancements. In fiscal 2009, we continued our product investment with new versions of Oracle E-Business Suite, JD Edwards EnterpriseOne, JD Edwards World and Siebel Customer Relationship Management, including CRM On Demand.

Our applications software products combine business functionality with innovative technologies such as role-based analytics, secure search, identity management, self-service and workflow to deliver adaptive industry processes, business intelligence and insights, and optimal end-user productivity. Our applications software products enable efficient management of all core business functions, including:

•	Enterprise resource planning (ERP),

•	Customer relationship management (CRM),

•	Enterprise performance management (EPM),

•	Enterprise project portfolio management (EPPM),

•	Product lifecycle management (PLM), and

•	Industry-specific applications.

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

Enterprise Performance Management (EPM)

We offer a full spectrum of EPM applications that are open, industry-specific analytic applications with capabilities such as interactive dashboarding and embedded analytic functionality for delivering insight across the enterprise. Our business analytics solution is tailored to 20 industries, giving customers the ability to monitor, analyze and act upon business intelligence while providing end-to-end visibility into a customer’s operations and financial performance. Our performance management applications, combined with our BI analytics, BI foundation and data warehousing products, enable us to offer our customers an integrated, end-to-end EPM system that spans planning, consolidation, operational analytic applications, business intelligence tools, reporting and data integration, all on a unified business intelligence platform.

Enterprise Project Portfolio Management (EPPM)

With our acquisition of Primavera Software, Inc. in the second quarter of fiscal 2009, we added EPPM software solutions for project-intensive industries such as engineering and construction, aerospace and defense, utilities, oil and gas, manufacturing, and professional services. Our EPPM solutions help companies propose, prioritize and select project investments and plan, manage and control the most complex projects and project portfolios.

Industry Applications

Our applications can be tailored to offer customers a variety of industry-specific solutions. As a part of our strategy, we strive to ensure that our applications portfolio addresses the major industry-influenced technology challenges of customers in key industries. We continue to expand our offerings in a number of other key industries we view as strategic to our future growth, including retail, banking and financial services, communications, utilities, health sciences, insurance, manufacturing, education, professional services, and the public sector. In fiscal 2009, we added expertise in the social services industry through our acquisition of Haley Limited, a leading provider of policy modeling and automation software for legislative and regulated industries such as public sector, financial services, and insurance.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle technology and applications by offering proactive and personalized support services, including our Lifetime Support policy, product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through My Oracle Support. Software license updates and product support are generally priced as a percentage of the new software license fees. Substantially all of our customers purchase software license updates and product support when they acquire new software licenses. In addition, substantially all of our customers renew their software license updates and product support contracts annually. We also offer Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system and Oracle VM server virtualization software support.

Our software license updates and product support revenues represented 50% of total revenues in fiscal 2009, and 46% of total revenues in both fiscal 2008 and 2007.

Services Business

Consulting

Oracle Consulting assists our customers in successfully deploying our applications and technology products. Our consulting services include: business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades. These services help our customers achieve measurable business results, manage their total cost of ownership and reduce the risk associated with their product deployment.

Oracle Consulting employs consulting professionals globally to engage our customers directly, as well as to provide specialized expertise to our global systems integrator partners. Oracle Consulting utilizes a global blended delivery model to achieve economies of scale for our customers. This global delivery model consists of onsite consultants within the customer’s local geography as well as consultants in our global delivery and solution centers. Consulting revenues represented 14%, 15% and 16% of total revenues in fiscal 2009, 2008 and 2007, respectively.

On Demand

On Demand includes our Oracle On Demand and Advanced Customer Services offerings. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for customers that deploy over the internet our database, middleware and applications software delivered at our data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers, and remote and on-site expert services. On Demand revenues represented 3% of total revenues in fiscal 2009, 2008 and 2007.

Education

We provide training to customers, partners and employees as a part of our mission of accelerating the adoption of our technology around the world. We currently offer thousands of courses covering all of our product offerings. Our training is provided primarily through public and private instructor-led classroom events, but is also made available through a variety of online courses and self paced media training on CD-ROMs. Most recently, Oracle University launched live virtual class offerings that allow students anywhere in the world to connect to a live instructor-led class. In addition, we also offer a certification program certifying database administrators, developers and implementers. Oracle University also offers user adoption services designed to provide comprehensive training services to help customers get the most out of their investment in Oracle. Education revenues represented 2% of total revenues in fiscal 2009, 2008 and 2007.

Marketing and Sales

Sales Distribution Channels

We directly market and sell our products and services primarily through our subsidiary sales and service organizations. In the United States, our sales and service employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle PartnerNetwork. The Oracle PartnerNetwork is a global program that manages our business relationships with a large, broad-based network of companies, including independent software vendors, system integrators and resellers who deliver innovative solutions and services based upon our products. By offering our partners access to our premier products, educational information, technical services, marketing and sales support, the Oracle PartnerNetwork program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally.

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

Seasonality and Cyclicality

Our quarterly results reflect distinct seasonality in the sale of our products and services. Our revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. General economic conditions also have an impact on our business and financial results. The markets in which we sell our products and services have, at times, experienced weak economic conditions that have negatively affected our revenues. See “Selected Quarterly Financial Data” in Item 7 of this Annual Report for a more complete description of the seasonality and cyclicality of our revenues, expenses and margins.

Customers

Our customer base consists of a significant number of businesses of many sizes and industries, government agencies, educational institutions and resellers. No single customer accounted for 10% or more of our total revenues in fiscal 2009, 2008 or 2007.

Competition

The enterprise software industry is highly fragmented, intensely competitive and evolving rapidly. We compete in various segments of this industry including, but not limited to:

•	database software (including the sale of our Exadata database machine, which is hardware sold with preconfigured Oracle database software and is more fully described above);

•	middleware (including application server, business intelligence, data integration, portal server and identity management);

•	enterprise applications;

•	content management and collaboration;

•	development tools;

•	enterprise management software;

•	Software-as-a-Service;

•	hosted and On Demand solutions;

•	operating systems (by virtue of our distribution of Enterprise Linux);

•	virtualization software; and

•	consulting/systems integration.

Key competitive factors in each of the segments that we compete include: total cost of ownership, performance, scalability, functionality, ease of use, compliance with open standards, product reliability, Service-Oriented Architecture, security and quality of technical support. Our customers are also demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software, which has led increasingly to our product offerings (particularly our database, middleware and applications) being viewed as a “stack” of software designed to work together in a standards-compliant environment.

Our product sales (and the relative strength of our products versus our competitors’ products) are also directly and indirectly affected by the following, among other things:

•	the broader “platform” competition between industry standard Java EE (formerly, J2EE) programming platform by Sun Microsystems, Inc. (Sun) and the .NET programming environment of Microsoft Corporation (Microsoft);

•	operating system competition among, primarily, Microsoft’s Windows Server, Unix (including Sun’s Solaris, HP-UX from Hewlett Packard Company (HP) and AIX from International Business Machines Corporation (IBM)) and Linux;

•	open source alternatives to commercial software, which are typically offered free of charge, subject to certain restrictions, and are readily available over the internet. Open source vendors will typically charge fees for commercial versions or unrestricted licenses of these products and for technical support of these products; and

•	Software-as-a-Service (SaaS) offerings, which also continue to alter the competitive landscape.

The following lists of competitors are necessarily incomplete due to the nature of the enterprise software industry, where the competitive landscape is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change:

In the sale of database software, scalability, reliability, availability and security are key competitive differentiators for us. Our competitors include IBM, Microsoft, Sybase, Inc. (Sybase), NCR Corporation’s Teradata division, SAS Institute, Inc., Netezza Corporation, Progress Software Corporation (Progress Software) and open source databases such as Sun’s MySQL, Ingres and PostgreSQL, among others. Our ability to continually innovate and differentiate our database product offerings has enabled us to maintain our leading position in database software over our competitors.

In the sale of middleware products, our offerings include application server and application grid, business intelligence, identity and access management, portal and user interaction, Service-Oriented Architecture and business process management, and data integration. Our ability to offer a full range of rich functionality in a standards-based, open architecture has been a key competitive differentiator which has contributed to rapid growth of our middleware solutions in recent years relative to our competitors. Our middleware competitors include IBM, Microsoft, SAP AG, Sun, Progress Software, Fujitsu Software Corporation, Hitachi Software Engineering Co., Ltd., open source vendors such as Red Hat, Inc. (JBoss), Apache Geronimo, Liferay, Inc., SpringSource, Inc., MuleSource, Inc. and JasperSoft Corporation, as well as several other competitors in each element of our packaged functions such as TIBCO Software, Inc., Software AG, SOA Software, Inc., Savvion, Inc., MicroStrategy, Inc., CA, Inc. (CA), Siemens AG, Courion Corporation, EMC Corporation (RSA), Informatica Corporation, Novell, Inc. (Novell), Lombardi Software, Inc. and Pegasystems, Inc., among others.

Competition in the sale of applications software, in particular, is multifaceted and subject to rapid change. We currently offer several application product lines that are designed to address functions applicable to customers across many industries (e.g., enterprise resource planning (ERP) or customer relationship management (CRM)), as well as applications specific to operations in particular industry verticals, such as retail, financial services, communications, tax and utilities, health sciences, public sector and others. One of the main competitive differentiators in applications software is our ability to combine “best-of-breed” software, suite software and our application integration architecture, without adding complexity for the end user.

Our applications offerings (including our On Demand/Hosted and SaaS offerings) typically compete with commercial software vendors’ pre-packaged applications, applications offered as On Demand, SaaS, or hosted offerings, open source applications, applications developed in-house by customers, applications that were custom developed by other software vendors or systems integrators, applications consisting of a variety of discrete pieces of functionality from multiple providers that have been customized and implemented by systems integrators or consultants (such as IBM Global Services and Accenture Ltd.) and business process outsourcers (such as Automatic Data Processing, Inc. (ADP), Fidelity Investments, Ceridian Corporation, Hewitt Associates, Inc., Accero Software (formerly Cyborg Systems Limited) and others). The variety of competing offerings is even more pronounced in industry verticals where complete industry solutions either do not exist or are addressed by combining offerings of multiple software offerings. As a result, our applications compete against offerings from the vendors listed above as well as SAP AG, IBM (through Maximo, MRO Software, Ascential Software, Cognos), Microsoft (through Dynamics GP, Dynamics NAV, Dynamics AX, Dynamics CRM, Dynamics Snap, Dynamics SL), Lawson Software, Inc., Infor Global Solutions (with numerous independent product lines coming from acquisitions including Agilisys, Baan, infor GmbH, SSA Global Technologies, Extensity and Datastream), Ariba, Inc., IFS AB, JDA Software Group, Inc., I2 Technologies, Inc., Manhattan Associates, Inc. The Sage Group plc, salesforce.com, Inc., Taleo Corporation, SuccessFactors, Inc., as well as many other application providers and point solution providers.

In the sale of content management and collaboration products, we compete with Microsoft, IBM (through Domino/Notes/FileNet), EMC Corporation (Documentum), Open Text Corporation, Autonomy Corporation plc (Interwoven), HP (through Tower Software), SAP AG and Vignette Corporation, as well as open source vendors such as Alfresco Software, Inc., among others.

In the sale of development tools, ease of use, standards-compliance and the level of abstraction (automated code generation) are key competitive differentiators. In this area, we compete against IBM (through WebSphere Studio), Microsoft (through VisualStudio.NET), Sun (through Sun Studio), Sybase (through PowerBuilder) and others, including Eclipse Foundation, Inc. (Eclipse), an open source vendor. The success of our development tools is closely related to the relative popularity of our other offerings (database and middleware and applications) compared to our competitors as well as the larger platform competition between Sun’s Java and Microsoft’s .NET.

In the sale of enterprise management software, we compete with BMC Software, Inc., Quest Software, Inc., IBM Tivoli, HP, CA, Compuware Corporation, Embarcadero Technologies, Inc., and open source vendors such as Hyperic, Inc.

In the sale of operating systems, we introduced a support and service offering for Red Hat’s open source Linux operating system in fiscal 2007. This placed us in competition with others who offer support for the Linux operating system, including Red Hat, Novell, Inc. and Canonical Ltd. (through Ubuntu); as well as with the Unix operating systems of IBM, Sun, HP and others and the Windows Server operating systems of Microsoft.

In the sale of virtualization products, our offerings compete with those of VMware, Inc., IBM, Microsoft, Sun and Citrix Systems, Inc., among others, including other vendors of open source virtualization products.

In the sale of consulting and systems integration services, we both partner with and compete against Accenture Ltd., HP, IBM Global Services, Bearing Point, Inc., Capgemini Group, and many others (both large and small).

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

Research and development expenditures were $2.8 billion, $2.7 billion and $2.2 billion, in fiscal 2009, 2008 and 2007, respectively, or 12% of total revenues in each of the aforementioned fiscal years. As a percentage of new software license revenues, research and development expenditures were 39%, 36% and 37% in fiscal 2009, 2008 and 2007, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product offerings including our database, middleware and applications software products.

Employees

As of May 31, 2009, we employed approximately 86,000 full-time employees, including 20,000 in sales and marketing, 8,000 in software license updates and product support, 28,000 in services, 22,000 in research and development and 8,000 in general and administrative positions. Of these employees, approximately 28,000 were located in the United States and 58,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain international subsidiaries workers’ councils represent our employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations web site at www.oracle.com/investor as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)

Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors
Safra A. Catz	President and Director
Charles E. Phillips, Jr.	President and Director
Keith G. Block	Executive Vice President, North America Sales and Consulting
Jeff Epstein	Executive Vice President and Chief Financial Officer
Loic Le Guisquet	Executive Vice President, Europe, Middle East and Africa (EMEA) Sales and Consulting
Luiz Meisler	Executive Vice President, Latin America Sales and Consulting
Juergen Rottler	Executive Vice President, Oracle Customer Services
Charles A. Rozwat	Executive Vice President, Product Development
Derek H. Williams	Executive Vice President, Japan Sales and Consulting
Dorian E. Daley	Senior Vice President, General Counsel and Secretary
William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Ellison, 64, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 64, has served as the Chairman of the Board since January 2004 and as a Director since June 1995. He served as an Executive Vice President and Chief Financial Officer from March 1991 to July 2004. He also serves as a director of Callwave, Inc.

Ms. Catz, 47, has been a President since January 2004 and has served as a Director since October 2001. She was Chief Financial Officer from November 2005 until September 2008 and Interim Chief Financial Officer from April 2005 until July 2005. She served as an Executive Vice President from November 1999 to January 2004 and Senior Vice President from April 1999 to October 1999. She also serves as a director of HSBC Holdings plc.

Mr. Phillips, 50, has been a President and has served as a Director since January 2004. He served as Executive Vice President, Strategy, Partnerships, and Business Development, from May 2003 to January 2004. He also serves as a director of Morgan Stanley and Viacom, Inc.

Mr. Block, 48, has been Executive Vice President, North America Sales and Consulting since September 2002 and Executive Vice President, North America Consulting since February 2002. He served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He served as Senior Vice President of the Commercial Consulting Practice from April 1999 until May 1999. Mr. Block was Group Vice President, East Consulting from June 1997 until March 1999.

Mr. Epstein, 52, has been Executive Vice President and Chief Financial Officer since September 2008. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Oberon Media, Inc., a privately held internet game technology provider and publisher from April 2007 to June 2008. From June 2005 until its sale in March 2007, Mr. Epstein was Executive Vice President and Chief Financial Officer of ADVO, Inc., a direct mail media company. Mr. Epstein was a member of the Board of Directors of Revonet, Inc., a business-to-business marketing and database company, from January 2004 to December 2005, Chairman of the Board from December 2004 to December 2005 and the Acting President and Chief Executive Officer from June 2004 through December 2004. Mr. Epstein also serves as a director of priceline.com Incorporated.

Mr. Le Guisquet, 47, has been Executive Vice President, Europe, Middle East and Africa (EMEA) Sales and Consulting since December 2008. He served as Senior Vice President, Western Central Europe Applications from June 2006 until November 2008. He served as Senior Vice President, Oracle Customer Relationship Management EMEA from January 2006 until June 2006. He served as Senior Vice President, EMEA Consulting from August 2003 until January 2006. He also held various other EMEA regional executive positions with us since January 1990.

Mr. Meisler, 56, has been Executive Vice President, Latin America Sales and Consulting since July 2008. He served as Senior Vice President, Latin America Sales and Consulting from December 2001 to July 2008; as Vice President, Latin America Sales and Consulting from June 2001 to December 2001; and as Managing Director of Oracle Brazil from January 2000 to May 2001. He served as Vice President, Latin America Consulting from June 1999 to January 2000 and as Vice President, Oracle Brazil Consulting from March 1998 to May 1999.

Mr. Rottler, 42, has been Executive Vice President, Oracle Customer Services since September 2006. He was Executive Vice President, Oracle Support and Oracle On Demand, from January 2005 to September 2006 and was Executive Vice President, Oracle On Demand, from September 2004 to January 2005. Prior to joining us, he served as Senior Vice President, Public Sector, Customer Solutions Group at Hewlett-Packard Company (HP), from December 2003 to September 2004, where he was responsible for HP’s worldwide Public Sector, Health and Education business. He also held various other global and regional executive positions in HP’s Services and Software business units since 1997.

Mr. Rozwat, 61, has been Executive Vice President, Product Development, since October 2007. He served as Executive Vice President, Server Technologies from November 1999 to October 2007 and served as Senior Vice President, Database Server from December 1996 to October 1999. He served as Vice President of Development from December 1994 to November 1996.

Mr. Williams, 64, has been Executive Vice President, Japan Sales and Consulting since June 2008 and was Executive Vice President, Asia Pacific Sales and Consulting from October 2000 to May 2008. He served as Senior Vice President, Asia Pacific from July 1993 to October 2000 and as Vice President, Asia Pacific from April 1991 to July 1993. He joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Ms. Daley, 50, has been Senior Vice President, General Counsel and Secretary since October 2007. She served as Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004, and as Associate General Counsel from February 2001 to October 2001. She joined Oracle’s Legal Department in 1992.

Mr. West, 47, has been Senior Vice President, Corporate Controller and Chief Accounting Officer since February 2008 and was Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. Prior to joining us, he served as Intuit Inc.’s Director of Accounting from August 2005 to March 2007, as The Gap, Inc.’s Assistant Controller from April 2005 to August 2005, and as Vice President, Finance, at Cadence Design Systems, Inc.’s product business from June 2001 to April 2005. He also spent 14 years with Arthur Andersen LLP, most recently as a partner.

Item 1A.	Risk Factors

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), highlights some of these risks.

The effects of the current recession and the recent global economic crisis may impact our business, results of operations, financial condition or stock price.  The current recession and recent global economic crisis have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways which, in turn, could adversely affect our stock price.

For example, current or potential customers may reduce their IT spending or be unable to fund software or services purchases, which could cause them to delay, decrease or cancel purchases of our products and services or not to pay us or to delay paying us for previously purchased products and services.

In some financial markets, institutions may decrease or discontinue their purchase of the long-term customer financing contracts that we have traditionally sold on a non-recourse basis. As a result, we may hold more of these contracts ourselves or require more customers to purchase our products and services on a cash basis.

In addition, financial institution weakness or failures may cause us to incur increased expenses or make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities or financing activities (including the financing of any future acquisitions and the timing and amount of any future dividend declarations or repurchases of our common stock or our debt).

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.  Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	currency exchange rate fluctuations;

•	the overall demand for enterprise software and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

A general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases. In addition, terrorist attacks around the world, the wars in Afghanistan and Iraq and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses and related services and, to a lesser extent, also affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.  Our revenues, and particularly our new software license revenues, are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for one or two quarters following the acquisition, and their conversion rate post-acquisition may be quite different from their historical conversion rate.

A substantial portion of our new software license revenue contracts is completed in the latter part of a quarter and a significant percentage of these are large orders. Because our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software license transactions also increases the risk of fluctuation in our quarterly results because a delay in even a small number of these transactions could cause our quarterly new software license revenues to fall significantly short of our predictions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.  Rapid technological advances and evolving standards in computer hardware, software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software market in which we compete. If we are unable to develop new products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or purchase or renew software license updates and product support contracts. Renewals of these support contracts are an important factor in the growing software license update and product support segment of our business. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We are currently building Oracle Fusion Applications, which are being designed to unify best-of-business capabilities from all Oracle applications in a complete suite. We have also announced that we intend to extend the life of many of our acquired products and will continue to provide long-term support for many of our acquired products, both of which require us to dedicate resources. If we do not develop and release these new or enhanced products and services within the anticipated time frames, if there is a delay in market acceptance of a new, enhanced or acquired product line or service, if we do not timely optimize complementary product lines and services or if we fail to adequately integrate, support or enhance acquired product lines or services, our business may be adversely affected.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.  In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies. An active acquisition program is an important element of our overall corporate strategy, and we expect to continue to make similar acquisitions in the future, including our currently pending acquisition of Sun Microsystems, Inc. Risks we may face in connection with our acquisition program include:

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•	an acquisition may not further our business strategy as we expected, we may pay more than the acquired company or assets are ultimately worth or we may not integrate an acquired company or technology as successfully as we expected, which could adversely affect our business or operating results;

•	we may have difficulties (i) managing an acquired company’s technologies or lines of business or (ii) entering new markets, in each case where we have no or limited direct prior experience or where competitors may have stronger market positions;

•	our operating results or financial condition may be adversely impacted by liabilities that we assume from an acquired company or technology or by other circumstances related to an acquisition, including claims related to an acquired business or technology from government agencies, terminated employees, customers, former stockholders or other third parties; pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and intellectual property disputes;

•	we may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•	we may not realize the anticipated increase in our revenues from an acquisition if a larger than predicted number of customers decline to renew software license updates and product support contracts, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

•	we may be unable to obtain timely approvals from, or may otherwise have certain limitations, restrictions, penalties or other sanctions imposed on us by, worker councils or similar bodies under applicable employment laws as a result of an acquisition, which could adversely affect our integration plans in certain jurisdictions;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, architecture, controls, procedures and policies;

•	we may have multiple and overlapping product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•	we may have higher than anticipated costs in continuing support and development of acquired products;

•	we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if it all, which could, among other things, delay or prevent us from completing a transaction, otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or have other adverse effects on our current business and operations;

•	our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	we may significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition and we may have to delay or not proceed with a substantial acquisition if we cannot obtain the necessary funding to complete the acquisition in a timely manner or on favorable terms;

•	we may experience additional and/or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles (GAAP), including our adoption of FASB Statement No. 141 (revised 2007), Business Combinations, in fiscal 2010, which could materially affect our consolidated financial statements; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.  We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include software development, sales, customer support, consulting, On Demand and shared administrative service centers.

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, and export requirements. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We monitor our international operations and investigate allegations of improprieties relating to transactions and the way in which such transactions are recorded. Where circumstances warrant, we provide information and report our findings to government authorities, but no assurance can be given that action will not be taken by such authorities.

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates;

•	regulatory changes;

•	political unrest, terrorism and the potential for other hostilities;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from certain countries; and

•	reduced protection for intellectual property rights in some countries.

As the majority shareholder of Oracle Financial Services Software Limited (formerly i-flex solutions limited), a publicly traded Indian software company focused on the banking industry, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control or obtain financial and other information on a timely basis.

We may experience foreign currency gains and losses.  We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the U.S. Dollar can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Our revenues and operating results in fiscal 2009 have been unfavorably affected by the recent strengthening U.S. Dollar relative to other major foreign currencies.

Our foreign currency transaction gains and losses, primarily related to sublicense fees and other agreements among us and our subsidiaries and distributors, are charged against earnings in the period incurred. We enter into foreign exchange forward contracts to hedge certain transaction and translation exposures in major currencies, but we will continue to experience foreign currency gains and losses in certain instances where it is not possible or cost effective to hedge our foreign currency exposures.

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

Third parties have claimed and, in the future, may claim infringement or misuse of intellectual property rights and/or breach of license agreement provisions.  We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. We expect the number of such claims will increase as:

•	we continue to acquire companies;

•	the number of products and competitors in our industry segments grows;

•	the functionality of products overlap;

•	the use and support of third-party code (including open source code) becomes more prevalent in the software industry; and

•	the volume of issued software patents continues to increase.

Responding to any such claim, regardless of its validity, could:

•	be time consuming, costly and result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

Specific patent infringement cases are discussed under Note 17 of Notes to Consolidated Financial Statements.

We may lose key employees or may be unable to hire enough qualified employees.  We rely on the continued service of our senior management, including our Chief Executive Officer and founder, members of our executive team and other key employees and the hiring of new qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may also experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues, which may affect our employee retention efforts and/or increase our expenses in an effort to offer a competitive compensation program. Part of our total compensation program includes stock options which are an important tool in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. In addition, because we expense all stock-based compensation, we may in the future change our stock-based and other compensation practices. Some of the changes we consider from time to time include a reduction in the number of employees granted options, a reduction in the number of options granted per employee and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

We may need to change our pricing models to compete successfully.  The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our software license updates and product support fees are generally priced as a percentage of our net new software license fees. Our competitors may offer lower percentage pricing on product updates and support, which could put pressure on us to further discount our new license prices.

Any broad-based change to our prices and pricing policies could cause new software license and services revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our new software license revenues could decrease. Additionally, increased distribution of applications through application service providers, including software-as-a-service (SaaS) providers, may reduce the average price for our products or adversely affect other sales of our products, reducing new software license revenues unless we can offset price reductions with volume increases. The increase in open source software distribution may also cause us to change our pricing models.

We may be unable to compete effectively within the highly competitive software industry.  Many vendors develop and market databases, internet application server products, application development tools, business applications, collaboration products and business intelligence products that compete with our offerings. In addition, several companies offer business process outsourcing (BPO) and SaaS as competitive alternatives to buying software, and customer interest in BPO and SaaS solutions is increasing. Some of these competitors have greater financial or technical resources than we do. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. Vendors that offer BPO or SaaS solutions may persuade our customers not to purchase our products. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

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

Charges to earnings resulting from acquisitions may adversely affect our operating results.  In fiscal 2010, we will adopt FASB Statement No. 141 (revised 2007), Business Combinations and FASB Staff Position (FSP) FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combinations That Arise from Contingencies. Accounting for our acquisitions pursuant to Statement 141(R) is significantly different than how we have historically accounted for our acquisitions under existing accounting principles and these differences could materially impact our results of operations or financial position. The more significant differences include how we account for restructuring liabilities associated with an acquisition, costs incurred to effect the acquisition, changes in estimates of income tax valuation allowances and liabilities for uncertain tax positions associated with an acquisition, and how we reflect goodwill adjustments in comparative financial statements, among others. A more thorough discussion of our accounting for these and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

For any business combination that is consummated pursuant to Statement 141(R), we will recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•	identification of assumed contingent liabilities after the measurement period (generally up to one year from the acquisition date) has ended;

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results due to changes in deferred tax asset valuation allowances and liabilities related to uncertain tax positions after the measurement period has ended;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities.

Our periodic workforce restructurings can be disruptive.  We have in the past restructured or made other adjustments to our workforce, including our direct sales force on which we rely heavily, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, sales force and other restructurings have generally resulted in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and our revenues could be negatively affected.

We might experience significant errors or security flaws in our products and services.  Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. In addition, we run our own business operations, Oracle On Demand and other outsourcing services, support and consulting services, on our products and networks and any security flaws, if exploited, could affect our ability to conduct internal business operations. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.  Developing and localizing software is expensive and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in software research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

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

There are risks associated with our outstanding indebtedness.  As of May 31, 2009, we had an aggregate of $10.2 billion of outstanding indebtedness that will mature between 2010 and 2038, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Should we incur future increases in interest expense, our ability to utilize certain of our foreign tax credits to reduce our U.S. federal income tax could be limited, which could unfavorably affect our provision for income taxes and effective tax rate. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on outstanding or future debt. These risks could adversely affect our financial condition and results of operations.

Adverse litigation results could affect our business.  We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 17 in Notes to Consolidated Financial Statements.

We may have exposure to additional tax liabilities.  As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by President Obama’s Administration, if enacted, could have a significant adverse impact on our effective tax rate.

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a renewal for the years ending May 31, 2007 through May 31, 2011. There can be no guarantee that such negotiations will result in an agreement. During the fiscal year ended May 31, 2009, we concluded an additional bilateral agreement to cover the period from June 1, 2001 through January 25, 2008.

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

Oracle On Demand and CRM On Demand may not be successful.  We offer Oracle On Demand outsourcing services for our applications and database technology, delivered at our data center facilities, select partner data centers or customer facilities. We also offer CRM On Demand, which is a service offering that provides our customers with our CRM software functionality delivered via a hosted solution that we manage. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues, develop them into profitable businesses or maintain their profitability. We incur expenses associated with the infrastructures and marketing of our Oracle On Demand and CRM On Demand businesses in advance of our ability to recognize the revenues associated with these offerings. These businesses are subject to a variety of additional risks, including:

•	we manage critical customer applications, data and other confidential information through Oracle On Demand and CRM On Demand; accordingly, we face increased exposure to significant damage claims and risk to Oracle’s brand and future business prospects in the event of system failures, inadequate disaster recovery or loss or misappropriation of customer confidential information;

•	we may face regulatory exposure in certain areas such as data privacy, data security and export compliance;

•	the laws and regulations applicable to hosted service providers are unsettled, particularly in the areas of privacy and security and use of global resources; changes in these laws could affect our ability to provide services from or to some locations and could increase both the costs and risks associated with providing the services;

•	demand for these services may not meet our expectations and may be affected by customer and media concerns about security risks, international transfers of data, government or other third-party access to data, and/or use of outsourced services providers more generally; and

•	our offerings may require large fixed costs for data centers, computers, network infrastructure, security and otherwise, and we may not be able to generate sufficient revenues to offset these costs and generate acceptable operating margins from these offerings.

Our stock price could become more volatile and your investment could lose value.  All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Changes in the amounts and frequency of share repurchases or dividends could adversely affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 2.1 million square feet in Redwood City, California. We also own or lease office facilities for current use consisting of approximately 18.3 million square feet in various other locations in the United States and abroad. Approximately 4.0 million square feet or 20% of total owned and leased space is sublet or is being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

The material set forth in Note 17 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on NASDAQ since our initial public offering in 1986. According to the records of our transfer agent, we had 18,952 stockholders of record as of May 31, 2009. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2009		Fiscal 2008
	Low Sale	High Sale	Low Sale	High Sale
	Price	Price	Price	Price

Fourth Quarter	$13.85	$19.79	$18.44	$22.84
Third Quarter	$15.44	$18.41	$18.80	$23.11
Second Quarter	$15.40	$21.55	$19.36	$22.92
First Quarter	$20.25	$23.52	$18.73	$20.78

In the fourth quarter of fiscal 2009, we declared and paid our first quarterly cash dividend in our history of $0.05 per share of outstanding common stock. In June 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on August 13, 2009 to stockholders of record as of the close of business on July 15, 2009. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for Oracle to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of May 31, 2009, approximately $6.3 billion was available for share repurchases pursuant to our stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ending May 31, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
(in millions, except per share amounts)	Purchased	per Share	Announced Programs	Under the Programs

March 1, 2009—March 31, 2009	5.4	$16.08	5.4	$6,414.5
April 1, 2009—April 30, 2009	4.4	$19.11	4.4	$6,331.1
May 1, 2009—May 31, 2009	4.2	$18.80	4.2	$6,251.8

Total	14.0	$17.85	14.0

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index and the Dow Jones U.S. Software Index for each of the last five fiscal years ended May 31, 2009, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
AMONG ORACLE CORPORATION, THE S&P 500 INDEX
AND THE DOW JONES U.S. SOFTWARE INDEX

* $100 INVESTED ON MAY 31, 2004 IN STOCK OR
INDEX-INCLUDING REINVESTMENT OF DIVIDENDS.

	5/04	5/05	5/06	5/07	5/08	5/09

Oracle Corporation	100.00	112.28	124.74	170.00	200.35	172.29
S&P 500 Index	100.00	108.24	117.59	144.39	134.72	90.84
Dow Jones U.S. Software Index	100.00	109.39	104.04	138.31	137.29	105.59

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Form 10-K. Over the last five fiscal years, we have acquired a number of companies including PeopleSoft, Inc., BEA Systems, Inc., Siebel Systems, Inc. and Hyperion Solutions Corporation. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in revenues, income and earnings per share.

	As of and For The Year Ended May 31,
(in millions, except per share amounts)	2009	2008		2007		2006		2005

Consolidated Statements of Operations Data:
Total revenues	$23,252	$22,430		$17,996		$14,380		$11,799
Operating income	$8,321	$7,844		$5,974		$4,736		$4,022
Net income	$5,593	$5,521		$4,274		$3,381		$2,886
Earnings per share—basic	$1.10	$1.08		$0.83		$0.65		$0.56
Earnings per share—diluted	$1.09	$1.06		$0.81		$0.64		$0.55
Basic weighted average common shares outstanding	5,070	5,133		5,170		5,196		5,136
Diluted weighted average common shares outstanding	5,130	5,229		5,269		5,287		5,231
Cash dividends declared per share	$0.05	$—		$—		$—		$—
Consolidated Balance Sheets Data:
Working capital	$9,432	$8,074	(1)	$3,496		$5,044	(1)	$385	(2)
Total assets	$47,416	$47,268	(3)	$34,572	(3)	$29,029	(3)	$20,687
Notes payable, current and other current borrowings(4)	$1,001	$1,001		$1,358		$159		$2,693
Notes payable and other non-current borrowings(5)	$9,237	$10,235		$6,235		$5,735		$159
Stockholders’ equity	$25,090	$23,025		$16,919		$15,012		$10,837

(1)	Total working capital increased as of May 31, 2008 and 2006 primarily due to the issuance of $5.0 billion and $5.75 billion, respectively, in long-term senior notes and increased cash flows from operations.

(2)	Total working capital decreased as of May 31, 2005 primarily due to cash paid to acquire PeopleSoft.

(3)	Total assets increased as of May 31, 2008, 2007 and 2006 primarily due to goodwill and intangible assets arising from the acquisitions of BEA in fiscal 2008, Hyperion in fiscal 2007 and Siebel in fiscal 2006, as well as our profitability in all periods presented. See Note 2 of Notes to Consolidated Financial Statements for additional information on our acquisitions.

(4)	Notes payable, current and other current borrowings remained constant in fiscal 2009 due to repayment of $1.0 billion of senior notes that matured in May 2009 offset by the prospective maturity of $1.0 billion of senior notes due in fiscal 2010. Notes payable, current and other current borrowings decreased in fiscal 2008 due to repayments of amounts borrowed under our commercial paper program during fiscal 2007 partially offset by $1.0 billion of senior notes that matured in fiscal 2009. Notes payable, current and other current borrowings increased in fiscal 2005 due to amounts borrowed under our commercial paper program and amounts borrowed by Oracle Technology Company, a wholly-owned subsidiary, which were repaid in fiscal 2006.

(5)	Notes payable and other non-current borrowings increased between fiscal 2006 and fiscal 2008 due to the issuances of $5.0 billion of long-term senior notes in fiscal 2008, $2.0 billion of long-term senior notes in fiscal 2007 and $5.75 billion of long-term senior notes in fiscal 2006, partially offset by redemptions of $1.5 billion in fiscal 2007. In fiscal 2009 and 2008, $1.0 billion of these long-term senior notes were repaid at maturity. See Note 7 of Notes to Consolidated Financial Statements for additional information on our notes payable and other borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations. We believe our internal, or organic, growth and continued innovation with respect to our software products and services offerings provide the foundation for our long-term strategic plan. We invest billions of dollars in research and development each year to enhance our existing portfolio of products and services and to develop new products, features and services. Our internally developed offerings have been enhanced by our acquisitions.

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

Software Business

Our software business, which represented 81%, 80% and 79% of our total revenues in fiscal 2009, 2008 and 2007, respectively, is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. On a constant currency basis, we expect that our software business revenues generally will continue to increase due to continued demand for our products, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:  We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. Our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period (as provided in our quarterly reports on Form 10-Q) provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 31%, 34% and 33% of our total revenues in fiscal 2009, 2008 and 2007, respectively. Our new software license margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over those quarterly periods and because the majority of our costs are predominantly fixed in the short term. However, our new software license margins have been and will continue to be affected by the amortization of intangible assets associated with companies that we have acquired.

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

Software License Updates and Product Support:  Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. In addition, we offer Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offer support for our Oracle VM server virtualization software. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our support contract customer base that renews its support contracts, (2) the amount of new support contracts sold in connection with the sale of new software licenses, and (3) the amount of support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented 50%, 46% and 46% of our total revenues in fiscal 2009, 2008 and 2007, respectively, is our highest margin business unit. Support margins during fiscal 2009 were 84%, and accounted for 81% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•	substantially all of our customers purchase license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenue growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year periods assuming renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software license transactions add to our support contract base; and

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We record adjustments to reduce support obligations assumed in business acquisitions to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $243 million, $179 million and $212 million in fiscal 2009, 2008 and 2007, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 19%, 20% and 21% of our total revenues in fiscal 2009, 2008 and 2007, respectively, has significantly lower margins than our software business.

Consulting:  Our consulting line of business provides services to customers in business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades of our database, middleware and applications software. The amount of consulting revenues recognized tends to lag software revenue recognition by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Our consulting revenues are dependent upon general economic conditions and the level of new software license sales, particularly our application product sales. To the extent we are able to grow our new software license revenues, in particular our application product revenues, we would also generally expect to be able to grow our consulting revenues.

On Demand:  On Demand includes Oracle On Demand and our Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. Recently, we have grown the base of customers that have purchased our On Demand services and to the extent we are able to continue this trend, we would expect our On Demand revenues and margins to increase. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which historically has negatively impacted On Demand margins and may do so in the future.

Education:  The purpose of our education services is to further the adoption and usage of our software products by our customers and to create opportunities to grow our software revenues. Education revenues are impacted by general economic conditions, personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. We believe the recent global economic environment has unfavorably affected customer demand for our education services in comparison to prior years, which has negatively impacted our revenues and margins.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies.

On April 19, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Sun Microsystems, Inc. (Sun), a provider of enterprise computing systems, software and services. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into Sun and Sun will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of Sun common stock will be converted into the right to receive $9.50 in cash. In addition, options to acquire Sun common stock, Sun restricted stock unit awards and other equity-based awards denominated in shares of Sun common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Sun is approximately $7.4 billion. This transaction is subject to Sun stockholder approval, regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable merger control laws of the European Commission and other jurisdictions, and other customary closing conditions.

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

We believe we can fund our pending and future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt capacity, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed the below critical accounting policies and related disclosures with the Finance and Audit Committee of the Board of Directors.

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

On Demand is comprised of Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software delivered at our data center facilities, select partner data centers or customer facilities. Advanced Customer Services provide customers with solution lifecycle management services, database and application management services, industry-specific solution support centers and remote and on-site expert services. Revenues from On Demand services are recognized over the term of the service period, which is generally one year.

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

For software license arrangements that include hardware, software and services, and the software is more than incidental to the multiple element arrangement, but not essential to the functionality of the hardware, we apply the guidance of Emerging Issues Task Force (EITF) Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, which allows the non-software elements and related services to be accounted for pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition (Topic 13), and EITF 00-21, Revenue Arrangements with Multiple Deliverables, and the software license and related services to be accounted for pursuant to SOP 97-2.

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

Business Combinations

Fiscal 2009 and Prior Periods

In accordance with FASB Statement No. 141, Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

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

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

As a result, we did not recognize software license updates and product support revenues related to support contracts in the amounts of $243 million, $179 million and $212 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2009, 2008 and 2007, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when the contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of the support contracts over the support periods, the substantial majority of which are one year. Had we included costs for our estimated selling and research and development activities and the associated margin for unspecified product upgrades and enhancements to be provided under our assumed support arrangements, the fair values of the support obligations would have been significantly higher than what we had recorded and we would have recorded a higher amount of software license updates and product support revenues both historically and in future periods related to these assumed support arrangements.

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

For a given acquisition, we may identify certain pre-acquisition contingencies. If, during the purchase price allocation period, we are able to determine the fair value of a pre-acquisition contingency, we will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. Through fiscal 2009, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency, with the exception of unresolved income tax matters, were included in our operating results in the period in which the adjustment was determined.

Fiscal 2010

In fiscal 2010, we will adopt FASB Statement No. 141 (revised 2007), Business Combinations. For any business combination that is consummated pursuant to Statement 141(R), including our proposed acquisition of Sun described above, we will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree generally at their acquisition date fair values as defined by FASB Statement No. 157, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

The determination of fair value will require our management to make significant estimates and assumptions, with respect to intangible assets acquired, support obligations assumed, and pre-acquisition contingencies. The assumptions and estimates used in determining the fair values of these items will be substantially similar upon our adoption of Statement 141(R) as they were under Statement 141 (see above).

The below discussion lists those areas of Statement 141(R) that we believe, upon our adoption, require us to apply additional, significant estimates and assumptions.

Upon our adoption of Statement 141(R), any changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions will be recorded in current period income tax expense, unless any such changes are identified during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) and relate to new information obtained about facts and circumstances that existed as of the acquisition date. Our estimates for the ultimate outcome of income tax matters are based on the best information available to us as of the acquisition date and corresponding measurement period. Additional information may become available subsequent to the acquisition date and corresponding measurement period, which may require us to revise our estimates for these income tax matters. Such estimate revisions that do not qualify as measurement period adjustments will be recorded to our provision for income taxes in our consolidated statement of operations in the period the revision is made and could have a material impact on our results of operations and financial position.

Upon our adoption of Statement 141(R), we will account for one-time termination and exit costs associated with prospective acquisitions pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to Statement 146, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract are incurred when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility. Statement 146 requires the use of assumptions and estimates, including estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our estimated liabilities and may materially affect our results of operations and financial position in the period the revision is made. In addition, the recognition of liabilities pursuant to Statement 146 are subject to certain criteria being met, such as the communication of benefits to be paid to employees and the cessation of benefits received under existing contracts, amongst others. These criteria can cause variability in the timing of recognition of restructuring liabilities, which could cause us to incur expenses in periods we had not expected and could materially affect our results of operations and financial position.

If the initial accounting for a business combination that is accounted for pursuant to Statement 141(R) is incomplete by the end of the reporting period in which the business combination occurs, we will report the provisional amounts for such items in our consolidated financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and record those adjustments to our consolidated financial statements. Those measurement period adjustments that we determine to be significant will be applied retrospectively to comparative information in our consolidated financial statements, including adjustments to depreciation, amortization, or other income effects recognized in the initial accounting. Identifying changes to the initial accounting requires our management to apply judgment in determining whether the subsequent information received relates to facts and circumstances that existed for the provisional items as of the acquisition date, including information that affects the estimated amounts involved. To the extent significant measurement period adjustments are identified, the comparative financial information we present for a reporting period could be materially revised in comparison to that which we had previously presented in our earnings releases and related filings with the U.S. Securities and Exchange Commission (SEC).

Our adoption of Statement 141(R) in fiscal 2010 will also change how we account for certain other areas of business combinations in comparison to how these areas are currently accounted for pursuant to Statement 141 and related accounting guidance, including the expensing of direct transaction costs.

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 15 of Notes to Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2009, did not result in an impairment charge, nor did we record any goodwill impairment in fiscal 2008 or 2007.

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

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2009, 2008 or 2007.

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

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and provide U.S. federal taxes on these amounts. Material changes in our estimates or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the United States could impact our effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known, which can materially impact our effective tax rate.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We account for our uncertain tax issues pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

As a part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period that any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities.

As described in the “Business Combinations” section above, through fiscal 2009, income tax contingencies that exist as of the acquisition date for an acquired company are evaluated quarterly and any changes are recorded as adjustments to goodwill. For fiscal 2010, we will make our best estimate of income tax contingencies that we assumed from our legacy acquisitions, and that we will assume from any future acquisitions, as of the acquisition date and during the related measurement period and we will reassess our estimates quarterly. Subsequent to the measurement period, adjustments to these income tax contingencies will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Stock-Based Compensation

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. In addition, we have applied certain of the provisions of the SEC’s Staff Accounting Bulletin No. 107 (Topic 14), as amended, in our accounting for Statement 123(R).

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures upon historical experience, actual forfeitures in the future may differ. In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

As required by Statement 123(R), we recognize stock-based compensation expense for share-based payments issued or assumed after June 1, 2006 that are expected to vest. For all share-based payments granted or assumed beginning June 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 is recognized over the remaining service period using the accelerated expense attribution method, net of estimated forfeitures. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

We estimate the fair value of employee stock options using a Black-Scholes valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of our publicly traded, longest-term options in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee groups by seniority of job classification. Our expected dividend rate was zero prior to our first dividend declaration in the fourth quarter of fiscal 2009 as we did not historically pay cash dividends on our common stock and did not anticipate doing so for the foreseeable future for grants issued prior to this declaration date. For grants issued subsequent to this dividend declaration date, we used an annualized dividend yield based on the per share dividend declared by our Board of Directors. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair value of our stock awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method as prescribed under FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation of our publicly traded, longest-term options or refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, amongst other potential impacts, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2009 compared to fiscal 2008 is impacted by our acquisitions, primarily the acquisition of BEA Systems, Inc. in our fourth quarter of fiscal 2008.

The comparability of our operating results in fiscal 2008 compared to fiscal 2007 is primarily impacted by our acquisition of Hyperion Solutions Corporation in our fourth quarter of fiscal 2007 and our acquisition of BEA in our fourth quarter of fiscal 2008.

In our discussion of changes in our results of operations from fiscal 2009 compared to fiscal 2008, and fiscal 2008 compared to fiscal 2007, we quantify the contribution of our acquired products to the growth in new software license revenues and to the growth in software license updates and product support revenues for the one year period subsequent to the acquisition date. We also present supplemental disclosure related to certain charges and gains. Although certain revenue and expense contributions from our acquisitions are quantifiable, we are unable to identify the following:

•	the contribution of the significant majority of our services revenues from acquired companies in fiscal 2009, 2008 and 2007 as the significant majority of these services had been fully integrated into our existing operations; and

•	the contribution of the significant majority of the expenses associated with acquired products and services in fiscal 2009, 2008 and 2007 as the significant majority of these expenses had been fully integrated into our existing operations.

We caution readers that the contribution from BEA products, which already have been integrated with Oracle’s Fusion Middleware and are sold together, to our total database and middleware revenues during fiscal 2009 are based on our internal allocations that have been applied consistently.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2008, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2009 and May 31, 2008, our financial statements would reflect reported revenues of $1.39 million in fiscal 2009 (using 1.39 as the month-end average exchange rate for the period) and $1.57 million in fiscal 2008 (using 1.57 as the month-end average exchange rate for the period). The constant currency presentation would translate the fiscal 2009 results using the fiscal 2008 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Total Revenues by Geography:
Americas	$11,900	5%	8%	$11,330	20%	18%	$9,460
EMEA(1)	7,948	0%	11%	7,945	32%	20%	6,037
Asia Pacific(2)	3,404	8%	13%	3,155	26%	18%	2,499

Total revenues	23,252	4%	10%	22,430	25%	19%	17,996
Total Operating Expenses	14,931	2%	7%	14,586	21%	17%	12,022

Total Operating Margin	$8,321	6%	15%	$7,844	31%	22%	$5,974

Total Operating Margin %	36%			35%			33%
% Revenues by Geography:
Americas	51%			51%			53%
EMEA(1)	34%			35%			34%
Asia Pacific	15%			14%			13%
Total Revenues by Business:
Software	$18,877	6%	12%	$17,843	26%	19%	$14,211
Services	4,375	-5%	1%	4,587	21%	15%	3,785

Total revenues	$23,252	4%	10%	$22,430	25%	19%	$17,996

% Revenues by Business:
Software	81%			80%			79%
Services	19%			20%			21%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal 2009 Compared to Fiscal 2008:  Our operating results for fiscal 2009 were significantly impacted by the strengthening of the U.S. Dollar relative to other major international currencies. These currency variances resulted in a reduction to our total revenues growth of 6 percentage points during fiscal 2009. On a constant currency basis, total revenues increased in fiscal 2009 primarily due to higher software license update and product support revenues in all regions due to the high attachment rate of support contracts to our new software license sales and the renewal of substantially all of our eligible customer support contracts, incremental revenues from our recent acquisitions, primarily our acquisition of BEA in the fourth quarter of fiscal 2008, and increased demand for our On Demand service offerings. On a constant currency basis, new software license revenues contributed 5% to the growth in total revenues, software license updates and product support revenues contributed 92% and services revenues contributed 3%. Excluding the effect of currency rate fluctuations, the Americas contributed 39% to the increase in total revenues, EMEA contributed 42% and Asia Pacific contributed 19%.

Currency variances resulted in a reduction to our total operating expense growth of 5 percentage points during fiscal 2009. Excluding the effect of currency rate fluctuations, the increase in operating expenses in fiscal 2009 is primarily due to higher salary expenses associated with increased headcount levels from acquisitions (primarily BEA) and higher amortization of intangible assets resulting from our acquisitions (primarily BEA) that we completed since the beginning of fiscal 2008. In addition, acquisition related and other expenses increased during fiscal 2009 due to a $57 million gain on property sale recognized in fiscal 2008, which decreased operating expenses in that period. These increases were partially offset by constant currency decreases in our commissions and bonus expenses.

Currency variances resulted in a reduction of 9 percentage points to our total operating margin growth during fiscal 2009. On a constant and reported currency basis, total operating margin and total operating margin as a percentage of total revenues increased during fiscal 2009 as the growth rate of our total revenues exceeded the growth rate of our total operating expenses. The growth rate in our total operating expenses was significantly impacted by the growth rate in our intangible asset amortization, which was primarily due to intangible assets acquired as a part of the BEA transaction at the end of fiscal 2008, and to a lesser extent, our restructuring expenses growth.

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

Total operating expenses were adversely affected by foreign currency rate fluctuations of 4 percentage points. Excluding the effect of currency rate fluctuations, the increase in operating expenses was primarily due to higher salary and employee benefits associated with increased headcount levels (primarily resulting from our fiscal 2007 acquisitions, our acquisition of Agile Software Corporation in the first quarter of fiscal 2008 and, to a lesser extent, our acquisition of BEA in the fourth quarter of fiscal 2008), as well as higher commissions and bonuses associated with increased revenues, earnings and headcount levels. In addition, operating expenses also increased in fiscal 2008 due to higher amortization of intangible assets and additional stock-based compensation resulting from a higher fair value of grants (caused primarily by our higher stock price) issued in fiscal 2008 and the acceleration of vesting of certain acquired stock awards upon employee terminations pursuant to the original terms of those awards. Total operating expenses in fiscal 2007 were also reduced by a $52 million benefit as a result of a settlement of an acquired legal contingency from PeopleSoft for less than the amount accrued as of the end of the purchase price allocation period. The increases in operating expenses during fiscal 2008 were partially offset by a $57 million gain on property sale and a $127 million reduction of in-process research and development.

Total operating margin as a percentage of total revenues increased during fiscal 2008. The growth in our operating margin in fiscal 2008 was the result of our revenue growth, both organic and from acquisitions, which generally exceeded the growth rate of the majority of our expenses. In addition, our reported operating margin growth was favorably affected by foreign currency rate fluctuations of 9 percentage points.

Supplemental Disclosure Related to Certain Charges and Gains

To supplement our consolidated financial information we believe the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Impact of Acquisitions” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense and income items:

	Year Ended May 31,
(in millions)	2009	2008	2007

Support deferred revenues(1)	$243	$179	$212
Amortization of intangible assets(2)	1,713	1,212	878
Acquisition related and other(3)(5)	117	124	140
Restructuring(4)	117	41	19
Stock-based compensation(5)	340	257	198
Income tax effect(6)	(730)	(535)	(414)

	$1,800	$1,278	$1,033

(1)	In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $243 million, $179 million and $212 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Approximately $21 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized in fiscal 2010 that would otherwise be recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)	Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily BEA, Hyperion, Siebel and PeopleSoft. As of May 31, 2009, estimated future amortization expenses related to intangible assets, excluding the impact of additional intangible assets through any subsequent acquisitions, such as from our proposed acquisition of Sun, are as follows (in millions):

Fiscal 2010	$1,669
Fiscal 2011	1,364
Fiscal 2012	1,217
Fiscal 2013	1,084
Fiscal 2014	881
Thereafter	1,054

Total	$7,269

(3)	Acquisition related and other expenses primarily consist of in-process research and development expenses, stock-based compensation expenses, integration related professional services, personnel related costs for transitional and other employees, certain business combination adjustments after the purchase price allocation period has ended, and certain other operating expenses (income), net. For fiscal 2008, acquisition related and other expenses include a gain on property sale of $57 million and, for fiscal 2007, acquisition related and other expenses include a benefit of $52 million related to the settlement of a pre-acquisition lawsuit against PeopleSoft (see Note 1 of Notes to Consolidated Financial Statements for further information). In fiscal 2010, certain of the items that we record to acquisition related and other expenses will change as a result of our adoption of Statement 141(R), which could materially impact our consolidated financial statements (see further discussion in “Critical Accounting Policies and Estimates” above).

(4)	Restructuring expenses during fiscal 2009 and 2008 relate to Oracle employee severance in connection with our Fiscal 2009 Oracle Restructuring Plan that was initiated in the third quarter of fiscal 2009 and our Fiscal 2008 Oracle Restructuring Plan that was initiated in the second quarter, and amended in the fourth quarter of fiscal 2008. Restructuring costs during fiscal 2007 relate to an Oracle-based restructuring plan initiated in the third quarter of fiscal 2006 for which additional expenses were recorded during fiscal 2007. In connection with any acquisition that we close in fiscal 2010, we will record involuntary termination and other exit costs associated with the acquisition to restructuring expenses as a result of our adoption of Statement 141(R), which is a change from current practice pursuant to existing accounting standards and could materially impact our consolidated financial statements (see further discussion in “Critical Accounting Policies and Estimates” above).

(5)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations (in millions):

	2009	2008	2007

Sales and marketing	$67	$51	$38
Software license updates and product support	13	10	11
Cost of services	12	13	15
Research and development	155	114	85
General and administrative	93	69	49

Subtotal	340	257	198
Acquisition related and other	15	112	9

Total	$355	$369	$207

Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options.

(6)	The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated reflecting an effective tax rate of 28.7% for fiscal 2009 instead of 28.6%, which represented our effective tax rate as derived per our consolidated statement of operations, due to the exclusion of the effect of an adjustment to our non-current deferred tax liability associated with acquired intangible assets. The income tax effects presented for fiscal 2008 and 2007 were calculated based on our effective tax rates of 29.5% and 28.6%, respectively.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

New Software License Revenues:
Americas	$3,216	-7%	-4%	$3,467	26%	24%	$2,751
EMEA	2,589	-6%	6%	2,766	35%	24%	2,043
Asia Pacific	1,318	3%	7%	1,282	18%	11%	1,088

Total revenues	7,123	-5%	1%	7,515	28%	21%	5,882
Expenses:
Sales and marketing(1)	4,571	-1%	4%	4,628	20%	14%	3,869
Stock-based compensation	67	31%	31%	51	32%	32%	38
Amortization of intangible assets(2)	819	46%	46%	560	58%	58%	354

Total expenses	5,457	4%	9%	5,239	23%	18%	4,261

Total Margin	$1,666	-27%	-16%	$2,276	40%	31%	$1,621

Total Margin %	23%			30%			28%
% Revenues by Geography:
Americas	45%			46%			47%
EMEA	36%			37%			35%
Asia Pacific	19%			17%			18%
Revenues by Product:
Database and middleware	$5,066	0%	7%	$5,090	24%	17%	$4,119
Applications	2,000	-16%	-10%	2,369	38%	33%	1,716

Total revenues by product	7,066	-5%	1%	7,459	28%	21%	5,835
Other revenues	57	2%	5%	56	19%	15%	47

Total new software license revenues	$7,123	-5%	1%	$7,515	28%	21%	$5,882

% Revenues by Product:
Database and middleware	72%			68%			71%
Applications	28%			32%			29%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2009 Compared to Fiscal 2008:  New software license revenues growth was unfavorably affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2009. Excluding the effect of currency rate fluctuations, total new software license revenues increased slightly in fiscal 2009 as a result of a 7% increase in database and middleware revenues, partially offset by a 10% decrease in applications revenues. Excluding the effect of currency rate fluctuations, the EMEA and Asia Pacific regions increased new software license revenues by 6% and 7%, respectively, and were partially offset by a decrease of 4% in the Americas region.

Excluding the effect of currency rate fluctuations of 7 percentage points, database and middleware revenues grew 7% in fiscal 2009 due primarily to BEA products and, to a lesser extent, other recently acquired products. In reported currency, BEA products contributed $459 million, and other recently acquired products contributed $21 million to the total database and middleware revenues growth in fiscal 2009. The revenue contributions from BEA products, which already have been integrated with Oracle’s Fusion Middleware and are sold together, are based on our internal allocations consistent with previous periods.

Excluding the effect of currency rate fluctuations of 6 percentage points, application new software license revenues decreased in fiscal 2009 due to weaker global economic conditions and were partially offset by incremental revenues from our recent acquisitions. In reported currency, Primavera products contributed $33 million and our other recently acquired products contributed an incremental $27 million to our applications revenues in fiscal 2009.

In reported currency, new software license revenues earned from transactions over $0.5 million declined by 7% in fiscal 2009, primarily due to unfavorable currency variations, and decreased to 50% of new software license revenues in fiscal 2009 from 51% in fiscal 2008.

Total sales and marketing expenses were favorably impacted by 5 percentage points of currency variations during fiscal 2009. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in fiscal 2009 primarily due to higher salaries from increased headcount and higher amortization of intangible assets. These constant currency increases were partially offset by a reduction in our commissions and bonus expenses.

In both reported and constant currency, total new software license margin and margin as a percentage of revenues decreased as our total new software license expenses growth, in particular higher amortization of intangible assets, exceeded our revenues growth.

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

On a constant currency basis, applications revenues increased 33% in fiscal 2008. Hyperion products contributed $199 million, Agile products contributed $58 million, Metasolv products contributed $14 million, and other recently acquired products contributed $42 million to the total applications revenues growth in fiscal 2008.

In reported currency, new software license revenues earned from transactions over $0.5 million grew by 42% in fiscal 2008 and increased from 46% of new software license revenues in fiscal 2007 to 51% in fiscal 2008.

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

Total new software license margin and margin as a percentage of revenues increased due to our new software licenses revenues growth rate and a favorable foreign currency impact, partially offset by higher growth rates in our amortization of intangible assets and stock-based compensation expenses.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Software License Updates and Product Support Revenues:
Americas	$6,462	16%	18%	$5,587	19%	17%	$4,698
EMEA	3,850	10%	21%	3,503	32%	20%	2,653
Asia Pacific	1,442	17%	20%	1,238	27%	18%	978

Total revenues	11,754	14%	19%	10,328	24%	18%	8,329
Expenses:
Software license updates and product support(1)	1,075	9%	14%	987	19%	13%	831
Stock-based compensation	13	35%	35%	10	-6%	-6%	11
Amortization of intangible assets(2)	841	41%	41%	596	27%	27%	470

Total expenses	1,929	21%	24%	1,593	21%	18%	1,312

Total Margin	$9,825	12%	18%	$8,735	24%	18%	$7,017

Total Margin %	84%			85%			84%
% Revenues by Geography:
Americas	55%			54%			57%
EMEA	33%			34%			32%
Asia Pacific	12%			12%			11%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2009 Compared to Fiscal 2008:  The growth in our software license updates and product support revenues was unfavorably affected by foreign currency rate fluctuations of 5 percentage points in fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2009 as a result of new software licenses sold with substantially all customers electing to purchase support contracts during fiscal 2009, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from the expansion of our customer base from our acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 38% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in fiscal 2009 include incremental revenues of $540 million from BEA, $20 million from Primavera and $49 million from other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $243 million, $179 million and $212 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in fiscal 2009, 2008 and 2007, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year.

Total software license updates and product support expenses were favorably impacted by 3 percentage points of currency variations during fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary expenses associated with increased headcount to support the expansion of our customer base and higher amortization expenses resulting from additional intangible assets acquired since the beginning of fiscal 2008, both of which were primarily attributable to our acquisition of BEA in the fourth quarter of fiscal 2008.

Total software license updates and product support margin increased due to an increase in revenues, while margin as a percentage of revenues decreased slightly as the growth in our amortization of intangible assets exceeded our revenues growth.

Fiscal 2008 Compared to Fiscal 2007:  The growth in our software license updates and product support revenues was favorably affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2008 in comparison to fiscal 2007 for similar reasons as those noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 36% and Asia Pacific contributed 11% to the increase in software license updates and product support revenues. Software license updates and product support revenues in fiscal 2008 included incremental revenues of $303 million from Hyperion, $38 million from BEA, $38 million from Agile, $30 million from Stellent, $25 million from Metasolv, and $46 million from other recently acquired companies.

Software license updates and product support expenses were adversely impacted by 3 percentage points of unfavorable currency variations during fiscal 2008. Excluding the effect of currency rate fluctuations, software license updates and product support expenses increased due to higher salary and benefits associated with increased headcount to support the expansion of our customer base, higher bonuses and commissions, and higher amortization expenses resulting from additional intangible assets acquired since the beginning of fiscal 2007. Total software license updates and product support margin and margin as a percentage of revenues increased as our revenues grew faster than expenses, but was partially offset by a higher growth rate in our amortization of intangible assets.

Services

Services consist of consulting, On Demand and education.

Consulting:  Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Consulting Revenues:
Americas	$1,639	-5%	-2%	$1,720	12%	10%	$1,534
EMEA	1,152	-11%	-1%	1,291	25%	14%	1,033
Asia Pacific	456	-2%	5%	466	54%	42%	302

Total revenues	3,247	-7%	-1%	3,477	21%	15%	2,869
Expenses:
Cost of services(1)	2,781	-8%	-2%	3,014	22%	16%	2,477
Stock-based compensation	6	-12%	-12%	7	-18%	-18%	9
Amortization of intangible assets(2)	40	-4%	-3%	42	38%	38%	30

Total expenses	2,827	-8%	-2%	3,063	22%	16%	2,516

Total Margin	$420	1%	11%	$414	17%	10%	$353

Total Margin %	13%			12%			12%
% Revenues by Geography:
Americas	51%			50%			53%
EMEA	35%			37%			36%
Asia Pacific	14%			13%			11%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2009 Compared to Fiscal 2008:  Consulting revenues were unfavorably affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2009. Excluding the effect of currency rate fluctuations, we believe the decline in our consulting revenues was generally due to weaker demand resulting from a deterioration of global economic conditions in comparison to fiscal 2008. This decrease was partially offset by incremental contributions from our recent acquisitions.

In constant currency, consulting expenses decreased during fiscal 2009 as a result of lower salary expenses due to a decrease in headcount and lower commissions and bonus expenses. These decreases were partially offset by higher infrastructure and travel expenses (the majority of travel expenses are billable to customers).

Consulting margin and margin as a percentage of revenues increased in fiscal 2009 as our expenses declined at a greater rate than our revenues.

Fiscal 2008 Compared to Fiscal 2007:  Consulting revenues growth was positively affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, consulting revenues increased during fiscal 2008 primarily due to an increase in application product implementations associated with the sales of our application software products and incremental revenues from our recent acquisitions, primarily Hyperion and BEA. Excluding the effect of currency rate fluctuations, the Americas contributed 36%, EMEA contributed 35% and Asia Pacific contributed 29% to the increase in consulting revenues.

Consulting expenses were adversely impacted by 6 percentage points of unfavorable currency variations during fiscal 2008. Excluding the effect of currency rate fluctuations, consulting expenses increased during fiscal 2008 as a result of higher personnel related expenses attributable to higher headcount levels and third party contractor expenses that supported our increase in revenues.

Total consulting margin as a percentage of revenues remained constant during fiscal 2008 as margin improvements in the EMEA and Asia Pacific regions were offset by expense growth in the Americas region and for our Oracle Financial Software Services Limited subsidiary (formerly, i-flex solutions limited) and an increase in our amortization of intangible asset expenses.

On Demand:  On Demand includes our Oracle On Demand and Advanced Customer Services offerings. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for our database and middleware as well as our applications software delivered either at our data center facilities, at select partner data centers, or at customer facilities. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers and remote and on-site expert services. The cost of providing On Demand services consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

On Demand Revenues:
Americas	$432	15%	18%	$375	20%	18%	$313
EMEA	230	2%	13%	226	29%	18%	176
Asia Pacific	117	26%	33%	93	36%	28%	68

Total revenues	779	12%	18%	694	25%	19%	557
Expenses:
Cost of services(1)	621	-2%	4%	632	10%	6%	574
Stock-based compensation	4	-9%	-9%	5	16%	16%	4
Amortization of intangible assets(2)	13	-1%	-1%	14	0%	0%	14

Total expenses	638	-2%	3%	651	10%	6%	592

Total Margin	$141	228%	225%	$43	224%	213%	$(35)

Total Margin %	18%			6%			-6%
% Revenues by Geography:
Americas	55%			54%			56%
EMEA	30%			33%			32%
Asia Pacific	15%			13%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2009 Compared to Fiscal 2008:  On Demand revenue growth was unfavorably affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2009. On Demand revenues increased in fiscal 2009 due to an increase in each service category’s subscription base as a greater number of customers engaged us to provide IT services and outsourcing solutions. On a constant currency basis, Advanced Customer Services contributed the majority of our On Demand revenues growth. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 23% and Asia Pacific contributed 25% to the increase in On Demand revenues.

Excluding the effect of favorable currency rate fluctuations of 5 percentage points, On Demand expenses increased modestly in fiscal 2009 due to higher personnel related costs resulting from additional employees hired to support the increase in On Demand revenues. This expense increase was partially offset by a shift of certain U.S. based costs to global support centers in lower cost countries.

Total On Demand margin and margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a modest level of growth in comparison to fiscal 2008. Our Advanced Customer Services margin and margin percentages also improved in comparison to fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007:  On Demand revenue growth was positively affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, On Demand revenues increased in fiscal 2008 due to similar reasons as noted above. On a constant currency basis, Oracle On Demand and Advanced Customer Services contributed approximately equal amounts to the growth in On Demand revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 29% and Asia Pacific contributed 18% to the increase in On Demand revenues.

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

Total On Demand margin as a percentage of revenues improved primarily as a result of our Oracle On Demand business, which increased revenues while managing operating expenses to a level consistent with fiscal 2007. Our Advanced Customer Services margin and margin percentages also improved in comparison to fiscal 2007.

Education:  Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our database and middleware software products as well as applications software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Education Revenues:
Americas	$151	-17%	-15%	$181	10%	8%	$164
EMEA	127	-20%	-13%	159	20%	9%	132
Asia Pacific	71	-7%	-3%	76	22%	14%	63

Total revenues	349	-16%	-12%	416	16%	10%	359
Expenses:
Cost of services(1)	292	-10%	-5%	325	15%	8%	283
Stock-based compensation	2	19%	19%	1	-17%	-17%	2

Total expenses	294	-10%	-5%	326	15%	8%	285

Total Margin	$55	-39%	-38%	$90	21%	16%	$74

Total Margin %	16%			22%			21%
% Revenues by Geography:
Americas	43%			44%			46%
EMEA	37%			38%			37%
Asia Pacific	20%			18%			17%

(1)	Excluding stock-based compensation

Fiscal 2009 Compared to Fiscal 2008:  Excluding the effect of unfavorable currency rate fluctuations of 4 percentage points, education revenues decreased in fiscal 2009 as we experienced weaker demand for our educational services that we believe was the result of weaker global economic conditions.

Excluding the effect of favorable currency rate fluctuations of 5 percentage points, education expenses declined in comparison to fiscal 2008, due to headcount reductions associated with restructuring actions taken and a reduction in other variable costs associated with the decline in business activity.

Education margin and margin as a percentage of revenues decreased in fiscal 2009 due to a reduction in our revenues, which declined at a higher rate than our expense reductions.

Fiscal 2008 Compared to Fiscal 2007:  Education revenues growth was positively affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2008. Excluding the effect of currency rate fluctuations, education revenues increased in fiscal 2008 due primarily to an increase in customer training on the use of our applications products, including our acquired products. Excluding the effect of currency rate fluctuations, the Americas contributed 39%, EMEA contributed 36% and Asia Pacific contributed 25% to the increase in education revenues.

Excluding the effect of unfavorable currency rate fluctuations of 7 percentage points, education expenses increased due to higher personnel related expenses during the first half of fiscal 2008 and were partially offset by lower personnel related expenses in the second half of fiscal 2008 as a result of restructuring actions taken.

Education margin and margin as a percentage of revenues increased slightly in fiscal 2008 as revenue growth exceeded expense growth.

Research and Development Expenses:  Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Research and development(1)	$2,612	-1%	2%	$2,627	24%	22%	$2,110
Stock-based compensation	155	36%	36%	114	35%	35%	85

Total expenses	$2,767	1%	4%	$2,741	25%	22%	$2,195

% of Total Revenues	12%			12%			12%

(1)	Excluding stock-based compensation

Fiscal 2009 Compared to Fiscal 2008:  Total research and development expenses were favorably affected by 3 percentage points of currency variations during fiscal 2009. On a constant currency basis, total research and development expenses increased as salary expenses from higher headcount and increased stock-based compensation expenses were partially offset by a decrease in bonus expenses. The increase in our headcount was the combined result of our recent acquisitions, primarily BEA, and our hiring of additional personnel to develop new functionality for our existing products. Research and development headcount as of the end of fiscal 2009 increased by approximately 1,500 employees, or 7%, in comparison to the end of fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007:  Excluding the effect of currency rate fluctuations, research and development expenses increased in fiscal 2008 due to higher employee related expenses associated with higher headcount levels, including higher stock-based compensation expenses, and $46 million of expenses pertaining to certain legal-related matters. The increase in our headcount was the combined result of acquisitions, primarily BEA, and hiring of additional resources to develop new functionality for our existing products. Research and development headcount as of the end of fiscal 2008 increased by approximately 2,550 employees in comparison to the end of fiscal 2007.

General and Administrative Expenses:  General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

General and administrative(1)	$692	-6%	-2%	$739	15%	10%	$643
Stock-based compensation	93	35%	35%	69	40%	40%	49

Total expenses	$785	-3%	1%	$808	17%	12%	$692

% of Total Revenues	3%			4%			4%

(1)	Excluding stock-based compensation

Fiscal 2009 Compared to Fiscal 2008:  Total general and administrative expenses were affected by 4 percentage points of favorable currency variations during fiscal 2009. Excluding the effect of currency rate fluctuations, general and administrative expenses increased slightly during fiscal 2009 as a result of increased professional services fees and increased stock-based compensation expenses, which were almost entirely offset by decreases in bonuses expenses and certain of our benefits expenses, including a reduction in our deferred compensation expenses (see discussion under “Non-Operating Income, net” below).

Fiscal 2008 Compared to Fiscal 2007:  Excluding the effect of currency rate fluctuations, general and administrative expenses increased during fiscal 2008 as a result of higher personnel related costs associated with increased headcount to support our expanding operations and increased stock-based compensation expenses.

Amortization of Intangible Assets:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Software support agreements and related relationships	$549	37%	37%	$402	25%	25%	$321
Developed technology	722	40%	40%	515	45%	45%	355
Core technology	255	43%	44%	178	34%	34%	133
Customer relationships	150	77%	77%	85	93%	93%	44
Trademarks	37	16%	16%	32	28%	28%	25

Total amortization of intangible assets	$1,713	41%	42%	$1,212	38%	38%	$878

Fiscal 2009 Compared to Fiscal 2008:  Amortization of intangible assets increased in fiscal 2009 due to the amortization of acquired intangibles from BEA and other acquisitions that we consummated since the beginning of fiscal 2008. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Fiscal 2008 Compared to Fiscal 2007:  Amortization of intangible assets increased in fiscal 2008 due to the amortization of acquired intangibles from Hyperion, BEA and other acquisitions that we consummated since the beginning of fiscal 2007.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

In-process research and development	$10	-58%	-58%	$24	-84%	-84%	$151
Transitional and other employee related costs	45	41%	34%	32	34%	33%	24
Stock-based compensation	15	-87%	-87%	112	1,144%	1,144%	9
Professional fees and other, net	25	257%	257%	7	-13%	-13%	8
Business combination adjustments	22	267%	267%	6	111%	111%	(52)
Gain on sale of property	—	-100%	-100%	(57)	*	*	—

Total acquisition related and other expenses	$117	-6%	-4%	$124	-11%	-12%	$140

*	Not meaningful

Fiscal 2009 Compared to Fiscal 2008:  On a constant currency basis, acquisition related and other expenses decreased slightly due to lower stock-based compensation expenses in fiscal 2009 caused primarily by the timing of stock option accelerations for certain former Hyperion and BEA employees that were incurred in the first and fourth quarters of fiscal 2008 and lower in-process research and development expenses. These decreases were almost entirely offset by higher transitional and other employee related expenses resulting primarily from our acquisition of BEA, an increase in professional fees and an increase in certain acquisition related adjustments subsequent to the end of the purchase price allocation period. In addition, we also recognized a gain on property sale (described above) in fiscal 2008, which reduced expenses in that period.

In fiscal 2010, the items that we record to acquisition related and other expenses will change as a result of our adoption of Statement 141(R), which could materially impact our consolidated financial statements (see further discussion in “Critical Accounting Policies and Estimates” above and in Note 1 of Notes to Consolidated Financial Statements).

Fiscal 2008 Compared to Fiscal 2007:  Acquisition related and other expenses decreased during fiscal 2008 due to lower in-process research and development acquired as a part of our fiscal 2008 acquisitions in comparison to our fiscal 2007 acquisitions and a gain on a property sale. These decreases to acquisition related and other expenses were partially offset by higher transitional employee related expenses and increased stock-based compensation expenses due to the acceleration of certain acquired employee stock options, primarily Hyperion and BEA, pursuant to the terms of those options. Total operating expenses in fiscal 2007 were also reduced by a $52 million benefit as a result of a settlement of an acquired legal contingency from PeopleSoft for less than the amount accrued as of the end of the purchase price allocation period (see Note 1 of Notes to Consolidated Financial Statements for further discussion).

Restructuring expenses:  Restructuring expenses consist primarily of Oracle employee severance costs and may also include charges for duplicate facilities in order to improve our Oracle-based cost structure prospectively. For additional information regarding our Oracle-based restructuring plans, as well as restructuring activities of our acquired companies, please see Note 8 of Notes to Consolidated Financial Statements.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Restructuring expenses	$117	187%	212%	$41	113%	95%	$19

Fiscal 2009 Compared to Fiscal 2008:  During the third quarter of fiscal 2009, our management approved, committed to and initiated a plan to restructure and further improve efficiencies in our Oracle-based operations (2009 Plan). The total estimated restructuring costs associated with the 2009 Plan are $241 million and will be recorded to restructuring expenses in our consolidated statements of operations as they are recognized. In fiscal 2009, we recorded $85 million of restructuring expenses in connection with the 2009 Plan. We expect to incur the majority of the remaining $156 million during fiscal 2010. Our estimated costs are preliminary and may be subject to change in future periods.

During the second quarter of fiscal 2008, our management approved, committed to and initiated a plan to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions (the 2008 Plan). The 2008 Plan was amended in the fourth quarter of fiscal 2008 to include the Oracle-based effects resulting from our acquisition of BEA. The total costs associated with the 2008 Plan were approximately $80 million, of which expenses of $39 million and $41 million were incurred during fiscal 2009 and 2008, respectively.

In connection with any acquisition that we close in fiscal 2010 and prospective periods, we will record involuntary termination and other exit costs associated with such acquisition to restructuring expenses in our consolidated statement of operations as a result of our adoption of Statement 141(R), which is a change from current practice pursuant to existing accounting standards and could materially impact our consolidated financial statements (see further discussion in “Critical Accounting Policies and Estimates” above).

Fiscal 2008 Compared to Fiscal 2007:  We incurred restructuring expenses of $41 million in fiscal 2008 pursuant to the 2008 Plan as described above. Restructuring expenses in fiscal 2007 relate to Oracle employee severance and facility closures that were recorded in those periods and were a part of a restructuring plan initiated in the third quarter of fiscal 2006.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Interest expense	$630	60%	60%	$394	15%	15%	$343

Fiscal 2009 Compared to Fiscal 2008:  Interest expense increased in fiscal 2009 due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in April 2008.

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

Non-Operating Income, net:  Non-operating income, net consists primarily of interest income, net foreign currency exchange gains and losses, the minority owners’ share in the net profits of our majority-owned Oracle Financial Services Software Limited (formerly i-flex solutions limited) and Oracle Japan subsidiaries, and other income, net, including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Interest income	$279	-17%	-11%	$337	14%	9%	$295
Foreign currency (losses) gains, net	(55)	-236%	-203%	40	-10%	3%	45
Minority interests in income	(84)	-41%	-48%	(60)	-15%	-18%	(71)
Other income, net	3	-95%	-96%	67	-22%	-26%	86

Total non-operating income, net	$143	-63%	-54%	$384	8%	5%	$355

Fiscal 2009 Compared to Fiscal 2008:  Non-operating income, net decreased during fiscal 2009 as a result of a reduction in our interest income, primarily due to lower market rates that affected the yields earned on our investment portfolio and net foreign currency transaction losses of $55 million in comparison to net foreign currency transaction gains of $40 million in the corresponding prior year. Non-operating income, net was also affected by changes in our investments that we classify as trading that support our deferred compensation plan obligations. The majority of these changes decreased “Other income, net” in the table above during the second quarter of fiscal 2009. We account for our deferred compensation plan assets and obligations pursuant to EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, which requires that the changes in obligations associated with our deferred compensation plan be recorded in our operating expenses while the corresponding change in the plan assets be recorded in non-operating income, net. The changes in obligations and asset values of the plan are equal and offsetting, such that there is no impact to our income before provision for income taxes during fiscal 2009 or any other periods presented.

Fiscal 2008 Compared to Fiscal 2007:  Non-operating income, net increased in fiscal 2008 primarily due to an increase in interest income from higher weighted average cash and marketable securities balances during fiscal 2008.

Provision for Income Taxes:  The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	Actual	Constant	2007

Provision for income taxes	$2,241	-3%	6%	$2,313	35%	32%	$1,712
Effective tax rate	28.6%			29.5%			28.6%

Fiscal 2009 Compared to Fiscal 2008:  Provision for income taxes decreased during fiscal 2009 in comparison to fiscal 2008 due to a lower effective tax rate, which was primarily the result of a higher proportion of our worldwide taxable income being earned in lower tax rate jurisdictions.

In fiscal 2010, we will adopt Statement 141(R), which amends FASB Statement No. 109, Accounting for Income Taxes and FIN 48. For fiscal 2009 and prior periods, we generally accounted for post-acquisition adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions as an increase or decrease to goodwill, regardless of the time that had elapsed since the acquisition date. Statement 141(R) will no longer permit this accounting and generally will require any such changes to be recorded in current period income tax expense, unless any such change is identified during the measurement period and it relates to new information obtained about facts and circumstances that existed as of the acquisition date. Such estimate revisions that do not qualify as measurement period adjustments will be recorded to our provision for income taxes in our consolidated statement of operations in the period the revision is made and could have a material impact on our consolidated financial statements.

Fiscal 2008 Compared to Fiscal 2007:  Provision for income taxes increased in fiscal 2008 and fiscal 2007 due primarily to higher earnings before taxes.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2009	Change	2008	Change	2007

Working capital	$9,432	17%	$8,074	131%	$3,496
Cash, cash equivalents and marketable securities	$12,624	14%	$11,043	57%	$7,020

Working Capital:  The increase in working capital as of May 31, 2009 in comparison to May 31, 2008 was due to the favorable impact to our net current assets, primarily our cash, cash equivalents and marketable securities balances, resulting from our net income generated during fiscal 2009. This increase in working capital was partially offset by an increase in our stock repurchases during fiscal 2009 in comparison to the prior year (we used $4.0 billion of cash for stock repurchases during fiscal 2009 in comparison to $2.0 billion used for stock repurchases during fiscal 2008), cash used for our acquisitions, cash used to repay $1.0 billion of our Senior Notes that matured in May 2009 and the reclassification of $1.0 billion of our Senior Notes due May 2010 as a current liability, cash used to pay dividends to our stockholders for the first time in our history, and the decline in value of our net current assets held by certain of our foreign subsidiaries as a result of the strengthening of the U.S. Dollar during fiscal 2009 (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). Our working capital may be impacted by all of the aforementioned factors in future periods, certain amounts and timing of which are variable.

The increase in working capital as of May 31, 2008 in comparison to May 31, 2007 was primarily due to an increase in our cash, cash equivalents and marketable securities balances resulting from the issuance of $5.0 billion of long-term senior notes in April 2008, additional cash and trade receivables generated from our operations and our adoption of FIN 48, which resulted in $1.3 billion of uncertain tax positions being prospectively reclassified from current income taxes payable to non-current taxes payable. These increases in working capital were partially offset by cash used in fiscal 2008 to pay for our acquisitions (primarily BEA) and to repurchase our common stock.

Cash, Cash Equivalents and Marketable Securities:  Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise obligations. The increase in cash, cash equivalents and marketable securities at May 31, 2009 in comparison to May 31, 2008 was due to an increase in cash generated from our operating activities. Cash, cash equivalents and marketable securities include $11.3 billion held by our foreign subsidiaries as of May 31, 2009. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). As the U.S. Dollar strengthened against most major international currencies during fiscal 2009, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries declined relative to what we would have reported using a constant currency rate as of May 31, 2008. Our cash, cash equivalents and marketable securities balances were also partially offset by cash used for our acquisitions, the repayment of $1.0 billion of senior notes in May 2009, the repurchases of our common stock (see discussion above), and the payment of cash dividends to our stockholders.

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

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 58 days at May 31, 2009 compared with 63 days at May 31, 2008. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations to fair value. Our decline in days sales outstanding is primarily due to the improved timeliness of our collections efforts and the mix of our total revenues during the fourth quarter of fiscal 2009, which weighted more heavily toward our license updates and product support revenues (such revenues generally have a lower DSO than our revenues from our other operating segments).

	Year Ended May 31,
(Dollars in millions)	2009	Change	2008	Change	2007

Cash provided by operating activities	$8,255	12%	$7,402	34%	$5,520
Cash used for investing activities	$(2,599)	-71%	$(9,076)	83%	$(4,971)
Cash (used for) provided by financing activities	$(4,422)	235%	$3,281	-388%	$(1,139)

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

Fiscal 2009 Compared to Fiscal 2008:  Net cash provided by operating activities increased in fiscal 2009 primarily due to higher net income adjusting for amortization of intangible assets, stock-based compensation and other net cash favorable balance sheet movements.

Fiscal 2008 Compared to Fiscal 2007:  Net cash provided by operating activities increased in fiscal 2008 primarily due to higher net income, partially offset by increased accounts receivable primarily due to fourth quarter fiscal 2008 revenues growth (in particular, our new software license revenues growth).

Cash Flows from Investing Activities:  The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Fiscal 2009 Compared to Fiscal 2008:  Net cash used for investing activities decreased in fiscal 2009 due to a decrease in cash used for acquisitions, net of cash acquired, and a decrease in cash used to purchase marketable securities, net of proceeds received from sales and maturities.

Fiscal 2008 Compared to Fiscal 2007:  Net cash used for investing activities increased in fiscal 2008 due to an increase in cash used for acquisitions (primarily BEA), net of cash acquired, and an increase in cash used to purchase marketable securities, net of proceeds received from sales and maturities.

Cash Flows from Financing Activities:  The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercise activity.

Fiscal 2009 Compared to Fiscal 2008:  Net cash used for financing activities in fiscal 2009 increased in comparison to cash provided by financing activities in fiscal 2008 due to increased stock repurchases and dividend payments (see discussion in “Working Capital” above and in Note 12 of Notes to Consolidated Financial Statements for additional information) and decreased proceeds from the exercise of employee stock options during fiscal 2009. In addition, financing activities provided cash in fiscal 2008 as a result of our issuance of $5.0 billion of long-term senior notes in April 2008 and certain commercial paper issuances, net of commercial paper repayments.

Fiscal 2008 Compared to Fiscal 2007:  Net cash provided by financing activities in fiscal 2008 increased in comparison to cash used for financing activities in fiscal 2007 due to the issuance of $5.0 billion of long-term senior notes, additional proceeds from the exercise of employee stock options and decreased spending on stock repurchases, and were partially offset by $1.4 billion of net repayments of short-term commercial paper notes.

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

	Year Ended May 31,
(Dollars in millions)	2009	Change	2008	Change	2007

Cash provided by operating activities	$8,255	12%	$7,402	34%	$5,520
Capital expenditures(1)	(529)	118%	(243)	-24%	(319)

Free cash flow	$7,726	8%	$7,159	38%	$5,201

Net income	$5,593	1%	$5,521	29%	$4,274

Free cash flow as a percent of net income	138%		130%		122%

(1)	Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:  We offer certain of our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In fiscal 2009, 2008 and 2007, $1.4 billion, $1.1 billion and $891 million or approximately 19%, 15% and 15%, respectively, of our new software license revenues were financed through our financing division.

Recent Financing Activities:  In recent years, we have issued long-term senior notes to fund our acquisitions and for general corporate purposes. During fiscal 2009, we repaid $1.0 billion of senior notes that matured in May 2009. As of May 31, 2009, we have $10.2 billion of senior notes outstanding, including $1.0 billion that matures in May 2010. We have also, on occasion, issued short-term commercial paper notes in recent years pursuant to our commercial paper program to assist with the short-term financing for certain of our acquisitions and for other general corporate purposes. Typically, we have repaid these liabilities within 12 months or less from their issuance date. We also have entered into certain revolving credit agreements to back-stop any commercial paper notes we may issue and for other general corporate purposes. As of May 31, 2009, we have no commercial paper notes or amounts under our credit agreements outstanding. If we issue commercial paper notes in the future, we would most likely use our revolving credit agreements as a back-stop to these notes and we therefore consider that we have a total of $4.9 billion of capacity available to us pursuant to our credit agreements and commercial paper program as of May 31, 2009. Additional details of our various debt facilities and obligations are included in the “Contractual Obligations” section below and in Note 7 of Notes to Consolidated Financial Statements and risks associated with our debt obligations and any future debt issuances are included in Risk Factors (Item 1A).

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, our Board of Directors expanded our repurchase program by $8.0 billion and as of May 31, 2009, $6.3 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 225.6 million shares for $4.0 billion, 97.3 million shares for $2.0 billion, and 233.5 million shares for $4.0 billion in fiscal 2009, 2008 and 2007, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations (as described below), our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

In the fourth quarter of fiscal 2009, we declared and paid our first quarterly cash dividend in our history of $0.05 per share of outstanding common stock. In June 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on August 13, 2009 to stockholders of record as of the close of business on July 15, 2009. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Contractual Obligations:  The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of May 31, 2009:

	Year Ending May 31,
(Dollars in millions)	Total	2010	2011	2012	2013	2014	Thereafter

Principal payments on borrowings(1)	$10,250	$1,000	$2,250	$—	$1,250	$—	$5,750
Capital leases(2)	1	1	—	—	—	—	—
Interest payments on borrowings(1)	4,909	554	506	392	392	330	2,735
Operating leases(3)	1,334	388	287	206	137	116	200
Purchase obligations(4)	165	88	21	11	3	3	39
Funding commitments(5)	3	3	—	—	—	—	—

Total contractual obligations	$16,662	$2,034	$3,064	$609	$1,782	$449	$8,724

(1)	Our borrowings (excluding capital leases) consist of the following as of May 31, 2009:

Principal Balance

Floating rate senior notes due May 2010	$1,000
5.00% senior notes due January 2011, net of discount of $3	2,247
4.95% senior notes due April 2013	1,250
5.25% senior notes due January 2016, net of discount of $7	1,993
5.75% senior notes due April 2018, net of discount of $1	2,499
6.50% senior notes due April 2038, net of discount of $2	1,248

Total borrowings	$10,237

Our floating rate senior notes due May 2010 bore interest at a rate of 0.97% as of May 31, 2009. We have entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.59%. Interest payments were calculated based on terms of the related agreement and include estimates based on the effective interest rates as of May 31, 2009 for variable rate borrowings after consideration of the aforementioned interest rate swap agreement.

(2)	Represents remaining payments under capital leases assumed from acquisitions.

(3)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $259 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2009.

(4)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. Amounts in this row do not include purchase orders for raw materials and other goods entered into in the ordinary course of business as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments, which are payable upon demand.

On April 19, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Sun Microsystems, Inc., a provider of enterprise computing systems, software and services. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into Sun and Sun will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of Sun common stock will be converted into the right to receive $9.50 in cash. In addition, options to acquire Sun common stock, Sun restricted stock unit awards and other equity-

based awards denominated in shares of Sun common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards or other equity-based awards, as the case may be, denominated in shares of our common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Sun is approximately $7.4 billion. This transaction is subject to Sun stockholder approval, regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the applicable merger control laws of the European Commission and other jurisdictions, and other customary closing conditions. We also have entered into certain other agreements to acquire other companies and expect these proposed acquisitions to close during the first quarter of fiscal 2010. We intend to finance our proposed acquisitions through a combination of our internally available cash, our cash generated from operations, our existing available debt capacity, additional borrowings, or from the issuance of additional securities.

As of May 31, 2009, we have $2.3 billion of unrecognized tax benefits recorded on our consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $79 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2010. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2010 (see Note 14 of Notes to Consolidated Financial Statements).

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund any future acquisitions, including the proposed Sun acquisition, and dividend payments and repurchase common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the software industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a consistent manner as our revenues (in particular, our new software license business) as certain expenses within our cost structure are relatively fixed in the short term. We expect these trends to continue in fiscal 2010.

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

	Fiscal 2009 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31

Revenues	$5,331	$5,607	$5,453	$6,861
Gross profit	$3,805	$4,185	$4,119	$5,441
Operating income	$1,521	$1,975	$1,940	$2,884
Net income	$1,077	$1,296	$1,329	$1,891
Earnings per share—basic	$0.21	$0.25	$0.27	$0.38
Earnings per share—diluted	$0.21	$0.25	$0.26	$0.38

	Fiscal 2008 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31

Revenues	$4,529	$5,313	$5,349	$7,239
Gross profit	$3,193	$3,902	$3,931	$5,700
Operating income	$1,217	$1,782	$1,875	$2,971
Net income	$840	$1,303	$1,340	$2,037
Earnings per share—basic	$0.16	$0.25	$0.26	$0.40
Earnings per share—diluted	$0.16	$0.25	$0.26	$0.39

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2006 has been a weighted average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new options granted and assumed, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which generally have 10 year exercise periods, have exercise prices substantially higher than the current market price of our common stock. At May 31, 2009, 45% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2009, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.2%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees. Stock option activity from June 1, 2006 through May 31, 2009 is summarized as follows (shares in millions):

Options outstanding at May 31, 2006	473
Options granted	191
Options assumed	62
Options exercised	(317)
Forfeitures and cancellations	(50)

Options outstanding at May 31, 2009	359

Average annualized options granted and assumed, net of forfeitures	68
Average annualized stock repurchases	185
Shares outstanding at May 31, 2009	5,005
Basic weighted average shares outstanding from June 1, 2006 through May 31, 2009	5,124
Options outstanding as a percent of shares outstanding at May 31, 2009	7.2%
In the money options outstanding (based on our May 31, 2009 stock price) as a percent of shares outstanding at May 31, 2009	3.9%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through May 31, 2009	1.3%
Weighted average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through May 31, 2009	-2.3%

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

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and money market investments are generally held with a number of large, diverse financial institutions worldwide that we believe mitigates some of the exposures associated with our holdings with these financial institutions. In addition, we purchase high quality debt security investments, substantially all with relatively short maturities (see a description of our debt securities held in Notes 3 and 4 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” above). Therefore, interest rate movements generally do not materially affect the valuation of our debt security investments. Substantially all of our marketable securities are designated as available-for-sale.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2009, total interest income was $279 million with our investments yielding an average 2.23% on a worldwide basis. This interest rate level was down by 121 basis points from 3.44% for fiscal 2008. If overall interest rates fell by 100 basis points from our average of 2.23% during fiscal 2009, our annual interest income would decline by approximately $121 million, assuming consistent investment levels. The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at May 31, 2009. The cash, cash equivalent and marketable securities balances are recorded at their fair values at May 31, 2009.

	May 31, 2009
	Fair Value of
	Available-for-Sale	Weighted Average
(Dollars in millions)	Securities	Interest Rate

Cash and cash equivalents	$8,995	0.83%
Marketable securities	3,629	1.14%

Total cash, cash equivalents and marketable securities	$12,624	0.92%

Interest Expense Risk

Our borrowings as of May 31, 2009 were $10.2 billion, consisting of $9.2 billion of fixed rate borrowings and $1.0 billion of floating rate senior notes that are due in May 2010 and bear interest at a floating rate equal to three-month LIBOR plus 0.06% per year (0.97% at May 31, 2009). We have entered into an interest rate swap arrangement to manage the economic effect of variable interest obligations associated with our 2010 floating rate senior notes so that the interest payable on the senior notes effectively became fixed at a rate of 4.59%, thereby reducing the impact of future interest rate changes on our future interest expense. We do not use interest rate swap arrangements for trading purposes. The critical terms of the interest rate swap agreement and the 2010 senior notes match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, we have designated the swap as a qualifying instrument and are accounting for the swap as a cash flow hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized losses on the swap are included in accumulated other comprehensive income and the corresponding fair value payable is included in other current liabilities in our consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the interest payment and reset dates as the 2010 senior notes, are recorded as interest expense.

Foreign Currency Risk

Foreign Currency Transaction Risk

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts that we enter into to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use foreign currency forward contracts for trading purposes. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses resulting from fair value changes included in non-operating income, net (the effective portion of our Yen net investment hedge described below is included in stockholders’ equity). Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The notional amounts of foreign currency forward contracts to purchase and sell U.S. Dollars in exchange for other major international currencies were $860 million and $1.1 billion, respectively, and to purchase Euros in exchange for other major international currencies was €142 million ($198 million), as of May 31, 2009. The net unrealized gains of our outstanding foreign currency forward contracts were $2 million at May 31, 2009. Net foreign exchange transaction (losses) gains included in non-operating income, net in the accompanying consolidated statements of operations were $(65) million, $17 million and $17 million in fiscal 2009, 2008 and 2007, respectively.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). We hedge net assets of certain international subsidiaries from foreign currency exposure and provide a discussion in “Foreign Currency Net Investment Risk” below.

As the U.S. Dollar strengthened against most major international currencies during fiscal 2009, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries as of May 31, 2009 declined relative to what we would have reported using a constant currency rate as of May 31, 2008. As reported in our consolidated statements of cash flows, the effect of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2009, 2008 and 2007 was a (decrease) increase of $(501) million, $437 million, and $149 million, respectively. The following table includes the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in foreign currencies at May 31, 2009.

U.S. Dollar
Equivalent at
(in millions)	May 31, 2009

Euro	$1,372
British Pound	655
Chinese Renminbi	635
Indian Rupee	333
Japanese Yen	196
Canadian Dollar	171
Other foreign currencies	1,617

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$4,979

If overall foreign currency exchange rates in comparison to the U.S. Dollar weakened by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would decrease by approximately $498 million, assuming constant foreign currency cash, cash equivalent and marketable security balances.

Foreign Currency Net Investment Risk

We hedge the net assets of certain of our international subsidiaries (net investment hedges) using foreign currency forward contracts to offset the translation and economic exposures related to our investments in these subsidiaries. We measure the effectiveness of our net investment hedges by using the changes in spot exchange rates because this method reflects our risk management strategies, the economics of those strategies in our financial statements and better manages interest rate differentials between different countries. Under this method, the change in fair value of the forward contract attributable to the changes in spot exchange rates (the effective portion) is reported in stockholders’ equity to offset the translation results on the net investments. The remaining change in fair value of the forward contract (the ineffective portion, if any) is recognized in non-operating income, net.

Net gains (losses) on investment hedges reported in stockholders’ equity, net of tax effects, were $(41) million, $(53) million and $28 million in fiscal 2009, 2008 and 2007, respectively. Net gains on investment hedges reported in non-operating income, net were $10 million, $23 million and $28 million in fiscal 2009, 2008 and 2007, respectively.

At May 31, 2009, we had one net investment hedge in Japanese Yen. The Yen net investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of our majority owned subsidiary, Oracle Japan. The notional amount of our net investment hedge was $694 million and had a nominal fair value as of May 31, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting include policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2009. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the sections entitled “Board of Directors—Incumbent Directors,” “Board of Directors—Committees, Membership and Meetings—Fiscal 2009 Committee Memberships,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2009 Proxy Statement under sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

	May 31, 2009
			Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation
(in millions, except price data)	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by stockholders	306	$18.48	319	(2)
Equity compensation plans not approved by stockholders(3)	54	$17.40	—

Total	360	$18.32	319

(1)	These numbers exclude the shares listed under the column heading “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	This number includes 78 million shares available for future issuance under the Oracle Corporation Employee Stock Purchase Plan.

(3)	These options and restricted stock units were assumed in connection with our acquisitions. No additional awards were or can be granted under the plans that originally issued these awards. For a brief description of the assumed plans, please refer to Note 13 (Employee Benefit Plans) of Notes to Consolidated Financial Statements included elsewhere in this annual report.

Information required by this Item 12 with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Related Party Transactions”.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in our 2009 Proxy Statement under the section entitled “Proposal No. 3: Ratification of Selection of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following financial statements are filed as a part of this report:

2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page

Schedule II.	Valuation and Qualifying Accounts	118

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

							Filed
Exhibit		Incorporated by Reference					Here
No.	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed By	with

2.01	Agreement and Plan of Merger, dated January 16, 2008, among Oracle Corporation, BEA Systems, Inc. and Bronco Acquisition Corporation	8-K	000-22369	2.1	1/17/08	BEA Systems, Inc.
2.02	Agreement and Plan of Merger, dated April 19, 2009, among Oracle Corporation, Sun Microsystems, Inc. and Soda Acquisition Corporation	8-K	000-15086	2.1	4/20/09	Sun Microsystems, Inc.
3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation
3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation
4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-51788	4.01	7/21/06	Oracle Corporation
4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation
4.03	Forms of Old 2011 Note and Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation
4.04	Forms of New 5.00% Note due 2011 and New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation
4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation
4.06	Forms of New Floating Rate Note due 2009 and New Floating Rate Note due 2010, together with Officers’ Certificate issued May 15, 2007 setting forth the terms of the Notes	8-K	000-51788	4.01	5/15/07	Oracle Corporation

								Filed
Exhibit			Incorporated by Reference					Here
No.		Exhibit Description	Form	File No	Exhibit	Filing Date	Filed By	with

4.07		Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation
10	.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation
10	.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005	10-Q	000-14376	10.01	9/28/05	Oracle Systems Corporation
10	.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 14, 2008	10-Q	000-51788	10.03	9/22/08	Oracle Corporation
10	.04*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999	10-Q	000-14376	10.11	1/14/00	Oracle Systems Corporation
10	.05*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000	10-K	000-14376	10.09	8/28/00	Oracle Systems Corporation
10	.06*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000	10-K	000-14376	10.10	8/28/00	Oracle Systems Corporation
10	.07*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004	8-K	000-14376	10.07	11/4/04	Oracle Systems Corporation
10	.08*	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan	10-Q	000-51788	10.08	9/26/07	Oracle Corporation
10	.09*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-14376	10.09	9/17/04	Oracle Systems Corporation
10	.10*	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	000-14376	10.10	9/17/04	Oracle Systems Corporation
10	.11*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and Employment Agreement dated May 15, 2003	10-Q	000-14376	10.11	9/17/04	Oracle Systems Corporation
10	.12*	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr.	8-K	000-14376	10.25	8/30/05	Oracle Systems Corporation
10	.13*	Offer letter dated September 7, 2004 to Juergen Rottler and Employment Agreement dated September 3, 2004	10-Q	000-14376	10.13	9/17/04	Oracle Systems Corporation
10	.14*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales	10-Q	000-14376	10.29	1/5/06	Oracle Systems Corporation

								Filed
Exhibit			Incorporated by Reference					Here
No.		Exhibit Description	Form	File No	Exhibit	Filing Date	Filed By	with

10	.15*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Sales and Consulting	10-Q	000-14376	10.30	1/5/06	Oracle Systems Corporation
10.16		Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation
10.17		Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006	8-K	000-51788	10.3	2/9/06	Oracle Corporation
10.18		$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.4	3/21/06	Oracle Corporation
10	.19*	Description of the Fiscal Year 2008 Executive Bonus Plan	10-Q	000-51788	10.28	12/21/07	Oracle Corporation
10.20		$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 18, 2008, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.29	3/21/08	Oracle Corporation
10	.21*	Offer letter dated August 19, 2008 to Jeffrey E. Epstein and employment agreement dated August 19, 2008	8-K	000-51788	10.23	8/27/08	Oracle Corporation
10	.22*	Description of the Fiscal Year 2009 Executive Bonus Plan	8-K	000-51788	10.24	10/16/08	Oracle Corporation
10	.23*	Employment Agreement of Loic Le Guisquet dated November 18, 1999	10-Q	000-51788	10.25	3/23/09	Oracle Corporation
10.24		$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 17, 2009, among Oracle Corporation and the lenders and agents named therein	10-Q	000-51788	10.26	3/23/09	Oracle Corporation
12.01		Consolidated Ratio of Earnings to Fixed Charges						X
21.01		Subsidiaries of the Registrant						X
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

*	Indicates management contract or compensatory plan or arrangement.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the headings Income Taxes, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective June 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
June 29, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009 and our report dated June 29, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
June 29, 2009

ORACLE CORPORATION
CONSOLIDATED BALANCE SHEETS
As of May 31, 2009 and 2008

	May 31,
(in millions, except per share data)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,995	$8,262
Marketable securities	3,629	2,781
Trade receivables, net of allowances of $270 and $303 as of May 31, 2009 and 2008	4,430	5,127
Deferred tax assets	661	853
Prepaid expenses and other current assets	866	1,080

Total current assets	18,581	18,103

Non-current assets:
Property, net	1,922	1,688
Intangible assets: software support agreements and related relationships, net	3,411	3,797
Intangible assets: other, net	3,858	4,598
Goodwill	18,842	17,991
Other assets	802	1,091

Total non-current assets	28,835	29,165

Total assets	$47,416	$47,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,001	$1,001
Accounts payable	271	383
Accrued compensation and related benefits	1,409	1,770
Deferred revenues	4,592	4,492
Other current liabilities	1,876	2,383

Total current liabilities	9,149	10,029

Non-current liabilities:
Notes payable and other non-current borrowings	9,237	10,235
Income taxes payable	2,423	1,566
Deferred tax liabilities	480	1,218
Other non-current liabilities	1,037	1,195

Total non-current liabilities	13,177	14,214

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,005 shares and 5,150 shares as of May 31, 2009 and 2008	12,980	12,446
Retained earnings	11,894	9,961
Accumulated other comprehensive income	216	618

Total stockholders’ equity	25,090	23,025

Total liabilities and stockholders’ equity	$47,416	$47,268

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended May 31, 2009, 2008 and 2007

	Year Ended May 31,
(in millions, except per share data)	2009	2008	2007

Revenues:
New software licenses	$7,123	$7,515	$5,882
Software license updates and product support	11,754	10,328	8,329

Software revenues	18,877	17,843	14,211
Services	4,375	4,587	3,785

Total revenues	23,252	22,430	17,996

Operating expenses:
Sales and marketing	4,638	4,679	3,907
Software license updates and product support	1,088	997	842
Cost of services	3,706	3,984	3,349
Research and development	2,767	2,741	2,195
General and administrative	785	808	692
Amortization of intangible assets	1,713	1,212	878
Acquisition related and other	117	124	140
Restructuring	117	41	19

Total operating expenses	14,931	14,586	12,022

Operating income	8,321	7,844	5,974

Interest expense	(630)	(394)	(343)
Non-operating income, net	143	384	355

Income before provision for income taxes	7,834	7,834	5,986
Provision for income taxes	2,241	2,313	1,712

Net income	$5,593	$5,521	$4,274

Earnings per share:
Basic	$1.10	$1.08	$0.83

Diluted	$1.09	$1.06	$0.81

Weighted average common shares outstanding:
Basic	5,070	5,133	5,170

Diluted	5,130	5,229	5,269

Dividends declared per common share	$0.05	$—	$—

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2009, 2008 and 2007

		Common Stock
		and Additional Paid				Accumulated
		in Capital				Other
	Comprehensive	Number of		Retained	Deferred	Comprehensive
(in millions)	Income	Shares	Amount	Earnings	Compensation	Income	Total

Balances as of May 31, 2006		5,232	$9,246	$5,538	$(30)	$258	$15,012
Common stock issued under stock award plans	$—	106	873	—	—	—	873
Common stock issued under stock purchase plan	—	3	51	—	—	—	51
Assumption of stock awards in connection with acquisitions	—	—	97	—	—	—	97
Reclassification of deferred compensation upon adoption of Statement 123(R)	—	—	(30)	—	30	—	—
Stock-based compensation	—	—	207	—	—	—	207
Repurchase of common stock	—	(234)	(395)	(3,589)	—	—	(3,984)
Tax benefit from stock plans	—	—	244	—	—	—	244
Minimum benefit plan liability adjustments	10	—	—	—	—	10	10
Adjustment to accumulated other comprehensive income upon adoption of Statement 158	—	—	—	—	—	29	29
Foreign currency translation	82	—	—	—	—	82	82
Equity hedge gain, net of tax	28	—	—	—	—	28	28
Net unrealized losses on marketable securities, net of tax	(4)	—	—	—	—	(4)	(4)
Net income	4,274	—	—	4,274	—	—	4,274

Comprehensive income	$4,390

Balances as of May 31, 2007		5,107	10,293	6,223	—	403	16,919
Common stock issued under stock award plans	$—	137	1,229	—	—	—	1,229
Common stock issued under stock purchase plans	—	3	59	—	—	—	59
Assumption of stock awards in connection with acquisitions	—	—	240	—	—	—	240
Stock-based compensation	—	—	367	—	—	—	367
Repurchase of common stock	—	(97)	(214)	(1,786)	—	—	(2,000)
Tax benefit from stock plans	—	—	472	—	—	—	472
Adjustment to retained earnings upon adoption of FIN 48	—	—	—	3	—	—	3
Net unrealized loss on defined benefit plan, net of tax	(9)	—	—	—	—	(9)	(9)
Foreign currency translation	300	—	—	—	—	300	300
Net unrealized losses on derivative financial instruments, net of tax	(77)	—	—	—	—	(77)	(77)
Net unrealized gain on marketable securities, net of tax	1	—	—	—	—	1	1
Net income	5,521	—	—	5,521	—	—	5,521

Comprehensive income	$5,736

Balances as of May 31, 2008		5,150	12,446	9,961	—	618	23,025
Common stock issued under stock award plans	$—	76	696	—	—	—	696
Common stock issued under stock purchase plans	—	3	64	—	—	—	64
Assumption of stock awards in connection with acquisitions	—	—	1	—	—	—	1
Stock-based compensation	—	—	348	—	—	—	348
Repurchase of common stock	—	(226)	(550)	(3,410)	—	—	(3,960)
Cash dividends declared ($0.05 per share)	—	—	—	(250)	—	—	(250)
Tax effect from stock plans	—	—	(41)	—	—	—	(41)
Other, net	—	2	16	—	—	—	16
Net unrealized loss on defined benefit plan, net of tax	(14)	—	—	—	—	(14)	(14)
Foreign currency translation	(350)	—	—	—	—	(350)	(350)
Net unrealized losses on derivative financial instruments, net of tax	(39)	—	—	—	—	(39)	(39)
Net unrealized gain on marketable securities, net of tax	1	—	—	—	—	1	1
Net income	5,593	—	—	5,593	—	—	5,593

Comprehensive income	$5,191

Balances as of May 31, 2009		5,005	$12,980	$11,894	$—	$216	$25,090

See notes to consolidated financial statements.

ORACLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended May 31, 2009, 2008 and 2007

	Year Ended May 31,
(in millions)	2009	2008	2007

Cash Flows From Operating Activities:
Net income	$5,593	$5,521	$4,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	263	268	249
Amortization of intangible assets	1,713	1,212	878
Provision for trade receivable allowances	118	164	244
Deferred income taxes	(395)	(135)	(56)
Minority interests in income	84	60	71
Stock-based compensation	355	369	207
Tax benefits on the exercise of stock options	252	588	338
Excess tax benefits on the exercise of stock options	(97)	(454)	(259)
In-process research and development	10	24	151
Other gains, net	(6)	(66)	(22)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in trade receivables	336	(825)	(723)
Decrease (increase) in prepaid expenses and other assets	145	(191)	(153)
Decrease in accounts payable and other liabilities	(691)	(153)	(345)
Increase in income taxes payable	142	368	279
Increase in deferred revenues	433	652	387

Net cash provided by operating activities	8,255	7,402	5,520

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(9,315)	(5,624)	(5,405)
Proceeds from maturities and sales of marketable securities and other investments	8,404	4,281	5,756
Acquisitions, net of cash acquired	(1,159)	(7,643)	(5,005)
Capital expenditures	(529)	(243)	(319)
Proceeds from sale of property	—	153	2

Net cash used for investing activities	(2,599)	(9,076)	(4,971)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(3,972)	(2,023)	(3,937)
Proceeds from issuances of common stock	760	1,288	924
Payment of dividends to stockholders	(250)	—	—
Proceeds from borrowings, net of issuance costs	—	6,171	4,079
Repayments of borrowings	(1,004)	(2,560)	(2,418)
Excess tax benefits on the exercise of stock options	97	454	259
Distributions to minority interests	(53)	(49)	(46)

Net cash (used for) provided by financing activities	(4,422)	3,281	(1,139)

Effect of exchange rate changes on cash and cash equivalents	(501)	437	149

Net increase (decrease) in cash and cash equivalents	733	2,044	(441)
Cash and cash equivalents at beginning of period	8,262	6,218	6,659

Cash and cash equivalents at end of period	$8,995	$8,262	$6,218

Non-cash investing and financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$1	$240	$97
(Decrease) increase in unsettled repurchases of common stock	$(12)	$(23)	$47
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,170	$1,687	$1,197
Cash paid for interest	$627	$347	$354

See notes to consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

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

Basis of Financial Statements

Fiscal 2009 and Prior Periods

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. We consolidate all of our majority-owned subsidiaries and reflect as minority interests the portions of these entities that we do not own in other non-current liabilities on our consolidated balance sheets. At May 31, 2009 and 2008, the liability related to minority interests was $355 million and $369 million, respectively. Intercompany transactions and balances have been eliminated.

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Fiscal 2010

In fiscal 2010, we will adopt Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. As a result, we will retrospectively classify noncontrolling (minority) interest positions of consolidated entities as a separate component of consolidated stockholders’ equity from the equity attributable to Oracle’s stockholders for all periods presented. Net income and comprehensive income will be attributed to Oracle stockholders and the noncontrolling interests. In addition, Statement 160 requires that any change in our ownership of a majority-owned subsidiary be prospectively accounted for as an equity transaction provided that we retain control of the subsidiary.

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
May 31, 2009

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

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenues are generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.

On Demand is comprised of Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for our database, middleware and applications software. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers and remote and on-site expert services. Revenues from On Demand services are recognized over the term of the service period, which is generally one year or less.

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

For software license arrangements that include hardware, software and services, and the software is more than incidental to the multiple element arrangement, but not essential to the functionality of the hardware, we apply the guidance of Emerging Issues Task Force (EITF) Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, which allows the non-software elements and related services to be accounted for pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition (Topic 13), and EITF 00-21, Revenue Arrangements with Multiple Deliverables, and the software license and related services to be accounted for pursuant to SOP 97-2.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

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

While most of our arrangements include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. In fiscal 2009, 2008 and 2007, $1.4 billion, $1.1 billion, and $891 million or approximately 19%, 15% and 15%, respectively, of our new software license revenues were financed through our financing division. We account for the sale of these receivables as “true sales” as defined in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

Business Combinations

Fiscal 2009 and Prior Periods

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development as of the business combination date in accordance with FASB Statement No. 141, Business Combinations. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of stock awards assumed from the acquiree that are included in the purchase price;

•	estimated fair values of intangible assets acquired from the acquiree;

•	estimated fair values of software license updates and product support obligations assumed from the acquiree;

•	estimated value of restructuring liabilities to reorganize the acquiree’s pre-acquisition operations in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3);

•	estimated income tax assets and liabilities assumed from the acquiree; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. With the exception of unresolved income tax matters or decreases to estimated restructuring liabilities, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Fiscal 2010

In fiscal 2010, we will adopt and account for our acquisitions, including our pending acquisition of Sun Microsystems, Inc. (see Note 2), in accordance with FASB Statement No. 141 (revised 2007), Business Combinations, and related position. Pursuant to Statement 141(R)’s acquisition method of accounting, we will recognize separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value as defined by FASB Statement No. 157, Fair Value Measurements. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed.

The acquisition method requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates, as necessary, during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to that under Statement 141 (see above). The additional policies that we will adopt in order to account for, and a discussion of the impact of, the more significant areas of Statement 141(R) that we expect will affect our consolidated financial statements are provided below.

Upon our adoption of Statement 141(R), any changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions will be recorded in current period income tax expense, unless any such changes are identified during the measurement period and relate to new information obtained about facts and circumstances that existed as of the acquisition date, in which case the change is considered a measurement period adjustment and is recorded to goodwill. Upon our adoption of Statement 141(R) in fiscal 2010, this requirement is applicable to all of our acquisitions regardless of the acquisition date.

Statement 141(R) requires that acquired company restructuring activities initiated by us must be accounted for separately from the business combination in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We accounted for our Oracle-based restructuring activities in accordance with Statement 146 for fiscal 2009, 2008 and 2007. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. In order to incur a liability pursuant to Statement 146, our management must have established and approved a plan of restructuring in sufficient detail. A liability for a cost associated with involuntary termination benefits is recorded when benefits have been communicated and a liability for a cost to terminate an operating lease or other contract is incurred when the contract has been terminated in accordance with the contract terms or we have ceased using the right conveyed by the contract, such as vacating a leased facility. Changes in estimates associated with liabilities recognized for restructuring plans pertaining to acquisitions completed prior to fiscal 2010 will continue to be accounted for pursuant to those accounting standards and descriptions provided above.

Upon our adoption of Statement 141(R), we will record costs incurred to effect an acquisition to the acquisition related and other line in our consolidated statement of operations as the expenses are incurred.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Upon our adoption of Statement 141(R), should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we will report the provisional amounts for such items in our consolidated financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we will record those adjustments to our consolidated financial statements. Those measurement period adjustments that we determine to be significant will be applied retrospectively to comparative information in our consolidated financial statements, including adjustments to depreciation, amortization, or other income effects recognized in the initial accounting.

Our adoption of Statement 141(R) in fiscal 2010 will change how we account for the aforementioned areas in comparison to how these areas are currently accounted for pursuant to Statement 141 and related accounting guidance. Our accounting for deferred tax asset valuation allowances and uncertain tax position liabilities, restructuring liabilities and costs incurred to effect an acquisition will generally result in the recording of expense to our operations as these expenses are incurred. This contrasts with how we account for these items pursuant to Statement 141 and related accounting guidance in fiscal 2009 and prior periods, which generally require that these items be included as a part of the purchase price allocation for the business combination and generally do not impact our expenses or results of operations. As a result, we expect that we will incur additional restructuring, income tax and acquisition related and other expenses for any prospective acquisitions that we consummate, including our proposed acquisition of Sun (see Note 2). The amount, timing and frequency of such expenses are difficult to predict and could materially affect our results of operations and financial position. Additionally, we expect that changes in estimates of deferred tax asset valuation allowances and uncertain tax position liabilities assumed in an acquisition that occurred prior to the adoption of Statement 141(R) will be accounted for as a current period income tax expense if we do not believe any new information obtained after the acquisition date about facts and circumstances existed as of the acquisition date or was not identified within the measurement period.

Marketable and Non-Marketable Securities

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt and equity securities as available-for-sale. Marketable debt and equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These equity securities are recorded at cost and included in other assets in the accompanying consolidated balance sheets. Our non-marketable securities are subject to periodic impairment reviews and we had nominal impairment losses related to non-marketable equity securities and other investments in fiscal 2009, 2008 and 2007.

Fair Value of Financial Instruments

We apply the provisions of FASB Statement No. 157, Fair Value Measurements, and related FASB Staff Positions (described below) to our financial instruments that we are required to carry at fair value pursuant to other accounting standards, including our marketable debt and equity securities and our derivative financial instruments. We have not applied the fair value option to those financial instruments that we are not required to carry at fair value pursuant to other accounting standards, including our senior notes outstanding.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Based on the trading prices of our $10.25 billion and $11.25 billion senior notes outstanding as of May 31, 2009 and 2008, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of our borrowings at May 31, 2009 and 2008 was $10.79 billion and $11.26 billion, respectively.

The additional disclosures regarding our fair value measurements are included in Note 4.

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

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Our cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2009, 2008 or 2007.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of software and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $555 million and $672 million at May 31, 2009 and 2008, respectively.

Property

Property is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2009, 2008 or 2007.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from one to ten years. Each period we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The goodwill impairment analysis is comprised of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Note 15 below. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of intangible assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2009, 2008 or 2007.

Derivative Financial Instruments

We hold derivative financial instruments to manage foreign currency and interest rate risks. We account for these instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Statement 133 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We record the effective portions of the gain or loss on derivative financial instruments that are designated as cash flow hedges or net investment hedges in accumulated other comprehensive income in the accompanying consolidated balance sheets. Any ineffective or excluded portion of a designated cash flow hedge or net investment hedge is recognized in earnings.

We adopted the disclosure requirements of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133, as of December 1, 2008 and have provided these disclosures for fiscal 2009 in Note 10.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction (losses) gains, net which include the effects of our derivative financial instruments, are included in non-operating income, net in our consolidated statements of operations and were $(55) million, $40 million and $45 million in fiscal 2009, 2008 and 2007, respectively.

Stock-Based Compensation

We account for share-based payments, including grants of employee stock awards and purchases under employee stock purchase plans, in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. In addition, we have applied certain of the provisions of the SEC’s Staff Accounting Bulletin No. 107 (Topic 14), as amended, in our accounting for Statement 123(R). We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair value of the unvested portion of share-based payments granted prior to June 1, 2006 (our adoption date of Statement 123(R)) is recognized using the accelerated expense attribution method, net of estimated forfeitures.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $71 million, $81 million and $91 million in fiscal 2009, 2008 and 2007, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, were not material to our consolidated financial statements in fiscal 2009, 2008 and 2007, respectively.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of in-process research and development expenses, personnel related costs for transitional and other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the purchase price allocation period has ended, and certain other operating expenses (income), net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions where vesting was accelerated upon termination of the employees pursuant to the original terms of those options.

	Year Ended May 31,
(in millions)	2009	2008	2007

In-process research and development	$10	$24	$151
Transitional and other employee related costs	45	32	24
Stock-based compensation	15	112	9
Professional fees and other, net	25	7	8
Business combination adjustments	22	6	(52)
Gain on sale of property	—	(57)	—

Total acquisition related and other expenses	$117	$124	$140

In fiscal 2008, we sold certain of our land and buildings for $153 million in cash. Concurrent with the sale, we leased the property back from the buyer for a period of up to three years. We have accounted for this transaction in accordance with FASB Statement No. 28, Accounting for Sales with Leasebacks, FASB Statement No. 66, Accounting for Sales of Real Estate, and FASB Statement No. 98, Accounting for Leases, et al. We deferred $19 million of the gain on the sale representing the present value of the operating lease commitment and recognized a gain of approximately $57 million for fiscal 2008. The deferred portion of the gain will be recognized as a reduction of rent expense over the operating lease term.

In fiscal 2007, acquisition related and other expenses included a benefit related to the settlement of a lawsuit filed against PeopleSoft, Inc. on behalf of the U.S. government. This lawsuit was filed in October 2003, prior to our

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

acquisition of PeopleSoft and represented a pre-acquisition contingency that we identified and assumed in connection with our acquisition of PeopleSoft. We settled this lawsuit in October 2006, which was subsequent to the purchase price allocation period, for approximately $98 million. Accordingly, we included the difference between the amount accrued as of the end of the purchase price allocation period and the settlement amount as a benefit to our consolidated statement of operations in fiscal 2007.

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

	Year Ended May 31,
(in millions)	2009	2008	2007

Interest income	$279	$337	$295
Foreign currency (losses) gains, net	(55)	40	45
Minority interests in income	(84)	(60)	(71)
Other income, net	3	67	86

Total non-operating income, net	$143	$384	$355

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

On June 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to account for our uncertain tax positions. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

Recent Accounting Pronouncements

Transfers of Financial Assets:  In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. Statement 166 eliminates the concept of a “qualifying special-purpose entity” from Statement 140 and changes the requirements for derecognizing financial assets. We will adopt Statement 166 in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Variable Interest Entities:  In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

is the primary beneficiary of the variable interest entity. We will adopt Statement 167 in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Subsequent Events:  In May 2009, the FASB issued Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We will adopt Statement 165 in the first quarter of fiscal 2010 and do not believe it will result in significant changes to reporting of subsequent events either through recognition or disclosure.

Other-Than-Temporary Impairment of Debt Securities:  In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment accounting guidance for debt securities. This Staff Position requires that other-than-temporary impairment be separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit losses is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP No. FAS 115-2 and FAS 124-2 in our first quarter of fiscal 2010 and do not believe it will have a material impact on our consolidated financial statements.

Fair Value Disclosures in Interim Reports:  In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This Staff Position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments at interim reporting periods. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 provided FSP No. FAS 115-2 and FAS 124-2 (described above) are also early adopted. We will adopt FSP No. FAS 107-1 in our first quarter of fiscal 2010 and do not believe it will have a material impact on our consolidated financial statements.

Equity Method Investment Accounting:  In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. As a result, our adoption of EITF 08-6 in fiscal 2010 is not expected to have an impact on our consolidated financial statements.

Defensive Intangible Assets:  In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt EITF 08-7 in fiscal 2010 and it could materially affect how we account for certain identifiable intangible assets that we may acquire in connection with any future acquisitions we complete and account for pursuant to Statement 141(R), which could materially affect our consolidated financial statements. Historically, we have generally utilized the intangible assets we acquire as a part of our ongoing operations subsequent to the acquisition date.

Determination of the Useful Life of Intangible Assets:  In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We will adopt FSP FAS 142-3 in fiscal 2010 and do not believe it will have a material impact on our consolidated financial statements.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Business Combinations:  In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs, and the accounting for income tax valuation allowances and other income tax uncertainties, amongst other impacts. In April 2009, the FASB issued FSP No. FAS 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combinations That Arise from Contingencies. FSP No. FAS 141(R)-1 amends and clarifies the accounting for acquired contingencies and is effective upon the adoption of Statement 141(R). We will adopt Statement 141(R) and the related Staff Position in fiscal 2010 and believe that the adoption of Statement 141(R) will result in the recognition of certain types of expenses in our results of operations that were previously capitalized pursuant to pre-adoption accounting standards, amongst other potential impacts. A discussion of the more significant items of Statement 141(R) that could materially affect our consolidated financial statements and our accounting policy for these items is included in our discussion of “Significant Accounting Policies—Business Combinations” above.

Accounting and Reporting of Noncontrolling Interests:  In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. In fiscal 2010, we will adopt Statement 160 and generally believe it will not materially affect our consolidated financial statements. Upon our adoption of Statement 160, we will retrospectively classify noncontrolling (minority) interest positions of consolidated entities as a separate component of consolidated stockholders’ equity from the equity attributable to Oracle’s stockholders for all periods presented. Net income and comprehensive income will be attributed to Oracle stockholders and the noncontrolling interests. In addition, Statement 160 requires that any change in our ownership of a majority-owned subsidiary be prospectively accounted for as an equity transaction provided that we retain control of the subsidiary. This requirement is a change to current practice whereby gains or losses may be recognized on the sales of our interests in a subsidiary, regardless of whether we maintain control. While we have not recognized any material gains or losses on such ownership sales during fiscal 2009, 2008 or 2007, the timing and amount of any future gains or losses on sales of our ownership interests in our subsidiaries could be materially affected as a result of our fiscal 2010 adoption of Statement 160.

Fair Value Measurements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 amends Statement 157 to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. As described in Note 4, we have adopted Statement 157 and the related FASB staff positions except for FSP No. FAS 157-4 and those items specifically deferred under FSP No. FAS 157-2. We do not believe the full

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

adoption of Statement 157 and related FASB Staff Positions in fiscal 2010 will have a material affect on our consolidated financial statements.

2.	ACQUISITIONS

Proposed Acquisition of Sun Microsystems, Inc. and Others

On April 19, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Sun Microsystems, Inc. (Sun), a provider of enterprise computing systems, software and services. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into Sun and Sun will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of Sun common stock will be converted into the right to receive $9.50 in cash. In addition, options to acquire Sun common stock, Sun restricted stock unit awards and other equity-based awards denominated in shares of Sun common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Sun is approximately $7.4 billion.

The Merger Agreement contains certain termination rights for both Sun and Oracle and further provides that, upon termination of the Merger Agreement under certain circumstances, Sun may be obligated to pay Oracle a termination fee of $260 million.

This transaction is subject to Sun stockholder approval, regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the applicable merger control laws of the European Commission and other jurisdictions, and other customary closing conditions.

In the fourth quarter of fiscal 2009, we agreed to acquire certain other companies for amounts that are not material to our business. We expect these transactions to close in the first quarter of fiscal 2010.

Fiscal 2009 Acquisitions

During fiscal 2009, we acquired several companies and purchased certain technology and development assets primarily to expand our product offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our fiscal 2009 consolidated results from their respective acquisition dates. In the aggregate, the total purchase price for these acquisitions was approximately $1.2 billion, which consisted of $1.2 billion in cash, $1 million for the fair value of stock awards assumed and $13 million for transaction costs. In allocating the total purchase price for these acquisitions based on estimated fair values, we preliminarily recorded $712 million of goodwill, $587 million of identifiable intangible assets, $100 million of net tangible liabilities (resulting primarily from deferred tax and restructuring liabilities assumed as a part of these transactions) and $10 million of in-process research and development. The preliminary allocations of the various purchase prices were based upon preliminary valuations and our estimates and assumptions are subject to change. The primary areas of the purchase price allocations that were not yet finalized relate to certain restructuring liabilities, intangible assets, legal matters, income and non-income based taxes and residual goodwill.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

The total purchase price for BEA was $8.6 billion which consisted of $8.3 billion in cash paid to acquire the outstanding common stock of BEA, $225 million for the fair value of BEA options assumed and restricted stock awards exchanged and $10 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 billion of goodwill, $3.3 billion of identifiable intangible assets, $703 million of net tangible assets and $17 million of in-process research and development.

Other Fiscal 2008 Acquisitions

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

The total purchase price for Hyperion was $3.2 billion which consisted of approximately $3.1 billion in cash paid to acquire the outstanding common stock of Hyperion, $51 million for the fair value of Hyperion options assumed and restricted stock awards exchanged and $21 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $1.6 billion of goodwill, $1.5 billion of identifiable intangible assets, $118 million of net tangible assets and $56 million of in-process research and development.

Oracle Financial Services Software Limited (OFSS)

During fiscal 2007, we acquired interests in and increased our ownership of OFSS, formerly i-flex solutions limited, by means of share purchase agreements, an open offer to acquire shares and open market purchases. We acquired a majority ownership in OFSS to expand our offerings of software solutions and services to the financial services industry.

Our cumulative investment in OFSS as of May 31, 2009 was approximately $2.1 billion, which consisted of approximately $2.0 billion of cash paid for common stock and $17 million in transaction costs and other expenses. Our cumulative investment in OFSS has been allocated to OFSS’s net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition of the interests. The minority interest in the net assets of OFSS has been recorded at historical book values. In allocating the purchase price, we recorded approximately $1.6 billion of goodwill, $266 million of identifiable intangible assets, $211 million of net tangible assets and $46 million of in-process research and development.

Other Fiscal 2007 Acquisitions

During fiscal 2007, in addition to our acquisitions of Hyperion and OFSS, we also acquired several companies and purchased certain technology and development assets to expand our product offerings. We have included the financial results of these companies in our fiscal 2007 consolidated results from their respective acquisition dates. In the aggregate, the total purchase price for these acquisitions was approximately $1.3 billion, which consisted of approximately $1.2 billion in cash, $46 million for the fair value of stock awards assumed, and $9 million for acquisition related transaction costs. In allocating the total purchase price for these acquisitions based on their fair

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

values, we recorded $561 million of goodwill, $573 million of identifiable intangible assets, $106 million of net tangible assets and $49 million of in-process research and development.

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

The unaudited pro forma financial information for fiscal 2009 combined the historical results of Oracle and certain other companies that we acquired since the beginning of fiscal 2009 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for fiscal 2008 combined the historical results of Oracle for fiscal 2008 and the historical results of BEA for the eleven months ended April 29, 2008, and the historical results of certain other companies that we acquired since the beginning of fiscal 2008 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for fiscal 2009 and 2008:

	Year Ended May 31,
(in millions, except per share data)	2009	2008

Total revenues	$23,371	$24,185
Net income	$5,574	$5,160
Basic earnings per share	$1.10	$1.01
Diluted earnings per share	$1.09	$0.98

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2009 and 2008. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

insignificant for fiscal 2009, 2008 and 2007. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2009	2008

Money market funds	$467	$1,058
U.S. Treasury, U.S. government and U.S. government agency debt securities	4,078	1,159
Commercial paper, corporate debt securities and other	2,700	3,069

Total investments	$7,245	$5,286

Investments classified as cash equivalents	$3,616	$2,505

Investments classified as marketable securities	$3,629	$2,781

Substantially all of our marketable security investments held as of May 31, 2009 mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers as described above and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our significant financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments as of May 31, 2009 (Level 1 and 2 inputs are defined above):

	Fair Value
	Measurements
	Using Input Type
(in millions)	Level 1	Level 2	Total

Assets:
Money market funds	$467	$—	$467
U.S. Treasury, U.S. government and U.S. government agency debt securities	4,078	—	4,078
Commercial paper debt securities	—	1,365	1,365
Corporate debt securities and other	—	1,335	1,335

Total financial assets	$4,545	$2,700	$7,245

Liabilities:
Derivative financial instrument liabilities	$—	$35	$35

Total financial liabilities	$—	$35	$35

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

5.	PROPERTY

Property consisted of the following:

	Estimated	May 31,
(Dollars in millions)	Useful Lives	2009	2008

Computer and network equipment	2-5 years	$1,213	$1,279
Buildings and improvements	1-50 years	1,579	1,505
Furniture and fixtures	3-10 years	388	433
Land	—	515	212
Automobiles	5 years	5	5
Construction in progress	—	126	206

Total property	1-50 years	3,826	3,640
Accumulated depreciation		(1,904)	(1,952)

Total property, net		$1,922	$1,688

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

6.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2009 and the net book value of intangible assets at May 31, 2009 and 2008 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, net		Weighted
	May 31,		May 31,	May 31,		May 31,	May 31,	May 31,	Average
(Dollars in millions)	2008	Additions	2009	2008	Expense	2009	2008	2009	Useful Life

Software support agreements and related relationships	$4,849	$163	$5,012	$(1,052)	$(549)	$(1,601)	$3,797	$3,411	9 years

Developed technology	3,607	237	3,844	(1,203)	(722)	(1,925)	2,404	1,919	5 years

Core technology	1,427	75	1,502	(432)	(255)	(687)	995	815	6 years

Customer relationships	1,183	101	1,284	(170)	(150)	(320)	1,013	964	8 years

Trademarks	262	11	273	(76)	(37)	(113)	186	160	7 years

Total	$11,328	$587	$11,915	$(2,933)	$(1,713)	$(4,646)	$8,395	$7,269

Total amortization expense related to our intangible assets was $1.7 billion, $1.2 billion and $878 million in fiscal 2009, 2008 and 2007, respectively. As of May 31, 2009, estimated future amortization expense related to our intangible assets, excluding the impact of additional intangible assets arising from any subsequent acquisitions such as Sun, was $1.7 billion in fiscal 2010, $1.4 billion in fiscal 2011, $1.2 billion in fiscal 2012, $1.1 billion in fiscal 2013, $881 million in fiscal 2014 and $1.1 billion thereafter.

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for fiscal 2009 and 2008, were as follows:

		Software
		License
	New	Updates and
	Software	Product
(in millions)	Licenses	Support	Services	Other(1)	Total

Balances as of May 31, 2007	$3,169	$7,122	$1,505	$1,683	$13,479
Allocation of goodwill(1)	741	912	30	(1,683)	—
BEA acquisition goodwill(1)	—	—	—	4,355	4,355
Other acquisition goodwill	164	114	24	—	302
Goodwill adjustments(2)	(16)	(120)	(9)	—	(145)

Balances as of May 31, 2008	4,058	8,028	1,550	4,355	17,991
Allocation of goodwill(1)	1,258	2,907	190	(4,355)	—
Other acquisition goodwill	373	283	56	—	712
Goodwill adjustments(2)	27	116	(4)	—	139

Balances as of May 31, 2009	$5,716	$11,334	$1,792	$—	$18,842

(1)	Represents the goodwill allocation associated with certain acquisitions that was allocated to our operating segments upon the completion of certain valuations.

(2)	Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the purchase price allocation period (generally, up to one year from date of acquisition). Goodwill adjustments also include the effects on goodwill resulting from our adoption of FIN 48 in fiscal 2008.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

7.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

	May 31,	May 31,
(Dollars in millions)	2009	2008

Floating rate senior notes due May 2009	$—	$1,000
Floating rate senior notes due May 2010	1,000	1,000
5.00% senior notes due January 2011, net of discount of $3 and $4 as of May 31, 2009 and 2008, respectively	2,247	2,246
4.95% senior notes due April 2013	1,250	1,250
5.25% senior notes due January 2016, net of discount of $7 and $9 as of May 31, 2009 and 2008, respectively	1,993	1,991
5.75% senior notes due April 2018, net of discount of $1 as of May 31, 2009 and 2008	2,499	2,499
6.50% senior notes due April 2038, net of discount of $2 as of May 31, 2009 and 2008	1,248	1,248
Capital leases	1	2

Total borrowings	$10,238	$11,236

Notes payable, current and other current borrowings	$1,001	$1,001

Notes payable, non-current and other non-current borrowings	$9,237	$10,235

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

In May 2007, we issued $2.0 billion of floating rate senior notes, of which $1.0 billion was due and paid in May 2009 (New 2009 Notes) and $1.0 billion is due May 2010 (2010 Notes). We issued the New 2009 Notes and 2010 Notes to fund the redemption of the $1.5 billion of senior floating rate notes that we issued in fiscal 2006 (see below) and for general corporate purposes. The 2010 Notes bear interest at a rate of three-month USD LIBOR plus 0.06% with interest payable quarterly. The 2010 Notes may not be redeemed prior to their maturity.

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

The effective interest yields of the 2010 Notes, 2011 Notes, 2013 Notes, 2016 Notes, 2018 Notes and 2038 Notes (collectively, the Senior Notes) at May 31, 2009 were 0.97%, 5.08%, 4.96%, 5.33%, 5.76% and 6.52%, respectively. We have entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with the 2010 Notes so that the interest payable on the senior notes effectively became fixed at a rate of 4.59% (see Note 10 for additional information).

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

The Senior Notes rank pari passu with any Commercial Paper Notes that we may issue and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation will be effectively senior to the Senior Notes and any Commercial Paper Notes that we issue.

We were in compliance with all debt-related covenants at May 31, 2009. Future principal payments of our borrowings at May 31, 2009 are as follows: $1.0 billion in fiscal 2010, $2.25 billion in fiscal 2011, $1.25 billion in fiscal 2013, and $5.75 billion thereafter.

Commercial Paper Program

In March 2008, we increased our commercial paper program to $5.0 billion from $3.0 billion (the CP Program). The original dealer agreements that we entered into in February 2006 with Banc of America Securities LLC and JP Morgan Securities Inc., and the Issuing and Paying Agency Agreement entered into in February 2006 with JPMorgan Chase Bank, National Association, remain in effect and were not changed. Under the CP Program, we may issue and sell unsecured short-term promissory notes (Commercial Paper Notes) pursuant to a private placement exemption from the registration requirements under federal and state securities laws. We did not issue any Commercial Paper Notes in fiscal 2009 and we issued $1.2 billion in fiscal 2008, of which none remained outstanding as of May 31, 2009 and 2008. If we are required to issue Commercial Paper Notes in the future, we would most likely use our revolving credit agreements (see below) as a back-stop to these notes and we therefore consider that we have $4.9 billion of capacity pursuant to this program available to us as of May 31, 2009.

Revolving Credit Agreements

In March 2009, we entered into a $2.0 billion, 364-Day Revolving Credit Agreement with certain lenders named in the agreement (2009 Credit Agreement). The 2009 Credit Agreement supplements our existing $3.0 billion, five-year Revolving Credit Agreement with certain lenders that we entered into in March 2006 (the 2006 Credit Agreement, and together with the 2009 Credit Agreement, the Credit Agreements). The Credit Agreements provide for unsecured revolving credit facilities, which can also be used to back-stop any Commercial Paper Notes (see above) that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the Credit Agreements, we may borrow, prepay and re-borrow amounts under the facilities at any time during the terms of the Credit Agreements. Interest for the 2009 Credit Agreement is based on, at our election, either (x) the sum of (A) adjusted LIBOR plus (B) a margin equal to the published 30-day moving average credit default swap mid-rate spread for Oracle for a one-year period, subject to a maximum and minimum rate based on our credit rating, or (y) a “base rate” calculated as the highest of (I) Wachovia Bank National Association’s prime rate, (II) the federal funds effective rate plus 0.50% and (III) adjusted LIBOR plus a margin determined in the manner described in clause (x)(B) above. Interest for the 2006 Credit Agreements is based on either (a) a LIBOR-based formula or (b) a formula based on Wachovia’s prime rate or on the federal funds effective rate. Any amounts drawn pursuant to the 2009 Credit Agreement are due on March 16, 2010 (we may, upon the agreement of a combination of then existing lenders and additional banks not currently party to the 2009 Credit Agreement, extend the termination date of the 2009 Credit Agreement by an additional 364 days). Any amounts drawn pursuant to the 2006 Credit Agreement are due on March 14, 2011. No amounts were outstanding pursuant to the Credit Agreements as of May 31, 2009 and 2008. A total of $4.9 billion remained available pursuant to the Credit Agreements at May 31, 2009, which is less than the $5.0 billion described above due to the insolvency of one of the parties to the 2006 Credit Agreement. We would most likely use the Credit Agreements to back-stop any Commercial Paper Notes (described above) that we may issue in the future.

The Credit Agreements contain certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreements may be declared immediately due and payable and the Credit Agreements may be terminated. We were in compliance with the Credit Agreements’ covenants as of May 31, 2009.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

8.	RESTRUCTURING ACTIVITIES

Fiscal 2009 Oracle Restructuring Plan

During the third quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our Oracle-based operations (the 2009 Plan). The total estimated restructuring costs associated with the 2009 Plan are $241 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In fiscal 2009, we recorded $85 million of restructuring expenses in connection with the 2009 Plan. We expect to incur the majority of the remaining $156 million during fiscal 2010. Any changes to the estimates of executing the 2009 Plan will be reflected in our future results of operations.

Fiscal 2008 Oracle Restructuring Plan and Other

During the second quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our Oracle-based operations as a result of certain management and organizational changes and our recent acquisitions (the 2008 Plan). During the fourth quarter of fiscal 2008, the 2008 Plan was amended to include the Oracle-based effects resulting from our acquisition of BEA. Estimated restructuring costs relating to employees included in the 2008 plan that had not yet been notified as of the third quarter of fiscal 2009 were transferred to the 2009 Plan. The total restructuring costs (primarily related to employee severance) associated with the 2008 Plan were $80 million; these costs were recorded to the restructuring expense line item within our consolidated statements of operations. In fiscal 2009, we recorded $39 million of restructuring expenses and in fiscal 2008 we recorded $41 million of restructuring expenses in connection with the 2008 Plan. Any changes to the estimates of executing the 2008 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans

During the fourth quarter of fiscal 2008, fourth quarter of fiscal 2007 and third quarter of fiscal 2006, our management approved, committed to and initiated plans to restructure certain pre-acquisition operations of BEA (BEA Restructuring Plan), Hyperion (Hyperion Restructuring Plan) and Siebel Systems, Inc. (Siebel Restructuring Plan), respectively. Our management initiated these plans in connection with our acquisitions of these companies in order to improve the cost efficiencies in our operations. The total restructuring costs associated with exiting activities of BEA were $218 million, consisting of severance, excess facilities obligations through fiscal 2017 as well as other restructuring costs. The total restructuring costs associated with exiting activities of Hyperion were $98 million, consisting of severance, excess facilities obligations through fiscal 2016, as well as other restructuring costs. The total restructuring costs associated with exiting activities of Siebel were $590 million, consisting of severance, excess facilities obligations through fiscal 2022, and other restructuring costs.

These costs were originally recognized as liabilities assumed in each of the respective business combinations and included in the allocation of the cost to acquire these companies and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plans. Future decreases to the estimates of executing the acquisition related restructuring plans will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the acquisition related restructuring plans will be recorded to operating expenses.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Summary of All Plans

Fiscal 2009 Activity

							Total	Total
	Accrued	Year Ended May 31, 2009				Accrued	Costs	Expected
	May 31,	Initial	Adj.	Cash		May 31,	Accrued	Program
(in millions)	2008	Costs(3)	to Cost(4)	Payments	Others(5)	2009(2)	to Date	Costs

Fiscal 2009 Oracle Restructuring Plan
New software licenses	$—	$30	$—	$(18)	$—	$12	$30	$95
Software license updates and product support	—	1	—	(1)	—	—	1	9
Services	—	35	—	(13)	—	22	35	89
Other(1)	—	19	—	(6)	—	13	19	48

Total Fiscal 2009 Oracle Restructuring	$—	$85	$—	$(38)	$—	$47	$85	$241

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$10	$17	$—	$(19)	$—	$8	$34	$34
Software license updates and product support	5	1	—	(3)	—	3	7	7
Services	6	17	—	(19)	—	4	27	27
Other(1)	2	4	—	(5)	—	1	12	12

Total Fiscal 2008 Oracle Restructuring	$23	$39	$—	$(46)	$—	$16	$80	$80

BEA Restructuring Plan
Severance	$112	$(9)	$—	$(50)	$(1)	$52	$144	$144
Facilities	63	(4)	—	(24)	(2)	33	59	59
Contracts and other	14	—	—	(6)	—	8	15	15

Total BEA Restructuring	$189	$(13)	$—	$(80)	$(3)	$93	$218	$218

Hyperion Restructuring Plan
Severance	$33	$—	$(7)	$(9)	$(2)	$15	$40	$40
Facilities	34	—	(8)	(12)	(4)	10	42	42
Contracts and other	14	—	(5)	(1)	—	8	16	16

Total Hyperion Restructuring	$81	$—	$(20)	$(22)	$(6)	$33	$98	$98

Siebel Restructuring Plan
Severance	$1	$—	$(1)	$—	$—	$—	$59	$59
Facilities	179	—	21	(41)	(13)	146	495	495
Contracts and other	12	—	(5)	—	—	7	36	36

Total Siebel Restructuring	$192	$—	$15	$(41)	$(13)	$153	$590	$590

Total Other Restructuring Plans	$83	$—	$(7)	$(26)	$(3)	$47

Total Restructuring Plans(6)	$568	$111	$(12)	$(253)	$(25)	$389

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Fiscal 2008 Activity

	Accrued	Year Ended May 31, 2008				Accrued
	May 31,	Initial	Adj.	Cash		May 31,
(in millions)	2007(2)	Costs(3)	to Cost(4)	Payments	Others(5)	2008(2)

Fiscal 2008 Oracle Restructuring Plan
New software licenses	$—	$17	$—	$(7)	$—	$10
Software license updates and product support	—	6	—	(1)	—	5
Services	—	10	—	(4)	—	6
Other(1)	—	8	—	(4)	(2)	2

Total Fiscal 2008 Oracle Restructuring	$—	$41	$—	$(16)	$(2)	$23

BEA Restructuring Plan
Severance	$—	$153	$—	$(41)	$—	$112
Facilities	—	63	—	—	—	63
Contracts and other	—	15	—	(1)	—	14

Total BEA Restructuring	$—	$231	$—	$(42)	$—	$189

Hyperion Restructuring Plan
Severance	$45	$—	$2	$(15)	$1	$33
Facilities	46	—	3	(16)	1	34
Contracts and other	16	—	5	(7)	—	14

Total Hyperion Restructuring	$107	$—	$10	$(38)	$2	$81

Siebel Restructuring Plan
Severance	$6	$—	$(3)	$(3)	$1	$1
Facilities	230	—	2	(56)	3	179
Contracts and other	10	—	2	—	—	12

Total Siebel Restructuring	$246	$—	$1	$(59)	$4	$192

Total Other Restructuring Plans	$106	$—	$(1)	$(29)	$7	$83

Total Restructuring Plans(6)	$459	$272	$10	$(184)	$11	$568

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Fiscal 2007 Activity

	Accrued	Year Ended May 31, 2007				Accrued
	May 31,	Initial	Adj.	Cash		May 31,
(in millions)	2006	Costs(3)	to Cost(4)	Payments	Others(5)	2007(2)

Hyperion Restructuring Plan
Severance	$—	$45	$—	$—	$—	$45
Facilities	—	47	—	(1)	—	46
Contracts and other	—	16	—	—	—	16

Total Hyperion Restructuring	$—	$108	$—	$(1)	$—	$107

Siebel Restructuring Plan
Severance	$37	$—	$(8)	$(24)	$1	$6
Facilities	446	—	(12)	(208)	4	230
Contracts and other	26	—	4	(20)	—	10

Total Siebel Restructuring	$509	$—	$(16)	$(252)	$5	$246

Total Other Restructuring Plans	$176	$19	$(2)	$(88)	$1	$106

Total All Restructuring Plans(6)	$685	$127	$(18)	$(341)	$6	$459

(1)	Includes severance costs associated with research and development, general and administrative functions, and certain other facility related costs.

(2)	Accrued restructuring at May 31, 2009, 2008 and 2007 was $389 million, $568 million, and $459 million, respectively. The balances at May 31, 2009, 2008 and 2007 include $203 million, $308 million and $201 million recorded in other current liabilities, respectively, and $186 million, $260 million and $258 million recorded in other non-current liabilities, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)	Certain adjustment increases to the Siebel Restructuring Plan were included in our consolidated statement of operations (acquisition related and other expenses) in fiscal 2009. Adjustment decreases to the Hyperion Restructuring Plan were recorded to goodwill in fiscal 2009. Hyperion plan adjustments in fiscal 2008 and Siebel plan adjustments in fiscal 2007 relate to changes in estimates within the purchase price allocation period (offset recorded to goodwill). All other plan adjustments are changes in estimates whereby all increases in cost are recorded to operating expenses in the period of adjustment with decreases in costs of Oracle-based plans recorded to operating expenses and acquisition related plans recorded as an adjustment to goodwill indefinitely.

(5)	Primarily represents foreign currency translation adjustments.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed significant.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

9.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2009	2008

Software license updates and product support	$4,158	$3,939
Services	243	333
New software licenses	191	220

Deferred revenues, current	4,592	4,492
Deferred revenues, non-current (in other non-current liabilities)	204	262

Total deferred revenues	$4,796	$4,754

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

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost-build up approach. The cost-build up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed from our acquisitions in the amount of $243 million, $179 million and $212 million in fiscal 2009, 2008 and 2007, respectively which would have been otherwise recorded by our acquired businesses as independent entities.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

On December 1, 2008, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of Statement 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. We have applied the requirements of Statement 161 on a prospective basis. Accordingly, disclosures related to prior fiscal years have not been presented.

Interest Rate Swap Agreement

We use an interest rate swap agreement to manage the economic effect of variable interest obligations associated with our 2010 Notes so that the interest payable on the 2010 Notes effectively becomes fixed at a rate of 4.59%, thereby reducing the impact of future interest rate changes on our future interest expense. We do not use interest rate swap agreements for trading purposes. The critical terms of the interest rate swap agreement and the 2010 Notes match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, we have designated this swap agreement as a qualifying instrument and are accounting for it as a cash flow hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized losses on this interest rate swap agreement are included in accumulated other comprehensive income and the corresponding fair value payables are included in other current liabilities in our consolidated

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

balance sheet. The periodic interest settlements, which occur at the same interval as the senior notes due in May 2010, are recorded as interest expense.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to Statement 133. We use the spot method to measure the effectiveness of our net investment hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income on our consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) is recognized in non-operating income, net, in our consolidated statement of operations. We record settlements under these forward contracts in a similar manner. The fair value of both the effective and ineffective portions is recorded to our consolidated balance sheet as prepaid expenses and other current assets for amounts receivable from the counterparties or other current liabilities for amounts payable to the counterparties.

As of May 31, 2009, we had one net investment hedge in Japanese Yen. The Yen investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of our majority owned subsidiary, Oracle Japan. As of May 31, 2009, the fair value of our net investment hedge in Japanese Yen was nominal and had a notional amount of $694 million.

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

As of May 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $860 million and $1.1 billion, respectively, and the notional amounts of the foreign currency forward contracts we held to purchase European Euros in exchange for other major international currencies were €142 million ($198 million).

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

The effects of derivative instruments on our consolidated financial statements were as follows as of May 31, 2009 and for the year then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

	May 31, 2009
(in millions)	Balance Sheet Location	Fair Value

Interest rate swap agreement designated as cash flow hedges	Other current liabilities	$35
Foreign currency forward contracts designated as net investment hedges	Other current liabilities	—

Total derivatives designated as hedging instruments		$35

Foreign currency forward contracts not designated as hedges	Other current liabilities	$—

Total derivatives		$35

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

Location and Amount of
Amount of Gain	Location and Amount of	Gain (Loss) Recognized in Income
(Loss) Recognized in	Gain (Loss) Reclassified	on Derivative
Accumulated OCI on	from Accumulated OCI	(Ineffective Portion and
Derivative	into Income	Amount Excluded
(Effective Portion)	(Effective Portion)	from Effectiveness Testing)
Year Ended	Year Ended	Year Ended
(in millions)	May 31, 2009	May 31, 2009	May 31, 2009

Cash flow hedges:
Interest rate swaps	$3	Interest Expense	$(47)	Non-operating Income, net	$—

Net investment hedges:
Foreign currency forward contracts	$(63)	Not Applicable	$—	Non-operating Income, net	$10

Location and Amount of Gain (Loss)
Recognized in Income on Derivative
Year Ended
(in millions)	May 31, 2009

Derivatives Not Designated as Hedges:
Foreign currency forward contracts	Non-operating Income, net	$ 3

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2009, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)

Fiscal 2010	$388
Fiscal 2011	287
Fiscal 2012	206
Fiscal 2013	137
Fiscal 2014	116
Thereafter	200

Future minimum operating lease payments	1,334
Less: minimum payments to be received from non-cancelable subleases	(171)

Total future minimum operating lease payments, net	$1,163

Lease commitments include future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 8. We have approximately $259 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2009.

Rent expense was $293 million, $276 million and $224 million for fiscal 2009, 2008 and 2007, respectively, net of sublease income of approximately $69 million, $57 million and $32 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term.

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable, legally binding and specify certain minimum quantity and pricing terms.

As of May 31, 2009, our unconditional purchase obligations total $88 million for fiscal 2010, $21 million for fiscal 2011, $11 million for fiscal 2012, $3 million for fiscal 2013, $3 million for fiscal 2014 and $39 million thereafter.

As described in Note 2, we also have a commitment in connection with our proposed acquisition of Sun Microsystems, Inc. for approximately $7.4 billion of cash consideration that we expect to pay upon closing of this acquisition and other insignificant commitments to acquire certain other companies. As described in Note 7, we have notes payable and other borrowings outstanding of $10.2 billion that mature at various future dates, including $1.0 billion that matures in fiscal 2010.

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

particular agreement. Historically, payments made by us under these agreements have not had a material effect on our results of operations, financial position, or cash flows.

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. Warranty expense was not significant in fiscal 2009, fiscal 2008 or fiscal 2007.

We occasionally are required, for various reasons, to enter into agreements with financial institutions that provide letters of credit on our behalf to parties we conduct business with in ordinary course. Such agreements have not had a material effect on our results of operations, financial position or cash flows.

12.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of May 31, 2009, approximately $6.3 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 225.6 million shares for $4.0 billion (including 0.6 million shares for $12 million that were repurchased but not settled), 97.3 million shares for $2.0 billion and 233.5 million shares for $4.0 billion in fiscal 2009, 2008 and 2007, respectively.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations (as described above) or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

In June 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on August 13, 2009 to stockholders of record as of the close of business on July 15, 2009. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes (income tax effects were insignificant for all periods presented):

	May 31,
(in millions)	2009	2008

Foreign currency translation gains, net	$340	$690
Unrealized losses on derivative financial instruments, net	(125)	(86)
Unrealized gains on marketable securities, net	4	3
Unrealized (losses) gains on defined benefit plan, net	(3)	11

Total accumulated other comprehensive income	$216	$618

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

13.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which replaced the 1991 Long-Term Equity Incentive Plan (the 1991 Plan) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, directors who are also employees or consultants, independent consultants and advisers. In fiscal 2005, the 2000 Plan was amended and restated to, among other things, eliminate the ability to reprice options without stockholder approval, to provide our Board of Directors (Board) with the ability to grant restricted stock awards, to permit us to grant performance-based equity awards for eligible tax deductibility, to provide our Board with the ability to issue transferable equity awards and to eliminate the ability to buyout employees’ options with cash or common stock. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board (generally over four years under our current practice), and generally expire no more than ten years from the date of grant. Options granted under the 1991 Plan were granted on similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2009, options to purchase 302 million shares of common stock were outstanding under both plans, of which 156 million were vested. Approximately 239 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock awards or long-term performance awards under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Original Directors’ Plan), which provided for the issuance of non-qualified stock options to non-employee directors. In fiscal 2004, the Original Directors’ Plan was amended and restated to eliminate a term limit on the plan, eliminate the ability to reprice options without stockholder approval, decrease the number of shares of common stock reserved for issuance under the Original Directors’ Plan, provide the Board with the ability to make grants of restricted stock, restricted stock units or other stock-based awards instead of the automatic option grants and rename the Original Directors’ Plan, the 1993 Directors’ Stock Plan. In fiscal 2007, the Original Directors’ Plan was further amended to, among other things, increase the amounts of the annual stock option grants to directors, permit pro rata option grants to chairs of Board of Directors’ committees and to provide that the Board of Directors or the Compensation Committee may, in the future, change the option grant policy for non-employee directors (the Directors’ Plan). Under the terms of the Directors’ Plan, options to purchase 8 million shares of common stock were reserved for issuance, options are granted at not less than fair market value, become exercisable over four years, and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based awards. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options, as described below, granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2009, options to purchase approximately 4 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which approximately 2 million were vested. Approximately 2 million shares are available for future option awards under this plan of which a lesser portion than the total may be used for grants other than options.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

In connection with certain of our acquisitions, including BEA, PeopleSoft, Siebel and Hyperion, we assumed all of the outstanding stock options and other stock awards of each acquiree’s respective stock plans. These stock options and other stock awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2009, options to purchase 53 million shares of common stock and 1 million shares of restricted stock were outstanding under these plans.

The following table summarizes stock option activity for our last three fiscal years ended May 31, 2009:

	Options Outstanding
		Weighted
	Shares Under	Average
(in millions, except exercise price)	Option	Exercise Price

Balance, May 31, 2006	473	$13.25
Granted	61	$14.81
Assumed	25	$11.27
Exercised	(106)	$8.22
Canceled	(19)	$34.57

Balance, May 31, 2007	434	$13.65
Granted	61	$20.49
Assumed	36	$17.24
Exercised	(135)	$9.12
Canceled	(18)	$20.83

Balance, May 31, 2008	378	$16.37
Granted	69	$20.53
Assumed	1	$6.54
Exercised	(76)	$9.31
Canceled	(13)	$25.14

Balance, May 31, 2009	359	$18.32

Options outstanding that have vested and that are expected to vest as of May 31, 2009 are as follows:

			Weighted	In-the-Money
			Average	Options as of	Aggregate
	Outstanding	Weighted	Remaining	May 31,	Intrinsic
	Options	Average	Contract Term	2009	Value(1)
	(in millions)	Exercise Price	(in years)	(in millions)	(in millions)

Vested	209	$18.04	3.97	149	$1,065
Expected to vest(2)	136	$18.60	8.13	43	236

Total	345	$18.26	5.62	192	$1,301

(1)	The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on May 31, 2009 of $19.59 and the exercise prices for all in-the-money options outstanding, excluding tax effects.

(2)	The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2009 was approximately $631 million and is expected to be recognized over a weighted average period of 2.65 years. Approximately 14 million shares outstanding as of May 31, 2009 are not expected to vest.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Stock-Based Compensation Expense and Valuation of Awards Granted

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2009	2008	2007

Sales and marketing	$67	$51	$38
Software license updates and product support	13	10	11
Cost of services	12	13	15
Research and development	155	114	85
General and administrative	93	69	49
Acquisition related and other	15	112	9

Total stock-based compensation	355	369	207
Estimated income tax benefit included in provision for income taxes	(122)	(128)	(70)

Total stock-based compensation, net of estimated income tax benefit	$233	$241	$137

Quarterly, we assess whether there have been any significant changes in facts and circumstances that would affect our estimated forfeiture rate. The net effect of forfeiture adjustments based upon actual results was a decrease to our stock-based compensation expense of approximately $3 million for fiscal 2009, an increase of $6 million for fiscal 2008 and nominal for fiscal 2007.

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for acquired options assumed. The weighted average input assumptions used and resulting fair values were as follows for fiscal 2009, 2008, and 2007:

	Year Ended May 31,
	2009	2008	2007

Expected life (in years)	5.3	5.0	4.9
Risk-free interest rate	3.3%	4.6%	5.0%
Volatility	37%	29%	26%
Dividend yield	—	—	—
Weighted-average fair value of grants	$7.93	$7.53	$6.17

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated based on the implied volatility of our longest-term, traded options. Our expected dividend rate was zero prior to our first dividend declaration on March 18, 2009 as we did not historically pay cash dividends on our common stock and did not anticipate doing so for the foreseeable future for grants issued prior to March 18, 2009. For grants issued subsequent to March 18, 2009, we used an annualized dividend yield based on the per share dividend declared by our Board of Directors.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

Tax Benefits from Option Exercises

Total cash received as a result of option exercises was approximately $696 million, $1.2 billion and $873 million for fiscal 2009, 2008 and 2007, respectively. The aggregate intrinsic value of options exercised was $807 million, $2.0 billion and $986 million for fiscal 2009, 2008 and 2007, respectively. In connection with these exercises, the tax benefits realized by us were $252 million, $588 million and $338 million for fiscal 2009, 2008 and 2007, respectively. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $97 million, $454 million and $259 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2009, 2008, and 2007 respectively. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of our Statement 123(R) adoption date, which also affects the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities, we adopted the alternative transition method as prescribed under FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) and have amended the Purchase Plan such that employees can purchase shares of common stock at a price per share that is 95% of the fair value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2009, 78 million shares were reserved for future issuances under the Purchase Plan. We issued 3 million shares under the Purchase Plan in each of fiscal 2009, 2008 and 2007.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $258 million, $234 million and $198 million for fiscal 2009, 2008 and 2007, respectively. The number of plan participants in our defined contribution plans has generally increased in recent years primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the plan, net of forfeitures, were $78 million, $80 million and $67 million in fiscal 2009, 2008 and 2007, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were approximately $176 million and $210 million as of May 31, 2009 and 2008, respectively, and are presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

14.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2009	2008	2007

Domestic	$3,745	$3,930	$3,302
Foreign	4,089	3,904	2,684

Total income before provision for income taxes	$7,834	$7,834	$5,986

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2009	2008	2007

Current provision:
Federal	$1,341	$1,325	$864
State	361	231	147
Foreign	934	892	757

Total current provision	2,636	2,448	1,768

Deferred provision (benefit):
Federal	(177)	(96)	45
State	(52)	(24)	4
Foreign	(166)	(15)	(105)

Total deferred benefit	(395)	(135)	(56)

Total provision for income taxes	$2,241	$2,313	$1,712

Effective income tax rate	28.6%	29.5%	28.6%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2009	2008	2007

Tax provision at statutory rate	$2,742	$2,742	$2,095
Foreign earnings at other than United States rates	(673)	(569)	(580)
State tax expense, net of federal benefit	201	135	98
Settlement of audits and expiration of statutes, net	(28)	(20)	(29)
Other	(1)	25	128

Total provision for income taxes	$2,241	$2,313	$1,712

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

The components of the deferred tax assets and liabilities consist of the following:

	May 31,
(in millions)	2009	2008

Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Unremitted earnings of foreign subsidiaries	(117)	(110)
Acquired intangible assets	(1,831)	(2,143)
Other	(1)	(49)

Total deferred tax liabilities	$(2,079)	$(2,432)

Deferred tax assets:
Accruals and allowances	$492	$436
Employee compensation and benefits	401	435
Differences in timing of revenue recognition	141	176
Depreciation and amortization	219	206
Tax credit and net operating loss carryforwards	1,201	1,315
Other	44	—

Total deferred tax assets	$2,498	$2,568

Valuation allowance	$(137)	$(190)

Net deferred tax asset (liability)	$282	$(54)

Recorded as:
Current deferred tax assets	$661	$853
Non-current deferred tax assets (in other assets)	145	360
Current deferred tax liabilities (in other current liabilities)	(44)	(49)
Non-current deferred tax liabilities	(480)	(1,218)

Net deferred tax asset (liability)	$282	$(54)

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2009, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $8.9 billion and $4.8 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $2.3 billion and $1.5 billion, respectively.

The valuation allowance was $137 million at May 31, 2009 and $190 million at May 31, 2008. The net decrease is primarily attributable to the expiration of attributes of acquired entities, principally state attributes. Substantially all of the valuation allowance relates to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes upon our adoption of Statement 141(R) in fiscal 2010.

At May 31, 2009, we had federal net operating loss carryforwards of approximately $1.2 billion. These losses expire in various years between fiscal 2012 and fiscal 2028, and are subject to limitations on their utilization. We have state

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

net operating loss carryforwards of approximately $2.1 billion, which expire between fiscal 2010 and fiscal 2027, and are subject to limitations on their utilization. We have tax credit carryforwards of approximately $179 million, which are subject to limitations on their utilization. Approximately $96 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $83 million, expires in various years between fiscal 2010 and fiscal 2027.

We classify our unrecognized tax benefits as non-current income taxes payable in the accompanying consolidated balance sheet. The aggregate changes in the balance of our gross unrecognized tax benefits were as follows:

	Year Ended May 31,
(in millions)	2009	2008

Gross unrecognized tax benefits as of June 1	$1,693	$1,251
Increases related to tax positions from prior fiscal years, including acquisitions	434	256
Decreases related to tax positions from prior fiscal years	(86)	(5)
Increases related to tax positions taken during current fiscal year	370	180
Settlements with tax authorities	(41)	(20)
Lapses of statutes of limitation	(25)	(24)
Other, net	(83)	55

Total gross unrecognized tax benefits as of May 31	$2,262	$1,693

As of May 31, 2009, $1.4 billion of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $142 million during fiscal 2009. The amount of interest and penalties accrued as of May 31, 2009 was $430 million.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2007. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, issues related to certain capital gains and losses, Foreign Sales Corporation/Extraterritorial Income exemptions, stewardship deductions, stock-based compensation and foreign tax credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2009, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $315 million ($289 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2009, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $138 million ($56 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing and a technical matter of corporate restructuring, which would be affected by the possible passage of favorable legislation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

We previously negotiated three unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

submitted to the IRS a request for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a renewal for the years ending May 31, 2007 through May 31, 2011. There can be no guarantee that such negotiations will result in an agreement. During the fiscal year ended May 31, 2009, we concluded an additional bilateral agreement to cover the period from June 1, 2001 through January 25, 2008.

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

The new software license line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, content management software, portal and user interaction software, Service-Oriented Architecture and business process management software, data integration software and development tools. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as customer relationship management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, enterprise project portfolio management, enterprise performance management, procurement, sales, services, enterprise resource planning and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. In addition, the software license updates and product support line of business offers customers Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offers support for Oracle VM server virtualization software.

The consulting line of business provides services to customers in business strategy and analysis, business process simplification, solutions integration and the implementation, enhancement and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that deploy our database, middleware and applications software at our data center facilities, select partner data centers or customer facilities. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers and remote and on-site expert services. The education line of business provides instructor-led, media-based and internet-based training in the use of our database, middleware and applications software.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

The following table presents a summary of our businesses’ and operating segments’ results:

	Year Ended May 31,
(in millions)	2009	2008	2007

New software licenses:
Revenues(1)	$7,112	$7,501	$5,874
Sales and distribution expenses	4,006	4,040	3,326

Margin(2)	$3,106	$3,461	$2,548
Software license updates and product support:
Revenues(1)	$11,997	$10,507	$8,541
Cost of services	1,012	933	788

Margin(2)	$10,985	$9,574	$7,753
Total software business:
Revenues(1)	$19,109	$18,008	$14,415
Expenses	5,018	4,973	4,114

Margin(2)	$14,091	$13,035	$10,301

Consulting:
Revenues(1)	$3,221	$3,454	$2,851
Cost of services	2,686	2,914	2,384

Margin(2)	$535	$540	$467
On Demand:
Revenues(1)	$780	$695	$555
Cost of services	566	569	529

Margin(2)	$214	$126	$26
Education:
Revenues(1)	$385	$452	$387
Cost of services	282	314	272

Margin(2)	$103	$138	$115
Total services business:
Revenues(1)	$4,386	$4,601	$3,793
Cost of services	3,534	3,797	3,185

Margin(2)	$852	$804	$608

Totals:
Revenues(1)	$23,495	$22,609	$18,208
Expenses	8,552	8,770	7,299

Margin(2)	$14,943	$13,839	$10,909

(1)	Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting included $243 million, $179 million and $212 million of revenues that we did not recognize in the accompanying consolidated statements of operations for fiscal 2009, 2008 and 2007, respectively. See Note 9 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)	The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, restructuring costs, acquisition related and other expenses or stock-based compensation.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2009	2008	2007

Total revenues for reportable segments	$23,495	$22,609	$18,208
Software license updates and product support revenues(1)	(243)	(179)	(212)

Total revenues	$23,252	$22,430	$17,996

Total margin for reportable segments	$14,943	$13,839	$10,909
Software license updates and product support revenues(1)	(243)	(179)	(212)
Product development and information technology expenses	(2,984)	(3,012)	(2,460)
Marketing and partner program expenses	(439)	(460)	(424)
Corporate and general and administrative expenses	(634)	(677)	(575)
Amortization of intangible assets	(1,713)	(1,212)	(878)
Acquisition related and other	(117)	(124)	(140)
Restructuring	(117)	(41)	(19)
Stock-based compensation	(340)	(257)	(198)
Interest expense	(630)	(394)	(343)
Non-operating income, net	108	351	326

Income before provision for income taxes	$7,834	$7,834	$5,986

(1)	Software license updates and product support revenues for management reporting include $243 million, $179 million and $212 million of revenues that we did not recognize in the accompanying consolidated statements of operations for fiscal 2009, 2008 and 2007, respectively. See Note 9 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for fiscal 2009, fiscal 2008 or fiscal 2007.

	As of and for the Year Ended May 31,
	2009		2008		2007
		Long Lived		Long Lived		Long Lived
(in millions)	Revenues	Assets(1)	Revenues	Assets(1)	Revenues	Assets(1)

United States	$10,190	$1,466	$9,650	$1,465	$7,826	$1,404
United Kingdom	1,587	89	1,655	110	1,293	111
Japan	1,189	485	1,068	207	909	164
Germany	956	5	983	9	720	11
France	856	8	858	21	635	16
Canada	737	13	737	15	548	10
Other countries	7,737	462	7,479	532	6,065	415

Total	$23,252	$2,528	$22,430	$2,359	$17,996	$2,131

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

16.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2009	2008	2007

Net income	$5,593	$5,521	$4,274

Weighted average common shares outstanding	5,070	5,133	5,170
Dilutive effect of employee stock plans	60	96	99

Dilutive weighted average common shares outstanding	5,130	5,229	5,269

Basic earnings per share	$1.10	$1.08	$0.83
Diluted earnings per share	$1.09	$1.06	$0.81
Shares subject to anti-dilutive stock options excluded from calculation(1)	173	98	76

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future. See Note 13 for information regarding the prices of our outstanding, unexercised options.

17.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

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

On October 13, 2008, the parties participated in a court-ordered mediation, which did not result in a settlement. On October 20, 2008, defendants filed a motion for summary judgment, and plaintiffs filed a motion for summary judgment against our Chief Executive Officer. The parties also filed several motions challenging the admissibility of the testimony of various expert witnesses. Opposition briefs were filed on November 17, 2008, and reply briefs were filed on December 12, 2008. A hearing on all these motions was held on February 13, 2009.

On June 16, 2009, the court issued an order granting defendants’ motion for summary judgment and denying plaintiffs’ motion for summary judgment against our Chief Executive Officer, and it entered a judgment dismissing the entire case with prejudice. We expect plaintiffs will appeal. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief.

EpicRealm/Parallel Networks Intellectual Property Litigation

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

On April 13, 2007, EpicRealm filed an Answer and Counterclaim in which it: (1) denies our noninfringement and invalidity allegations; (2) alleges that we have willfully infringed, and are willfully infringing, the ‘554 Patent and ‘335 Patent; and (3) requests a permanent injunction, an award of unspecified money damages, interest, attorneys’ fees, and costs. On May 7, 2007, we filed an Answer to EpicRealm’s infringement counterclaim, denying EpicRealm’s infringement allegations and asserting affirmative defenses. In August 2007, the patents-in-suit were sold to Parallel Networks, LLC, which thereafter substituted in as the defendant in place of EpicRealm.

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part Parallel Networks’s motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, Parallel Networks filed a notice of appeal, and filed its opening brief on April 10, 2009. Under the current schedule, briefing on this appeal is scheduled to be completed by October 9, 2009. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. Further mediation is scheduled for August 2009. We will continue to pursue this action vigorously.

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG,

ORACLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
May 31, 2009

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

On May 28, 2009, the court held a case management conference. On June 11, 2009, the court entered a Stipulated Revised Case Management and Pretrial Order. Pursuant to the terms of that order, Oracle may move to amend its complaint to add claims for infringement of Oracle’s Siebel software programs and any other claims or allegations agreed to by the parties prior to July 15, 2009. The order allows SAP to file an early motion for summary judgment directed to Oracle’s damages theory. The court set a new trial date of November 2010 and made certain other changes to the pretrial schedule.

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

SCHEDULE II

ORACLE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged
	Beginning	to Operations or		Translation	Ending
(in millions)	Balance	Other Accounts	Write-offs	Adjustments	Balance

Trade Receivable Allowances
Year Ended:
May 31, 2007	$325	244	(268)	5	$306

May 31, 2008	$306	164	(182)	15	$303

May 31, 2009	$303	118	(128)	(23)	$270

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2009.

ORACLE CORPORATION

By:	/s/ Lawrence J. Ellison
Lawrence J. Ellison, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Lawrence J. Ellison Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2009

/s/ Jeff Epstein Jeff Epstein	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 29, 2009

/s/ William Corey West William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 29, 2009

/s/ Jeffrey O. Henley Jeffrey O. Henley	Chairman of the Board of Directors	June 29, 2009

/s/ Jeffrey S. Berg Jeffrey S. Berg	Director	June 29, 2009

/s/ H. Raymond Bingham H. Raymond Bingham	Director	June 29, 2009

/s/ Michael J. Boskin Michael J. Boskin	Director	June 29, 2009

/s/ Safra A. Catz Safra A. Catz	President and Director	June 29, 2009

/s/ Bruce R. Chizen Bruce R. Chizen	Director	June 29, 2009

/s/ George H. Conrades George H. Conrades	Director	June 29, 2009

/s/ Hector Garcia-Molina Hector Garcia-Molina	Director	June 29, 2009

/s/ Donald L. Lucas Donald L. Lucas	Director	June 29, 2009

/s/ Charles E. Phillips, Jr. Charles E. Phillips, Jr.	President and Director	June 29, 2009

/s/ Naomi O. Seligman Naomi O. Seligman	Director	June 29, 2009

ORACLE CORPORATION
INDEX OF EXHIBITS

			Incorporated by Reference					Filed
Exhibit						Filing		Here
No.		Exhibit Description	Form	File No	Exhibit	Date	Filed By	with

2.01		Agreement and Plan of Merger, dated January 16, 2008, among Oracle Corporation, BEA Systems, Inc. and Bronco Acquisition Corporation	8-K	000-22369	2.1	1/17/08	BEA Systems, Inc.
2.02		Agreement and Plan of Merger, dated April 19, 2009, among Oracle Corporation, Sun Microsystems, Inc. and Soda Acquisition Corporation	8-K	000-15086	2.1	4/20/09	Sun Microsystems, Inc.
3.01		Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation
3.02		Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation
4.01		Specimen Certificate of Registrant’s Common Stock	10-K	000-51788	4.01	7/21/06	Oracle Corporation
4.02		Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation
4.03		Forms of Old 2011 Note and Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation
4.04		Forms of New 5.00% Note due 2011 and New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation
4.05		First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation
4.06		Forms of New Floating Rate Note due 2009 and New Floating Rate Note due 2010, together with Officers’ Certificate issued May 15, 2007 setting forth the terms of the Notes	8-K	000-51788	4.01	5/15/07	Oracle Corporation
4.07		Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation
10	.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation
10	.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of February 8, 2005	10-Q	000-14376	10.01	9/28/05	Oracle Systems Corporation

			Incorporated by Reference					Filed
Exhibit						Filing		Here
No.		Exhibit Description	Form	File No	Exhibit	Date	Filed By	with

10	.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 14, 2008	10-Q	000-51788	10.03	9/22/08	Oracle Corporation
10	.04*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999	10-Q	000-14376	10.11	1/14/00	Oracle Systems Corporation
10	.05*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000	10-K	000-14376	10.09	8/28/00	Oracle Systems Corporation
10	.06*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000	10-K	000-14376	10.10	8/28/00	Oracle Systems Corporation
10	.07*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004	8-K	000-14376	10.07	11/4/04	Oracle Systems Corporation
10	.08*	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan	10-Q	000-51788	10.08	9/26/07	Oracle Corporation
10	.09*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-14376	10.09	9/17/04	Oracle Systems Corporation
10	.10*	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	000-14376	10.10	9/17/04	Oracle Systems Corporation
10	.11*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and Employment Agreement dated May 15, 2003	10-Q	000-14376	10.11	9/17/04	Oracle Systems Corporation
10	.12*	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr.	8-K	000-14376	10.25	8/30/05	Oracle Systems Corporation
10	.13*	Offer letter dated September 7, 2004 to Juergen Rottler and Employment Agreement dated September 3, 2004	10-Q	000-14376	10.13	9/17/04	Oracle Systems Corporation
10	.14*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales	10-Q	000-14376	10.29	1/5/06	Oracle Systems Corporation
10	.15*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Sales and Consulting	10-Q	000-14376	10.30	1/5/06	Oracle Systems Corporation
10.16		Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation
10.17		Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006	8-K	000-51788	10.3	2/9/06	Oracle Corporation

			Incorporated by Reference					Filed
Exhibit						Filing		Here
No.		Exhibit Description	Form	File No	Exhibit	Date	Filed By	with

10.18		$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.4	3/21/06	Oracle Corporation
10	.19*	Description of the Fiscal Year 2008 Executive Bonus Plan	10-Q	000-51788	10.28	12/21/07	Oracle Corporation
10.20		$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 18, 2008, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.29	3/21/08	Oracle Corporation
10	.21*	Offer letter dated August 19, 2008 to Jeffrey E. Epstein and employment agreement dated August 19, 2008	8-K	000-51788	10.23	8/27/08	Oracle Corporation
10	.22*	Description of the Fiscal Year 2009 Executive Bonus Plan	8-K	000-51788	10.24	10/16/08	Oracle Corporation
10	.23*	Employment Agreement of Loic Le Guisquet dated November 18, 1999	10-Q	000-51788	10.25	3/23/09	Oracle Corporation
10.24		$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 17, 2009, among Oracle Corporation and the lenders and agents named therein	10-Q	000-51788	10.26	3/23/09	Oracle Corporation
12.01		Consolidated Ratio of Earnings to Fixed Charges						X
21.01		Subsidiaries of the Registrant						X
23.01		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X
31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X
31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X
32.01		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

*	Indicates management contract or compensatory plan or arrangement.