Form 10-Q
period 2009-08-31
ORACLE CORP
filed 2009-09-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number: 000-51788

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Oracle Parkway Redwood City, California	94065 (Zip Code)
(Address of principal executive offices)

(650) 506-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The number of shares of registrant’s common stock outstanding as of September 16, 2009 was: 5,013,168,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2009 and May 31, 2009

(Unaudited)

(in millions, except per share data)	August 31, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,098	$8,995
Marketable securities	4,467	3,629
Trade receivables, net of allowances of $245 and $270 as of August 31, 2009 and May 31, 2009	2,584	4,430
Deferred tax assets	710	661
Prepaid expenses and other current assets	586	866

Total current assets	24,445	18,581

Non-current assets:
Property, net	1,924	1,922
Intangible assets: software support agreements and related relationships, net	3,280	3,411
Intangible assets: other, net	3,606	3,858
Goodwill	18,867	18,842
Other assets	876	802

Total non-current assets	28,553	28,835

Total assets	$52,998	$47,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,001	$1,001
Accounts payable	260	271
Accrued compensation and related benefits	1,033	1,409
Deferred revenues	5,283	4,592
Other current liabilities	1,583	1,876

Total current liabilities	9,160	9,149

Non-current liabilities:
Notes payable and other non-current borrowings	13,723	9,237
Income taxes payable	2,485	2,423
Deferred tax liabilities	465	480
Other non-current liabilities	678	682

Total non-current liabilities	17,351	12,822

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,012 shares as of August 31, 2009 and 5,005 shares as of May 31, 2009	13,319	12,980
Retained earnings	12,563	11,894
Accumulated other comprehensive income	261	216

Total Oracle Corporation stockholders’ equity	26,143	25,090
Noncontrolling interests	344	355

Total equity	26,487	25,445

Total liabilities and equity	$52,998	$47,416

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2009 and 2008

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2009	2008
Revenues:
New software licenses	$1,028	$1,237
Software license updates and product support	3,117	2,935

Software revenues	4,145	4,172
Services	909	1,159

Total revenues	5,054	5,331

Operating expenses:
Sales and marketing	960	1,112
Software license updates and product support	226	282
Cost of services	782	1,026
Research and development	660	708
General and administrative	201	206
Amortization of intangible assets	431	413
Acquisition related and other	6	49
Restructuring	48	14

Total operating expenses	3,314	3,810

Operating income	1,740	1,521
Interest expense	(179)	(159)
Non-operating income, net	1	82

Income before provision for income taxes	1,562	1,444
Provision for income taxes	438	367

Net income	$1,124	$1,077

Earnings per share:
Basic	$0.22	$0.21

Diluted	$0.22	$0.21

Weighted average common shares outstanding:
Basic	5,009	5,152

Diluted	5,063	5,235

Dividends declared per common share	$0.05	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2009 and 2008

(Unaudited)

	Three Months Ended August 31,
(in millions)	2009	12008
Cash Flows From Operating Activities:
Net income	$1,124	$1,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61	64
Amortization of intangible assets	431	413
Deferred income taxes	(75)	(53)
Stock-based compensation	84	91
Tax benefits on the exercise of stock options	51	101
Excess tax benefits on the exercise of stock options	(30)	(65)
Other, net	40	19
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,870	1,812
Decrease in prepaid expenses and other assets	251	397
Decrease in accounts payable and other liabilities	(642)	(906)
Decrease in income taxes payable	(9)	(361)
Increase in deferred revenues	582	651

Net cash provided by operating activities	3,738	3,240

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(2,760)	(3,188)
Proceeds from maturities and sales of marketable securities and other investments	1,947	1,420
Acquisitions, net of cash acquired	(79)	(395)
Capital expenditures	(55)	(323)

Net cash used for investing activities	(947)	(2,486)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(244)	(500)
Proceeds from issuances of common stock	247	280
Payment of dividends to stockholders	(251)	—
Proceeds from borrowings, net of issuance costs	4,461	—
Repayments of borrowings	—	(4)
Excess tax benefits on the exercise of stock options	30	65
Distributions to noncontrolling interests	(34)	(30)

Net cash provided by (used for) financing activities	4,209	(189)

Effect of exchange rate changes on cash and cash equivalents	103	(274)

Net increase in cash and cash equivalents	7,103	291
Cash and cash equivalents at beginning of period	8,995	8,262

Cash and cash equivalents at end of period	$16,098	$8,553

Non-cash investing and financing transactions:
Decrease in unsettled repurchases of common stock	$(1)	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2010. In the first quarter of fiscal 2010, we adopted certain new accounting pronouncements that affected our significant accounting policies, including Financial Accounting Standards Board (FASB) Statement No. 141 (revised 2007), Business Combinations and related Staff Positions. We disclosed our accounting policies for these new pronouncements in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. There have been no other significant changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

As a result of our fiscal 2010 adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, we retrospectively classified noncontrolling interest positions of certain of our consolidated entities as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a component of non-operating income, net in our condensed consolidated statements of operations.

Certain other prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

In accordance with FASB Statement No. 165, Subsequent Events, we evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on September 21, 2009.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options. As a result of our adoption of Statement 141(R) in fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of the accounting for our acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

	Three Months Ended August 31,
(in millions)	2009	2008
Transitional and other employee related costs	$3	$27
Stock-based compensation	—	5
Professional fees and other, net	3	8
Business combination adjustments	—	9

Total acquisition related and other expenses	$6	$49

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and other income (losses), net, including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended August 31,
(in millions)	2009	2008
Interest income	$35	$88
Foreign currency (losses) gains, net	(19)	9
Noncontrolling interests in income	(24)	(16)
Other income, net	9	1

Total non-operating income, net	$1	$82

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, foreign currency translation gains and losses, gains and losses related to certain of our derivative financial instruments that are reflected in Oracle Corporation stockholders’ equity and unrealized gains and losses on marketable debt and equity securities that we classify as available-for-sale. The following table sets forth the calculation of comprehensive income:

	Three Months Ended August 31,
(in millions)	2009	2008
Net income	$1,124	$1,077
Foreign currency translation gains (losses), net	52	(243)
Unrealized (losses) gains on derivative financial instruments, net	(7)	19
Unrealized gains on marketable securities, net	—	1

Comprehensive income	$1,169	$854

Recent Accounting Pronouncements

Measuring Liabilities at Fair Value:    In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (Update 2009-05). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We will adopt Update 2009-05 in the second quarter of fiscal 2010 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Accounting Standards Codification:    In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt the Codification in the second quarter of fiscal 2010. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

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

Variable Interest Entities:    In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt Statement 167 in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

2.	ACQUISITIONS

Proposed Acquisition of Sun Microsystems, Inc. and Other Proposed Acquisitions

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

Completion of this transaction is subject to customary closing conditions, including regulatory clearance under the applicable antitrust laws of the European Commission and other jurisdictions.

Separately, in the first quarter of fiscal 2010, we agreed to acquire certain other companies for amounts that are not material to our business. We expect these transactions to close in the second quarter of fiscal 2010.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Fiscal 2010 Acquisitions

During the first quarter of fiscal 2010, we acquired several companies and purchased certain technology and development assets to expand our product offerings. These acquisitions were not significant individually or in the aggregate. We have accounted for these acquisitions in accordance with Statement 141(R). We have included the financial results of these companies in our consolidated results from their respective acquisition dates. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Fiscal 2009 Acquisitions

During fiscal 2009, we acquired several companies and purchased certain technology and development assets to expand our product offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. In the aggregate, the total purchase price for these acquisitions was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash, $1 million for the fair value of stock awards assumed and $13 million for transaction costs. In allocating the total purchase price for these acquisitions based on estimated fair values, we preliminarily recorded $712 million of goodwill, $587 million of identifiable intangible assets, $100 million of net tangible liabilities (resulting primarily from deferred tax and restructuring liabilities assumed as a part of these transactions) and $10 million of in-process research and development. The preliminary allocation of purchase price for certain of these acquisitions were based upon preliminary valuations and our estimates and assumptions are subject to change. The primary areas of the purchase price allocations that are not yet finalized relate to certain restructuring liabilities, intangible assets, legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle and certain other companies that we acquired since the beginning of fiscal 2009 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2009. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock awards assumed and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2009. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2009.

The unaudited pro forma financial information for the first quarter of fiscal 2010 combined the historical results of Oracle for the three months ended August 31, 2009 and the historical results for certain other companies that we acquired since the beginning of fiscal 2010 based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the effects of the pro forma adjustments (some of which are based upon preliminary estimates) listed above.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

The unaudited pro forma financial information for the first quarter of fiscal 2009 combined the historical results of Oracle for the three months ended August 31, 2008 and the historical results of certain other companies that we acquired since the beginning of fiscal 2009 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for the first quarters of fiscal 2010 and 2009:

	Three Months Ended August 31,
(in millions, except per share data)	2009	2008
Total revenues	$5,060	$5,415
Net income	$1,124	$1,067
Basic earnings per share	$0.22	$0.21
Diluted earnings per share	$0.22	$0.20

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with the guidance provided by FASB Statement No. 157, Fair Value Measurements and certain related FASB Staff Positions. Statement 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	August 31, 2009			May 31, 2009
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,146	$—	$2,146	$467	$—	$467
U.S. Treasury, U.S. government and U.S. government agency debt securities	3,830	—	3,830	4,078	—	4,078
Commercial paper debt securities	—	1,872	1,872	—	1,365	1,365
Corporate debt securities and other	—	2,439	2,439	—	1,335	1,335

Total assets	$5,976	$4,311	$10,287	$4,545	$2,700	$7,245

Liabilities:
Derivative financial instrument liabilities	$—	$29	$29	$—	$35	$35

Total liabilities	$—	$29	$29	$—	$35	$35

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

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in the condensed consolidated financial statements. Based on the trading prices of our $14.75 billion and $10.25 billion senior notes that were outstanding as of August 31, 2009 and May 31, 2009, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of our borrowings at August 31, 2009 and May 31, 2009 was $15.87 billion and $10.79 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2010 and the net book value of intangible assets at August 31, 2009 and May 31, 2009 were as follows:

(Dollars in millions)	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	May 31, 2009	Additions	August 31, 2009	May 31, 2009	Expense	August 31, 2009	May 31, 2009	August 31, 2009

Software support agreements and related relationships	$5,012	$8	$5,020	$(1,601)	$(139)	$(1,740)	$3,411	$3,280	9 years
Developed technology	3,844	28	3,872	(1,925)	(179)	(2,104)	1,919	1,768	5 years
Core technology	1,502	5	1,507	(687)	(65)	(752)	815	755	6 years
Customer relationships	1,284	5	1,289	(320)	(39)	(359)	964	930	8 years
Trademarks	273	2	275	(113)	(9)	(122)	160	153	7 years

Total	$11,915	$48	$11,963	$(4,646)	$(431)	$(5,077)	$7,269	$6,886

Total amortization expense related to our intangible assets was $431 million and $413 million for the three months ended August 31, 2009 and 2008, respectively. Estimated future amortization expense related to our intangible assets was $1.2 billion for the remainder of fiscal 2010, $1.4 billion in fiscal 2011, $1.2 billion in fiscal 2012, $1.1 billion in fiscal 2013, $890 million in fiscal 2014, $703 million in fiscal 2015 and $372 million thereafter.

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for the three months ended August 31, 2009 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Total
Balances as of May 31, 2009	$5,716	$11,334	$1,792	$18,842
Goodwill from acquisitions	22	17	2	41
Goodwill adjustments(1)	(6)	(6)	(4)	(16)

Balances as of August 31, 2009	$5,732	$11,345	$1,790	$18,867

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement or purchase price allocation period (which can be up to one year from date of acquisition). All of our goodwill adjustments recorded during fiscal 2010 relate to acquisitions that were consummated prior to fiscal 2010.

5.	NOTES PAYABLE AND OTHER BORROWINGS

In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.750% notes due July 2014 (2014 Notes), $1.75 billion of 5.000% notes due July 2019 (2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes and, together with 2014 Notes and 2019 Notes, the Senior Notes). We issued the Senior Notes for general corporate purposes and future acquisitions, including our proposed acquisition of Sun and acquisition related expenses.

The effective interest yields of the 2014 Notes, 2019 Notes and 2039 Notes at August 31, 2009 were 3.750%, 5.056% and 6.188%, respectively. On September 1, 2009 we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (see Note 8 for additional information).

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

The Senior Notes rank pari passu with any commercial paper notes that we may issue pursuant to our commercial paper program (see Note 7 of Notes to Consolidated Financial Statements included in our fiscal 2009 Annual Report on Form 10-K for further information on our commercial paper program) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation will be effectively senior to the Senior Notes.

We were in compliance with all debt-related covenants at August 31, 2009. Future principal payments of our borrowings at August 31, 2009 were as follows: $1.0 billion in fiscal 2010, $2.25 billion in fiscal 2011, none in fiscal 2012, $1.25 billion in fiscal 2013, none in fiscal 2014, $1.5 billion in fiscal 2015 and $8.75 billion thereafter.

There have been no other significant changes in our notes payable and other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

6.	RESTRUCTURING ACTIVITIES

Fiscal 2009 Oracle Restructuring Plan

During the third quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our Oracle-based operations (the 2009 Plan). Our management amended the 2009 Plan in the first quarter of fiscal 2010 to reflect additional actions that we expect to take over the course of fiscal 2010. The total estimated restructuring costs associated with the 2009 Plan are $441 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In the first quarter of fiscal 2010, we recorded $48 million of restructuring expenses in connection with the 2009 Plan. We expect to incur the majority of the approximately $300 million that is remaining during fiscal 2010. Any changes to the estimates of executing the 2009 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans Adopted Prior to Fiscal 2010

During the fourth quarter of fiscal 2008 and third quarter of fiscal 2006, our management approved, committed to and initiated plans to restructure certain pre-acquisition operations of BEA Systems, Inc. (BEA Restructuring Plan) and Siebel Systems, Inc. (Siebel Restructuring Plan), respectively. Our management initiated these plans in connection with our acquisitions of these companies in order to improve the cost efficiencies in our operations. These plans were initiated and approved prior to our adoption of Statement 141(R). Costs related to these restructuring plans were originally recognized as liabilities assumed in each of the respective business combinations and included in the allocation of the cost to acquire these companies and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plans. Future decreases to the estimates of executing these acquisition related restructuring plans will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the acquisition related restructuring plans will be recorded to operating expenses. The total restructuring costs associated with exiting activities of BEA were $208 million, consisting of severance, excess facilities obligations through fiscal 2017, as well as other restructuring costs. The total restructuring costs associated with exiting activities of Siebel were $588 million, consisting of severance, excess facilities obligations through fiscal 2022, and other restructuring costs.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2009(2)	Three Months Ended August 31, 2009				Accrued Aug. 31, 2009(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2009 Oracle Restructuring Plan
New software licenses	$12	$20	$4	$(15)	$(1)	$20	$53	$162
Software license updates and product support	—	—	2	(1)	—	1	2	21
Services	22	11	(2)	(16)	—	15	45	209
Other(1)	13	17	(1)	(5)	—	24	36	49

Total Fiscal 2009 Oracle Restructuring	$47	$48	$3	$(37)	$(1)	$60	$136	$441

BEA Restructuring Plan
Severance	$52	$—	$(8)	$(3)	$1	$42	$136	$136
Facilities	33	—	(2)	(4)	—	27	57	57
Contracts and other	8	—	—	(1)	—	7	15	15

Total BEA Restructuring	$93	$—	$(10)	$(8)	$1	$76	$208	$208

Siebel Restructuring Plan
Severance	$—	$—	$—	$—	$—	$—	$59	$59
Facilities	146	—	3	(8)	1	142	498	498
Contracts and other	7	—	(5)	—	—	2	31	31

Total Siebel Restructuring	$153	$—	$(2)	$(8)	$1	$144	$588	$588

Total Other Restructuring Plans	$96	$—	$(3)	$(7)	$10	$96

Total Restructuring Plans(6)	$389	$48	$(12)	$(60)	$11	$376

(1)	Includes severance costs associated with research and development, general and administrative functions, and certain other facility related costs.

(2)

Accrued restructuring at August 31, 2009 and May 31, 2009 was $376 million and $389 million, respectively. The balances include $176 million and $203 million recorded in other current liabilities and $200 million and $186 million recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets at August 31, 2009 and May 31, 2009, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)

All plan adjustments are changes in estimates whereby all increases in costs are recorded to operating expenses in the period of adjustment with decreases in costs of Oracle-based plans recorded to operating expenses and decreases in costs of acquisition related plans adopted prior to fiscal 2010 recorded as adjustments to goodwill indefinitely.

(5)	Represents foreign currency translation and other adjustments.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed significant.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2009	May 31, 2009
Software license updates and product support	$4,840	$4,158
Services	245	243
New software licenses	198	191

Deferred revenues, current	5,283	4,592
Deferred revenues, non-current (in other non-current liabilities)	175	204

Total deferred revenues	$5,458	$4,796

Deferred software license updates and product support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred service revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions or software license transactions that cannot be segmented from consulting services, or certain extended payment term arrangements.

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed from our acquisitions in the amount of $9 million and $91 million which would have been otherwise recorded by our acquired businesses as independent entities, for the three months ended August 31, 2009 and 2008, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

On December 1, 2008, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. The adoption of Statement 161 had no impact on our consolidated financial position or results of operations and only required additional financial statement disclosures. We have applied the requirements of Statement 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements

Cash Flow Hedges

We use an interest rate swap agreement to manage the economic effect of variable interest obligations associated with our senior notes due May 2010 (Floating Rate Notes) so that the interest payable on the Floating Rate Notes effectively became fixed at a rate of 4.59%, thereby reducing the impact of future interest rate changes on our future interest expense. The critical terms of the interest rate swap agreement and the Floating Rate Notes match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, we have designated this swap agreement as a qualifying hedging instrument and are accounting for it as a cash flow hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

Hedging Activities. The unrealized losses on this interest rate swap agreement are included in accumulated other comprehensive income and the corresponding fair value payables are included in other current liabilities in our consolidated balance sheet. The periodic interest settlements, which occur at the same interval as the Floating Rate Notes, are recorded as interest expense.

Fair Value Hedges

On September 1, 2009 we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively will become variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to Statement 133. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair value of these interest rate swap agreements will be recognized as interest expense in our consolidated statements of operations with the corresponding amount included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged will be recognized as interest expense in our consolidated statement of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, will be recorded as interest expense.

We do not use any interest rate swap agreements for trading purposes.

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

As of August 31, 2009, we had one net investment hedge in Japanese Yen. The Yen net investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and secondary offering of our majority owned subsidiary, Oracle Japan. As of August 31, 2009, the fair value of our net investment hedge in Japanese Yen was nominal and had a notional amount of $704 million.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

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

As of August 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were approximately $1.1 billion and $99 million, respectively, and the notional amounts of the foreign currency forward contracts we held to purchase European Euros in exchange for other major international currencies were €176 million ($250 million).

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of August 31, 2009 and for the three months then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

	August 31, 2009
(in millions)	Balance Sheet Location	Fair Value
Interest rate swap agreement designated as cash flow hedge	Other current liabilities	$29
Foreign currency forward contracts designated as net investment hedges	Other current liabilities	—

Total derivatives designated as hedging instruments		$29

Foreign currency forward contracts not designated as hedges	Other current liabilities	$—

Total derivatives		$29

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	Three Months Ended August 31, 2009	Three Months Ended August 31, 2009		Three Months Ended August 31, 2009
Cash flow hedges:
Interest rate swap	$(2)	Interest Expense	$(9)	Non-operating Income, net	$—

Net investment hedges:
Foreign currency forward contracts	$(11)	Not Applicable	$—	Non-operating Income, net	$1

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)	Three Months Ended August 31, 2009
Derivatives Not Designated as Hedges:
Foreign currency forward contracts	Non-operating Income, net	$(29)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

9.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of August 31, 2009, approximately $6.0 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 11.4 million shares for $243 million during the three months ended August 31, 2009 (including approximately 0.5 million shares for $11 million that were repurchased but not settled at August 31, 2009) and approximately 22.7 million shares for $500 million during the three months ended August 31, 2008 (including 1.1 million shares for $24 million that were repurchased but not settled at August 31, 2008) under the applicable repurchase programs authorized.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchase of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

In the first quarter of fiscal 2010, our Board of Directors declared a cash dividend of $0.05 per share of our outstanding common stock, which we paid during the same period.

In September 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on November 4, 2009 to stockholders of record as of the close of business on October 14, 2009. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2009	2008
Sales and marketing	$16	$19
Software license updates and product support	4	3
Cost of services	3	3
Research and development	32	37
General and administrative	29	24
Acquisition related and other	—	5

Total stock-based compensation	$84	$91

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three months ended August 31, 2009 and 2008:

	Three Months Ended August 31,
	2009	2008
Expected life (in years)	5.3	5.4
Risk-free interest rate	2.5%	3.4%
Volatility	32%	36%
Dividend yield	1.0%	—
Weighted-average fair value of grants	$6.33	$7.86

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

10.    INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Our effective tax rate was 28.0% and 25.4% for the three months ended August 31, 2009 and 2008, respectively.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

11.    SEGMENT INFORMATION

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

The new software licenses line of business is engaged in the licensing of database and middleware software as well as applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, content management software, portal and user interaction software, Service-Oriented Architecture and business process management software, data integration software and development tools. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as customer relationship management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, enterprise project portfolio management, enterprise performance management, procurement, sales, services, enterprise resource planning and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. In addition, the software license updates and product support line of business offers customers Oracle Unbreakable Linux Support, which provides enterprise level support for the Linux operating system, and also offers support for Oracle VM server virtualization software.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

The following table presents a summary of our businesses’ and operating segments’ results:

	Three Months Ended August 31,
(in millions)	2009	2008
New software licenses:
Revenues(1)	$1,026	$1,234
Sales and distribution expenses	812	968

Margin(2)	$214	$266
Software license updates and product support:
Revenues(1)	$3,126	$3,026
Cost of services	208	264

Margin(2)	$2,918	$2,762
Total software business:
Revenues(1)	$4,152	$4,260
Expenses	1,020	1,232

Margin(2)	$3,132	$3,028
Consulting:
Revenues(1)	$659	$858
Cost of services	570	756

Margin(2)	$89	$102
On Demand:
Revenues(1)	$180	$195
Cost of services	123	145

Margin(2)	$57	$50
Education:
Revenues(1)	$72	$109
Cost of services	56	79

Margin(2)	$16	$30
Total services business:
Revenues(1)	$911	$1,162
Cost of services	749	980

Margin(2)	$162	$182
Totals:
Revenues(1)	$5,063	$5,422
Expenses	1,769	2,212

Margin(2)	$3,294	$3,210

(1)

Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting included $9 million and $91 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2009 and 2008, respectively. See Note 7 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses incurred in support of the lines of business. Additionally, the margins do not reflect the amortization of intangible assets, acquisition related and other expenses, restructuring costs, or stock-based compensation.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2009	2008
Total revenues for reportable segments	$5,063	$5,422
Software license updates and product support revenues(1)	(9)	(91)

Total revenues	$5,054	$5,331

Total margin for reportable segments	$3,294	$3,210
Software license updates and product support revenues(1)	(9)	(91)
Product development and information technology expenses	(716)	(767)
Marketing and partner program expenses	(94)	(94)
Corporate and general and administrative expenses	(162)	(166)
Amortization of intangible assets	(431)	(413)
Acquisition related and other	(6)	(49)
Restructuring	(48)	(14)
Stock-based compensation	(84)	(86)
Interest expense	(179)	(159)
Non-operating income, net	(3)	73

Income before provision for income taxes	$1,562	$1,444

(1)

Software license updates and product support revenues for management reporting include $9 million and $91 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2009 and 2008, respectively. See Note 7 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

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

	Three Months Ended August 31,
(in millions, except per share data)	2009	2008
Net income	$1,124	$1,077

Weighted average common shares outstanding	5,009	5,152
Dilutive effect of employee stock plans	54	83

Dilutive weighted average common shares outstanding	5,063	5,235

Basic earnings per share	$0.22	$0.21
Diluted earnings per share	$0.22	$0.21
Shares subject to anti-dilutive stock options excluded from calculation(1)	201	143

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

13.    LEGAL PROCEEDINGS

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

On June 16, 2009, the court issued an order granting defendants’ motion for summary judgment and denying plaintiffs’ motion for summary judgment against our Chief Executive Officer, and it entered a judgment dismissing the entire case with prejudice. On July 14, 2009, plaintiffs filed a notice of appeal. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief.

EpicRealm/Parallel Networks Intellectual Property Litigation

On June 30, 2006, we filed a declaratory judgment action against EpicRealm Licensing, LP (“EpicRealm”) in the United States District Court, District of Delaware, seeking a judicial declaration of noninfringement and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part Parallel Networks’s motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, Parallel Networks filed a notice of appeal, and filed its opening brief on April 10, 2009. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. Oracle’s opposition on appeal was filed on September 10, 2009, and EpicRealm’s reply is due October 9, 2009. We will continue to pursue this action vigorously.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2009

(Unaudited)

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

On July 15, 2009, Oracle filed a motion for leave to file a Fourth Amended Complaint to add claims for infringement of Oracle’s Siebel software and database programs. The Court granted Oracle’s motion and Oracle filed its Fourth Amended Complaint on August 18, 2009. The SAP Defendants filed an Answer to Oracle’s Fourth Amended Complaint on August 26, 2009.

On August 26, 2009, the SAP Defendants filed an early motion for summary judgment directed to Oracle’s damages theory. Oracle’s opposition is due September 23, 2009. That motion is set to be heard on October 28, 2009.

On June 11, 2009, the court entered a Stipulated Revised Case Management and Pretrial Order, pursuant to which the court set a new trial date of November 2010.

Other Litigation

We are party to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2010, which runs from June 1, 2009 to May 31, 2010.

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

Software Business

Our software business, which represented 82% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software license revenues and (2) software license updates and product support revenues. On a constant currency basis we expect that our software business revenues generally will continue to increase due to continued demand for our products, including the high percentage of customers that renew their software license update and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:    We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. Our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 30% of our total revenues on a trailing 4-quarter basis. Our new software license margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over the corresponding quarterly periods and because our costs are predominantly fixed in the short term. However, our new software license margins have been, and will continue to be, affected by the amortization of intangible assets associated with companies that we have acquired.

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

Software license updates and product support revenues, which represented approximately 52% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the trailing 4-quarters were 84%, and accounted for 82% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business acquisitions (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•

substantially all of our customers purchase license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenues growth was flat or declined modestly, software license updates and product support revenues would most likely continue to grow in comparison to the corresponding prior year periods assuming renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software license transactions add to our support contract base; and

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We record adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $9 million and $91 million for the three months ended August 31, 2009 and 2008, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 18% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:    Our consulting line of business provides services to customers in business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades of our database, middleware and applications software. The amount of consulting revenues recognized tends to lag software revenue recognition by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Our consulting revenues are dependent upon general economic conditions and the level of new software license sales, particularly our application product sales. To the extent we are able to grow our new software license revenues, in particular our application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

On Demand:    On Demand includes Oracle On Demand and our Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. Recently, we have grown the base of customers that have purchased certain of our On Demand services while managing our expenses to a consistent or lower level in comparison to the prior year periods. To the extent we are able to continue this trend, we would expect our On Demand revenues and margins to increase. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which historically has negatively impacted On Demand margins and could do so in the future.

Education:    The purpose of our education services is to further the adoption and usage of our software products by our customers and to create opportunities to grow our software revenues. Education revenues are impacted by general economic conditions, personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. We believe the recent global economic environment has unfavorably affected customer demand for our education services in comparison to prior year periods, which has negatively impacted our revenues and margins.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies.

On April 19, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Sun Microsystems, Inc. (Sun), a provider of enterprise computing systems, software and services. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into Sun and Sun will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of Sun common stock will be converted into the right to receive $9.50 in cash. In addition, options to acquire Sun common stock, Sun restricted stock unit awards and other equity-based awards denominated in shares of Sun common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Sun is approximately $7.4 billion. Completion of this transaction is subject to customary closing conditions, including regulatory clearance under the applicable antitrust laws of the European Commission and other jurisdictions.

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

During the first quarter of fiscal 2010, we adopted certain new accounting pronouncements that affected our critical accounting policies and estimates, namely FASB Statement No. 141 (revised 2007), Business Combinations, which affected our Business Combinations and Accounting for Income Taxes policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 for a more complete discussion of our critical accounting policies and estimates in these areas for fiscal 2010, as well as our other critical accounting policies and estimates. There were no other significant changes in our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 is impacted by our acquisitions.

In our discussion of changes in our results of operations from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the first quarter of fiscal 2009) to the growth in new software license revenues and to the growth in software license updates and product support revenues. We also present supplemental disclosures related to certain charges. Although certain revenue and expense contributions from our acquisitions are quantifiable, we are unable to identify the following:

•

the contribution of the significant majority of our services revenues from acquired companies during the first quarter of fiscal 2010 and fiscal 2009 as the significant majority of these services had been fully integrated into our existing operations; and

•

the contribution of the significant majority of the expenses associated with acquired products and services during the first quarter of fiscal 2010 and fiscal 2009 as the significant majority of these expenses had been fully integrated into our existing operations.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses including our non-operating income and expenses, will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2009, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2009 and August 31, 2008, our financial statements would reflect reported revenues of $1.42 million in the first quarter of fiscal 2010 (using 1.42 as the month-end average exchange rate for the period) and $1.47 million in the first quarter of fiscal 2009 (using 1.47 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the first quarter of fiscal 2010 using the May 31, 2009 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Total Revenues by Geography:
Americas	$2,671	-1%	1%	$2,687
EMEA(1)	1,642	-10%	-1%	1,830
Asia Pacific(2)	741	-9%	-9%	814

Total revenues	5,054	-5%	-1%	5,331
Total Operating Expenses	3,314	-13%	-9%	3,810

Total Operating Margin	$1,740	14%	21%	$1,521

Total Operating Margin %	34%			29%
% Revenues by Geography:
Americas	53%			51%
EMEA	32%			34%
Asia Pacific	15%			15%
Total Revenues by Business:
Software	$4,145	-1%	4%	$4,172
Services	909	-22%	-18%	1,159

Total revenues	$5,054	-5%	-1%	$5,331

% Revenues by Business:
Software	82%			78%
Services	18%			22%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Our operating results for the first quarter of fiscal 2010 were impacted by the strengthening of the U.S. Dollar relative to other major international currencies. These currency variances resulted in a reduction to our total revenues of 4 percentage points during the first quarter of fiscal 2010. On a constant currency basis, total revenues decreased slightly in the first quarter of fiscal 2010 as our growth in total software revenues was offset by a reduction in our total services revenues. Excluding the effect of currency rate fluctuations, our total software revenues increased by 4% due to an 11% increase in our software license updates and product support revenues, while our total services revenues declined by 18%. Excluding the effect of currency rate fluctuations, total revenues in the Americas increased by 1%, while total revenues in the EMEA and Asia Pacific regions declined by 1% and 9%, respectively.

Total operating expenses were favorably affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, the 9% decrease in total operating expenses in the first quarter of fiscal 2010 is primarily due to reductions in salary and external contractor expenses in our services business to align our cost structure with current revenues, and decreased variable compensation and travel and entertainment expenses (including rebillable travel and entertainment expenses) across all of our operating segments.

Excluding the effects of unfavorable foreign currency variations of 7 percentage points, total operating margin and total operating margin as a percentage of total revenues increased during the first quarter of fiscal 2010 as our total operating expenses declined at a higher rate than our total revenues.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense items:

	Three Months Ended August 31,
(in millions)	2009	2008
Support deferred revenues(1)	$9	$91
Amortization of intangible assets(2)	431	413
Acquisition related and other (3)(5)	6	49
Restructuring(4)	48	14
Stock-based compensation(5)	84	86
Income tax effects(6)	(162)	(186)

	$416	$467

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $9 million and $91 million in the first quarter of fiscal 2010 and fiscal 2009, respectively. Approximately $15 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2010 that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)

Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily BEA Systems, Inc., Hyperion Solutions Corporation, Siebel Systems, Inc. and PeopleSoft, Inc. As of August 31, 2009, estimated future amortization expenses related to intangible assets, excluding the impact of additional intangible assets resulting from any subsequent acquisitions, such as from our proposed acquisition of Sun, are as follows (in millions):

Remainder of Fiscal 2010	$1,204
Fiscal 2011	1,388
Fiscal 2012	1,239
Fiscal 2013	1,090
Fiscal 2014	890
Fiscal 2015	703
Thereafter	372

Total	$6,886

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net. As a result of our adoption of Statement 141(R) as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009).

(4)

Restructuring expenses during the first quarter of fiscal 2010 relate to Oracle employee severance and facility exit costs in connection with our Fiscal 2009 Oracle Restructuring Plan that was initiated in the third quarter of fiscal 2009, and amended in the first quarter of fiscal 2010. Restructuring expenses during the first quarter of fiscal 2009 relate to costs incurred pursuant to our Fiscal 2008 Oracle Restructuring Plan that was initiated in the second quarter of fiscal 2008. As a result of our fiscal 2010 adoption of Statement 141(R), in connection with any acquisition that we close prospectively, we will record involuntary termination and other exit costs associated with the acquisition to restructuring expenses, which is a change in the accounting in comparison to prior year periods (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009).

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2009	2008
Sales and marketing	$16	$19
Software license updates and product support	4	3
Cost of services	3	3
Research and development	32	37
General and administrative	29	24

Subtotal	84	86
Acquisition related and other	—	5

Total stock-based compensation	$84	$91

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated reflecting an effective tax rate of 28.0% for the first quarter of fiscal 2010 and 26.4% for the first quarter of fiscal 2009. The income tax effects in the first quarter of fiscal 2009 were calculated using a rate that excluded the effect of an adjustment to our non-current deferred tax liability associated with acquired intangible assets.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
New Software License Revenues:
Americas	$495	-7%	-5%	$536
EMEA	314	-25%	-20%	420
Asia Pacific	219	-22%	-22%	281

Total revenues	1,028	-17%	-14%	1,237
Expenses:
Sales and marketing(1)	944	-14%	-11%	1,093
Stock-based compensation	16	-19%	-19%	19
Amortization of intangible assets(2)	206	6%	6%	193

Total expenses	1,166	-11%	-7%	1,305

Total Margin	$(138)	-97%	-127%	$(68)

Total Margin %	-13%			-5%
% Revenues by Geography:
Americas	48%			43%
EMEA	31%			34%
Asia Pacific	21%			23%
Revenues by Product:
Database and middleware	$693	-22%	-20%	$888
Applications	317	-4%	0%	331

Total revenues by product	1,010	-17%	-14%	1,219
Other revenues	18	1%	3%	18

Total new software license revenues	$1,028	-17%	-14%	$1,237

% Revenues by Product:
Database and middleware	69%			73%
Applications	31%			27%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

New software license revenues were unfavorably affected by foreign currency rate fluctuations of 3 percentage points in the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, total new software license revenues decreased by 14% in the first quarter of fiscal 2010 due to database and middleware revenues declines across all major geographic regions. Applications new software license revenues remained flat compared with the prior year period.

Excluding the effect of currency rate fluctuations of 2 percentage points, database and middleware revenues declined 20% in the first quarter of fiscal 2010 and 2% over the trailing 4-quarters. The decline in our database and middleware revenues was affected by the high growth rates in our database and middleware revenues against which the results for the aforementioned periods are compared and weaker global economic conditions that we believe impacted customers’ purchasing decisions. In addition, our database and middleware products are sold with or are embedded in a number of other products developed and marketed by other vendors, including products from other software applications vendors, and our revenues earned from certain of these vendors decreased in the first quarter of fiscal 2010 as these vendors’ own revenues decreased. In reported currency, our recently acquired products contributed an incremental $6 million to our database and middleware revenues in the first quarter of fiscal 2010.

Excluding the effect of currency rate fluctuations of 4 percentage points, applications new software license revenues were flat in the first quarter of fiscal 2010 in comparison to the prior year period. On a constant currency basis, applications revenues decreased 7% over the trailing 4-quarters due to weaker global economic conditions. In reported currency, our recently acquired products contributed an incremental $15 million to our applications revenues in the first quarter of fiscal 2010.

In reported currency, new software license revenues earned from transactions over $0.5 million declined by 21% in the first quarter of fiscal 2010 (consistent with the decline in our total new software license revenues) and represented 42% of our new software license revenues in the first quarter of fiscal 2010 in comparison to 44% in the first quarter of fiscal 2009.

Total sales and marketing expenses were favorably impacted by 4 percentage points of currency variations during the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, total sales and marketing expenses decreased in the first quarter of fiscal 2010 primarily due to a reduction in variable compensation expenses and lower travel and entertainment expenses resulting from cost management initiatives.

On a constant currency basis, total new software license margin and margin as a percentage of revenues decreased as our new software license revenues declined at a faster rate than our related expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Software License Updates and Product Support Revenues:
Americas	$1,694	9%	11%	$1,556
EMEA	1,032	1%	13%	1,018
Asia Pacific	391	8%	8%	361

Total revenues	3,117	6%	11%	2,935
Expenses:
Software license updates and product support(1)	222	-20%	-17%	279
Stock-based compensation	4	9%	9%	3
Amortization of intangible assets(2)	213	4%	4%	207

Total expenses	439	-10%	-7%	489

Total Margin	$2,678	9%	15%	$2,446

Total Margin %	86%			83%
% Revenues by Geography:
Americas	54%			53%
EMEA	33%			35%
Asia Pacific	13%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

The growth in our software license updates and product support revenues was unfavorably affected by foreign currency rate fluctuations of 5 percentage points in the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the first quarter of fiscal 2010 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and, to a lesser extent, incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 38% and Asia Pacific contributed 9% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the first quarter of fiscal 2010 include incremental revenues of $25 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $9 million and $91 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first quarter of fiscal 2010 and 2009, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year.

Total software license updates and product support expenses were favorably impacted by 3 percentage points of currency variations during the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, software license updates and product support expenses decreased due to a decrease in variable compensation expenses and a reduction in bad debt expense. Total software license updates and product support margin as a percentage of revenues increased as our revenues grew while our expenses declined.

Services

Services consist of consulting, On Demand and education.

Consulting:    Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of employee and external contractor related expenditures.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Consulting Revenues:
Americas	$360	-19%	-17%	$444
EMEA	218	-27%	-18%	297
Asia Pacific	85	-32%	-29%	124

Total revenues	663	-23%	-19%	865
Expenses:
Cost of services(1)	593	-24%	-20%	782
Stock-based compensation	2	14%	14%	2
Amortization of intangible assets(2)	9	-9%	-9%	10

Total expenses	604	-24%	-19%	794

Total Margin	$59	-19%	-17%	$71

Total Margin %	9%			8%
% Revenues by Geography:
Americas	54%			51%
EMEA	33%			35%
Asia Pacific	13%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Consulting revenues were unfavorably affected by foreign currency rate fluctuations of 4 percentage points in the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, we believe the decline in our consulting revenues was generally due to weaker demand resulting from a deterioration of global economic conditions over the trailing 4-quarters.

Consulting expenses were favorably impacted by 5 percentage points of currency variations during the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, consulting expenses decreased during the first quarter due primarily to a reduction in employee and external contractor related expenses as we aligned our cost structure with current revenue levels.

On a constant currency basis, consulting margin decreased in the first quarter of fiscal 2010 as our revenues declined at a greater rate than our expenses while our consulting margin as a percentage of revenues was flat.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
On Demand Revenues:
Americas	$91	-14%	-12%	$106
EMEA	58	-4%	6%	60
Asia Pacific	31	8%	11%	29

Total revenues	180	-8%	-3%	195
Expenses:
Cost of services(1)	128	-20%	-16%	159
Stock-based compensation	1	0%	0%	1
Amortization of intangible assets(2)	3	0%	0%	3

Total expenses	132	-19%	-16%	163

Total Margin	$48	54%	60%	$32

Total Margin %	27%			16%
% Revenues by Geography:
Americas	51%			54%
EMEA	32%			31%
Asia Pacific	17%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On Demand revenues growth was unfavorably affected by foreign currency rate fluctuations of 5 percentage points in the first quarter of fiscal 2010. Excluding the effects of currency rate fluctuations, On Demand revenues declined slightly.

Excluding the effects of favorable currency fluctuations of 3 percentage points, On Demand expenses decreased primarily due to lower employee related expenses.

On a constant currency basis, On Demand margins and margins as a percentage of revenues improved as our expenses declined faster than revenues.

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our database and middleware software products as well as our applications software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Education Revenues:
Americas	$30	-34%	-33%	$45
EMEA	20	-43%	-37%	35
Asia Pacific	16	-15%	-15%	19

Total revenues	66	-34%	-30%	99
Expenses:
Cost of services(1)	58	-29%	-25%	82

Total Margin	$8	-56%	-57%	$17

Total Margin %	11%			17%
% Revenues by Geography:
Americas	45%			46%
EMEA	30%			35%
Asia Pacific	25%			19%

(1)	Excluding stock-based compensation

Excluding the effect of unfavorable currency rate fluctuations of 4 percentage points, education revenues decreased in the first quarter of fiscal 2010 as we experienced weaker demand for our educational services that we believe was the result of weaker global economic conditions.

Excluding the effect of favorable currency rate fluctuations of 4 percentage points, education expenses declined in comparison to the first quarter of fiscal 2010 as we better aligned our employee related and external contractor expenses to correlate with current revenue levels.

Education margin and margin as a percentage of revenues decreased in the first quarter of fiscal 2010 due to a reduction in our revenues, which declined at a higher rate than our expense reductions.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Research and development(1)	$628	-7%	-4%	$671
Stock-based compensation	32	-12%	-12%	37

Total expenses	$660	-7%	-5%	$708

% of Total Revenues	13%			13%

(1)	Excluding stock-based compensation

Total research and development expenses were favorably affected by 2 percentage points of currency variations during the first quarter of fiscal 2010. On a constant currency basis, total research and development expenses decreased slightly, primarily due to a decrease in variable compensation expenses and a reduction in external contractor expenses. Research and development headcount as of the end of the first quarter of fiscal 2010 increased by approximately 100 employees, or 1%, in comparison to the first quarter of fiscal 2009.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
General and administrative(1)	$172	-6%	-1%	$182
Stock-based compensation	29	21%	21%	24

Total expenses	$201	-3%	1%	$206

% of Total Revenues	4%			4%

(1)	Excluding stock-based compensation

Total general and administrative expenses were affected by 4 percentage points of favorable currency variations during the first quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, general and administrative expenses increased slightly during the first quarter of fiscal 2010 as a result of increased professional services fees and increased stock-based compensation expenses, which were almost entirely offset by decreases in variable compensation expenses. Our headcount and constant currency salary expenses were relatively consistent with the prior year period.

Amortization of Intangible Assets:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Software support agreements and related relationships	$139	4%	4%	$134
Developed technology	179	3%	3%	173
Core technology	65	5%	5%	62
Customer relationships	39	11%	11%	35
Trademarks	9	0%	0%	9

Total amortization of intangible assets	$431	4%	4%	$413

Amortization of intangible assets increased in the first quarter of fiscal 2010 due to additional amortization from acquired intangibles for acquisitions that we consummated since the beginning of fiscal 2009. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options. As a result of our adoption of Statement 141(R) in fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Transitional and other employee related costs	$3	-89%	-88%	$27
Stock-based compensation	—	-100%	-100%	5
Professional fees and other, net	3	-67%	-67%	8
Business combination adjustments	—	-100%	-100%	9

Total acquisition related and other expenses	$6	-88%	-87%	$49

On a constant currency basis, acquisition related and other expenses decreased due primarily to lower transitional employee expenses, which were higher in the prior year period due to a greater number of transitional employees that were assisting in the early integration phases of BEA (we acquired BEA in the fourth quarter of fiscal 2008). In addition, business combination adjustments were also higher in the prior year period as we incurred certain acquisition related expenses after the purchase price allocation period had ended.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Beginning in fiscal 2010, our adoption of Statement 141(R) required that, in connection with any prospective acquisition, we record involuntary employee termination and other exit costs associated with such acquisition to restructuring expenses in our consolidated financial statements (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009). For additional information regarding our Oracle-based and acquired company restructuring plans, please see Note 6 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Restructuring expenses	$48	255%	284%	$14

Restructuring expenses in the first quarter of fiscal 2010 consisted primarily of expenses associated with the Oracle Fiscal 2009 Restructuring Plan (2009 Plan), which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. We amended the 2009 Plan in the first quarter of fiscal 2010 to reflect additional actions that we expect to take over the course of fiscal 2010. The total estimated restructuring costs associated with the 2009 Plan are $441 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are recognized. In the first quarter of fiscal 2010, we recorded $48 million of restructuring expenses in connection with the 2009 Plan. We expect to incur the majority of the approximately $300 million that is remaining during fiscal 2010. Our estimated costs are preliminary and may be subject to change in future periods. Restructuring expenses in the first quarter of fiscal 2009 consisted primarily of expenses associated with our Oracle Fiscal 2008 Restructuring Plan, for which substantially all costs were incurred through fiscal 2009.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Interest expense	$179	12%	12%	$159

Interest expense increased in the first quarter of fiscal 2010 due to higher average borrowings resulting from our issuance of $4.5 billion of senior notes in July 2009, and was partially offset by a reduction in interest expense associated with the maturity and repayment of $1.0 billion of senior notes in May 2009.

Non-Operating Income, net:    Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and other income (losses), net, including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Interest income	$35	-60%	-57%	$88
Foreign currency (losses) gains, net	(19)	-297%	-315%	9
Noncontrolling interests in income	(24)	-48%	-51%	(16)
Other income, net	9	484%	371%	1

Total non-operating income, net	$1	-98%	-99%	$82

Non-operating income, net decreased in the first quarter of fiscal 2010 primarily due to a decrease in interest income resulting from a general decline in market interest rates that resulted in lower yields earned on our cash and marketable securities balances and net foreign currency transaction losses in comparison to gains in the prior year period.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2009	Actual	Constant	2008
Provision for income taxes	$438	19%	27%	$367

Effective tax rate	28.0%			25.4%

Provision for income taxes increased during the first quarter of fiscal 2010 due substantially to higher income before tax and certain of our worldwide income being earned in higher tax jurisdictions during the first quarter of fiscal 2010 in comparison to the first quarter of fiscal 2009.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2009	Change	May 31, 2009
Working capital	$15,285	62%	$9,432
Cash, cash equivalents and marketable securities	$20,565	63%	$12,624

Working capital:    The increase in working capital as of August 31, 2009 in comparison to May 31, 2009 was primarily due to our issuance of $4.5 billion of long-term, senior notes in July 2009 and the favorable impact to our net current assets resulting from our net income generated during the first quarter of fiscal 2010, partially offset by cash used for acquisitions, repurchases of our common stock and cash used to pay dividends to our stockholders. Our working capital may be impacted by some or all of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise obligations. The increase in cash, cash equivalents and marketable securities at August 31, 2009 in comparison to May 31, 2009 was due to the issuance of $4.5 billion of senior notes in July 2009 and an increase in cash generated from our operating activities. Cash, cash equivalents and marketable securities include $13.8 billion held by our foreign subsidiaries as of August 31, 2009. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). As the U.S. Dollar weakened against most major international currencies during the first quarter of fiscal 2010, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of August 31, 2009 relative to what we would have reported using a constant currency rate as of May 31, 2009. Our increase in cash, cash equivalents and marketable securities balances were partially offset by cash used for acquisitions, the repurchases of our common stock, and the payment of cash dividends to our stockholders.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 46 days at August 31, 2009 compared with 58 days at May 31, 2009. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first quarter of fiscal 2010, of large license and support balances outstanding as of May 31, 2009.

	Three Months Ended August 31,
(Dollars in millions)	2009	Change	2008
Cash provided by operating activities	$3,738	15%	$3,240
Cash used for investing activities	$(947)	-62%	$(2,486)
Cash provided by (used for) financing activities	$4,209	*	$(189)

*	Not meaningful

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

Net cash provided by operating activities increased in the first quarter of fiscal 2010 primarily due to cash favorable working capital movements, including improved collections of accounts receivable (days sales outstanding decreased to 46 days as of August 31, 2009 in comparison to 54 days as of August 31, 2008), less cash used to settle lower accrued compensation liabilities and a reduction in cash used to pay income tax related liabilities, in each case compared to the first quarter of fiscal 2009.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities decreased in the first quarter of fiscal 2010 due to a decrease in cash used to purchase marketable securities (net of proceeds received from sales and maturities), a decrease in cash used for acquisitions, net of cash acquired, and a decrease in capital expenditures.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercise activity.

Net cash provided by financing activities in the first quarter of fiscal 2010 increased compared to cash used by financing activities in the first quarter of fiscal 2009 due to our issuance of $4.5 billion of senior notes in July 2009.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2009	Change	2008
Cash provided by operating activities	$8,753	10%	$7,941
Capital expenditures(1)	(261)	-46%	(479)

Free cash flow	$8,492	14%	$7,462

Net income	$5,640		$5,758

Free cash flow as a percent of net income	151%		130%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first quarter of fiscal 2010 and 2009, $135 million and $166 million, respectively, or approximately 13% in each period, of our new software license revenues were financed through our financing division.

Recent Financing Activities:    In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.750% notes due July 2014 (2014 Notes), $1.75 billion of 5.000% notes due July 2019 and $1.25 billion of 6.125% notes due July 2039. We issued these senior notes for general corporate purposes and for future acquisitions, including our proposed acquisition of Sun and acquisition related expenses. On September 1, 2009, we entered into certain interest rate swap agreements related to our 2014 Notes that have the economic effect of modifying the fixed interest obligations associated with our 2014 Notes so that the interest obligations become variable based upon a LIBOR-based index. We are accounting for these interest rate swap agreements as fair value hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 5 and Note 8 of Notes to Condensed Consolidated Financial Statements. There were no other significant changes in our financing activities in comparison to those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of August 31, 2009:

(Dollars in millions)	Total	Year Ending May 31,
		2010	2011	2012	2013	2014	2015	Thereafter
Principal payments on borrowings(1)	$14,750	$1,000	$2,250	$—	$1,250	$—	$1,500	$8,750
Capital leases(2)	1	1	—	—	—	—	—	—
Interest payments on borrowings(1)	8,240	543	726	612	612	550	522	4,675
Operating leases(3)	1,277	286	304	220	140	85	58	184
Purchase obligations(4)	187	139	22	11	3	3	3	6
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$24,458	$1,972	$3,302	$843	$2,005	$638	$2,083	$13,615

(1)	Our borrowings (excluding capital leases) consist of the following as of August 31, 2009:

Principal Balance
Floating rate senior notes due May 2010	$1,000
5.000% senior notes due January 2011, net of discount of $2	2,248
4.950% senior notes due April 2013	1,250
3.750% senior notes due July 2014	1,500
5.250% senior notes due January 2016, net of discount of $7	1,993
5.750% senior notes due April 2018, net of discount of $1	2,499
5.000% senior notes due July 2019, net of discount of $6	1,744
6.500% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $9	1,241

Total borrowings	$14,723

Our floating rate senior notes due May 2010 bore interest at a rate of 0.51% as of August 31, 2009. We have entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.59%. Interest payments on borrowings have been presented in our contractual obligations table above after consideration of this variable to fixed interest rate swap agreement.

On September 1, 2009, we entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively become variable pursuant to a LIBOR-based index. Interest payments on borrowings presented in the contractual obligations table above have been presented without consideration of these fixed to variable interest rate swap agreements.

(2)	Represents remaining payments under capital leases assumed from acquisitions.

(3)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $250 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at August 31, 2009.

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

On April 19, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Sun Microsystems, Inc., a provider of enterprise computing systems, software and services. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into Sun and Sun will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of Sun common stock will be converted into the right to receive $9.50 in cash. In addition, options to acquire Sun common stock, Sun restricted stock unit awards and other equity-based awards denominated in shares of Sun common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards or other equity-based awards, as the case may be, denominated in shares of our common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Sun is approximately $7.4 billion. We also have entered into certain other agreements to acquire other companies and expect these proposed acquisitions to close during the second quarter of fiscal 2010. We intend to finance our proposed acquisitions through a combination of our internally available cash, our cash generated from operations, our existing available debt capacity, additional borrowings, or from the issuance of additional securities.

As of August 31, 2009, we have $2.3 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $79 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2010. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2010.

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

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2006 has been a weighted average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new options granted and assumed, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which generally have 10 year exercise periods, have exercise prices higher than the current market price of our common stock. At August 31, 2009, 10% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2009, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.1%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees. Stock option activity from June 1, 2006 through August 31, 2009 is summarized as follows (shares in millions):

Options outstanding at May 31, 2006	473
Options granted	259
Options assumed	62
Options exercised	(336)
Forfeitures and cancellations	(52)

Options outstanding at August 31, 2009	406

Average annualized options granted and assumed, net of forfeitures	68
Average annualized stock repurchases	(172)
Shares outstanding at August 31, 2009	5,012
Basic weighted average shares outstanding from June 1, 2006 through August 31, 2009	5,115
Options outstanding as a percent of shares outstanding at August 31, 2009	8.1%
In the money options outstanding (based on our August 31, 2009 stock price) as a percent of shares outstanding at August 31, 2009	7.3%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through August 31, 2009	1.3%
Weighted average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through August 31, 2009	-2.0%

Our Compensation Committee approves the annual organization-wide option grants to certain key employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first quarter of fiscal 2010, we made our annual grant of stock options totaling 68 million shares, which were partially offset by forfeitures of 2 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

We issued $4.5 billion of fixed rate borrowings during the first quarter of fiscal 2010 as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $14.7 billion as of August 31, 2009, consisting of $13.7 billion of fixed rate borrowings and $1.0 billion of floating rate borrowings.

On September 1, 2009, we entered into certain fixed to variable interest rate swap agreements to manage the interest rate exposures associated with our senior notes due July 2014 (2014 Notes) so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. We do not use interest rate swap arrangements for trading purposes. We have designated these swap agreements as qualifying instruments and are accounting for them as fair value hedges pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of our 2014 Notes due to interest rate movements. The changes in fair value of these interest rate swap agreements will be recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same intervals as the 2014 Notes, are recorded as interest expense.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Changes in the overall level of interest rates affect the interest expense that we will recognize in our statements of operations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of September 1, 2009, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $15 million as it relates to our fixed to variable interest rate swap agreements.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2010 or through the date of this Quarterly Report. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May  31, 2009 for a more complete discussion of the market risks we encounter.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control over Financial Reporting:    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls:    Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of August 31, 2009, approximately $6.0 billion was available for share repurchases pursuant to our stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchase of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended August 31, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 1, 2009—June 30, 2009	4.0	$20.63	4.0	$6,169.7
July 1, 2009—July 31, 2009	3.8	$21.36	3.8	$6,087.7
August 1, 2009—August 31, 2009	3.6	$21.79	3.6	$6,009.3

Total	11.4	$21.24	11.4

Item 5.    Other Information

In July 2009, the Amended and Restated 1993 Directors’ Stock Plan was amended and restated to increase the equity grant for the Chair of our Compensation Committee from 30,000 shares to 45,000 shares.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 13, 2009

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended August 31, 2009 and 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2009 and 2008 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 21, 2009	By:	/s/ JEFF EPSTEIN
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: September 21, 2009	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer