Form 10-Q
period 2009-11-30
ORACLE CORP
filed 2009-12-22
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

The number of shares of registrant’s common stock outstanding as of December 15, 2009 was: 5,011,220,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2009 and May 31, 2009

(Unaudited)

(in millions, except per share data)	November 30, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,919	$8,995
Marketable securities	5,865	3,629
Trade receivables, net of allowances of $265 and $270 as of November 30, 2009 and May 31, 2009	3,086	4,430
Deferred tax assets	703	661
Prepaid expenses and other current assets	662	866

Total current assets	25,235	18,581

Non-current assets:
Property, net	1,956	1,922
Intangible assets: software support agreements and related relationships, net	3,176	3,411
Intangible assets: other, net	3,408	3,858
Goodwill	19,098	18,842
Other assets	960	802

Total non-current assets	28,598	28,835

Total assets	$53,833	$47,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,001	$1,001
Accounts payable	255	271
Accrued compensation and related benefits	1,129	1,409
Deferred revenues	4,395	4,592
Other current liabilities	1,754	1,876

Total current liabilities	8,534	9,149

Non-current liabilities:
Notes payable and other non-current borrowings	13,751	9,237
Income taxes payable	2,592	2,423
Deferred tax liabilities	351	480
Other non-current liabilities	690	682

Total non-current liabilities	17,384	12,822

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,009 shares as of November 30, 2009 and 5,005 shares as of May 31, 2009	13,529	12,980
Retained earnings	13,541	11,894
Accumulated other comprehensive income	461	216

Total Oracle Corporation stockholders’ equity	27,531	25,090
Noncontrolling interests	384	355

Total equity	27,915	25,445

Total liabilities and equity	$53,833	$47,416

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2009 and 2008

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2009	2008	2009	2008
Revenues:
New software licenses	$1,653	$1,626	$2,681	$2,863
Software license updates and product support	3,247	2,850	6,364	5,785

Software revenues	4,900	4,476	9,045	8,648
Services	958	1,131	1,866	2,290

Total revenues	5,858	5,607	10,911	10,938

Operating expenses:
Sales and marketing	1,133	1,146	2,093	2,258
Software license updates and product support	264	257	490	539
Cost of services	832	939	1,614	1,965
Research and development	708	651	1,368	1,360
General and administrative	183	174	383	379
Amortization of intangible assets	436	427	867	839
Acquisition related and other	10	21	16	71
Restructuring	114	17	162	31

Total operating expenses	3,680	3,632	6,993	7,442

Operating income	2,178	1,975	3,918	3,496
Interest expense	(188)	(157)	(368)	(317)
Non-operating income, net	33	8	35	90

Income before provision for income taxes	2,023	1,826	3,585	3,269
Provision for income taxes	565	530	1,003	896

Net income	$1,458	$1,296	$2,582	$2,373

Earnings per share:
Basic	$0.29	$0.25	$0.52	$0.46

Diluted	$0.29	$0.25	$0.51	$0.46

Weighted average common shares outstanding:
Basic	5,010	5,127	5,010	5,140

Diluted	5,064	5,187	5,063	5,211

Dividends declared per common share	$0.05	$—	$0.10	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2009 and 2008

(Unaudited)

	Six Months Ended November 30,
(in millions)	2009	2008
Cash Flows From Operating Activities:
Net income	$2,582	$2,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123	134
Amortization of intangible assets	867	839
Deferred income taxes	(216)	(151)
Stock-based compensation	188	186
Tax benefits on the exercise of stock options	71	121
Excess tax benefits on the exercise of stock options	(42)	(79)
Other, net	56	39
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,437	1,642
Decrease in prepaid expenses and other assets	235	388
Decrease in accounts payable and other liabilities	(523)	(1,022)
Increase (decrease) in income taxes payable	59	(273)
Decrease in deferred revenues	(448)	(207)

Net cash provided by operating activities	4,389	3,990

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(6,185)	(5,105)
Proceeds from maturities and sales of marketable securities and other investments	4,088	4,362
Acquisitions, net of cash acquired	(392)	(1,065)
Capital expenditures	(100)	(399)

Net cash used for investing activities	(2,589)	(2,207)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(496)	(2,344)
Proceeds from issuances of common stock	371	371
Payment of dividends to stockholders	(501)	—
Proceeds from borrowings, net of issuance costs	4,461	—
Repayments of borrowings	—	(4)
Excess tax benefits on the exercise of stock options	42	79
Distributions to noncontrolling interests	(34)	(30)

Net cash provided by (used for) financing activities	3,843	(1,928)

Effect of exchange rate changes on cash and cash equivalents	281	(764)

Net increase (decrease) in cash and cash equivalents	5,924	(909)
Cash and cash equivalents at beginning of period	8,995	8,262

Cash and cash equivalents at end of period	$14,919	$7,353

Non-cash investing and financing transactions:
Fair value of stock awards assumed in connection with acquisitions	$1	$1
(Decrease) increase in unsettled repurchases of common stock	$(4)	$152

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

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

In July 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification), which we adopted in our second quarter of fiscal 2010. There were no changes to our consolidated financial statements and related disclosures contained in this Quarterly Report due to our adoption and implementation of the Codification, other than changes in reference in this Quarterly Report to the various authoritative accounting pronouncements contained within the Codification.

During fiscal 2010, we adopted certain new accounting pronouncements that affected our significant accounting policies, including FASB Accounting Standards Codification (ASC) 805, Business Combinations. We disclosed our accounting policies for these new accounting pronouncements and all of our other significant accounting policies in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. There have been no other significant changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 other than the aforementioned reference changes resulting from the Codification.

As a result of our adoption of the FASB’s new accounting guidance for noncontrolling interests as contained in ASC 810, Consolidation, as of the beginning of fiscal 2010, we retrospectively classified noncontrolling interest positions of certain of our consolidated entities as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a component of non-operating income, net in our condensed consolidated statements of operations.

Certain other prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

In accordance with ASC 855, Subsequent Events, we evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on December 21, 2009.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options. As a result of our adoption of the FASB’s revised

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

accounting guidance for business combinations as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of the accounting for our acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
Transitional and other employee related costs	$2	$4	$5	$31
Stock-based compensation	—	6	—	11
Professional fees and other, net	4	10	7	19
Business combination adjustments	4	1	4	10

Total acquisition related and other expenses	$10	$21	$16	$71

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
Interest income	$30	$97	$65	$185
Foreign currency losses, net	(2)	(22)	(20)	(12)
Noncontrolling interests in income	(16)	(19)	(40)	(35)
Other income (losses), net	21	(48)	30	(48)

Total non-operating income, net	$33	$8	$35	$90

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, net foreign currency translation gains and losses, net gains and losses related to certain of our derivative financial instruments that are reflected in Oracle Corporation stockholders’ equity and net unrealized gains and losses on marketable debt and equity securities that we classify as available-for-sale. The following table sets forth the calculation of comprehensive income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
Net income	$1,458	$1,296	$2,582	$2,373
Foreign currency translation gains (losses), net	225	(440)	276	(683)
Unrealized losses on derivative financial instruments, net	(25)	(63)	(31)	(44)
Unrealized gains on marketable securities, net	—	10	—	10

Comprehensive income	$1,658	$803	$2,827	$1,656

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

Recent Accounting Pronouncements

Revenue Recognition for Multiple-Element Arrangements:    In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in our first quarter of fiscal 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of fiscal 2012, we must apply ASU 2009-13 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-13 on our consolidated financial statements.

Revenue Recognition for Certain Arrangements that Include Software Elements:    In October 2009, the FASB issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in our first quarter of fiscal 2012. Early adoption is permitted. If we were to adopt prior to the first quarter of fiscal 2012, we must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We are currently evaluating the impact of the pending adoption of ASU 2009-14 on our consolidated financial statements.

Transfers of Financial Assets:    In June 2009, the FASB issued a new accounting standard for the transfer of financial assets that eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. We will adopt this new accounting standard in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Variable Interest Entities:    In June 2009, the FASB issued a new accounting standard that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity as provided pursuant to existing accounting standards and requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt this new accounting standard in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

The Merger Agreement contains certain termination rights for both Sun and Oracle and further provides that, upon termination of the Merger Agreement under certain circumstances, Sun may be obligated to pay Oracle a termination fee of $260 million.

Completion of this transaction is subject to customary closing conditions, including regulatory clearance under the applicable antitrust laws of the European Commission and other jurisdictions. On November 9, 2009, we received a Statement of Objections from the European Commission relating to our proposed acquisition of Sun. A hearing to consider the Statement of Objections and Oracle’s response to the Statement of Objections was held on December 10-11, 2009.

Fiscal 2010 Acquisitions

During the first six months of fiscal 2010, we acquired several companies and purchased certain technology and development assets to expand our product offerings. These acquisitions were not significant individually or in the aggregate. We have accounted for these acquisitions in accordance with the FASB’s revised accounting standard for business combinations, which we adopted as of the beginning of fiscal 2010. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

The unaudited pro forma financial information for the three and six months ended November 30, 2009 combined the historical results of Oracle for the three and six months ended November 30, 2009 and the historical results for certain other companies that we acquired since the beginning of fiscal 2010 based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the effects of the pro forma adjustments (some of which are based upon preliminary estimates) listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2008 combined the historical results of Oracle for the three and six months ended November 30, 2008 and the historical results of certain other companies that we acquired since the beginning of fiscal 2009 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for the three and six months ended November 30, 2009 and 2008:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2009	2008	2009	2008
Total revenues	$5,858	$5,678	$10,944	$11,111
Net income	$1,458	$1,284	$2,579	$2,342
Basic earnings per share	$0.29	$0.25	$0.51	$0.46
Diluted earnings per share	$0.29	$0.25	$0.51	$0.45

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

November 30, 2009

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	November 30, 2009			May 31, 2009
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,597	$—	$1,597	$467	$—	$467
U.S. Treasury, U.S. government and U.S. government agency debt securities	4,852	—	4,852	4,078	—	4,078
Commercial paper debt securities	—	4,335	4,335	—	1,365	1,365
Corporate debt securities and other	—	2,442	2,442	—	1,335	1,335
Derivative financial instruments	—	27	27	—	—	—

Total assets	$6,449	$6,804	$13,253	$4,545	$2,700	$7,245

Liabilities:
Derivative financial instruments	$—	$19	$19	$—	$35	$35

Total liabilities	$—	$19	$19	$—	$35	$35

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

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in the condensed consolidated financial statements. Based on the trading prices of our $14.75 billion and $10.25 billion senior notes that were outstanding as of November 30, 2009 and May 31, 2009, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of our borrowings at November 30, 2009 and May 31, 2009 was $15.98 billion and $10.79 billion, respectively.

4.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2010 and the gross and net book value of intangible assets at November 30, 2009 and May 31, 2009 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
(Dollars in millions)	May 31, 2009	Additions	November 30, 2009	May 31, 2009	Expense	November 30, 2009	May 31, 2009	November 30, 2009
Software support agreements and related relationships	$5,012	$45	$5,057	$(1,601)	$(280)	$(1,881)	$3,411	$3,176	9 years
Developed technology	3,844	87	3,931	(1,925)	(360)	(2,285)	1,919	1,646	5 years
Core technology	1,502	32	1,534	(687)	(130)	(817)	815	717	6 years
Customer relationships	1,284	14	1,298	(320)	(78)	(398)	964	900	8 years
Trademarks	273	4	277	(113)	(19)	(132)	160	145	7 years

Total	$11,915	$182	$12,097	$(4,646)	$(867)	$(5,513)	$7,269	$6,584

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

Total amortization expense related to our intangible assets was $436 million and $867 million for the three and six months ended November 30, 2009, respectively and $427 million and $839 million for the three and six months ended November 30, 2008, respectively. Estimated future amortization expense related to our intangible assets was $796 million for the remainder of fiscal 2010, $1.4 billion in fiscal 2011, $1.3 billion in fiscal 2012, $1.1 billion in fiscal 2013, $900 million in fiscal 2014, $706 million in fiscal 2015 and $381 million thereafter.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our software business operating segments and for our services business for the six months ended November 30, 2009 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Total
Balances as of May 31, 2009	$5,716	$11,334	$1,792	$18,842
Goodwill from acquisitions	163	111	2	276
Goodwill adjustments for acquisitions consummated prior to fiscal 2010(1)	(7)	(12)	(1)	(20)

Balances as of November 30, 2009	$5,872	$11,433	$1,793	$19,098

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement or purchase price allocation period (either of which can be up to one year from the date of an acquisition).

5.	NOTES PAYABLE AND OTHER BORROWINGS

In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 (2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes and, together with 2014 Notes and 2019 Notes, the Senior Notes). We issued the Senior Notes for general corporate purposes and future acquisitions, including our proposed acquisition of Sun and acquisition related expenses.

The effective interest yields of the 2014 Notes, 2019 Notes and 2039 Notes at November 30, 2009 were 3.75%, 5.06% and 6.19%, respectively. In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (1.38% at November 30, 2009; see Note 8 for additional information).

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

We were in compliance with all debt-related covenants at November 30, 2009. Future principal payments of our borrowings at November 30, 2009 were as follows: $1.0 billion in fiscal 2010, $2.25 billion in fiscal 2011, none in fiscal 2012, $1.25 billion in fiscal 2013, none in fiscal 2014 and $10.25 billion thereafter.

There have been no other significant changes in our notes payable and other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

6.	RESTRUCTURING ACTIVITIES

Fiscal 2009 Oracle Restructuring Plan

During the third quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our Oracle-based operations (the 2009 Plan). Our management amended the 2009 Plan in the second quarter of fiscal 2010 to reflect additional actions that we expect to take over the course of fiscal 2010. The total estimated restructuring costs associated with the 2009 Plan are $453 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In the first half of fiscal 2010, we recorded $162 million of restructuring expenses in connection with the 2009 Plan, the majority of which were incurred in the second quarter of fiscal 2010. We expect to incur the majority of the approximately $206 million that is remaining during the last two quarters of fiscal 2010. Any changes to the estimates of executing the 2009 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans Adopted Prior to Fiscal 2010

During the fourth quarter of fiscal 2008 and third quarter of fiscal 2006, our management approved, committed to and initiated plans to restructure certain pre-acquisition operations of BEA Systems, Inc. (BEA Restructuring Plan) and Siebel Systems, Inc. (Siebel Restructuring Plan), respectively. Our management initiated these plans in connection with our acquisitions of these companies in order to improve the cost efficiencies in our operations. These plans were initiated and approved prior to our adoption of the revised business combinations accounting guidance contained in ASC 805 as of the beginning of fiscal 2010. Costs related to these restructuring plans were originally recognized as liabilities assumed in each of the respective business combinations and included in the allocation of the cost to acquire these companies and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plans. Future decreases to the estimates of executing these acquisition related restructuring plans will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the acquisition related restructuring plans will be recorded to operating expenses. The total restructuring costs associated with exiting activities of BEA were $203 million, consisting of severance, excess facilities obligations through fiscal 2017, as well as other restructuring costs. The total restructuring costs associated with exiting activities of Siebel were $592 million, consisting of severance, excess facilities obligations through fiscal 2022, and other restructuring costs.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2009(2)	Six Months Ended November 30, 2009				Accrued Nov. 30, 2009(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2009 Oracle Restructuring Plan
New software licenses	$12	$60	$3	$(34)	$1	$42	$93	$162
Software license updates and product support	—	—	—	—	—	—	1	21
Services	22	72	3	(37)	2	62	110	210
Other(1)	13	26	(2)	(10)	(1)	26	43	60

Total Fiscal 2009 Oracle Restructuring	$47	$158	$4	$(81)	$2	$130	$247	$453

BEA Restructuring Plan
Severance	$52	$—	$(12)	$(5)	$2	$37	$132	$132
Facilities	33	—	(3)	(6)	—	24	56	56
Contracts and other	8	—	—	(1)	—	7	15	15

Total BEA Restructuring	$93	$—	$(15)	$(12)	$2	$68	$203	$203

Siebel Restructuring Plan
Severance	$—	$—	$—	$—	$—	$—	$59	$59
Facilities	146	—	7	(15)	1	139	502	502
Contracts and other	7	—	(5)	—	—	2	31	31

Total Siebel Restructuring	$153	$—	$2	$(15)	$1	$141	$592	$592

Total Other Restructuring Plans	$96	$2	$(9)	$(14)	$13	$88

Total Restructuring Plans(6)	$389	$160	$(18)	$(122)	$18	$427

(1)	Includes severance costs associated with research and development, general and administrative functions, and certain other facility related costs.

(2)

Accrued restructuring at November 30, 2009 and May 31, 2009 was $427 million and $389 million, respectively. The balances include $259 million and $203 million recorded in other current liabilities and $168 million and $186 million recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets at November 30, 2009 and May 31, 2009, respectively.

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

(5)	Represents foreign currency translation and other adjustments.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed significant.

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2009	May 31, 2009
Software license updates and product support	$3,986	$4,158
Services	214	243
New software licenses	195	191

Deferred revenues, current	4,395	4,592
Deferred revenues, non-current (in other non-current liabilities)	176	204

Total deferred revenues	$4,571	$4,796

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

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

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts and, as a result, we did not recognize software license updates and product support revenues related to support contracts assumed from our acquisitions in the amount of $14 million and $80 million for the three months ended November 30, 2009 and 2008, respectively, and $23 million and $171 million for the six months ended November 30, 2009 and 2008, respectively, which would have been otherwise recorded by our acquired businesses as independent entities.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

On December 1, 2008, we adopted the new disclosure provisions that are included in ASC 815, Derivatives and Hedging, which had no impact on our consolidated financial position or results of operations and only required additional financial statement disclosures. We have applied the disclosure requirements of ASC 815 on a prospective basis from the date of adoption. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements

Cash Flow Hedges

We use an interest rate swap agreement to manage the economic effect of variable interest obligations associated with our senior notes due May 2010 (Floating Rate Notes) so that the interest payable on the Floating Rate Notes effectively became fixed at a rate of 4.59%, thereby reducing the impact of future interest rate changes on our future interest expense. The critical terms of the interest rate swap agreement and the Floating Rate Notes match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, we have designated this swap agreement as a qualifying hedging instrument and are accounting for it as a cash flow hedge pursuant to ASC 815. The unrealized losses on this interest rate swap agreement are included in accumulated other comprehensive income and the corresponding fair value payables are included in other current liabilities in our consolidated balance sheets. The periodic interest settlements on this interest rate swap agreement, which occur at the same interval as the periodic interest settlements pursuant to the Floating Rate Notes, are recorded as interest expense.

Fair Value Hedges

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes (as defined in Note 5) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair value of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amount included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statement of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, will be recorded as interest expense.

We do not use any interest rate swap agreements for trading purposes.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We use the spot method to measure the effectiveness of our net investment hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income on our consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) is recognized in non-operating income, net, in our consolidated statement of operations. We record settlements under these forward contracts in a similar manner. The fair value of both the effective and ineffective portions is recorded to our consolidated balance sheet as prepaid expenses and other current assets for amounts receivable from the counterparties or other current liabilities for amounts payable to the counterparties.

As of November 30, 2009, we had one net investment hedge in Japanese Yen. The Yen net investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and subsequent offering of our majority owned subsidiary, Oracle Japan. As of November 30, 2009, the fair value of our net investment hedge in Japanese Yen was nominal and had a notional amount of $753 million.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our foreign currency forward contracts generally settle within 90 days. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is non-operating income, net, for both realized and unrealized gains and losses.

As of November 30, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were approximately $1.3 billion and $302 million,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

respectively, and the notional amounts of the foreign currency forward contracts we held to purchase European Euros in exchange for other major international currencies were €217 million (approximately $326 million).

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of November 30, 2009 and for the three and six months then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

	November 30, 2009		May 31, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreement designated as cash flow hedge	Other current liabilities	$19	Other current liabilities	$35

Interest rate swap agreements designated as fair value hedges	Other assets	$27	Not applicable	$—

Foreign currency forward contracts not designated as hedges	Other current liabilities	$—	Other current liabilities	$—

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Cash flow hedges:
Interest rate swap	$9	$7	Interest Expense	$(11)	$(20)	Non-operating Income, net	$—	$—

Net investment hedges:
Foreign currency forward contract	$(49)	$(60)	Not Applicable	$—	$—	Non-operating Income, net	$—	$1

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
(in millions)		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Fair value hedges:
Interest rate swaps	Interest Expense	$27	$27	Interest Expense	$(27)	$(27)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Derivatives Not Designated as Hedges:
Foreign currency forward contracts	Non-operating Income, net	$(34)	$(63)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

9.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of November 30, 2009, approximately $5.8 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 23.0 million shares for $492 million during the six months ended November 30, 2009 (including approximately 0.4 million shares for $8 million that were repurchased but not settled at November 30, 2009) and approximately 140.1 million shares for $2.5 billion during the six months ended November 30, 2008 (including 11.0 million shares for $176 million that were repurchased but not settled at November 30, 2008) under the applicable repurchase programs authorized.

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

Dividends on Common Stock

During the first six months of fiscal 2010, our Board of Directors declared cash dividends of $0.10 per share of our outstanding common stock, which we paid during the same period.

In December 2009, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on February 9, 2010 to stockholders of record as of the close of business on January 19, 2010. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
Sales and marketing	$20	$16	$36	$35
Software license updates and product support	4	3	8	6
Cost of services	3	3	6	6
Research and development	44	45	76	82
General and administrative	33	22	62	46
Acquisition related and other	—	6	—	11

Total stock-based compensation	$104	$95	$188	$186

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three and six months ended November 30, 2009 and 2008:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Expected life (in years)	4.7	4.9	5.3	5.3
Risk-free interest rate	2.5%	2.7%	2.5%	3.3%
Volatility	32%	40%	32%	36%
Dividend yield	0.9%	—	1.0%	—
Weighted-average fair value per share of grants	$6.06	$6.76	$6.33	$7.91

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Our effective tax rate was 27.9% and 28.0% for the three and six months ended November 30, 2009, respectively and 29.0% and 27.4% for the three and six months ended November 30, 2008, respectively.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

11.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have two businesses, software and services, which are further divided into five operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

The following table presents a summary of our businesses’ and operating segments’ results:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
New software licenses:
Revenues(1)	$1,649	$1,623	$2,676	$2,857
Sales and distribution expenses	948	980	1,760	1,948

Margin(2)	$701	$643	$916	$909
Software license updates and product support:
Revenues(1)	$3,261	$2,930	$6,387	$5,956
Cost of services	243	240	451	504

Margin(2)	$3,018	$2,690	$5,936	$5,452
Total software business:
Revenues(1)	$4,910	$4,553	$9,063	$8,813
Expenses	1,191	1,220	2,211	2,452

Margin(2)	$3,719	$3,333	$6,852	$6,361
Consulting:
Revenues(1)	$689	$836	$1,348	$1,694
Cost of services	595	684	1,165	1,440

Margin(2)	$94	$152	$183	$254
On Demand:
Revenues(1)	$188	$189	$368	$384
Cost of services	131	136	254	282

Margin(2)	$57	$53	$114	$102
Education:
Revenues(1)	$85	$109	$155	$218
Cost of services	59	74	115	153

Margin(2)	$26	$35	$40	$65
Total services business:
Revenues(1)	$962	$1,134	$1,871	$2,296
Cost of services	785	894	1,534	1,875

Margin(2)	$177	$240	$337	$421
Totals:
Revenues(1)	$5,872	$5,687	$10,934	$11,109
Expenses	1,976	2,114	3,745	4,327

Margin(2)	$3,896	$3,573	$7,189	$6,782

(1)

Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Additionally, software license updates and product support revenues for management reporting included $14 million and $80 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2009 and 2008, respectively, and $23 million and $171 million for the six months ended November 30, 2009 and 2008, respectively. See Note 7 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

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

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
Total revenues for reportable segments	$5,872	$5,687	$10,934	$11,109
Software license updates and product support revenues(1)	(14)	(80)	(23)	(171)

Total revenues	$5,858	$5,607	$10,911	$10,938

Total margin for reportable segments	$3,896	$3,573	$7,189	$6,782
Software license updates and product support revenues(1)	(14)	(80)	(23)	(171)
Product development and information technology expenses	(747)	(698)	(1,462)	(1,465)
Marketing and partner program expenses	(120)	(116)	(213)	(210)
Corporate and general and administrative expenses	(162)	(146)	(324)	(312)
Amortization of intangible assets	(436)	(427)	(867)	(839)
Acquisition related and other	(10)	(21)	(16)	(71)
Restructuring	(114)	(17)	(162)	(31)
Stock-based compensation	(104)	(89)	(188)	(175)
Interest expense	(188)	(157)	(368)	(317)
Non-operating income, net	22	4	19	78

Income before provision for income taxes	$2,023	$1,826	$3,585	$3,269

(1)

Software license updates and product support revenues for management reporting include $14 million and $80 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2009 and 2008, respectively and $23 million and $171 million for the six months ended November 30, 2009 and 2008, respectively. See Note 7 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

12.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock awards and shares issuable under the employee stock purchase plans using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2009	2008	2009	2008
Net income	$1,458	$1,296	$2,582	$2,373

Weighted average common shares outstanding	5,010	5,127	5,010	5,140
Dilutive effect of employee stock plans	54	60	53	71

Diluted weighted average common shares outstanding	5,064	5,187	5,063	5,211

Basic earnings per share	$0.29	$0.25	$0.52	$0.46
Diluted earnings per share	$0.29	$0.25	$0.51	$0.46
Shares subject to anti-dilutive stock options excluded from calculation(1)	177	185	189	164

(1)	These weighted shares relate to anti-dilutive stock options as calculated using the treasury stock method (described above) and could be dilutive in the future.

13.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

(Unaudited)

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

On June 16, 2009, the court issued an order granting defendants’ motion for summary judgment and denying plaintiffs’ motion for summary judgment against our Chief Executive Officer, and it entered a judgment dismissing the entire case with prejudice. On July 14, 2009, plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on November 30, 2009. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief.

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part Parallel Networks’s motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, Parallel Networks filed a notice of appeal. After full briefing, the appellate court heard oral argument on December 10, 2009. The court has not yet issued a ruling. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. We will continue to pursue this action vigorously.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2009

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

On October 8, 2008, Oracle filed a Third Amended Complaint pursuant to stipulation. The Third Amended Complaint made some changes relating to the Oracle plaintiff entities (removing Oracle Corporation and adding Oracle Systems Corporation, Oracle EMEA Ltd., and J.D. Edwards Europe Ltd.) but did not change the substantive allegations. On October 15, 2008, the SAP Defendants filed a motion to dismiss portions of the Third Amended Complaint, and after full briefing, the court heard oral argument on November 26, 2008. On December 15, 2008, the court issued an order granting in part and denying in part the motion. The court dismissed with prejudice the claims asserted by plaintiffs JD Edwards Europe Ltd. and Oracle Systems Corporation, and denied the motion in all other respects. The parties are in the process of concluding discovery.

On July 15, 2009, Oracle filed a motion for leave to file a Fourth Amended Complaint to add claims for infringement of Oracle’s Siebel software and database programs. The Court granted Oracle’s motion and Oracle filed its Fourth Amended Complaint on August 18, 2009. The SAP Defendants filed an Answer to Oracle’s Fourth Amended Complaint on August 26, 2009.

On August 26, 2009, the SAP Defendants filed an early motion for summary judgment directed to Oracle’s damages theory. After full briefing, the motion was heard on October 28, 2009. The court has not yet issued a ruling.

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

We are organized into two businesses, software and services, which are further divided into five operating segments. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. An overview of our two businesses and five operating segments follows.

Software Business

Our software business, which represented 83% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis we expect that our software business revenues generally will continue to increase due to continued demand for our products, including the high percentage of customers that renew their software license update and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:    We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. Our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 30% of our total revenues on a trailing 4-quarter basis. Our new software license segment’s margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over the corresponding quarterly periods and because our costs are predominantly fixed in the short term. However, our new software license segment’s margins have been, and will continue to be, affected by the amortization of intangible assets associated with companies that we have acquired.

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

Our software license updates and product support operating segment, which represented approximately 53% of our total revenues on a trailing 4-quarter basis, is our highest margin operating segment. Our software license updates and product support margins over the trailing 4-quarters were 85%, and accounted for 83% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in our acquisitions (described further below) and by the amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•

substantially all of our customers purchase software license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenues growth was flat or declined modestly, software license updates and product support revenues would most likely continue to grow in comparison to the corresponding prior year periods assuming renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software license transactions add to our support contract base; and

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We record adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $14 million and $80 million for the three months ended November 30, 2009 and 2008, respectively, and $23 million and $171 million for the six months ended November 30, 2009 and 2008, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the support contracts over the support periods, which are generally one year in duration.

Services Business

Our services business consists of our consulting, On Demand and education operating segments. Our services business, which represented 17% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business.

Consulting:    Our consulting line of business provides services to customers in business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades of our database, middleware and applications software. The amount of consulting revenues recognized tends to lag new software license revenue recognition by several quarters since consulting services, if purchased, are typically performed after the purchase of new software licenses. Our consulting revenues are dependent upon general economic conditions and the level of new software license sales, particularly our application product sales. To the extent we are able to grow our new software license revenues, in particular our application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

On Demand:    Our On Demand operating segment includes Oracle On Demand and our Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. Recently, we have maintained or grown the base of customers that have purchased certain of our On Demand services while managing our expenses to a consistent or lower level in comparison to the prior year periods. To the extent we are able to continue this trend, we would expect our On Demand revenues and margins to increase. We have made and plan to continue to make investments in our On Demand businesses to support current and future revenue growth, which historically have negatively impacted On Demand margins and could do so in the future.

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

On April 19, 2009, we entered into an Agreement and Plan of Merger (Merger Agreement) with Sun Microsystems, Inc. (Sun), a provider of enterprise computing systems, software and services. Pursuant to the Merger Agreement, our wholly owned subsidiary will merge with and into Sun and Sun will become a wholly owned subsidiary of Oracle. Upon the consummation of the merger, each share of Sun common stock will be converted into the right to receive $9.50 in cash. In addition, options to acquire Sun common stock, Sun restricted stock unit awards and other equity-based awards denominated in shares of Sun common stock outstanding immediately prior to the consummation of the merger will generally be converted into options, restricted stock unit awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Sun is approximately $7.4 billion. Completion of this transaction is subject to customary closing conditions, including regulatory clearance under the applicable antitrust laws of the European Commission and other jurisdictions. On November 9, 2009, we received a Statement of Objections from the European Commission relating to our proposed acquisition of Sun. A hearing to consider the Statement of Objections and Oracle’s response to the Statement of Objections was held on December 10-11, 2009.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. In July 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification), which we adopted in our second quarter of fiscal 2010. There were no changes to our consolidated financial statements and related disclosures contained in this Quarterly Report due to the implementation of the Codification, other than changes in reference in this Quarterly Report to the various authoritative accounting pronouncements contained within the Codification.

GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first half of fiscal 2010, we adopted certain new accounting pronouncements that affected our critical accounting policies and estimates, namely Accounting Standards Codification (ASC) 805, Business Combinations, which affected our Business Combinations and Accounting for Income Taxes policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 for a more complete discussion of our critical accounting policies and estimates for fiscal 2010. There were no other significant changes in our critical accounting policies and estimates in fiscal 2010 other than the aforementioned reference changes resulting from the Codification.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2010 compared with the same periods in fiscal 2009 is impacted by our acquisitions.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2010 compared to the corresponding periods in the prior year, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the second quarter of fiscal 2009) to the growth in new software license revenues and to the growth in software license updates and product support revenues. We also present supplemental disclosures related to certain charges. Although certain revenue and expense contributions from our acquisitions are quantifiable, we are unable to identify the following:

•

the contribution of the significant majority of our services revenues from acquired companies during the second quarter and first half of fiscal 2010 as the significant majority of these services had been fully integrated into our existing operations; and

•

the contribution of the significant majority of the expenses associated with acquired products and services during the second quarter and first half of fiscal 2010 as the significant majority of these expenses had been fully integrated into our existing operations.

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

•

our acquisitions in the periods presented did not result in our entry into a new line of business or product category—therefore, we provided multiple products with substantially similar features and functionality; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, amounts shown as support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses including our non-operating income and expenses, will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2009, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in

Euros had revenues of 1.0 million Euros from products sold on November 30, 2009 and November 30, 2008, our financial statements would reflect reported revenues of $1.50 million in the first half of fiscal 2010 (using 1.50 as the month-end average exchange rate for the period) and $1.30 million in the first half of fiscal 2009 (using 1.30 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and six months ended November 30, 2009 and 2008 using the May 31, 2009 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
Total Revenues by Geography:
Americas	$2,979	3%	1%	$2,904	$5,650	1%	1%	$5,591
EMEA(1)	1,976	5%	-2%	1,881	3,618	-3%	-2%	3,711
Asia Pacific(2)	903	10%	-2%	822	1,643	0%	-5%	1,636

Total revenues	5,858	4%	0%	5,607	10,911	0%	-1%	10,938
Total Operating Expenses	3,680	1%	-2%	3,632	6,993	-6%	-6%	7,442

Total Operating Margin	$2,178	10%	2%	$1,975	$3,918	12%	10%	$3,496

Total Operating Margin %	37%			35%	36%			32%
% Revenues by Geography:
Americas	51%			52%	52%			51%
EMEA	34%			34%	33%			34%
Asia Pacific	15%			14%	15%			15%
Total Revenues by Business:
Software	$4,900	9%	4%	$4,476	$9,045	5%	4%	$8,648
Services	958	-15%	-19%	1,131	1,866	-19%	-18%	2,290

Total revenues	$5,858	4%	0%	$5,607	$10,911	0%	-1%	$10,938

% Revenues by Business:
Software	84%			80%	83%			79%
Services	16%			20%	17%			21%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009:    Our operating results for the second quarter of fiscal 2010 were impacted by the weakening of the U.S. Dollar relative to other major international currencies. These favorable currency variances resulted in an increase to our total revenues of 4 percentage points during the second quarter of fiscal 2010. On a constant currency basis, growth in total revenues for the second quarter of fiscal 2010 was flat as compared to the prior year period as our growth in total software revenues was offset by a reduction in our total services revenues. Excluding the effect of currency rate fluctuations, our total software revenues increased by 4% due to a 9% increase in our software license updates and product support revenues, while our total services revenues decreased by 19%, which we believe was caused by weaker demand for IT services due to the deterioration in global economic conditions in recent quarters. Excluding the effect of currency rate fluctuations, total revenues in the Americas increased by 1%, while total revenues in the EMEA and Asia Pacific regions each decreased by 2%.

Total operating expenses were unfavorably affected by foreign currency rate fluctuations of 3 percentage points in the second quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, the 2% decrease in total operating expenses in the second quarter of fiscal 2010 is due to reductions in salary and external contractor expenses primarily in our services business, decreased travel and entertainment expenses (including rebillable travel and entertainment expenses) and bad debt expenses across all of our operating segments. These decreases were partially offset by an increase in our variable compensation and benefits expenses across all of our operating segments and an increase in our restructuring expenses. The increase in our benefits expenses was primarily due to a current quarter increase in our deferred compensation plan liability, which was offset by a gain in our deferred compensation plan assets (see additional discussion under “Non-Operating Income, net” below).

Excluding the effects of favorable foreign currency variations of 8 percentage points, total operating margin and total operating margin as a percentage of total revenues increased during the second quarter of fiscal 2010 because our total operating expenses declined while our total revenues were flat in comparison to the prior year period.

First Half Fiscal 2010 Compared to First Half Fiscal 2009:    Excluding the effects of foreign currency rate fluctuations, total revenues decreased slightly in the first half of fiscal 2010 as growth in our total software revenues was offset by decreases in our total services revenues. Excluding the effect of currency rate fluctuations, our total software revenues increased by 4% due to a 10% increase in our software license updates and product support revenues, while our total services revenues decreased by 18%. Excluding the effect of currency rate fluctuations, total revenues in the Americas increased by 1%, while total revenues in the EMEA and Asia Pacific regions declined by 2% and 5%, respectively.

On a constant currency basis, the net decrease in operating expenses was generally consistent with the reasons noted above, with the exception of variable compensation expense reductions, which also contributed to the decrease in our total operating expenses in the first half of fiscal 2010. On a constant currency basis, operating margin and operating margin as a percentage of revenues in the first half of fiscal 2010 increased due to decreases in our operating expenses.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2009	2008	2009	2008
Support deferred revenues(1)	$14	$80	$23	$171
Amortization of intangible assets(2)	436	427	867	839
Acquisition related and other(3)(5)	10	21	16	71
Restructuring(4)	114	17	162	31
Stock-based compensation(5)	104	89	188	175
Income tax effects(6)	(175)	(184)	(337)	(353)

	$503	$450	$919	$934

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $14 million and $80 million for the three months ended November 30, 2009 and 2008, respectively, and $23 million and $171 million for the six months ended November 30, 2009 and 2008, respectively. Approximately $18 million and $14 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2010 and fiscal 2011, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)

Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily BEA Systems, Inc., Hyperion Solutions Corporation, Siebel Systems, Inc. and PeopleSoft, Inc. As of November 30, 2009, estimated future amortization expenses related to intangible assets, excluding the impact of additional intangible assets resulting from any subsequent acquisitions, such as from our proposed acquisition of Sun, were as follows (in millions):

Remainder of Fiscal 2010	$796
Fiscal 2011	1,416
Fiscal 2012	1,268
Fiscal 2013	1,117
Fiscal 2014	900
Fiscal 2015	706
Thereafter	381

Total	$6,584

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net. As a result of our adoption of ASC 805, Business Combinations, as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009).

(4)

Restructuring expenses during the first half of fiscal 2010 relate primarily to Oracle employee severance and facility exit costs in connection with our Fiscal 2009 Oracle Restructuring Plan that was initiated in the third quarter of fiscal 2009, and amended in the first quarter of fiscal 2010. Restructuring expenses during the first half of fiscal 2009 relate to costs incurred pursuant to our Fiscal 2008 Oracle Restructuring Plan that was initiated in the second quarter of fiscal 2008. As a result of our fiscal 2010 adoption of ASC 805, Business Combinations, in connection with any acquisition that we close prospectively, we will record involuntary termination and other exit costs associated with the acquisition to restructuring expenses, which is a change in the required accounting in comparison to prior year periods (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009).

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Sales and marketing	$20	$16	$36	$35
Software license updates and product support	4	3	8	6
Cost of services	3	3	6	6
Research and development	44	45	76	82
General and administrative	33	22	62	46

Subtotal	104	89	188	175
Acquisition related and other	—	6	—	11

Total stock-based compensation	$104	$95	$188	$186

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock awards.

(6)

The income tax effects presented in the table above were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the charges and resulted in an effective tax rate of 27.4% and 29.0% for the second quarter of fiscal 2010 and 2009, respectively, and 27.7% and 27.4% for the first half of fiscal 2010 and 2009, respectively. The differences in the income tax rates for the second quarter and first half of fiscal 2010, respectively, in comparison to the income tax rates derived per our condensed consolidated statements of operations were due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses in these periods.

Software Business

Our software business consists of our new software licenses segment and software license updates and product support segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
New Software License Revenues:
Americas	$778	4%	1%	$751	$1,274	-1%	-1%	$1,286
EMEA	548	-2%	-11%	557	862	-12%	-14%	978
Asia Pacific	327	3%	-8%	318	545	-9%	-15%	599

Total revenues	1,653	2%	-5%	1,626	2,681	-6%	-9%	2,863
Expenses:
Sales and marketing(1)	1,113	-1%	-6%	1,130	2,057	-7%	-8%	2,223
Stock-based compensation	20	25%	25%	16	36	1%	1%	35
Amortization of intangible assets(2)	208	3%	3%	201	413	4%	4%	394

Total expense	1,341	-1%	-4%	1,347	2,506	-6%	-6%	2,652

Total Margin	$312	12%	-7%	$279	$175	-16%	-40%	$211

Total Margin %	19%			17%	6%			7%
% Revenues by Geography:
Americas	47%			46%	48%			45%
EMEA	33%			34%	32%			34%
Asia Pacific	20%			20%	20%			21%
Revenues by Product:
Database and middleware	$1,163	1%	-6%	$1,146	$1,848	-10%	-12%	$2,034
Applications	478	2%	-3%	469	795	-1%	-2%	799

Total revenues by product	1,641	2%	-5%	1,615	2,643	-6%	-9%	2,833
Other revenues	12	10%	6%	11	38	28%	28%	30

Total new software license revenues	$1,653	2%	-5%	$1,626	$2,681	-6%	-9%	$2,863

% Revenues by Product:
Database and middleware	71%			71%	70%			72%
Applications	29%			29%	30%			28%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009:    New software license revenues were favorably affected by foreign currency rate fluctuations of 7 percentage points in the second quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, total new software license revenues decreased by 5% in the second quarter of fiscal 2010 due to decreases in the EMEA and Asia Pacific regions.

Excluding the effect of favorable currency rate fluctuations of 7 percentage points, database and middleware revenues declined 6% in the second quarter of fiscal 2010 and 5% over the trailing 4-quarters. The decline in our database and middleware revenues was affected by the high growth rates in our database and middleware revenues against which the results for the aforementioned periods are compared and weaker global economic conditions that we believe impacted or delayed customers’ purchasing decisions. In addition, our database and middleware products are sold with or are embedded in a number of other products developed and marketed by other vendors, including products from other software applications vendors, and our revenues earned from certain of these vendors decreased in the second quarter of fiscal 2010 as these vendors’ own revenues decreased. In reported currency, our recently acquired products contributed an incremental $30 million to our database and middleware revenues in the second quarter of fiscal 2010.

Excluding the effect of favorable currency rate fluctuations of 5 percentage points, applications new software license revenues decreased 3% in the second quarter of fiscal 2010 and 6% over the trailing 4-quarters due to weaker global economic conditions that we believe impacted or delayed customers’ purchasing decisions. In reported currency, our recently acquired products contributed an incremental $12 million to our applications revenues in the second quarter of fiscal 2010.

In reported currency, new software license revenues earned from transactions over $0.5 million increased by 11% in the second quarter of fiscal 2010 and represented 51% of our new software license revenues in the second quarter of fiscal 2010 in comparison to 47% in the second quarter of fiscal 2009.

Total sales and marketing expenses were unfavorably impacted by 3 percentage points of currency variations during the second quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, total sales and marketing expenses decreased in the second quarter of fiscal 2010 primarily due to a decrease in salaries expenses resulting from headcount reductions, lower travel and entertainment expenses due to cost management initiatives and lower bad debt expenses resulting from improved cash collections.

Our new software license segment’s operating margin was impacted by 19 percentage points of favorable currency variations during the second quarter of fiscal 2010. Excluding the effects of currency rate fluctuations, total new software license margin and margin as a percentage of revenues decreased as our new software license revenues decreased while expenses related to amortization of intangible assets increased.

First Half Fiscal 2010 Compared to First Half Fiscal 2009:    Excluding the effect of favorable foreign currency rate fluctuations of 3 percentage points, total new software license revenues decreased by 9% in the first half of fiscal 2010 for similar reasons as noted above. In reported currency, recently acquired products contributed $36 million and $27 million to our database and middleware and applications revenues, respectively, in the first half of fiscal 2010. In reported currency, new software license revenues earned from transactions over $0.5 million decreased by 3% in the first half of fiscal 2010 and represented 48% of new software license revenues in the first half of fiscal 2010 in comparison to 46% in the first half of fiscal 2009.

Excluding the effect of foreign currency rate fluctuations, total sales and marketing expenses decreased due to lower variable compensation expenses in addition to the reasons noted above. Excluding the effect of foreign currency rate fluctuations, new software license margin and margin as a percentage of revenues decreased in the first half of fiscal 2010 as our new software license revenues decreased at a faster rate than our related expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
Software License Updates and Product Support Revenues:
Americas	$1,734	10%	9%	$1,576	$3,429	9%	10%	$3,132
EMEA	1,088	18%	11%	924	2,120	9%	12%	1,941
Asia Pacific	425	21%	9%	350	815	15%	8%	712

Total revenues	3,247	14%	9%	2,850	6,364	10%	10%	5,785
Expenses:
Software license updates and product support(1)	260	2%	-1%	254	482	-9%	-9%	533
Stock-based compensation	4	36%	36%	3	8	22%	22%	6
Amortization of intangible assets(2)	215	2%	2%	212	428	3%	3%	417

Total expenses	479	2%	0%	469	918	-4%	-4%	956

Total Margin	$2,768	16%	11%	$2,381	$5,446	13%	13%	$4,829

Total Margin %	85%			84%	86%			84%
% Revenues by Geography:
Americas	53%			55%	54%			54%
EMEA	34%			32%	33%			34%
Asia Pacific	13%			13%	13%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009:    The growth in our software license updates and product support revenues was favorably affected by foreign currency rate fluctuations of 5 percentage points in the second quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the second quarter of fiscal 2010 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and, to a lesser extent, incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 51%, EMEA contributed 37% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the second quarter of fiscal 2010 include incremental revenues of $19 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $14 million and $80 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the second quarter of fiscal 2010 and 2009, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

Total software license updates and product support expenses were unfavorably impacted by 2 percentage points of currency variations during the second quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, growth in software license updates and product support expenses was flat when compared to the prior year period’s expenses as decreases in bad debt expenses from improved collection efforts were offset by increases in salaries resulting from increased headcount and an increase in benefits expenses. A portion of the increase in our benefits expenses was attributable to an increase in our deferred compensation plan liability in the current year period, which was offset by a gain in our deferred compensation plan assets (refer to additional discussion under “Non-Operating Income, net” below).

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased as our revenues grew while our expenses were flat.

First Half Fiscal 2010 Compared to First Half Fiscal 2009:    On a constant currency basis, the growth in our software license updates and product support revenues and expenses is primarily attributable to the same reasons as noted above. On a constant currency basis, the Americas contributed 52%, EMEA contributed 38% and Asia Pacific contributed 10% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first half of fiscal 2010 included incremental contributions of $44 million from recently acquired companies. Software license updates and product support revenues related to support contracts in the amounts of $23 million and $171 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first half of fiscal 2010 and 2009, respectively, due to business combination accounting rules.

On a constant currency basis, software license updates and product support expenses decreased for similar reasons as noted above. Total software license updates and product support margin and margin as a percentage of revenues increased as our revenues grew while our expenses decreased.

Services Business

Our services business consists of our consulting, On Demand and education segments.

Consulting:    Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of employee and external contractor related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
Consulting Revenues:
Americas	$335	-22%	-24%	$430	$695	-21%	-20%	$875
EMEA	253	-16%	-22%	303	472	-21%	-20%	601
Asia Pacific	104	-5%	-15%	109	188	-19%	-22%	232

Total revenues	692	-18%	-22%	842	1,355	-21%	-21%	1,708
Expenses:
Cost of services(1)	628	-11%	-15%	708	1,221	-18%	-18%	1,491
Stock-based compensation	2	1%	1%	2	4	6%	6%	3
Amortization of intangible assets(2)	10	-9%	-9%	11	19	-9%	-9%	21

Total expenses	640	-11%	-15%	721	1,244	-18%	-17%	1,515

Total Margin	$52	-56%	-59%	$121	$111	-42%	-44%	$193

Total Margin %	8%			14%	8%			11%
% Revenues by Geography:
Americas	48%			51%	51%			51%
EMEA	37%			36%	35%			35%
Asia Pacific	15%			13%	14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009:    Consulting revenues were favorably affected by foreign currency rate fluctuations of 4 percentage points in the second quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, we believe the decline in our consulting revenues was generally due to weaker demand resulting from the deterioration of global economic conditions over recent quarters.

Consulting expenses were unfavorably impacted by 4 percentage points of foreign currency rate variations during the second quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, consulting expenses decreased during the second quarter due primarily to a reduction in employee expenses, including salaries, variable compensation and travel and entertainment, and external contractor related expenses.

On a constant currency basis, consulting margin and margin as a percentage of revenues decreased in the second quarter of fiscal 2010 as our revenues declined at a greater rate than our expenses.

First Half Fiscal 2010 Compared to First Half Fiscal 2009:    Excluding the effect of currency rate fluctuations, the decline in consulting revenues, expenses, margin and margin as a percentage of revenues was generally due to similar reasons as noted above.

On Demand:    Our On Demand segment includes our Oracle On Demand and Advanced Customer Services offerings. Oracle On Demand provides multi-featured software and hardware management, and maintenance services for our database and middleware as well as our applications software delivered either at our data center facilities, at select partner data centers, or at customer facilities. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers and remote and on-site expert services. The cost of providing On Demand services consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
On Demand Revenues:
Americas	$99	-5%	-6%	$104	$190	-9%	-9%	$210
EMEA	58	1%	-6%	58	116	-2%	0%	118
Asia Pacific	31	14%	3%	27	62	11%	7%	56

Total revenues	188	-1%	-4%	189	368	-4%	-4%	384
Expenses:
Cost of services(1)	138	-8%	-12%	151	266	-14%	-14%	310
Stock-based compensation	1	33%	33%	1	2	16%	16%	2
Amortization of intangible assets(2)	3	0%	0%	3	7	0%	0%	7

Total expenses	142	-8%	-12%	155	275	-14%	-14%	319

Total Margin	$46	34%	27%	$34	$93	43%	42%	$65

Total Margin %	24%			18%	25%			17%
% Revenues by Geography:
Americas	53%			55%	52%			55%
EMEA	30%			31%	31%			31%
Asia Pacific	17%			14%	17%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, On Demand revenues declined modestly in the fiscal 2010 periods. On a constant currency basis, On Demand expenses decreased primarily due to lower employee related expenses in the fiscal 2010 periods. On a constant currency basis, On Demand margins and margins as a percentage of revenues improved during the fiscal 2010 periods due to expense reductions.

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our database and middleware software products as well as our applications software products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
Education Revenues:
Americas	$33	-23%	-24%	$43	$62	-29%	-29%	$87
EMEA	29	-27%	-32%	39	48	-35%	-34%	74
Asia Pacific	16	-11%	-19%	18	33	-13%	-17%	37

Total revenues	78	-22%	-26%	100	143	-28%	-28%	198
Expenses:
Cost of services(1)	63	-18%	-22%	77	121	-24%	-23%	159

Total Margin	$15	-36%	-40%	$23	$22	-45%	-47%	$39

Total Margin %	19%			23%	15%			20%
% Revenues by Geography:
Americas	42%			43%	43%			44%
EMEA	37%			39%	34%			37%
Asia Pacific	21%			18%	23%			19%

(1)	Excluding stock-based compensation

On a constant currency basis, education revenues decreased in the fiscal 2010 periods as we experienced weaker demand for our educational services that we believe was the result of weaker global economic conditions. On a constant currency basis, education expenses declined in the fiscal 2010 periods as we reduced our employee related and external contractor expenses. Education margin and margin as a percentage of revenues decreased in the fiscal 2010 periods due to a reduction in our revenues, which declined at a higher rate than our expense reductions.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
Research and development(1)	$664	10%	8%	$606	$1,292	1%	2%	$1,278
Stock-based compensation	44	-3%	-3%	45	76	-7%	-7%	82

Total expenses	$708	9%	7%	$651	$1,368	1%	1%	$1,360

% of Total Revenues	12%			12%	13%			12%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2010 periods primarily due to increased variable compensation plan expenses and an increase in our benefits expenses resulting from an increase in deferred compensation plan obligations during the second quarter of fiscal 2010 (refer to additional discussion under “Non-Operating Income, net” below). These increases were partially offset by a reduction in travel and entertainment and external contractor expenses in the fiscal 2010 periods presented. Our research and development headcount and constant currency salary expenses were relatively consistent with prior year periods.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
General and administrative(1)	$150	-1%	-3%	$152	$321	-4%	-2%	$333
Stock-based compensation	33	51%	51%	22	62	35%	35%	46

Total expenses	$183	5%	3%	$174	$383	1%	2%	$379

% of Total Revenues	3%			3%	4%			3%

(1)	Excluding stock-based compensation

Excluding the effect of currency rate fluctuations, total general and administrative expenses increased modestly during the fiscal 2010 periods as a result of higher stock-based compensation expenses resulting from higher fair values of our stock awards that were amortized and recognized as expense in the current year periods, which were partially offset by net decreases to certain other expenses. Our general and administrative headcount and constant currency salary expenses were relatively consistent with prior year periods.

Amortization of Intangible Assets:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
Software support agreements and related relationships	$141	2%	2%	$138	$280	3%	3%	$272
Developed technology	180	0%	0%	181	360	2%	2%	354
Core technology	66	4%	4%	63	130	4%	4%	125
Customer relationships	40	7%	7%	37	78	8%	8%	72
Trademarks	9	18%	18%	8	19	19%	19%	16

Total amortization of intangible assets	$436	2%	2%	$427	$867	3%	3%	$839

Amortization of intangible assets increased in the fiscal 2010 periods presented above due to additional amortization from acquired intangibles for acquisitions that we consummated since the beginning of the second quarter of fiscal 2009. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods or purchase price allocation periods have ended, and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock awards. As a result of our adoption of the FASB’s revised accounting standard for business combinations as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2009	Actual	Constant	2008	2009	Actual	Constant	2008
Transitional and other employee related costs	$2	-39%	-38%	$4	$5	-82%	-81%	$31
Stock-based compensation	—	-100%	-100%	6	—	-100%	-100%	11
Professional fees and other, net	4	-58%	-54%	10	7	-66%	-63%	19
Business combination adjustments	4	163%	168%	1	4	-59%	-50%	10

Total acquisition related and other expenses	$10	-52%	-49%	$21	$16	-77%	-75%	$71

On a constant currency basis, acquisition related and other expenses decreased in the fiscal 2010 periods due primarily to lower transitional employee and stock-based compensation expenses, which were higher in the prior year periods due to BEA related integration costs (we acquired BEA in the fourth quarter of fiscal 2008).

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Beginning in fiscal 2010, our adoption of the FASB’s revised accounting standard for business combinations required that, in connection with any prospective acquisition, we record involuntary employee termination and other exit costs associated with such acquisition to restructuring expenses in our consolidated financial statements (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009). For additional information regarding our Oracle-based and acquired company restructuring plans, please see Note 6 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	Percent Change		2008	2009	Percent Change		2008
(Dollars in millions)		Actual	Constant			Actual	Constant
Restructuring expenses	$114	561%	504%	$17	$162	426%	414%	$31

Restructuring expenses in the fiscal 2010 periods consisted primarily of expenses associated with the Oracle Fiscal 2009 Restructuring Plan (2009 Plan), which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. We amended the 2009 Plan in the first quarter of fiscal 2010 to reflect additional actions that we expect to take over the course of fiscal 2010. The total estimated restructuring costs associated with the 2009 Plan are $453 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are recognized. In the second quarter and first half of fiscal 2010, we recorded $114 million and $162 million of restructuring expenses in connection with the 2009 Plan, respectively. We expect to incur the majority of the approximately $206 million that is remaining under the 2009 Plan during the last two quarters of fiscal 2010. Our estimated costs may be subject to change in future periods. Restructuring expenses in the fiscal 2009 periods consisted primarily of expenses associated with our Oracle Fiscal 2008 Restructuring Plan, for which substantially all costs were incurred through fiscal 2009.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	Percent Change		2008	2009	Percent Change
(Dollars in millions)		Actual	Constant			Actual	Constant	2008
Interest expense	$188	20%	20%	$157	$368	16%	16%	$317

Interest expense increased in the fiscal 2010 periods due to higher average borrowings resulting from our issuance of $4.5 billion of senior notes in July 2009, and was partially offset by a reduction in interest expense associated with the maturity and repayment of $1.0 billion of senior notes and related variable to fixed interest rate swap agreement in May 2009.

Non-Operating Income, net:    Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	Percent Change		2008	2009	Percent Change		2008
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$30	-69%	-71%	$97	$65	-65%	-65%	$185
Foreign currency losses, net	(2)	91%	95%	(22)	(20)	-67%	-42%	(12)
Noncontrolling interests in income	(16)	18%	20%	(19)	(40)	-12%	-12%	(35)
Other income (losses), net	21	142%	142%	(48)	30	163%	163%	(48)

Total non-operating income, net	$33	315%	264%	$8	$35	-62%	-60%	$90

Fiscal Second Quarter 2010 Compared to Fiscal Second Quarter 2009:    On a constant currency basis, non-operating income, net increased in the second quarter of fiscal 2010 due to a reduction in foreign currency losses and an increase in other income, net that resulted primarily from favorable changes in the values of our marketable securities that we classify as trading and are held to support our deferred compensation plan obligations. These favorable variances in the values of our marketable securities offset the unfavorable variances in the obligations associated with our deferred compensation plan that are included in our operating expenses such that there is virtually no impact to our income before provision for income taxes during the second quarter of fiscal 2010 or any other period presented. The favorable variances to non-operating income, net caused by other income (losses), net were almost entirely offset by decreases in interest income resulting from a general decline in market interest rates that resulted in lower yields earned on our cash and marketable securities balances during the second quarter of fiscal 2010.

First Half Fiscal 2010 Compared to First Half Fiscal 2009:    On a constant currency basis, non-operating income, net decreased in the first half of fiscal 2010 due primarily to decreases in market yields that reduced our interest income. These decreases were partially offset by an increase in other income (losses), net resulting from favorable changes in asset values that support our deferred compensation plan obligations (described further above).

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	Percent Change		2008	2009	Percent Change		2008
(Dollars in millions)		Actual	Constant			Actual	Constant
Provision for income taxes	$565	7%	-2%	$530	$1,003	12%	10%	$896

Effective tax rate	27.9%			29.0%	28.0%			27.4%

On a constant currency basis, the provision for income taxes decreased during the second quarter of fiscal 2010 primarily due to transfer pricing adjustments and differences in the mix of earnings when compared with the prior year period. These decreases were partially offset by the impact of higher current period earnings before tax, along with the U.S. research and development tax credit expiration in the current year combined with the retroactive reinstated tax benefit reported in the prior year. On a constant currency basis, provision for income taxes in the first half of fiscal 2010 increased, substantially due to higher income before taxes.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2009	Change	May 31, 2009
Working capital	$16,701	77%	$9,432
Cash, cash equivalents and marketable securities	$20,784	65%	$12,624

Working capital:    The increase in working capital as of November 30, 2009 in comparison to May 31, 2009 was primarily due to our issuance of $4.5 billion of long-term, senior notes in July 2009 and the favorable impact to our net current assets resulting from our net income generated during the first half of fiscal 2010, partially offset by cash used for acquisitions, repurchases of our common stock and cash used to pay dividends to our stockholders. Our working capital may be impacted by some or all of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise obligations. The increase in cash, cash equivalents and marketable securities at November 30, 2009 in comparison to May 31, 2009 was due to the issuance of $4.5 billion of senior notes in July 2009 and an increase in cash generated from our operating activities. Cash, cash equivalents and marketable securities include $14.7 billion held by our foreign subsidiaries as of November 30, 2009. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar weakened against most major international currencies during the first half of fiscal 2010, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of November 30, 2009 relative to what we would have reported using a constant currency rate as of May 31, 2009. Our increase in cash, cash equivalents and marketable securities balances were partially offset by cash used for acquisitions, the repurchases of our common stock, and the payment of cash dividends to our stockholders.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 47 days at November 30, 2009 compared with 58 days at May 31, 2009. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first half of fiscal 2010, of large license and support balances outstanding as of May 31, 2009.

	Six Months Ended November 30,
(Dollars in millions)	2009	Change	2008
Cash provided by operating activities	$4,389	10%	$3,990
Cash used for investing activities	$(2,589)	17%	$(2,207)
Cash provided by (used for) financing activities	$3,843	299%	$(1,928)

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

Net cash provided by operating activities increased in the first half of fiscal 2010 primarily due to cash favorable working capital movements, including less cash used to settle lower accrued compensation liabilities and a reduction in cash used to pay income tax related liabilities during the first half of fiscal 2010 in comparison to the first half of fiscal 2009.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first half of fiscal 2010 due to an increase in cash used to purchase marketable securities (net of proceeds received from sales and maturities), partially offset by a decrease in cash used for acquisitions, net of cash acquired, and a decrease in capital expenditures.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercise activity.

Net cash provided by financing activities in the first half of fiscal 2010 increased compared to cash used by financing activities in the first half of fiscal 2009 due to our issuance of $4.5 billion of senior notes and a reduction in our common stock repurchases.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2009	Change	2008
Cash provided by operating activities	$8,654	7%	$8,089
Capital expenditures(1)	(230)	-53%	(486)

Free cash flow	$8,424	11%	$7,603

Net income	$5,802		$5,750

Free cash flow as a percent of net income	145%		132%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first half of fiscal 2010 and 2009, $344 million and $442 million, respectively, or approximately 13% and 15%, respectively, of our new software license revenues were financed through our financing division.

Recent Financing Activities:    In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 and $1.25 billion of 6.125% notes due July 2039. We issued these senior notes for general corporate purposes and for future acquisitions, including our proposed acquisition of Sun and acquisition related expenses. In September 2009, we entered into certain interest rate swap agreements related to our 2014 Notes that have the economic effect of modifying the fixed interest obligations associated with our 2014 Notes so that the interest obligations became variable based upon a LIBOR-based index. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 5 and Note 8 of Notes to Condensed Consolidated Financial Statements. There were no other significant changes in our financing activities in comparison to those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of November 30, 2009:

		Year Ending May 31,
(Dollars in millions)	Total	2010	2011	2012	2013	2014	2015	Thereafter
Principal payments on borrowings(1)	$14,750	$1,000	$2,250	$—	$1,250	$—	$1,500	$8,750
Capital leases(2)	1	1	—	—	—	—	—	—
Interest payments on borrowings(1)	7,914	375	691	577	577	515	504	4,675
Operating leases(3)	1,296	204	329	242	159	101	68	193
Purchase obligations(4)	169	115	27	12	3	3	3	6
Funding commitments(5)	2	2	—	—	—	—	—	—

Total contractual obligations	$24,132	$1,697	$3,297	$831	$1,989	$619	$2,075	$13,624

(1)	Our borrowings (excluding capital leases) consist of the following as of November 30, 2009:

Principal Balance
Floating rate senior notes due May 2010	$1,000
5.00% senior notes due January 2011, net of discount of $2	2,248
4.95% senior notes due April 2013	1,250
3.75% senior notes due July 2014	1,500
5.25% senior notes due January 2016, net of discount of $7	1,993
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $6	1,744
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242

Total borrowings	$14,724

Our floating rate senior notes due May 2010 bore interest at a rate of 0.33% as of November 30, 2009. We have entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.59%. Interest payments on borrowings have been presented in our contractual obligations table above after consideration of this variable to fixed interest rate swap agreement.

Separately, we have entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on borrowings presented in the contractual obligations table above have been estimated using an interest rate of 1.38%, which represented our effective interest rate as of November 30, 2009 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been excluded from the above table of borrowings.

(2)	Represents remaining payments under capital leases assumed from acquisitions.

(3)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $244 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at November 30, 2009.

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

As of November 30, 2009, we have $2.4 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $79 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2010. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2010.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund any future acquisitions, including the proposed Sun acquisition, dividend payments and repurchase common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock Options

Our stock option program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We recognize that options dilute existing stockholders and have sought to control the number of options granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2006 has been a weighted average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new options granted and assumed, net of options forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised. Some of these options, which generally have 10 year exercise periods, have exercise prices higher than the current market price of our common stock. At November 30, 2009, 10% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock option program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2009, the maximum potential dilution from all outstanding and unexercised option awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.9%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants up to 100,000 shares to non-executive officers and employees. Stock option activity from June 1, 2006 through November 30, 2009 is summarized as follows (shares in millions):

Options outstanding at May 31, 2006	473
Options granted	259
Options assumed	63
Options exercised	(343)
Forfeitures and cancellations	(54)

Options outstanding at November 30, 2009	398

Average annualized options granted and assumed, net of forfeitures	63
Average annualized stock repurchases	(161)
Shares outstanding at November 30, 2009	5,009
Basic weighted average shares outstanding from June 1, 2006 through November 30, 2009	5,108
Options outstanding as a percent of shares outstanding at November 30, 2009	7.9%
In the money options outstanding (based on our November 30, 2009 stock price) as a percent of shares outstanding at November 30, 2009	7.2%
Weighted average annualized options granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through November 30, 2009	1.2%
Weighted average annualized options granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through November 30, 2009	-1.9%

Our Compensation Committee approves the annual organization-wide option grants to certain key employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first half of fiscal 2010, we made our annual grant of stock options on July 2, 2009 and made or assumed other grants totaling 68 million shares, which were partially offset by forfeitures of 4 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

We issued $4.5 billion of fixed rate borrowings during the first quarter of fiscal 2010 as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $14.7 billion as of November 30, 2009, consisting of $13.7 billion of fixed rate borrowings and $1.0 billion of floating rate borrowings.

In September 2009, we entered into certain fixed to variable interest rate swap agreements to manage the interest rate exposures associated with our senior notes due July 2014 (2014 Notes) so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. We do not use interest rate swap arrangements for trading purposes. We have designated these swap agreements as qualifying instruments and are accounting for them as fair value hedges pursuant to the FASB’s accounting standard for derivatives and hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of our 2014 Notes due to interest rate movements. The changes in fair values of these interest rate swap agreements will be recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same intervals as the 2014 Notes, are recorded as interest expense.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Our 2014 Notes had an effective interest rate of 1.38% as of November 30, 2009, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of November 30, 2009, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $15 million as it relates to our fixed to variable interest rate swap agreements.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2010 or through the date of this Quarterly Report. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of November 30, 2009, approximately $5.8 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 1, 2009—September 30, 2009	3.9	$21.79	3.9	$5,924.5
October 1, 2009—October 31, 2009	4.2	$21.30	4.2	$5,835.8
November 1, 2009—November 30, 2009	3.5	$21.97	3.5	$5,759.2

Total	11.6	$21.67	11.6

Item 4.    Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on October 7, 2009.

Proposal No. 1: The stockholders elected each of the following persons as a director to hold office until the 2010 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

Director’s Name	Votes For (in millions)	Votes Withheld (in millions)
Jeffrey S. Berg	3,219	1,286
H. Raymond Bingham	4,329	176
Michael J. Boskin	4,337	168
Safra A. Catz	4,452	53
Bruce R. Chizen	4,483	22
George H. Conrades	4,373	132
Lawrence J. Ellison	4,466	39
Hector Garcia-Molina	3,511	994
Jeffrey O. Henley	4,452	53
Donald L. Lucas	4,105	401
Charles E. Phillips, Jr.	4,438	67
Naomi O. Seligman	3,425	1,081

Proposal No. 2: The stockholders approved the adoption of Oracle’s Fiscal Year 2010 Executive Bonus Plan with 3,938 million affirmative votes, 551 million votes against and 16 million votes abstaining.

Proposal No. 3: The stockholders ratified the appointment of Ernst & Young LLP as Oracle’s independent registered public accounting firm for the fiscal year ending May 31, 2010 with 4,491 million affirmative votes, 11 million votes against and 4 million votes abstaining.

Proposal No. 4: The stockholders defeated a stockholder proposal to request that our Board of Directors take the steps necessary to amend our bylaws and each appropriate governing document to give holders of 10% of our outstanding common stock the power to call special stockholder meetings with 1,334 million affirmative votes, 2,599 million votes against, 16 million votes abstaining and 556 million broker non-votes.

Proposal No. 5: The stockholders defeated a stockholder proposal to request that our Board of Directors adopt a policy to submit to an advisory vote of the stockholders the compensation of the named executive officers set forth in the proxy statement’s Summary Compensation Table and the accompanying narrative disclosure with 1,389 million affirmative votes, 2,412 million votes against, 147 million votes abstaining and 556 million broker non-votes.

Proposal No. 6: The stockholders defeated a stockholder proposal to request that the Compensation Committee of the Board of Directors adopt a policy requiring that senior executives retain at least 75% of net after-tax shares acquired through equity compensation programs until two years following the termination of their employment with 809 million affirmative votes, 3,122 million votes against, 18 million votes abstaining and 556 million broker non-votes.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.25*	Description of the Fiscal Year 2010 Executive Bonus Plan

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2009 and May 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2009 and 2008, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2009 and 2008 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement. Incorporated by reference to Oracle Corporation’s current report on Form 8-K filed on October 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 21, 2009	By:	/s/ JEFF EPSTEIN
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: December 21, 2009	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer