Form 10-Q
period 2010-02-28
ORACLE CORP
filed 2010-03-29
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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

The number of shares of registrant’s common stock outstanding as of March 23, 2010 was: 5,019,091,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2010 and May 31, 2009

(Unaudited)

(in millions, except per share data)	February 28, 2010	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,331	$8,995
Marketable securities	8,158	3,629
Trade receivables, net of allowances for doubtful accounts of $273 and $270 as of February 28, 2010 and May 31, 2009, respectively	3,898	4,430
Inventories	315	—
Deferred tax assets	978	661
Prepaid expenses and other current assets	1,299	866

Total current assets	23,979	18,581

Non-current assets:
Property, plant and equipment, net	2,869	1,922
Intangible assets: software support agreements and related relationships, net	3,038	3,411
Intangible assets: other, net	6,830	3,858
Goodwill	20,415	18,842
Other assets	2,255	802

Total non-current assets	35,407	28,835

Total assets	$59,386	$47,416

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$4,220	$1,001
Accounts payable	616	271
Accrued compensation and related benefits	1,452	1,409
Deferred revenues	5,389	4,592
Other current liabilities	2,574	1,876

Total current liabilities	14,251	9,149

Non-current liabilities:
Notes payable and other non-current borrowings	11,498	9,237
Income taxes payable	3,275	2,423
Deferred tax liabilities	339	480
Other non-current liabilities	1,172	682

Total non-current liabilities	16,284	12,822

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,015 shares as of February 28, 2010 and 5,005 shares as of May 31, 2009	13,973	12,980
Retained earnings	14,257	11,894
Accumulated other comprehensive income	246	216

Total Oracle Corporation stockholders’ equity	28,476	25,090
Noncontrolling interests	375	355

Total equity	28,851	25,445

Total liabilities and equity	$59,386	$47,416

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2010 and 2009

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2010	2009	2010	2009
Revenues:
New software licenses	$1,718	$1,516	$4,399	$4,379
Software license updates and product support	3,297	2,917	9,661	8,702

Software revenues	5,015	4,433	14,060	13,081
Hardware systems products	273	—	273	—
Hardware systems support	185	—	185	—

Hardware systems revenues	458	—	458	—
Services	931	1,020	2,797	3,310

Total revenues	6,404	5,453	17,315	16,391

Operating expenses:
Sales and marketing	1,241	1,054	3,335	3,312
Software license updates and product support	281	256	771	795
Hardware systems products	206	—	206	—
Hardware systems support	116	—	116	—
Services	816	855	2,429	2,820
Research and development	823	677	2,191	2,037
General and administrative	236	192	619	571
Amortization of intangible assets	502	437	1,369	1,276
Acquisition related and other	34	27	50	98
Restructuring	306	15	467	46

Total operating expenses	4,561	3,513	11,553	10,955

Operating income	1,843	1,940	5,762	5,436
Interest expense	(186)	(154)	(553)	(471)
Non-operating income (expense), net	(75)	24	(41)	114

Income before provision for income taxes	1,582	1,810	5,168	5,079
Provision for income taxes	393	481	1,396	1,377

Net income	$1,189	$1,329	$3,772	$3,702

Earnings per share:
Basic	$0.24	$0.27	$0.75	$0.73

Diluted	$0.23	$0.26	$0.74	$0.72

Weighted average common shares outstanding:
Basic	5,015	5,005	5,012	5,095

Diluted	5,076	5,056	5,067	5,159

Dividends declared per common share	$0.05	$—	$0.15	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2010 and 2009

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2010	2009
Cash Flows From Operating Activities:
Net income	$3,772	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	196	198
Amortization of intangible assets	1,369	1,276
Deferred income taxes	(362)	(302)
Stock-based compensation	310	274
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	117	141
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(71)	(92)
Other, net	79	68
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,614	1,848
Decrease in inventories	18	—
Decrease in prepaid expenses and other assets	375	336
Decrease in accounts payable and other liabilities	(842)	(1,097)
Decrease in income taxes payable	(269)	(51)
Decrease in deferred revenues	(136)	(54)

Net cash provided by operating activities	6,170	6,247

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(11,162)	(6,906)
Proceeds from maturities and sales of marketable securities and other investments	7,121	6,397
Acquisitions, net of cash acquired	(5,567)	(1,165)
Capital expenditures	(161)	(491)

Net cash used for investing activities	(9,769)	(2,165)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(738)	(3,704)
Proceeds from issuances of common stock	602	448
Payment of dividends to stockholders	(753)	—
Proceeds from borrowings, net of issuance costs	6,420	—
Repayments of borrowings	(1,708)	(4)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	71	92
Distributions to noncontrolling interests	(59)	(53)

Net cash provided by (used for) financing activities	3,835	(3,221)

Effect of exchange rate changes on cash and cash equivalents	100	(912)

Net increase (decrease) in cash and cash equivalents	336	(51)
Cash and cash equivalents at beginning of period	8,995	8,262

Cash and cash equivalents at end of period	$9,331	$8,211

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$91	$1
Increase in unsettled repurchases of common stock	$4	$4

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

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

On January 26, 2010, we completed our acquisition of Sun Microsystems, Inc. (Sun), a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. As a result of our acquisition of Sun, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support. In addition, we enhanced our existing software and services businesses with additional offerings. The condensed consolidated financial statements included in this Quarterly Report include the financial results of Sun prospectively from the date of acquisition. Upon completion of our acquisition of Sun, we adopted certain new significant accounting policies as noted below. Refer to Note 2 below for additional details of our acquisition of Sun.

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

During fiscal 2010, we adopted certain new accounting pronouncements that affected our significant accounting policies, including FASB Accounting Standards Codification (ASC) 805, Business Combinations, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). As a result of our recent acquisition of Sun and our adoption of ASU 2009-13 and ASU 2009-14, we have included our updated accounting policies for revenue recognition, inventories and shipping costs below. We disclosed our accounting policies for ASC 805 and all of our other significant accounting policies in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. There have been no other changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 other than the aforementioned policy changes and standards reference changes resulting from the Codification.

As a result of our adoption of the FASB’s new accounting guidance for noncontrolling interests as contained in ASC 810, Consolidation, as of the beginning of fiscal 2010, we retrospectively classified noncontrolling interest positions of certain of our consolidated entities as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

component of non-operating income (expense), net in our condensed consolidated statements of operations. Certain other prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect our total revenues, operating income or net income.

Revenue Recognition

Our sources of revenues prior to our acquisition of Sun were: (1) software, which includes new software license and software license updates and product support revenues, and (2) services, which include consulting, On Demand and education revenues. As a result of our acquisition of Sun on January 26, 2010, our sources of revenues have been expanded to include hardware systems products, which primarily include revenues from the sale of computer servers and storage products, and hardware systems support revenues.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software license revenues represent fees earned from granting customers licenses to use our database, middleware and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support revenues. While the basis for software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example, in agreements with government entities where acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. If acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair values of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Elements)

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers and storage products. Our revenue recognition policy for these nonsoftware deliverables is based upon the accounting guidance contained in ASC 605, Revenue Recognition, and we exercise judgment and use estimates in connection with the determination of the amount of hardware systems products and hardware systems related services revenues to be recognized in each accounting period.

Revenues from the sales of hardware systems products are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services, and technical support services. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangement.

Revenue Recognition for Multiple-Element Arrangements—Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

In the third quarter of fiscal 2010, we early adopted the provisions of ASU 2009-13 and ASU 2009-14. ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor third-party evidence (TPE) is available for that deliverable. ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

As a result of our early adoption of ASU 2009-13 and ASU 2009-14, we applied the provisions of these accounting standards updates as of the beginning of our fiscal year 2010. The retrospective application of ASU 2009-13 and 2009-14 as of the beginning of our fiscal year 2010 had no impact to our previously reported results of operations.

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting which include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to hardware system and services based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the selling price in multiple-element arrangements, we establish VSOE of selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs and stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems support, new software licenses, software license updates and product support, consulting, On Demand and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts and are included as a part of our services business. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

On Demand is comprised of Oracle On Demand and Advanced Customer Services and is a part of our services business. Oracle On Demand services are offered as standalone arrangements or as a part of arrangements to customers buying new software licenses or hardware systems products and services. Our On Demand services provide multi-featured software and hardware management and maintenance services for our software and hardware systems products delivered at our data center facilities, select partner data centers or customer facilities. Advanced Customer Services provide customers with services to architect, implement and manage customer IT environments including software and hardware systems product management services, industry-specific solution support centers and remote and on-site expert services. Depending upon the nature of the arrangement, revenues from On Demand services are recognized as services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware systems products. Education revenues are recognized as the classes or other education offerings are delivered.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software license revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software or hardware systems products and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of cancellation is remote, we then recognize revenues once all of the criteria described above have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements for sales within our software and hardware systems businesses include short-term payment terms, we have a standard practice of providing long-term financing to credit worthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing.

In addition, we sell hardware systems products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to us in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have more than insignificant recourse to us in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term.

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues or hardware systems products revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Inventories

Inventories are stated at the lower of cost (first in, first out) or market value. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand are written down. In addition, we assess the impact of changing technology to our inventory and we write-off inventories that are considered obsolete.

Shipping Costs

Our shipping and handling costs for hardware systems products sales are included in expenses for hardware systems products for all periods presented.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options or restricted stock-based awards (primarily consisting of restricted stock units) assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options or restricted stock-based awards. As a result of our adoption of the FASB’s revised accounting guidance for business combinations as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that would previously have been included as a part of the consideration transferred and capitalized as a part of the accounting for our acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
Transitional and other employee related costs	$5	$8	$10	$39
Stock-based compensation	10	3	10	14
Professional fees and other, net	18	16	25	34
Business combination adjustments, net	1	—	5	11

Total acquisition related and other expenses	$34	$27	$50	$98

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Non-Operating Income (Expense), net

Non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
Interest income	$27	$58	$91	$243
Foreign currency losses, net	(88)	(9)	(109)	(22)
Noncontrolling interests in income	(24)	(23)	(63)	(58)
Other income (losses), net	10	(2)	40	(49)

Total non-operating income (expense), net	$(75)	$24	$(41)	$114

Included in our non-operating income (expense), net are net foreign currency losses for the three and nine months ended February 28, 2010 that included a foreign currency loss relating to our Venezuelan subsidiary’s operations. Effective December 1, 2009, we designated our Venezuelan subsidiary as “highly inflationary” in accordance with ASC 830, Foreign Currency Matters, and began using the U.S. Dollar as the subsidiary’s new functional currency. During our third quarter of fiscal 2010, the Venezuelan government devalued its currency and we recognized a $70 million foreign currency loss as a result of the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are variable.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
Net income	$1,189	$1,329	$3,772	$3,702
Foreign currency translation (losses) gains, net	(233)	(56)	43	(739)
Unrealized gains (losses) on derivative financial instruments, net	18	10	(13)	(34)
Unrealized (losses) gains on marketable securities, net	—	(4)	—	6

Comprehensive income	$974	$1,279	$3,802	$2,935

Recent Accounting Pronouncements

Disclosure requirements related to Fair Value Measurements:    In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 3 below. We will adopt this new accounting standards update in our fourth quarter of fiscal 2010 except for the provisions of this update that will be effective in our fiscal 2012. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Transfers of Financial Assets:    In June 2009, the FASB issued and subsequently codified Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (ASU 2009-16). ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” with regards to transfer of financial assets and changes the requirements for derecognizing financial assets. We will adopt this new accounting standards update in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Variable Interest Entities:    In June 2009, the FASB issued and subsequently codified Accounting Standards Update No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity as provided pursuant to existing accounting standards and requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt ASU 2009-17 in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

2.	ACQUISITIONS

Acquisition of Sun Microsystems, Inc.

On January 26, 2010 we completed our acquisition of Sun Microsystems, Inc., a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. We acquired Sun to, among other things, expand our product offerings by adding Sun’s existing hardware systems business and broadening our software and services offerings. We have included the financial results of Sun in our condensed consolidated financial statements from the date of acquisition. For the three and nine months ended February 28, 2010, Sun contributed $543 million to our total revenues.

The total preliminary purchase price for Sun was approximately $7.3 billion and was comprised of:

(in millions, except per share amounts)
Acquisition of approximately 757 million shares of outstanding common stock of Sun at $9.50 per share in cash	$7,196
Preliminary fair value of stock options and restricted stock-based awards assumed	90

Total preliminary purchase price	$7,286

The preliminary fair values of stock options assumed were estimated using a Black-Scholes-Merton option-pricing model. The preliminary fair value of unvested Sun stock options and restricted stock-based awards will be recorded as operating expense over the remaining service periods, while the preliminary fair values of vested stock options and restricted stock-based awards are included in the total purchase price. The preliminary purchase price for Sun is subject to change during the measurement period as we finalize the number of Sun common shares outstanding that we purchased, validate the conversion calculations of Sun stock options and restricted stock-based awards assumed, and finalize the proportion of such stock options and restricted stock-based awards assumed that are vested as of the acquisition date.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total preliminary purchase price for Sun was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values as of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

January 26, 2010 as set forth below. The excess of the preliminary purchase price over the preliminary net tangible assets and preliminary intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Our preliminary purchase price allocation for Sun is as follows:

(in millions)
Cash and marketable securities	$2,571
Trade receivables	1,079
Inventories	334
Goodwill	1,246
Intangible assets	3,347
In-process research and development	415
Other assets	2,054
Accounts payable and other liabilities	(3,961)
Deferred tax assets, net	1,244
Deferred revenues	(1,043)

Total preliminary purchase price	$7,286

Goodwill acquired will be allocated to our operating segments upon completion of certain valuations as a part of the final purchase price allocation. We generally do not expect the goodwill recognized to be deductible for income tax purposes.

Preliminary Valuations of Intangible Assets Acquired

The following table sets forth the preliminary components of intangible assets acquired in connection with the Sun acquisition:

(Dollars in millions)	Preliminary Fair Value	Weighted Average Useful Life
Hardware systems support agreements and related relationships	$771	7 years
Developed technology	1,349	4 years
Core technology	534	4 years
Customer relationships	467	3 years
Trademarks	226	7 years

Total intangible assets subject to amortization	3,347
In-process research and development	415

Total intangible assets	$3,762

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Hardware systems support agreements and related relationships and customer relationships represent the fair values of the underlying relationships and agreements with Sun’s customers. Developed technology represents the fair values of Sun products that have reached technological feasibility and are a part of Sun’s product lines. Core technology represents the fair values of the Sun processes, patents and trade secrets related to the design and development of Sun’s products. This proprietary know-how can be leveraged to develop new technology and improve our existing products. Trademarks represent the fair values of brand and name recognition associated with the marketing of Sun’s products and services. In-process research and development represents the fair values of incomplete Sun research and development projects that had not reached technological feasibility as of the date of acquisition.

Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and continue to evaluate pre-acquisition contingencies relating to Sun that existed as of the acquisition date. We have preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have preliminarily recorded our best estimates for these contingencies as a part of the preliminary purchase price allocation for Sun. We continue to gather information for and evaluate substantially all pre-acquisition contingencies that we have assumed from Sun. If we make changes to the amounts recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

Other Fiscal 2010 Acquisitions

During the first nine months of fiscal 2010, we acquired other companies and purchased certain technology and development assets to expand our product offerings. These acquisitions were not significant individually or in the aggregate. We have accounted for these acquisitions in accordance with the FASB’s revised accounting standard for business combinations, which we adopted as of the beginning of fiscal 2010. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill. Separately, in the third quarter of fiscal 2010, we agreed to acquire certain other companies for amounts that are not material to our business. We expect these transactions to close in the fourth quarter of fiscal 2010.

Fiscal 2009 Acquisitions

During fiscal 2009, we acquired several companies and purchased certain technology and development assets to expand our product offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. In the aggregate, the total purchase price for these acquisitions was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash, $1 million for the fair value of stock options and restricted stock-based awards assumed and $13 million for transaction costs. The preliminary allocations of purchase price for certain of these acquisitions were based upon preliminary valuations and our estimates and assumptions are subject to change. In allocating the total purchase price for these acquisitions based on estimated fair values, we preliminarily recorded $708 million of goodwill, $587 million of identifiable intangible assets, $96 million of net tangible liabilities (resulting primarily from deferred tax and restructuring liabilities assumed as a part of these

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

transactions) and $10 million of in-process research and development. The primary areas of the purchase price allocations that are not yet finalized relate to certain restructuring liabilities, intangible assets, legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Sun and certain other companies that we acquired since the beginning of fiscal 2009 (which were collectively significant for purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2009. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which are preliminary), the elimination of certain goodwill and intangible asset impairment charges incurred by Sun, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for borrowings and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2009. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of fiscal 2009.

The unaudited pro forma financial information for the three and nine months ended February 28, 2010 combined the historical results of Oracle for the three and nine months ended February 28, 2010, the historical results of Sun for the three and nine month periods ended September 27, 2009 (due to differences in reporting periods) and the historical results for certain other companies that we acquired since the beginning of fiscal 2010 based upon their respective previous reporting periods and the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and nine months ended February 28, 2009 combined the historical results of Oracle for the three and nine months ended February 28, 2009, the historical results of Sun for the three and nine month periods ended March 27, 2009 (due to differences in reporting periods) and the historical results of certain other companies that we acquired since the beginning of fiscal 2009 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for the three and nine months ended February 28, 2010 and 2009:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2010	2009	2010	2009
Total revenues	$7,888	$8,072	$24,045	$25,335
Net income	$1,065	$1,115	$3,216	$2,960
Basic earnings per share	$0.21	$0.22	$0.64	$0.58
Diluted earnings per share	$0.21	$0.22	$0.63	$0.57

3.	FAIR VALUE MEASUREMENTS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	February 28, 2010			May 31, 2009
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,882	$—	$1,882	$467	$—	$467
U.S. Treasury, U.S. government and U.S. government agency debt securities	2,653	15	2,668	4,078	—	4,078
Commercial paper debt securities	—	4,681	4,681	—	1,365	1,365
Corporate debt securities and other	—	2,381	2,381	—	1,335	1,335
Derivative financial instruments	—	23	23	—	—	—

Total assets	$4,535	$7,100	$11,635	$4,545	$2,700	$7,245

Liabilities:
Derivative financial instruments	$—	$9	$9	$—	$35	$35

Total liabilities	$—	$9	$9	$—	$35	$35

Our valuation techniques used to measure the fair values of our money market funds and U.S. Treasury, U.S. government and U.S. government agency debt securities, that were classified as Level 1 in the table above, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of all other instruments listed in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. Our discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves, and currency spot and forward rates.

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our condensed consolidated financial statements. Based on the trading prices of our $15.70 billion and $10.25 billion borrowings, that included senior notes and commercial paper notes, that were outstanding as of February 28, 2010 and May 31, 2009, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of our borrowings at February 28, 2010 and May 31, 2009 was $16.75 billion and $10.79 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following as of February 28, 2010 (insignificant as of May 31, 2009):

(in millions)	February 28, 2010
Raw materials	$105
Work-in-process	52
Finished goods	158

Total	$315

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2010 and the gross and net book value of intangible assets at February 28, 2010 and May 31, 2009 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
(Dollars in millions)	May 31, 2009	Additions	February 28, 2010	May 31, 2009	Expense	February 28, 2010	May 31, 2009	February 28, 2010
Software support agreements and related relationships	$5,012	$48	$5,060	$(1,601)	$(421)	$(2,022)	$3,411	$3,038	9 years
Hardware systems support agreements and related relationships	—	771	771	—	(12)	(12)	—	759	7 years
Developed technology	3,844	1,444	5,288	(1,925)	(568)	(2,493)	1,919	2,795	5 years
Core technology	1,502	578	2,080	(687)	(197)	(884)	815	1,196	5 years
Customer relationships	1,284	481	1,765	(320)	(140)	(460)	964	1,305	7 years
Trademarks	273	231	504	(113)	(31)	(144)	160	360	7 years
In-process research and development	—	415	415	—	—	—	—	415	N.A

Total	$11,915	$3,968	$15,883	$(4,646)	$(1,369)	$(6,015)	$7,269	$9,868

Total amortization expense related to our intangible assets subject to amortization was $502 million and $1.4 billion for the three and nine months ended February 28, 2010, respectively and $437 million and $1.3 billion for the three and nine months ended February 28, 2009, respectively. Estimated future amortization expense related to our intangible assets subject to amortization was $609 million for the remainder of fiscal 2010, $2.3 billion in fiscal 2011, $2.0 billion in fiscal 2012, $1.6 billion in fiscal 2013, $1.3 billion in fiscal 2014, $1.0 billion in fiscal 2015 and $631 million thereafter.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our software business operating segments and for our services business for the nine months ended February 28, 2010 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Services	Other(2)	Total
Balances as of May 31, 2009	$5,716	$11,334	$1,792	$—	$18,842
Goodwill from acquisitions	179	119	2	1,304	1,604
Goodwill adjustments for acquisitions consummated since the beginning of fiscal 2010(1)	9	7	—	—	16
Goodwill adjustments for acquisitions consummated prior to fiscal 2010(1)	(18)	(26)	(3)	—	(47)

Balances as of February 28, 2010	$5,886	$11,434	$1,791	$1,304	$20,415

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement or purchase price allocation period (either of which can be up to one year from the date of an acquisition). Goodwill adjustments for acquisitions consummated since the beginning of fiscal 2010 were generally balance sheet related with insignificant effects to our previously reported operating results.

(2)	Primarily represents goodwill associated with our acquisition of Sun that will be allocated to our operating segments upon finalization of preliminary valuations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

6.	NOTES PAYABLE AND OTHER BORROWINGS

Commercial Paper Program

In the third quarter of fiscal 2010, we issued $2.0 billion of unsecured short-term commercial paper notes (Commercial Paper Notes) pursuant to our commercial paper program, which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws (see Note 7 of Notes to Consolidated Financial Statements included in our fiscal 2009 Annual Report on Form 10-K for further information regarding our commercial paper program). We issued these Commercial Paper Notes to finance a portion of our purchase price for our acquisition of Sun. As of February 28, 2010, we had $951 million of Commercial Paper Notes outstanding at a weighted average yield, including issuance costs, of 0.18% that mature at various dates through June 14, 2010 (none outstanding as of May 31, 2009). We back-stop these notes with our revolving credit agreements and therefore, as of February 28, 2010, we had $3.9 billion of capacity remaining under our commercial paper program. As described below, one of our revolving credit agreements expired in March 2010.

Senior Notes and Other

In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 (2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes and, together with 2014 Notes and 2019 Notes, the Senior Notes). We issued the Senior Notes for general corporate purposes and for our acquisition of Sun and acquisition related expenses.

The effective interest yields of the 2014 Notes, 2019 Notes and 2039 Notes at February 28, 2010 were 3.75%, 5.05% and 6.19%, respectively. In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (1.37% at February 28, 2010; see Note 9 for additional information).

The Senior Notes rank pari passu with the Commercial Paper Notes that we have issued, any other notes we may issue in the future pursuant to our commercial paper program and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation will be effectively senior to the Senior Notes and our Commercial Paper Notes.

Separately, shortly after the closing of our acquisition of Sun we repaid, in full, $700 million of Sun’s legacy convertible notes in the third quarter of fiscal 2010.

We were in compliance with all debt-related covenants at February 28, 2010. Future principal payments for all of our borrowings at February 28, 2010 were as follows: $1.9 billion in fiscal 2010, $2.3 billion in fiscal 2011, none in fiscal 2012, $1.3 billion in fiscal 2013, none in fiscal 2014 and $10.3 billion thereafter.

Revolving Credit Agreement

On March 16, 2010, our $2.0 billion, 364-Day Revolving Credit Agreement dated March 17, 2009, among Oracle; the lenders named therein; Wachovia Bank, National Association, as administrative agent; BNP Paribas as syndication agent; the documentation agents named therein; and Wachovia Capital Markets, LLC, and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners (the 2009 Credit Agreement), terminated pursuant to its terms. No debt was outstanding pursuant to the 2009 Credit Agreement as of February 28, 2010, or as of its date of termination.

There have been no other significant changes in our notes payable and other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

7.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $325 million consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. We recorded $235 million of restructuring expenses in connection with the Sun Restructuring Plan during the three and nine months ended February 28, 2010 and we expect to incur the majority of the approximately $90 million of remaining expenses pursuant to the Sun Restructuring Plan through fiscal 2011. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Fiscal 2009 Oracle Restructuring Plan

During the third quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our Oracle-based operations (the 2009 Plan). Our management subsequently amended the 2009 Plan to reflect additional actions that we expect to take over the course of fiscal 2010. The total estimated restructuring costs associated with the 2009 Plan are $453 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In the third quarter and first nine months of fiscal 2010, we recorded $71 million and $232 million, respectively, of restructuring expenses for which the substantial majority were in connection with the 2009 Plan. We expect to incur the majority of the remaining $126 million during our fourth quarter of fiscal 2010. Any changes to the estimates of executing the 2009 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans Adopted Prior to Fiscal 2010

Included in our “Other” restructuring plans line in the table below are certain restructuring plans that relate to companies that we acquired prior to our adoption of the revised business combinations accounting guidance contained in ASC 805 as of the beginning of fiscal 2010. Costs related to these restructuring plans were originally recognized as liabilities assumed in each of the respective business combinations and included in the allocation of the cost to acquire these companies and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plans. Future decreases to the estimates of executing these acquisition related restructuring plans will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the acquisition related restructuring plans will be recorded to operating expenses.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2009(2)	Nine Months Ended February 28, 2010				Accrued Feb. 28, 2010(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan
New software licenses	$—	$6	$—	$(1)	$—	$5	$6	$13
Software license updates and product support	—	2	—	—	—	2	2	2
Hardware systems products	—	19	—	(3)	—	16	19	33
Hardware systems support	—	26	—	(3)	—	23	26	27
Services	—	9	—	(1)	—	8	9	27
General and administrative and other(1)	—	173	—	(28)	—	145	173	223

Total Sun Restructuring	$—	$235	$—	$(36)	$—	$199	$235	$325

Fiscal 2009 Oracle Restructuring Plan
New software licenses	$12	$96	$4	$(75)	$(2)	$35	$130	$162
Software license updates and product support	—	2	—	(1)	1	2	3	21
Services	22	100	10	(80)	(5)	47	145	210
Other(1)	13	34	(4)	(20)	(1)	22	49	60

Total Fiscal 2009 Oracle Restructuring	$47	$232	$10	$(176)	$(7)	$106	$327	$453

Total Other Restructuring Plans	$342	$2	$(60)	$(98)	$288	$474

Total Restructuring Plans(6)	$389	$469	$(50)	$(310)	$281	$779

(1)	Other includes severance costs related to operating segments that were not individually or collectively significant, facilities related restructuring expenses and contract termination costs.

(2)

Accrued restructuring for our more significant restructuring plans at February 28, 2010 and May 31, 2009 was $779 million and $389 million, respectively. The balances include $506 million and $203 million recorded in other current liabilities and $273 million and $186 million recorded in other non-current liabilities in the accompanying condensed consolidated balance sheets at February 28, 2010 and May 31, 2009, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)

All plan adjustments are changes in estimates whereby all increases in costs are generally recorded to operating expenses in the period of adjustment with decreases in the costs of our Oracle-based plans and the Sun Restructuring Plan being recorded to operating expenses and decreases in costs of our acquisition related plans adopted prior to fiscal 2010 or assumed from Sun recorded as adjustments to goodwill.

(5)	Represents foreign currency translation, other adjustments and accrued restructuring plan liabilities of $275 million that were assumed from our acquisition of Sun.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed significant.

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2010	May 31, 2009
Software license updates and product support	$4,161	$4,158
Hardware systems support	487	—
Services	351	243
New software licenses	354	191
Hardware systems products	36	—

Deferred revenues, current	5,389	4,592
Deferred revenues, non-current (in other non-current liabilities)	430	204

Total deferred revenues	$5,819	$4,796

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for annual support contracts. Software license updates and product support contracts and hardware systems support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred services revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, software license transactions that cannot be segmented from consulting services, or certain extended payment term arrangements. Deferred hardware systems product revenues typically result from undelivered products or specified enhancements, sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met, transactions involving customer specific acceptance provisions or transactions that cannot be segmented from consulting services.

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the support obligations assumed. The estimated fair values of the support obligations assumed were determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations. These fair value adjustments reduce the revenues recognized over the support contract term of our acquired contracts. As a result, we did not recognize software license updates and product support revenues related to software support contracts assumed from our acquisitions in the amount of $26 million and $51 million for the three months ended February 28, 2010 and 2009, respectively, and $49 million and $222 million for the nine months ended February 28, 2010 and 2009, respectively, which would have been otherwise recorded by our acquired businesses as independent entities. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $39 million for the three and nine months ended February 28, 2010.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap Agreements

Cash Flow Hedges

We use an interest rate swap agreement to manage the economic effect of variable interest obligations associated with our senior notes due May 2010 (Floating Rate Notes) so that the interest payable on the Floating Rate Notes effectively became fixed at a rate of 4.59%, thereby reducing the impact of future interest rate changes on our future interest expense. The critical terms of the interest rate swap agreement and the Floating Rate Notes match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, we have designated this swap agreement as a qualifying hedging instrument and are accounting for it as a cash flow hedge pursuant to ASC 815. The unrealized losses on this interest rate swap agreement are included in accumulated other comprehensive income and the corresponding fair value payable is included in other current liabilities in our consolidated balance sheets. The periodic interest settlements on this interest rate swap agreement, which occur at the same interval as the periodic interest settlements pursuant to the Floating Rate Notes, are recorded as interest expense.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Fair Value Hedges

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes (as defined in Note 6) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statement of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense.

We do not use any interest rate swap agreements for trading purposes.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We use the spot method to measure the effectiveness of our net investment hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income on our consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) is recognized in non-operating income (expense), net, in our consolidated statement of operations. We record settlements under these forward contracts in a similar manner. The fair value of both the effective and ineffective portions is recorded to our consolidated balance sheet as prepaid expenses and other current assets for amounts receivable from the counterparties or other current liabilities for amounts payable to the counterparties.

As of February 28, 2010, we had one net investment hedge in Japanese Yen. The Yen net investment hedge minimizes currency risk arising from net assets held in Yen as a result of equity capital raised during the initial public offering and subsequent offering of our majority owned subsidiary, Oracle Japan. As of February 28, 2010, the fair value of our net investment hedge in Japanese Yen was nominal and had a notional amount of $734 million.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our foreign currency forward contracts generally settle within 90 days. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

contracts is prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is non-operating income (expense), net, for both realized and unrealized gains and losses.

As of February 28, 2010, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were approximately $2.1 billion and $1.3 billion, respectively, and the notional amounts of the foreign currency forward contracts we held to purchase European Euros in exchange for other major international currencies were €165 million (approximately $224 million).

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of or for each of the respective periods presented (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheets

	February 28, 2010		May 31, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreement designated as cash flow hedge	Other current liabilities	$9	Other current liabilities	$35

Interest rate swap agreements designated as fair value hedges	Other assets	$20	Not applicable	$—

Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$3	Other current liabilities	$—

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Cash flow hedges:
Interest rate swap	$10	$17	Interest expense	$(11)	$(31)	Non-operating income (expense), net	$—	$—

Net investment hedges:
Foreign currency forward contract	$19	$(41)	Not applicable	$—	$—	Non-operating income (expense), net	$—	$1

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	Three Months Ended February 28, 2009	Three Months Ended February 28, 2009		Three Months Ended February 28, 2009
Cash flow hedges:
Interest rate swap	$3	Interest expense	$(13)	Non-operating income (expense), net	$—

Net investment hedges:
Foreign currency forward contract	$10	Not applicable	$—	Non-operating income (expense), net	$3

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
(in millions)		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Fair value hedges:
Interest rate swaps	Interest expense	$(7)	$20	Interest expense	$7	$(20)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income (expense), net	$22	$(41)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)		Three Months Ended February 28, 2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income (expense), net	$(25)

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of February 28, 2010, approximately $5.5 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased approximately 33.3 million shares for $742 million during the nine months ended February 28, 2010 (including approximately 0.7 million shares for $16 million that were repurchased but not settled at February 28, 2010) and approximately 211.6 million shares for $3.7 billion during the nine months ended February 28, 2009 (including 1.7 million shares for $28 million that were repurchased but not settled at February 28, 2009) under the applicable repurchase programs authorized.

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

Dividends on Common Stock

During the first nine months of fiscal 2010, our Board of Directors declared cash dividends of $0.15 per share of our outstanding common stock, which we paid during the same period.

In March 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on May 5, 2010 to stockholders of record as of the close of business on April 14, 2010. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

Stock-Based Compensation Expense and Valuation of Stock Options and Restricted Stock-Based Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
Sales and marketing	$21	$16	$57	$51
Software license updates and product support	4	3	12	10
Hardware systems products	2	—	2	—
Hardware systems support	1	—	1	—
Services	4	3	10	9
Research and development	46	39	122	121
General and administrative	34	24	96	69
Acquisition related and other	10	3	10	14

Total stock-based compensation	$122	$88	$310	$274

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three and nine months ended February 28, 2010 and 2009 (the table below includes weighted average input assumptions used and resulting fair values for stock options assumed from our acquisition of Sun on January 26, 2010, which generally had exercise prices that were higher than the fair market value of our stock as of the acquisition date):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Expected life (in years)	2.7	4.9	4.7	5.3
Risk-free interest rate	1.1%	2.1%	2.1%	3.3%
Volatility	27%	46%	31%	37%
Dividend yield	0.8%	—	0.9%	—
Weighted-average fair value per share	$1.45	$6.76	$5.17	$7.89

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments and the volatility input is calculated based on the implied volatility of our longest-term, traded options. Our expected dividend yield was zero prior to our first dividend declaration on March 18, 2009 as we did not historically pay cash dividends on our common stock and did not anticipate doing so for the foreseeable future for grants issued prior to March 18, 2009. For grants issued subsequent to March 18, 2009, we used an annualized dividend yield based on the per share dividend declared by our Board of Directors.

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Our effective tax rate was 24.8% and 27.0% for the three and nine months ended February 28, 2010, respectively and 26.6% and 27.1% for the three and nine months ended February 28, 2009, respectively.

Our net deferred tax assets increased from $517 million as of November 30, 2009 to $1.9 billion as of February 28, 2010, primarily as a result of our acquisition of Sun. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

As of February 28, 2010, we had $2.9 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet, which includes $579 million resulting from our acquisition of Sun.

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

On March 22, 2010, the U.S. Court of Appeals for the Ninth Circuit, in Xilinx v. Commissioner, affirmed the Tax Court’s determination that, under prior Treasury regulations, stock-based compensation need not be included in the pool of costs shared under a cost-sharing arrangement. We are currently evaluating the impact that this decision may have to our financial position. However, we believe that it is reasonably possible that we will conclude that we can recognize previously unrecognized tax positions related to this matter resulting in reductions in future tax expense.

12.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. As a result of our acquisition of Sun in the third quarter of fiscal 2010, we entered into a new hardware systems business with two operating segments as described further below. We have three businesses—software, hardware systems and services—which are further divided into seven operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

The new software licenses line of business is engaged in the licensing of database and middleware software as well as our applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, content management software, portal and user interaction software, Service-Oriented Architecture and business process management software, data integration software and development tools. As a result of our acquisition of Sun in the third quarter of fiscal 2010, we acquired certain software technologies that expanded and enhanced our existing database and middleware software product offerings, including Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as customer relationship management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, enterprise project portfolio management, enterprise performance management, procurement, sales, services, enterprise resource planning and supply chain planning. The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of computer server and storage product offerings. Most of our computer servers are based on our SPARC family of microprocessors and on Intel Xeon microprocessors. Our servers range from high performance computing servers to cost efficient, entry-level servers, and run with our Solaris Operating System, Linux and certain other operating systems environments. Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments. Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services, and technical support services.

The consulting line of business primarily provides services to customers in business strategy and analysis, business process simplification, solutions integration and the implementation, enhancement and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that deploy our database, middleware and applications software at our data center facilities, select partner data centers or customer facilities. Advanced Customer Services provides customers with services to architect, implement and manage customer IT environments including software and hardware systems product management, industry-specific solution support centers and remote and on-site expert services. The education line of business provides instructor-led, media-based and internet-based training in the use of our software and hardware systems products.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

The following table presents a summary of our businesses’ and operating segments’ results:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
New software licenses:
Revenues(1)	$1,725	$1,513	$4,401	$4,370
Sales and distribution expenses	962	908	2,722	2,856

Margin(2)	$763	$605	$1,679	$1,514
Software license updates and product support:
Revenues(1)	$3,323	$2,968	$9,710	$8,924
Software license update and product support expenses	245	239	696	744

Margin(2)	$3,078	$2,729	$9,014	$8,180
Total software business:
Revenues(1)	$5,048	$4,481	$14,111	$13,294
Expenses	1,207	1,147	3,418	3,600

Margin(2)	$3,841	$3,334	$10,693	$9,694
Hardware systems products:
Revenues	$260	$—	$260	$—
Hardware systems products expenses	180	—	180	—
Sales and distribution expenses	71	—	71	—

Margin(2)	$9	$—	$9	$—
Hardware systems support:
Revenues(1)	$225	$—	$225	$—
Hardware systems support expenses	106	—	106	—

Margin(2)	$119	$—	$119	$—
Total hardware systems business:
Revenues(1)	$485	$—	$485	$—
Expenses	357	—	357	—

Margin(2)	$128	$—	$128	$—
Consulting:
Revenues(1)	$648	$754	$1,996	$2,447
Services expenses	550	621	1,715	2,060

Margin(2)	$98	$133	$281	$387
On Demand:
Revenues(1)	$214	$191	$582	$576
Services expenses	172	134	426	416

Margin(2)	$42	$57	$156	$160
Education:
Revenues(1)	$74	$78	$229	$296
Services expenses	57	63	172	216

Margin(2)	$17	$15	$57	$80
Total services business:
Revenues(1)	$936	$1,023	$2,807	$3,319
Services expenses	779	818	2,313	2,692

Margin(2)	$157	$205	$494	$627
Totals:
Revenues(1)	$6,469	$5,504	$17,403	$16,613
Expenses	2,343	1,965	6,088	6,292

Margin(2)	$4,126	$3,539	$11,315	$10,321

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

(1)

Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for management reporting included $26 million and $51 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2010 and 2009, respectively, and $49 million and $222 million for the nine months ended February 28, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $39 million for the three and nine months ended February 28, 2010. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

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

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
Total revenues for reportable segments	$6,469	$5,504	$17,403	$16,613
Software license updates and product support revenues(1)	(26)	(51)	(49)	(222)
Hardware systems support revenues(1)	(39)	—	(39)	—

Total revenues	$6,404	$5,453	$17,315	$16,391

Total margin for reportable segments	$4,126	$3,539	$11,315	$10,321
Software license updates and product support revenues(1)	(26)	(51)	(49)	(222)
Hardware systems support revenues(1)	(39)	—	(39)	—
Hardware systems products expenses(2)	(24)	—	(24)	—
Product development and information technology expenses	(874)	(729)	(2,336)	(2,194)
Marketing and partner program expenses	(123)	(102)	(337)	(312)
Corporate and general and administrative expenses	(199)	(151)	(523)	(461)
Amortization of intangible assets	(502)	(437)	(1,369)	(1,276)
Acquisition related and other	(34)	(27)	(50)	(98)
Restructuring	(306)	(15)	(467)	(46)
Stock-based compensation	(112)	(85)	(300)	(260)
Interest expense	(186)	(154)	(553)	(471)
Non-operating income (expense), net	(119)	22	(100)	98

Income before provision for income taxes	$1,582	$1,810	$5,168	$5,079

(1)

Software license updates and product support revenues for management reporting include $26 million and $51 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2010 and 2009, respectively and $49 million and $222 million for the nine months ended February 28, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $39 million for the three and nine months ended February 28, 2010. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in the periods presented. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The amount included in hardware systems products expenses above is intended to adjust

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as a standalone entity upon the sale of these inventories. If we assume inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

13.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards and shares issuable under the employee stock purchase plans using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2010	2009	2010	2009
Net income	$1,189	$1,329	$3,772	$3,702

Weighted average common shares outstanding	5,015	5,005	5,012	5,095
Dilutive effect of employee stock plans	61	51	55	64

Diluted weighted average common shares outstanding	5,076	5,056	5,067	5,159

Basic earnings per share	$0.24	$0.27	$0.75	$0.73
Diluted earnings per share	$0.23	$0.26	$0.74	$0.72
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	128	185	169	171

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

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

On June 16, 2009, the court issued an order granting defendants’ motion for summary judgment and denying plaintiffs’ motion for summary judgment against our Chief Executive Officer, and it entered a judgment dismissing the entire case with prejudice. On July 14, 2009, plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on November 30, 2009. Defendants filed their opposition brief on February 4, 2010, and plaintiffs filed their reply on March 15, 2010. The court has not set a date for oral argument on this appeal. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

invalid, and denied in part and granted in part Parallel Networks’s motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, Parallel Networks filed a notice of appeal. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. The appellate court heard oral argument on December 10, 2009 after full briefing. The court has not yet issued a ruling. We will continue to pursue this action vigorously.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2010

(Unaudited)

On August 26, 2009, the SAP Defendants filed an early motion for summary judgment directed to Oracle’s damages theory. After full briefing, the motion was heard on October 28, 2009. By order dated January 28, 2010, SAP’s motion for partial summary judgment was denied.

On March 3, 2010, the SAP Defendants and Oracle each filed motions for partial summary judgment. Opposition briefs are due March 31, 2010, and reply briefs are due April 14, 2010. The motions for partial summary judgment are scheduled for oral argument on May 5, 2010.

Trial is scheduled to begin on November 1, 2010.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends, including changes to our business as a result of our acquisition of Sun Microsystems, Inc. (Sun) in the third quarter of fiscal 2010. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2010, which runs from June 1, 2009 to May 31, 2010.

Business Overview

We are the world’s largest enterprise software company. We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations. On January 26, 2010, we completed our acquisition of Sun, a provider of hardware systems, software and services, for $7.3 billion. As a result of our acquisition of Sun, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support. Our acquisition of Sun also expanded our portfolio of software and services offerings.

We believe our internal, or organic, growth and continued innovation with respect to products and services that we offer as part of our software, hardware systems and services businesses provide the foundation for our long-term strategic plan. We invest billions of dollars in research and development each year to enhance our existing portfolio of products and services and to develop new products, features and services. Our internally developed offerings have been enhanced by our acquisitions.

We are organized into three businesses—software, hardware systems and services—which are further divided into seven operating segments. Each of these operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. An overview of our three businesses and seven operating segments follows.

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

As a result of our acquisition of Sun, we acquired certain software technologies, including Java, which is a global software development platform used in a wide range of computers, networks and devices.

The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 30% of our total revenues on a trailing 4-quarter basis. Our new software license margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over the corresponding quarterly periods and because our costs are predominantly fixed in the short term for this operating segment. However, our new software license margins have been, and will continue to be, affected by the amortization of intangible assets associated with companies that we have acquired, including Sun.

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

Software license updates and product support revenues, which represented approximately 53% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the trailing 4-quarters were 85%, and accounted for 83% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business acquisitions (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when eligible for renewal;

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

We record adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $26 million and $51 million for the three months ended February 28, 2010 and 2009, respectively, and $49 million and $222 million for the nine months ended February 28, 2010 and 2009, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

As a result of our acquisition of Sun, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support. Our hardware systems business will add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results. We expect our hardware systems business to have lower profit margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware systems products or develop new hardware systems products.

To produce our hardware systems products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware systems products either from our facilities or partner facilities. One of our main goals is to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types, through a reduction of the number of assembly and distribution centers we rely on and through our transition to a “build-to-order” process in which products are built only after customers have placed firm orders. In addition, we are focusing on identifying hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new support contracts sold in connection with the sales of new hardware systems products.

Hardware Systems Products:    Our hardware systems products consist primarily of computer server and storage product offerings.

Most of our computer servers are based on our SPARC family of microprocessors and on Intel Xeon microprocessors. Our servers range from high performance computing servers to cost efficient, entry-level servers, and run with our Solaris Operating System, Linux and certain other operating systems environments. Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments.

Prior to our acquisition of Sun, many of our hardware systems products were sold through indirect channels. We have begun transitioning to a more direct sales model and intend that, at the completion of the transition, our direct sales force will sell more of our hardware systems products, though we plan to continue to sell our products to certain customer segments through indirect channels, including independent distributors and value added resellers. We expect that the proportion of hardware systems products revenues sold by our own sales force will increase over time, which we believe will improve our operating margins for this segment.

Our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets associated with our acquisition of Sun. In addition, business combination accounting rules require us to record acquired inventories at fair value, which generally will result in an unfavorable impact to our expenses and operating margins as we sell these acquired inventories to customers in the post-combination period.

We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders or deliveries with respect to a few large transactions could substantially affect the amount of quarterly hardware systems products revenues and operating margins that we report.

Hardware Systems Support:    Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our systems and storage products and can include product repairs, maintenance services, and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. The growth of our hardware systems support revenues is influenced by a number of factors, including the volume of purchases of hardware systems products, the mix of hardware systems products purchased, and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by fair value adjustments relating to hardware systems support obligations assumed through, and by the amortization of intangible assets resulting from, our acquisition of Sun. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisition of Sun to their estimated fair values as of the acquisition date by an aggregate of $39 million for the three and nine months ended February 28, 2010. This amount would have been recorded as hardware systems support revenues by Sun, as a standalone entity, for the periods presented. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods, the majority of which are one year.

Services Business

Our services business consists of consulting, On Demand and education. As a result of our acquisition of Sun in the third quarter of fiscal 2010, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods. Our services business, which represented 16% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business and what we expect to achieve from our hardware systems business.

Consulting:    Our consulting line of business primarily provides services to customers in business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades of our database, middleware and applications software. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically performed after the purchase of our products. Our consulting revenues are dependent upon general economic conditions and the level of product revenues, in particular the new software license sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

On Demand:    On Demand includes Oracle On Demand and our Advanced Customer Services offerings. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. As a result of our acquisition of Sun, we increased the volume and breadth of our On Demand services offerings, primarily with additional Advanced Customer Services offerings, including staff augmentation and managed services, to architect, implement and manage customer IT environments. While we have grown the base of customers that purchase certain of our On Demand services through our organic growth and the acquisition of Sun, we continue to focus on managing our expenses to increase our margins and margins as a percentage of our revenues. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which historically has negatively impacted On Demand margins and could do so in the future.

Education:    The purpose of our education services is to further the adoption and usage of our software and hardware systems products by our customers and to create opportunities to grow our software and hardware systems products revenues. Education revenues are impacted by certain of our acquisitions (including our acquisition of Sun), general economic conditions, personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. In recent periods, we believe the global economic environment has unfavorably affected customer demand for our education services, which has negatively impacted our revenues and margins.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Sun in fiscal 2010 and BEA Systems, Inc. in fiscal 2008, among others. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to our recent acquisitions.

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

During the first nine months of fiscal 2010, we adopted certain new accounting pronouncements and accounting standards updates that affected our critical accounting policies and estimates, namely:

•

Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements (ASU 2009-14), both of which affected our Revenue Recognition policy (see additional discussion below); and

•

Accounting Standards Codification (ASC) 805, Business Combinations, which affected our Business Combinations and Accounting for Income Taxes policies. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 for a more complete discussion.

There were no other significant changes in our critical accounting policies and estimates in fiscal 2010 other than those noted above and presented below and the aforementioned reference changes resulting from the Codification.

Revenue Recognition

Our sources of revenues prior to our acquisition of Sun were: (1) software, which includes new software license and software license updates and product support revenues, and (2) services, which include consulting, On Demand and education revenues. As a result of our acquisition of Sun on January 26, 2010, our sources of revenues have been expanded to include hardware systems products, which primarily include revenues from the sale of computer servers and storage products, and hardware systems support revenues.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software license revenues represent fees earned from granting customers licenses to use our database, middleware and applications software, and exclude revenues derived from software license updates, which are included in software license updates and product support revenues. While the basis for software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

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

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy, for example, in agreements with government entities where acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. If acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair values of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Elements)

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers and storage products. Our revenue recognition policy for these nonsoftware deliverables is based upon the accounting guidance contained in ASC 605, Revenue Recognition, and we exercise judgment and use estimates in connection with the determination of the amount of hardware systems products and hardware systems related services revenues to be recognized in each accounting period.

Revenues from the sales of hardware systems products are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our hardware systems and storage products and can also include product repairs, maintenance services, and technical support services. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangement.

Revenue Recognition for Multiple-Element Arrangements—Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

In the third quarter of fiscal 2010, we early adopted the provisions of ASU 2009-13 and ASU 2009-14. ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor third-party evidence (TPE) is available for that deliverable. ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality.

As a result of our early adoption of ASU 2009-13 and ASU 2009-14, we applied the provisions of these accounting standards updates as of the beginning of our fiscal year 2010. The retrospective applications of ASU 2009-13 and 2009-14 as of the beginning of our fiscal year 2010 had no impact to our previously reported results of operations.

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting which include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to hardware system and services based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the selling price in multiple-element arrangements, we establish VSOE of selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which we offer our products and services, internal costs and stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems support, new software licenses, software license updates and product support, consulting, On Demand and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts and are included as a part of our services business. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

On Demand is comprised of Oracle On Demand and Advanced Customer Services and is a part of our services business. Oracle On Demand services are offered as standalone arrangements or as a part of arrangements to customers buying new software licenses or hardware systems products and services. Our On Demand services provide multi-featured software and hardware management and maintenance services for our software and hardware systems products delivered at our data center facilities, select partner data centers or customer facilities. Advanced Customer Services provide customers with services to architect, implement and manage customer IT environments including software and hardware systems product management services, industry-specific solution support centers and remote and on-site expert services. Depending upon the nature of the arrangement, revenues from On Demand services are recognized as services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware systems products. Education revenues are recognized as the classes or other education offerings are delivered.

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software license revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software or hardware systems products and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of cancellation is remote, we then recognize revenues once all of the criteria described above have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

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

While most of our arrangements for sales within our software and hardware systems businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing.

In addition, we sell hardware systems products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to us in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have more than insignificant recourse to us in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term.

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues or hardware systems products revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2010 compared with the same periods in fiscal 2009 is impacted by our acquisitions, primarily our acquisition of Sun in the third quarter of fiscal 2010.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2010 compared to the corresponding periods in the prior year, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the third quarter of fiscal 2009) to the growth in new software license revenues, software license updates and product support revenues, hardware systems products revenues and hardware systems support revenues. We also are able to quantify the total incremental expenses associated with our hardware systems products and hardware systems support segments. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations for the third quarter and first nine months of fiscal 2010.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the information has inherent limitations for the following reasons:

•

the quantifications cannot address the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we intend to focus our efforts on renewing hardware systems support contracts, the amounts shown as software license updates and product support deferred revenues and hardware systems products deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. The operating margins of our businesses are affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses business) as certain expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses including our non-operating income and expenses, will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2009, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2010 and February 28, 2009, our financial statements would reflect reported revenues of $1.36 million in the first nine months of fiscal 2010 (using 1.36 as the month-end average exchange rate for the period) and $1.27 million in the first nine months of fiscal 2009 (using 1.27 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and nine months ended February 28, 2010 and 2009 using the May 31, 2009 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Total Revenues by Geography:
Americas	$3,284	15%	12%	$2,846	$8,934	6%	5%	$8,437
EMEA(1)	2,167	19%	12%	1,824	5,785	5%	3%	5,535
Asia Pacific(2)	953	22%	12%	783	2,596	7%	1%	2,419

Total revenues	6,404	17%	12%	5,453	17,315	6%	4%	16,391
Total Operating Expenses	4,561	30%	26%	3,513	11,553	5%	5%	10,955

Total Operating Margin	$1,843	-5%	-12%	$1,940	$5,762	6%	2%	$5,436

Total Operating Margin %	29%			36%	33%			33%
% Revenues by Geography:
Americas	51%			52%	52%			51%
EMEA	34%			33%	33%			34%
Asia Pacific	15%			15%	15%			15%
Total Revenues by Business:
Software	$5,015	13%	8%	$4,433	$14,060	7%	5%	$13,081
Hardware Systems	458	*	*	—	458	*	*	—
Services	931	-9%	-13%	1,020	2,797	-15%	-17%	3,310

Total revenues	$6,404	17%	12%	$5,453	$17,315	6%	4%	$16,391

% Revenues by Business:
Software	78%			81%	81%			80%
Hardware Systems	7%			0%	3%			0%
Services	15%			19%	16%			20%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

*	Not meaningful

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    Our operating results for the third quarter of fiscal 2010 were favorably impacted by the weakening of the U.S. Dollar relative to other major international currencies. These favorable currency variances resulted in an increase to our total revenues of 5 percentage points during the third quarter of fiscal 2010. On a constant currency basis, total revenues for the third quarter of fiscal 2010 increased due to $543 million of revenues from our acquisition of Sun, primarily in our hardware systems business, an increase in our new software license revenues resulting from growth in our database and middleware and applications products revenues and an increase in software license updates and product support revenues. These constant currency increases were partially offset by a constant currency decrease of 13% in our services business, which we believe was caused by weaker demand for IT services due to the deterioration in global economic conditions in recent quarters. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 33% and APAC contributed 14% to our growth in total revenues.

Total operating expenses were unfavorably affected by foreign currency rate fluctuations of 4 percentage points in the third quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, the 26% increase in total operating expenses in the third quarter of fiscal 2010 was due to additional operating expenses incurred as a result of our acquisition of Sun, including increased expenses pertaining to hardware systems products sold, additional employee related expenses, and an increase in intangible asset amortization. In addition, we also incurred increased restructuring expenses resulting from our Sun Restructuring Plan and legacy Oracle-based restructuring plans.

Excluding the effects of favorable foreign currency variations of 7 percentage points, total operating margin and total operating margin as a percentage of total revenues decreased during the third quarter of fiscal 2010 due to the post-combination contributions from our acquisition of Sun as our total expenses, primarily related to our hardware systems business, restructuring and amortization of intangible assets, grew at a faster rate than our total revenues.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    Excluding the favorable effects of foreign currency rate fluctuations of 2 percentage points, total revenues increased in the first nine months of fiscal 2010 due to growth in our total software revenues and our additional revenues resulting from entry into the hardware systems business, partially offset by a decrease in our total services revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 70%, EMEA contributed 28% and APAC contributed 2% to our total revenues growth.

The increase in our total operating expenses during the first nine months of fiscal 2010 was due to the reasons noted above, partially offset by expense reductions in our legacy Oracle-based operations including reductions in our services business, reductions to bad debt expenses due to improved collections and reductions to travel expenses due to cost management initiatives.

On a constant currency basis, our operating margin increased modestly during the first nine months of fiscal 2010 as our total revenues exceeded our total expenses. However, on a constant currency basis our operating margin as a percentage of revenues declined slightly due to the post-combination contributions from our acquisition of Sun, which increased our total expenses at a faster rate than our total revenues.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense items:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2010	2009	2010	2009
Software license updates and product support deferred revenues(1)	$26	$51	$49	$222
Hardware systems support deferred revenues(1)	39	—	39	—
Hardware systems products expenses(2)	24	—	24	—
Amortization of intangible assets(3)	502	437	1,369	1,276
Acquisition related and other(4)(6)	34	27	50	98
Restructuring(5)	306	15	467	46
Stock-based compensation(6)	112	85	300	260
Income tax effects(7)	(287)	(164)	(624)	(535)

	$756	$451	$1,674	$1,367

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $26 million and $51 million for the three months ended February 28, 2010 and 2009, respectively, and $49 million and $222 million for the nine months ended February 28, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity in the amount of $39 million for the three and nine months ended February 28, 2010.

Approximately $35 million, $60 million and $25 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2010, fiscal 2011 and fiscal 2012, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. In addition, approximately $89 million, $148 million, $35 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by Sun as an independent entity. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in the periods presented. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The amount included in hardware systems products expenses above is intended to adjust these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as a standalone entity upon the sale of these inventories. If we acquire inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

(3)

Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily Sun Microsystems, Inc., BEA Systems, Inc., Hyperion Solutions Corporation, Siebel Systems, Inc. and PeopleSoft, Inc. As of February 28, 2010, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2010	$609
Fiscal 2011	2,259
Fiscal 2012	1,988
Fiscal 2013	1,620
Fiscal 2014	1,340
Fiscal 2015	1,006
Thereafter	631

Total intangible assets subject to amortization	9,453
In-process research and development	415

Total	$9,868

(4)

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

(5)

Restructuring expenses during the first nine months of fiscal 2010 relate to $232 million of Oracle employee severance and facility exit costs, substantially in connection with our Fiscal 2009 Oracle Restructuring Plan that was initiated in the third quarter of fiscal 2009, and amended in the first quarter of fiscal 2010. In addition, we also incurred $235 million of restructuring expenses in connection with our Sun Restructuring Plan that was initiated in the third quarter of fiscal 2010. Restructuring expenses during the first nine months of fiscal 2009 relate to costs incurred pursuant to the Fiscal 2009 Oracle Restructuring Plan and the Fiscal 2008 Oracle Restructuring Plan. As a result of our fiscal 2010 adoption of ASC 805, Business Combinations, in connection with any acquisition that we close prospectively, we will record involuntary termination and other exit costs associated with the acquisition to restructuring expenses, which is a change in the required accounting in comparison to prior year periods (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009).

(6)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Sales and marketing	$21	$16	$57	$51
Software license updates and product support	4	3	12	10
Hardware systems products	2	—	2	—
Hardware systems support	1	—	1	—
Services	4	3	10	9
Research and development	46	39	122	121
General and administrative	34	24	96	69

Subtotal	112	85	300	260
Acquisition related and other	10	3	10	14

Total stock-based compensation	$122	$88	$310	$274

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

The income tax effects presented in the table above were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the charges and resulted in an effective tax rate of 25.9% and 26.6% for the third quarter of fiscal 2010 and 2009, respectively, and 27.1% and 27.4% for the first nine months of fiscal 2010 and 2009, respectively. The differences in the income tax rates for the fiscal third quarter and first nine months of fiscal 2010 in comparison to the income tax rates derived per our condensed consolidated statements of operations were due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses. The difference in the income tax rate for the first nine months of fiscal 2009 in comparison to the income tax rate derived per our condensed consolidated statement of operations was due to the exclusion of the effect of an adjustment to our non-current deferred tax liability associated with acquired intangible assets.

Software Business

Our software business consists of our new software licenses segment and software license updates and product support segment.

New Software Licenses:    New software license revenues primarily represent fees earned from granting customers licenses to use our database and middleware as well as our application software products. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Sales and marketing expenses for new software licenses are largely personnel related and include commissions earned by our sales force for the sale of our software products, and also include marketing program costs and amortization of intangible assets.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
New Software License Revenues:
Americas	$823	22%	18%	$673	$2,096	7%	5%	$1,959
EMEA	590	3%	-2%	571	1,452	-6%	-10%	1,548
Asia Pacific	305	12%	4%	272	851	-2%	-9%	872

Total revenues	1,718	13%	8%	1,516	4,399	0%	-3%	4,379
Expenses:
Sales and marketing(1)	1,145	10%	5%	1,038	3,203	-2%	-3%	3,261
Stock-based compensation	21	29%	29%	16	57	10%	10%	51
Amortization of intangible assets(2)	196	-7%	-7%	211	610	0%	0%	608

Total expense	1,362	8%	4%	1,265	3,870	-1%	-2%	3,920

Total Margin	$356	41%	26%	$251	$529	15%	-5%	$459

Total Margin %	21%			17%	12%			10%
% Revenues by Geography:
Americas	48%			44%	48%			45%
EMEA	34%			38%	33%			35%
Asia Pacific	18%			18%	19%			20%
Revenues by Product:
Database and middleware	$1,241	11%	5%	$1,120	$3,127	-2%	-5%	$3,184
Applications	477	21%	15%	396	1,272	6%	4%	1,195

Total new software license revenues	$1,718	13%	8%	$1,516	$4,399	0%	-3%	$4,379

% Revenues by Product:
Database and middleware	72%			74%	71%			72%
Applications	28%			26%	29%			28%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    New software license revenues were favorably affected by foreign currency rate fluctuations of 5 percentage points in the third quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, total new software license revenues increased by 8% in the third quarter of fiscal 2010 due to improved demand for our database and middleware and applications products across the Americas and Asia Pacific regions, which grew by 18% and 4%, respectively, and by increased revenues from our acquisitions.

Excluding the effect of favorable currency rate fluctuations of 6 percentage points, database and middleware revenues increased 5% in the third quarter of fiscal 2010 due to improved demand and incremental revenues from our recent acquisitions. In reported currency, our acquisition of Sun contributed $46 million and other recent acquisitions contributed $34 million to the growth in our database and middleware revenues during the third quarter of fiscal 2010. In constant currency, database and middleware revenues decreased by 5% on a trailing 4-quarter basis due to weaker global economic conditions that we believe impacted or delayed customers’ purchasing decisions, including decreases in revenues from certain customers that embed our technology in or resell our product with their own products as these vendors’ own revenues decreased.

Excluding the effect of favorable currency rate fluctuations of 6 percentage points, applications new software license revenues increased by 15% in the third quarter of fiscal 2010 due to improved demand across our major applications product lines. In constant currency, applications new software license revenues decreased by 2% in the trailing 4-quarter period.

In reported currency, new software license revenues earned from transactions over $0.5 million increased by 17% in the third quarter of fiscal 2010 and represented 47% of our new software license revenues in the third quarter of fiscal 2010 in comparison to 46% in the third quarter of fiscal 2009.

Total new software license sales and marketing expenses were unfavorably impacted by 4 percentage points of currency variations during the third quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, total sales and marketing expenses increased in the third quarter of fiscal 2010 primarily due to higher variable compensation expenses resulting from higher revenues and higher operating expenses from our acquisition of Sun. These expense increases were partially offset by a net reduction in our developed and core technology intangible asset amortization as certain of our legacy intangible assets became fully amortized in the current fiscal quarter and by a modest decline in salary expenses resulting from certain headcount reductions in our legacy operations.

Our new software license segment’s operating margin was impacted by 15 percentage points of favorable currency variations during the third quarter of fiscal 2010. Excluding the effects of currency rate fluctuations, total new software license margin and margin as a percentage of revenues increased as our revenues grew faster than our expenses.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    Excluding the effect of favorable foreign currency rate fluctuations of 3 percentage points, total new software license revenues decreased by 3% in the first nine months of fiscal 2010 due to lower revenues in the first half of fiscal 2010, which we believe were the result of weaker global economic conditions, partially offset by revenue increases in our third quarter of fiscal 2010 and incremental revenues from our acquisitions. In reported currency, our acquisition of Sun and other recently acquired products contributed $46 million and $70 million, respectively, to our database and middleware revenues in the first nine months of fiscal 2010 and our recently acquired products contributed $31 million to our applications revenues. In reported currency, new software license revenues earned from transactions over $0.5 million increased by 4% in the first nine months of fiscal 2010 and represented 48% of new software license revenues in the first nine months of fiscal 2010 in comparison to 46% in the first nine months of fiscal 2009.

Excluding the effect of unfavorable foreign currency rate fluctuations, total new software license sales and marketing expenses decreased due to a reduction in salaries expenses primarily during the first half of fiscal 2010 and lower travel and entertainment and marketing communication expenses as a result of cost management initiatives. These expense decreases were partially offset by increased operating expenses from our acquisition of Sun. Excluding the effect of favorable foreign currency rate fluctuations of 20 percentage points, new software license margin and margin as a percentage of revenues decreased as our revenues decreased at a slightly faster rate than our expenses.

Software License Updates and Product Support:    Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support line of business include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support contracts and customer relationships obtained from acquisitions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Software License Updates and Product Support Revenues:
Americas	$1,801	9%	6%	$1,656	$5,230	9%	9%	$4,788
EMEA	1,069	18%	10%	904	3,189	12%	11%	2,846
Asia Pacific	427	20%	10%	357	1,242	16%	9%	1,068

Total revenues	3,297	13%	8%	2,917	9,661	11%	10%	8,702
Expenses:
Software license updates and product support(1)	277	9%	5%	253	759	-3%	-5%	785
Stock-based compensation	4	37%	37%	3	12	27%	27%	10
Amortization of intangible assets(2)	207	-3%	-3%	213	634	1%	1%	628

Total expenses	488	4%	1%	469	1,405	-1%	-2%	1,423

Total Margin	$2,809	15%	9%	$2,448	$8,256	13%	12%	$7,279

Total Margin %	85%			84%	85%			84%
% Revenues by Geography:
Americas	55%			57%	54%			55%
EMEA	32%			31%	33%			33%
Asia Pacific	13%			12%	13%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    The growth in our software license updates and product support revenues was favorably affected by foreign currency rate fluctuations of 5 percentage points in the third quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the third quarter of fiscal 2010 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the first nine months of the current fiscal year and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 44%, EMEA contributed 41% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the third quarter of fiscal 2010 included incremental revenues of $11 million from our acquisition of Sun and $4 million from our other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce support obligations assumed to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $26 million and $51 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the third quarter of fiscal 2010 and 2009, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

Total software license updates and product support expenses were unfavorably impacted by 3 percentage points of currency variations during the third quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, growth in software license updates and product support expenses was attributable to higher operating expenses partly resulting from our acquisition of Sun. These expense increases were partially offset by a reduction in bad debt expenses from improved cash collections and a net reduction in core technology intangible asset amortization as certain of our legacy intangible assets became fully amortized in the current fiscal quarter.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased as our revenues grew at a faster rate than our expenses.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    On a constant currency basis, the growth in our software license updates and product support revenues is primarily attributable to the same reasons as noted above. On a constant currency basis, the Americas contributed 50%, EMEA contributed 38% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first nine months of fiscal 2010 included revenues of $11 million from our acquisition of Sun and incremental contributions of $47 million from other recently acquired companies. Software license updates and product support revenues related to support contracts in the amounts of $49 million and $222 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the first nine months of fiscal 2010 and 2009, respectively, due to business combination accounting rules.

On a constant currency basis, software license updates and product support expenses decreased due to reductions in our bad debt expenses from improved collections during the first nine months of fiscal 2010, which were partially offset by an increase in salary expenses from increased headcount, including headcount assumed from Sun. Total software license updates and product support margin and margin as a percentage of revenues increased for a similar reason as noted above.

Hardware Systems Business

As a result of our acquisition of Sun, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support. Our hardware systems business will add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results. Our hardware systems business has lower margins than our software business due to the incremental costs we incur in order to produce and distribute our hardware systems products and related support services, including direct materials and labor costs.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our computer server and storage products. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consist of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include commissions earned by our sales force for the sales of our hardware systems products, and amortization of intangible assets.

	Three and Nine Months Ended February 28,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Hardware Systems Products Revenues:
Americas	$131	*	*	$—
EMEA	95	*	*	—
Asia Pacific	47	*	*	—

Total revenues	273	*	*	—
Expenses:
Hardware systems products(1)	204	*	*	—
Sales and marketing(1)	75	*	*	—
Stock-based compensation	2	*	*	—
Amortization of intangible assets(2)	60	*	*	—

Total expenses	341	*	*	—

Total Margin	$(68)	*	*	$—

Total Margin %	-25%			*
% Revenues by Geography:
Americas	48%			*
EMEA	35%			*
Asia Pacific	17%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

Hardware systems products revenues and expenses for the three and nine months ended February 28, 2010 resulted from our acquisition of Sun on January 26, 2010.

Hardware systems products revenues totaled $273 million during the three and nine months ended February 28, 2010 and were net of $41 million of revenue deferrals resulting from shipments for which all of our revenue recognition criteria had not been met.

Our hardware systems products expenses totaled $206 million during the three and nine months ended February 28, 2010 and were unfavorably affected by $24 million of fair value adjustments made pursuant to ASC 805, Business Combinations, for inventories we assumed from Sun and sold to customers in the post-combination period.

Sales and marketing expenses were attributable primarily to personnel related costs resulting from our acquisition of Sun, including salaries, variable compensation, and travel and entertainment expenses. In addition, we incurred amortization of intangible assets that we acquired as a result of our acquisition of Sun.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services, and technical support services. Expenses associated with our hardware systems support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets associated with hardware systems support contracts and customer relationships obtained from the Sun acquisition.

	Three and Nine Months Ended February 28,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Hardware Systems Support Revenues:
Americas	$66	*	*	$—
EMEA	85	*	*	—
Asia Pacific	34	*	*	—

Total revenues	185	*	*	—
Expenses:
Hardware systems support(1)	115	*	*	—
Stock-based compensation	1	*	*	—
Amortization of intangible assets(2)	24	*	*	—

Total expenses	140	*	*	—

Total Margin	$45	*	*	$—

Total Margin %	24%			*
% Revenues by Geography:
Americas	36%			*
EMEA	46%			*
Asia Pacific	18%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

Hardware systems support revenues and expenses for the third quarter and first nine months of fiscal 2010 resulted from our acquisition of Sun.

Our hardware systems support revenues were attributable to hardware systems support contracts that we assumed through our acquisition of Sun and, to a lesser extent, support contracts that were purchased or renewed by customers in the post-combination period. As a result of our acquisition of Sun, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition date. Due to our application of business combination accounting rules, hardware systems support revenues related to support contracts in the amount of $39 million that would have been otherwise recorded by Sun as an independent entity were not recognized in the third quarter and first nine months of fiscal 2010. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods.

Hardware systems support expenses were attributable to cost of materials used to repair customer products and personnel related costs, including salaries, variable compensation, and travel and entertainment expenses. We also incurred amortization of intangible assets related to this operating segment.

Services Business

Our services business consists of our consulting, On Demand and education segments.

Consulting:    Consulting revenues are primarily earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of employee and external contractor related expenditures.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Consulting Revenues:
Americas	$323	-15%	-17%	$378	$1,018	-19%	-19%	$1,252
EMEA	236	-13%	-19%	271	708	-19%	-20%	872
Asia Pacific	92	-15%	-23%	109	280	-18%	-23%	341

Total revenues	651	-14%	-18%	758	2,006	-19%	-20%	2,465
Expenses:
Services(1)	576	-10%	-14%	640	1,798	-16%	-17%	2,131
Stock-based compensation	2	-11%	-11%	2	5	0%	0%	5
Amortization of intangible assets(2)	10	-2%	-2%	10	29	-7%	-7%	30

Total expenses	588	-10%	-14%	652	1,832	-15%	-16%	2,166

Total Margin	$63	-40%	-44%	$106	$174	-41%	-44%	$299

Total Margin %	10%			14%	9%			12%
% Revenues by Geography:
Americas	50%			50%	51%			51%
EMEA	36%			36%	35%			35%
Asia Pacific	14%			14%	14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    Consulting revenues were favorably affected by foreign currency rate fluctuations of 4 percentage points in the third quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, we believe the decline in our consulting revenues was generally due to weaker demand resulting from the deterioration of global economic conditions over recent quarters.

Consulting expenses were unfavorably impacted by 4 percentage points of foreign currency rate variations during the third quarter of fiscal 2010. Excluding the effect of currency rate fluctuations, consulting expenses decreased during the third quarter due primarily to a reduction in employee related expenses, including salaries and travel and entertainment, and also due to a reduction in external contractor related expenses.

On a constant currency basis, consulting margin and margin as a percentage of revenues decreased in the third quarter of fiscal 2010 as our revenues declined at a greater rate than our expenses.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    Excluding the effect of currency rate fluctuations, the decline in consulting revenues was consistent with the reason noted above. Our decreases in consulting expenses, margin and margin as a percentage of revenues were also generally due to similar reasons as noted above and were also affected by a reduction in variable compensation expenses during the first half of fiscal 2010.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
On Demand Revenues:
Americas	$112	3%	1%	$109	$302	-5%	-6%	$319
EMEA	67	25%	17%	53	183	7%	6%	171
Asia Pacific	32	12%	2%	29	94	11%	5%	85

Total revenues	211	10%	6%	191	579	1%	-1%	575
Expenses:
Services(1)	176	19%	14%	147	441	-3%	-4%	457
Stock-based compensation	1	32%	32%	1	4	21%	21%	3
Amortization of intangible assets(2)	5	49%	49%	3	12	16%	16%	10

Total expenses	182	20%	14%	151	457	-3%	-4%	470

Total Margin	$29	-27%	-31%	$40	$122	17%	14%	$105

Total Margin %	14%			21%	21%			18%
% Revenues by Geography:
Americas	53%			57%	52%			55%
EMEA	32%			28%	32%			30%
Asia Pacific	15%			15%	16%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    Excluding the effects of favorable currency rate fluctuations, On Demand revenues and expenses increased in the third quarter of fiscal 2010 primarily due to additional revenues and expenses from our acquisition of Sun. Excluding the effect of currency rate fluctuations, the Americas contributed 6%, EMEA contributed 89%, and APAC contributed 5% to our total On Demand revenues growth. On a constant currency basis, On Demand margins and margins as a percentage of revenues declined during the third quarter of fiscal 2010 due to the post-combination contributions from our acquisition of Sun, which increased our total expenses at a faster rate than our total revenues.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    Excluding the effect of currency rate fluctuations, the decrease in our On Demand revenues was primarily due to modest revenue declines from our legacy On Demand business, partially offset by increased revenues from our acquisition of Sun. Excluding the effect of currency rate fluctuations, our On Demand expenses decreased due to lower legacy employee related expenses during the first half of fiscal 2010, partially offset by additional expenses from our acquisition of Sun in our third quarter of fiscal 2010. On a constant currency basis, our On Demand margin and margin as a percentage of revenues increased primarily due to our expense decreases.

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware systems products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Education Revenues:
Americas	$28	-8%	-11%	$30	$91	-23%	-24%	$118
EMEA	25	1%	-5%	25	73	-26%	-26%	99
Asia Pacific	16	-3%	-10%	16	48	-10%	-15%	53

Total revenues	69	-4%	-8%	71	212	-22%	-23%	270
Expenses:
Services(1)	60	-8%	-12%	65	180	-19%	-20%	223
Stock-based compensation	1	*	*	—	1	19%	19%	1

Total expenses	61	-8%	-12%	65	181	-19%	-20%	224

Total Margin	$8	42%	27%	$6	$31	-34%	-37%	$46

Total Margin %	12%			8%	15%			17%
% Revenues by Geography:
Americas	41%			43%	43%			43%
EMEA	36%			34%	34%			37%
Asia Pacific	23%			23%	23%			20%

(1)	Excluding stock-based compensation

*	Not meaningful

On a constant currency basis, education revenues decreased in the fiscal 2010 periods as we experienced weaker demand for our educational services that we believe was the result of weaker global economic conditions. These decreases were partially offset by additional revenues from our acquisition of Sun. On a constant currency basis, education expenses decreased in the fiscal 2010 periods as we reduced our employee related and external contractor expenses. These decreases were partially offset by additional expenses from our acquisition of Sun. On a constant currency basis, education margin and margin as a percentage of revenues increased in the third quarter of fiscal 2010 due to our expense reductions, while education margin and margin as a percentage of revenues in the first nine months of fiscal 2010 decreased due to a reduction in our revenues.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Research and development(1)	$777	22%	20%	$638	$2,069	8%	8%	$1,916
Stock-based compensation	46	16%	16%	39	122	1%	1%	121

Total expenses	823	22%	20%	$677	$2,191	8%	8%	$2,037

% of Total Revenues	13%			12%	12%			12%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2010 periods primarily due to additional employee related expenses resulting primarily from our acquisition of Sun. In addition, our expenses in the first nine months of fiscal 2010 were also impacted by higher benefits expenses due to an increase in deferred compensation plan obligations (refer to additional discussion under “Non-Operating Income (Expense), net” below), which were partially offset by lower external contractor expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
General and administrative(1)	$202	19%	16%	$168	$523	4%	4%	$502
Stock-based compensation	34	52%	52%	24	96	41%	41%	69

Total expenses	$236	23%	20%	$192	$619	8%	8%	$571

% of Total Revenues	4%			4%	4%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2010 periods due to additional employee related and professional services expenses from our acquisition of Sun, and higher stock-based compensation expenses primarily resulting from higher fair values of our legacy stock options that were recognized as expense in the current year periods.

Amortization of Intangible Assets:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Software support agreements and related relationships	$141	1%	1%	$139	$421	3%	3%	$410
Hardware systems support agreements and related relationships	12	*	*	—	12	*	*	—
Developed technology	209	14%	14%	184	568	6%	6%	538
Core technology	67	3%	3%	65	197	4%	4%	190
Customer relationships	61	56%	56%	39	140	25%	25%	111
Trademarks	12	20%	20%	10	31	15%	15%	27

Total amortization of intangible assets	$502	15%	15%	$437	$1,369	7%	7%	$1,276

*	Not meaningful

Amortization of intangible assets increased in the fiscal 2010 periods due to additional amortization from acquired intangible assets, including from our acquisition of Sun, that we acquired since the beginning of the third quarter of fiscal 2009. These increases were partially offset by a reduction in amortization associated with certain of our developed and core technology intangible assets that became fully amortized in the third quarter of fiscal 2010. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods or purchase price allocation periods have ended, and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards. As a result of our adoption of the FASB’s revised accounting standard for business combinations as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Transitional and other employee related costs	$5	-44%	-45%	$8	$10	-74%	-72%	$39
Stock-based compensation	10	250%	250%	3	10	-29%	-29%	14
Professional fees and other, net	18	15%	15%	16	25	-26%	-24%	34
Business combination adjustments, net	1	*	*	—	5	-52%	-43%	11

Total acquisition related and other expenses	$34	28%	28%	$27	$50	-48%	-46%	$98

*	Not meaningful

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    On a constant currency basis, acquisition related and other expenses increased in the fiscal 2010 periods due primarily to higher stock-based compensation expenses related to our acquisition of Sun.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    Excluding the effect of currency rate fluctuations, the decrease in our acquisition related and other expenses was primarily due to lower transitional employee expenses, lower stock-based compensation expenses and decreases in certain other expenses, which were higher in the prior year period due primarily to BEA related integration activities (we acquired BEA in the fourth quarter of fiscal 2008).

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Beginning in fiscal 2010, our adoption of the FASB’s revised accounting standard for business combinations required that, in connection with any prospective acquisition, we record involuntary employee termination and other exit costs associated with such acquisition to restructuring expenses in our consolidated financial statements (see further discussion in “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009). For additional information regarding our Oracle-based and acquired company restructuring plans, please see Note 7 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Restructuring expenses	$306	1,968%	1,867%	$15	$467	926%	906%	$46

Restructuring expenses in the fiscal 2010 periods consisted of expenses associated with the Oracle Fiscal 2009 Restructuring Plan (2009 Plan), which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. We amended the 2009 Plan to reflect additional actions that we expect to take over the course of fiscal 2010. We also incurred restructuring expenses pursuant to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure in connection with our acquisition of Sun. The total estimated restructuring costs associated with the 2009 Plan and Sun Restructuring Plan are $453 million and $325 million, respectively, and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are recognized. In the third quarter and first nine months of fiscal 2010, we recorded $71 million and $232 million, respectively, of restructuring expenses in connection with our Oracle-based plans, primarily the 2009 Plan, and we incurred $235 million of restructuring expenses in connection with the Sun Restructuring Plan. Our estimated costs may be subject to change in future periods.

Restructuring expenses in the fiscal 2009 periods consisted primarily of expenses associated with the 2009 Plan and the Oracle Fiscal 2008 Restructuring Plan.

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Interest expense	$186	20%	20%	$154	$553	17%	17%	$471

Interest expense increased in the fiscal 2010 periods due to higher average borrowings resulting from our issuance of $4.5 billion of senior notes in July 2009 and, to a lesser extent, our issuance of $2.0 billion of commercial paper notes in the third quarter of fiscal 2010 of which we had repaid $1.0 billion as of February 28, 2010 (see additional discussion in Liquidity and Capital Resources below and Note 6 of Notes to Condensed Consolidated Financial Statements). These increases were partially offset by a reduction in interest expense associated with the maturity and repayment of $1.0 billion of senior notes and the related variable to fixed interest rate swap agreement in May 2009.

Non-Operating Income (Expense), net:    Non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses) including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Interest income	$27	-54%	-57%	$58	$91	-62%	-63%	$243
Foreign currency losses, net	(88)	-866%	-1,124%	(9)	(109)	-410%	-416%	(22)
Noncontrolling interests in income	(24)	-3%	0%	(23)	(63)	-9%	-7%	(58)
Other income (losses), net	10	851%	927%	(2)	40	184%	185%	(49)

Total non-operating income (expense), net	$(75)	-413%	-367%	$24	$(41)	-136%	-136%	$114

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    On a constant currency basis, we incurred non-operating expenses, net during the third quarter of 2010 due to an increase in foreign currency losses, net that included a loss relating to our Venezuelan subsidiary’s operations. Effective December 1, 2009, we designated our Venezuelan subsidiary as “highly inflationary” in accordance with ASC 830, Foreign Currency Matters, and began using the U.S. Dollar as the subsidiary’s new functional currency. During our third quarter of fiscal 2010, the Venezuelan government devalued its currency and we recognized a $70 million foreign currency loss as a result of the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are variable. Our foreign currency losses, net were partially offset by interest income, which was lower in the current year period due to a general decline in market interest rates that resulted in lower yields earned on our cash, cash equivalents and marketable securities balances.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    On a constant currency basis, we incurred non-operating expenses, net in the first nine months of fiscal 2010 primarily due to net foreign currency losses as described above. These net losses were partially offset by interest income, which was lower in fiscal 2010 due to similar reasons as noted above and by an increase in other income (losses), net resulting from favorable changes in asset values that support our deferred compensation plan obligations that resulted primarily from favorable changes in the values of our marketable securities that we classify as trading and are held to support our deferred compensation plan obligations. These favorable variances in the values of our marketable securities offset the unfavorable variances in the obligations associated with our deferred compensation plan that are included in our operating expenses such that there is no impact to our income before provision for income taxes during the first nine months of fiscal 2010 or any other period presented.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Provision for income taxes	$393	-18%	-25%	$481	$1,396	1%	-3%	$1,377

Effective tax rate	24.8%			26.6%	27.0%			27.1%

Fiscal Third Quarter 2010 Compared to Fiscal Third Quarter 2009:    Provision for income taxes decreased during the third quarter of fiscal 2010 primarily due to lower income before provision for income taxes, along with a fiscal 2010 change in estimate of prior year U.S. research and development credit resulting from our prior year income tax return. The decrease is offset, in part, due to a one-time benefit included in the third quarter of fiscal 2009 related to a change in tax law.

First Nine Months Fiscal 2010 Compared to First Nine Months Fiscal 2009:    On a constant currency basis, provision for income taxes decreased during the first nine months of fiscal 2010 due to lower income before provision for income taxes.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2010	Change	May 31, 2009
Working capital	$9,728	3%	$9,432
Cash, cash equivalents and marketable securities	$17,489	39%	$12,624

Working capital:    The increase in working capital as of February 28, 2010 in comparison to May 31, 2009 was primarily due to our issuance of $4.5 billion of long-term, senior notes in July 2009, and the favorable impact to our net current assets resulting from our net income generated during the first nine months of fiscal 2010. These increases were partially offset by $5.6 billion of net cash used for our acquisition of Sun and other acquisitions, the reclassification of $2.2 billion of our senior notes due January 2011 as a current liability, $700 million of cash used to repay Sun’s legacy convertible notes shortly after the closing of the acquisition (see additional discussion in Liquidity and Capital Resources below and Note 6 of Notes to Condensed Consolidated Financial Statements), repurchases of our common stock and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at February 28, 2010 in comparison to May 31, 2009 was due to our issuance of $4.5 billion of senior notes in July 2009, our issuance of $2.0 billion of commercial paper in the third quarter of fiscal 2010 and an increase in cash generated from our operating activities. Cash, cash equivalents and marketable securities include $16.4 billion held by our foreign subsidiaries as of February 28, 2010. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar weakened against most major international currencies during the first nine months of fiscal 2010, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of February 28, 2010 relative to what we would have reported using a constant currency rate as of May 31, 2009. Our increase in cash, cash equivalents and marketable securities balances were partially offset by $5.6 billion of net cash used for our acquisition of Sun and other companies, the repayment of $1.7 billion of debt comprised of the repayment of certain of our commercial paper notes and the repayment of Sun’s legacy convertible notes, the repurchases of our common stock, and the payment of cash dividends to our stockholders.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 54 days at February 28, 2010 compared with 58 days at May 31, 2009. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations and hardware systems support obligations to their fair values. Our decline in days sales outstanding was primarily due to the collection, in our first nine months of fiscal 2010, of large license and support balances outstanding as of May 31, 2009. This decline was partially offset by the unfavorable impact to our days sales outstanding calculation of $1.1 billion of accounts receivable that we assumed from Sun as of January 26, 2010, which had not been entirely collected as of February 28, 2010 and for which no revenues were recorded in the post-combination period.

	Nine Months Ended February 28,
(Dollars in millions)	2010	Change	2009
Cash provided by operating activities	$6,170	-1%	$6,247
Cash used for investing activities	$(9,769)	351%	$(2,165)
Cash provided by (used for) financing activities	$3,835	219%	$(3,221)

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales, sales of hardware systems products and hardware systems support and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures and, as a result of our acquisition of Sun, materials costs related to the manufacturing of our hardware systems products. We also make cash payments related to taxes and leased facilities.

Net cash provided by operating activities decreased slightly in the first nine months of fiscal 2010 primarily due to slightly less cash favorable working capital movements during the first nine months of fiscal 2010 in comparison to the first nine months of fiscal 2009.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first nine months of fiscal 2010 due to an increase in cash used for acquisitions, primarily our acquisition of Sun, and cash used to purchase marketable securities (net of proceeds received from sales and maturities).

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercise activity.

Net cash provided by financing activities in the first nine months of fiscal 2010 increased compared to cash used by financing activities in the first nine months of fiscal 2009 due to our issuance of $4.5 billion of senior notes, our issuance of $951 million of commercial paper, net of repayments, and a reduction in our common stock repurchases. These increases were partially offset by the repayment of $700 million of Sun’s legacy convertible notes shortly after the closing of the acquisition.

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2010	Change	2009
Cash provided by operating activities	$8,178	-4%	$8,542
Capital expenditures(1)	(199)	-63%	(539)

Free cash flow	$7,979	0%	$8,003

Net income	$5,663		$5,739

Free cash flow as a percent of net income	141%		139%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first nine months of fiscal 2010 and 2009, $527 million and $644 million, respectively, or approximately 12% and 15%, respectively, of our new software license revenues were financed through our financing division.

Recent Financing Activities

Revolving Credit Agreement:    On March 16, 2010, our $2.0 billion 364-Day Revolving Credit Agreement dated March 17, 2009, among Oracle; the lenders named therein; Wachovia Bank, National Association, as administrative agent; BNP Paribas as syndication agent; the documentation agents named therein; and Wachovia Capital Markets, LLC, and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners (the 2009 Credit Agreement), terminated pursuant to its terms. No debt was outstanding pursuant to the 2009 Credit Agreement as of February 28, 2010, or as of its date of termination.

Commercial Paper Notes:    During the third quarter of fiscal 2010, we issued $2.0 billion of unsecured short-term commercial paper notes (Commercial Paper Notes) pursuant to our commercial paper program, which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. We issued these Commercial Paper Notes to finance a portion of the purchase price for our acquisition of Sun. As of February 28, 2010, we had $951 million of Commercial Paper Notes outstanding at a weighted average yield, including issuance costs, of 0.18% that mature at various dates through June 14, 2010 (none outstanding as of May 31, 2009). We back-stop these notes with our revolving credit agreements and therefore, as of February 28, 2010, we consider that, prior to giving effect to the expiration of one of the revolving credit agreements, we have $3.9 billion of capacity remaining under our commercial paper program. Additional details of our various debt facilities and obligations are included in the “Contractual Obligations” section below, in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2009.

Senior Notes

Oracle Senior Notes:    In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 and $1.25 billion of 6.125% notes due July 2039. We issued these senior notes for general corporate purposes and to finance a portion of the purchase price for our acquisition of Sun. In September 2009, we entered into certain interest rate swap agreements related to our 2014 Notes that have the economic effect of modifying the fixed interest obligations associated with our 2014 Notes so that the interest obligations became variable based upon a LIBOR-based index. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Item 3 below.

Sun Convertible Notes:    Shortly after the closing of our acquisition of Sun, we repaid, in full, $700 million of Sun’s legacy convertible notes during the third quarter of fiscal 2010.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of February 28, 2010:

		Year Ending May 31,
(Dollars in millions)	Total	2010	2011	2012	2013	2014	2015	Thereafter
Principal payments on short-term borrowings and long-term debt(1)	$15,701	$1,870	$2,331	$—	$1,250	$—	$1,500	$8,750
Capital leases(2)	20	6	14	—	—	—	—	—
Interest payments on short-term borrowings and long-term debt(1)	7,694	155	691	577	577	515	504	4,675
Operating leases(3)	1,801	160	505	364	245	152	102	273
Purchase obligations(4)	749	692	27	12	3	3	3	9
Funding commitments(5)	3	3	—	—	—	—	—	—

Total contractual obligations	$25,968	$2,886	$3,568	$953	$2,075	$670	$2,109	$13,707

(1)	Our borrowings (excluding capital leases) consist of the following as of February 28, 2010:

Principal Balance
Commercial paper notes (effective interest rate of 0.18%)	$951
Floating rate senior notes due May 2010	1,000
5.00% senior notes due January 2011, net of discount of $1	2,249
4.95% senior notes due April 2013	1,250
3.75% senior notes due July 2014	1,500
5.25% senior notes due January 2016, net of discount of $6	1,994
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $5	1,745
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242

Total borrowings	$15,678

Our floating rate senior notes due May 2010 bore interest at a rate of 0.31% as of February 28, 2010. We have entered into an interest rate swap agreement that has the economic effect of modifying the variable interest obligations associated with our floating rate senior notes due May 2010 so that the interest payable on the senior notes effectively became fixed at a rate of 4.59%. Interest payments on borrowings have been presented in our contractual obligations table above after consideration of this variable to fixed interest rate swap agreement.

Separately, we have entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on borrowings presented in the contractual obligations table above have been estimated using an interest rate of 1.37%, which represented our effective interest rate as of February 28, 2010 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been excluded from the above table of borrowings.

(2)	Represents remaining payments under capital leases, substantially all of which were assumed from our acquisitions.

(3)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $399 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at February 28, 2010.

(4)

Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. As a result of our acquisition of Sun, we now utilize several contract manufacturers to manufacture sub-assemblies for our products and to perform final assembly and test of finished products. We also obtain individual components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in this amount. Routine arrangements for other materials and goods that are not related to our contract manufacturers and other component suppliers and that are entered into in the ordinary course of business are not included in this amount as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments, which are payable upon demand.

As of February 28, 2010, we have $2.9 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $79 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2010. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2010.

Separately, in the third quarter of fiscal 2010, we agreed to acquire certain other companies for amounts that are not material to our business. We expect these transactions to close in the fourth quarter of fiscal 2010.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund any future acquisitions, dividend payments and repurchase common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock Options and Restricted Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We historically have granted only stock options to our employees. Substantially all restricted stock units included in the table presented below were assumed as a result of our acquisition of Sun.

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2006 has been a weighted average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10 year exercise period, have exercise prices higher than the current market price of our common stock. At February 28, 2010, 12% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2010, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.1%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2006 through February 28, 2010 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2006	473
Options granted	260
Options and restricted stock-based awards assumed	91
Options exercised and restricted stock-based awards vested	(358)
Forfeitures and cancellations	(61)

Options and restricted stock-based awards outstanding at February 28, 2010	405

Average annualized options and restricted stock-based awards granted and assumed, net of forfeitures	60
Average annualized stock repurchases	(151)
Shares outstanding at February 28, 2010	5,015
Basic weighted average shares outstanding from June 1, 2006 through February 28, 2010	5,102
Options and restricted stock-based awards outstanding as a percent of shares outstanding at February 28, 2010	8.1%
In the money options and total stock restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at February 28, 2010	7.1%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through February 28, 2010	1.2%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2006 through February 28, 2010	-1.8%

Our Compensation Committee approves the annual organization-wide option grants to certain employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first nine months of fiscal 2010, we made our annual grant of stock options on July 2, 2009 and made or assumed other grants totaling 98 million shares, which were partially offset by forfeitures of 11 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

We issued $4.5 billion of fixed rate borrowings during the first quarter of fiscal 2010 as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $15.7 billion as of February 28, 2010, consisting of $14.7 billion of fixed rate borrowings and $1.0 billion of floating rate borrowings.

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

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Our 2014 Notes had an effective interest rate of 1.37% as of February 28, 2010, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of February 28, 2010, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $15 million as it relates to our fixed to variable interest rate swap agreements.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2010 or through the date of this Quarterly Report. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 for a more complete discussion of the market risks we encounter.

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

Changes in Internal Control over Financial Reporting:    As a result of our acquisition of Sun on January 26, 2010, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Sun. Except as described above, there were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors

As a result of our acquisition of Sun, we have entered into a new hardware systems business which includes a variety of products and services offerings for enterprise customers, including: servers, microelectronics, disk, tape and other storage products, and related hardware systems support. We also expanded our services business with additional related offerings. Risks associated with our acquisition and integration of Sun and our new hardware systems business and related services offerings are set forth below. The following risk factors supplement those set forth in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009, under the heading “Risk Factors,” including the risk factor entitled “Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.”

We may not achieve our financial forecasts with respect to our acquisition of Sun or our entrance into a new hardware systems business, or the achievement of such forecasts may take longer than expected. Our profitability could decline if we do not manage the risks associated with our acquisition and integration of Sun.

The acquisition and ongoing integration of Sun into Oracle may adversely affect our profitability if we do not manage the associated risks. We may not achieve the anticipated synergies, cost savings, customer and partner advantages and benefits or realize our estimated revenue, profit or other financial projections in a timely manner or at all due to a number of factors, including:

•

Prior to the acquisition of Sun, we had limited or no direct experience in managing certain aspects of a hardware systems business. While we plan to retain a large number of Sun engineers, salespeople and other employees with experience in managing this business, our inexperience or the unplanned departures of some important employees could adversely impact our ability to successfully manage our hardware systems business, which could adversely impact our ability to realize the forecasts for our hardware systems business and its results of operations.

•

Our plans to reduce the costs associated with managing our hardware systems business, through expected efficiencies from, among other things, (i) changes in supply chain processes or in customer services and support or (ii) eliminations of redundancies in personnel, facilities or other services, may not be realized or completed within the expected time frame, if at all, or the anticipated cost savings may be less than what we forecast.

•

We may not be able to (i) develop in a timely manner, if at all, sufficiently differentiated high value systems technologies and products that meet customer requirements for innovation or quality or (ii) increase sales of support services for our hardware systems products, which in each case could result in lower hardware systems or hardware systems support revenues and profitability, or slower than expected growth of such revenues and profitability.

•

Sun’s systems business historically has had higher expenses as a percentage of revenues, and thus has been less profitable, than our standalone software business. Upon completion of our acquisition of Sun, we have reported, and may continue to report, lower operating margins as a percentage of revenues, and our profit margin levels prior to our acquisition of Sun are unlikely to be sustainable.

•

We face a greater risk of potential write-downs and impairments of inventory, higher warranty expenses than we had historically encountered in our existing software and services business, higher amortization from, and potential impairment of, intangible assets associated with our hardware systems business and potential impairment of goodwill associated with our hardware systems business. Any of these items could result in material charges and adversely affect our operating results.

•	Our senior management’s attention will be diverted from our software business to our hardware systems business, which may be disruptive to our software business or the overall management of Oracle.

Our strategy of transitioning from Sun’s indirect sales model to our mixed direct and indirect sales model may not succeed and could result in lower hardware systems revenues or profits.

Our plans to transition from Sun’s indirect sales model of selling their systems products and services through channel partners and third party distributors to our model of a mix of direct and indirect sales, in which we rely more heavily on our own sales force, may not be successful. We expect to continue to rely on channel partners for certain customer accounts. These channel partners include distributors, original equipment manufacturers (OEMs), independent software vendors, system integrators, service providers and resellers. Our relationships with some of our channel partners may deteriorate because we are reducing our reliance on some of these partners for our hardware systems sales, which could result in reduced demand from certain customer segments serviced by these channel partners. Some hardware systems revenues from channel partners may not be replaced by revenues generated from our own sales personnel or be replaced as quickly as we expect. In addition, we may not be able to hire qualified hardware systems salespeople, sales consultants and other personnel for our direct sales model at the rate or in the numbers we need to generate the hardware systems revenues and profit margins we have projected for future periods. Even if we can meet our hiring needs, these salespeople may not be able to achieve our sales forecasts for our hardware systems business. If we experience any of these risks, our hardware systems revenues or profits may decline.

If we are unable to compete effectively with existing or new systems competitors, the results of operations and prospects for our hardware systems business could be harmed through fewer customer orders, reduced pricing, lower revenues or lower profits.

Our hardware systems business will compete with, among others, (i) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (ii) microprocessor/chip manufacturers and (iii) providers of storage products. These competitors in most cases have more experience than we do in managing a hardware systems business. A substantial majority of our hardware systems products are based on Sun’s SPARC microprocessor and Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. Furthermore, Sun experienced increased competition during the pendency of our acquisition of Sun.

The systems manufacturers and resellers, chip manufacturers and storage providers that we compete with include, among others, International Business Machines Corporation (IBM), Dell Inc. (Dell), Hewlett Packard Company (HP), Fujitsu Limited, Hitachi Data Systems, Inc., Advanced Micro Devices, Inc. (AMD), Intel Corporation (Intel) and EMC Corporation. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the forecasts for our hardware systems business and its results of operations.

Our hardware systems offerings are complex products. If we cannot successfully manage the required processes to meet customer requirements and demand on a timely basis, the results of our hardware systems business will suffer.

Designing, developing, manufacturing and introducing new hardware systems products are complicated processes. The development process is uncertain and requires a high level of innovation from both systems hardware and software product designers and engineers and the suppliers of the components used in these products. The development process is also lengthy and costly. Once a new hardware systems product is developed, we face several challenges in the manufacturing process. We must be able to forecast customer demand and manufacture new hardware systems products in sufficient volumes to meet this demand and do so in a cost effective manner. As we continue to transition to a “build-to-order” manufacturing model where our hardware systems products are not fully assembled until after customers place orders, we may from time to time experience delays in delivering our hardware systems products to customers in a timely manner. These delays could cause our customers to purchase hardware systems products and services from our competitors. We must also manage new hardware systems product introductions and transitions to minimize the impact of customer delayed purchases of existing hardware systems products in anticipation of new hardware systems product releases. And because the design and manufacturing process for components is also very complicated, it is possible that we could experience design or manufacturing flaws. These design or manufacturing flaws could delay or prevent the production of the components for which we have previously committed to pay or need to fulfill orders from customers. These types of component flaws could also prevent the production of our hardware systems products or cause our hardware systems products to be returned, recalled or rejected resulting in lost revenues, increase in warranty costs, damage to our reputation, penalties and litigation.

The future operating results of our hardware systems business will depend on our ability to manage our component inventory to meet the demands of our hardware systems customers and to avoid component inventory write-downs.

Sun’s hardware systems business has historically depended upon suppliers to design, develop, manufacture and deliver on a timely basis the necessary components for its hardware systems products. While many of the components historically purchased have been standard, some components (standard or otherwise) have required long lead times to manufacture and deliver. Furthermore, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. At times we may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary parts or components from a particular vendor. If we had to find a new supplier for these parts and components, hardware systems product shipments could be delayed. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware systems business cost structure. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet the customer demand for our hardware systems products. Therefore we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware systems products from us or systems products from our competitors. Sun historically has negotiated supply commitments with vendors early in the manufacturing process to ensure they had sufficient components for its hardware systems products to meet anticipated customer demand, and we expect to do the same. We must also manage our levels of older component inventories used in our hardware systems products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the component inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware systems business and related operating results could be materially and adversely affected.

We expect to continue to depend on third party manufacturers to build certain hardware systems products and are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.

We outsource the manufacturing and assembly of certain of our hardware systems products to a variety of manufacturing companies at their international locations. Our reliance on third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply as well as the political and economic uncertainties of the countries where these third-party manufacturers have facilities and operations. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders for these hardware systems products. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship certain of our hardware systems products to our customers could be impaired and our hardware systems business could be harmed.

We also plan to simplify our supply chain processes by reducing the number of third party manufacturing partners on which Sun had historically relied and the number of locations where they will build our hardware systems products. We will therefore become more dependent on a fewer number of these manufacturing partners and locations. If these partners experience production problems or delays or cannot meet our demand for products, we may not be able to find alternate manufacturing sources in a timely or cost effective manner, if at all. If we are required to change third-party manufacturers, our ability to meet our scheduled hardware systems product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs which could adversely affect the margins of our hardware systems business.

We may face numerous risks in connection with our strategic alliance with Fujitsu.

Prior to our acquisition of Sun, Sun had entered into a number of agreements with Fujitsu Limited with respect to collaborative sales and marketing efforts and the joint development and manufacturing of Sun’s server products known as the Advanced Product Line and branded as the Sun SPARC Enterprise line of servers. The agreements contemplate that Sun and Fujitsu dedicate substantial financial and human resources to this relationship. As a result, the future performance of our hardware systems business may be impacted by the success or failure of this relationship.

If we, as successors to Sun, fail to satisfy certain development or supply obligations under the agreements, or if we otherwise violate the terms of the agreements, we may be subject to contractual or legal penalties. Further, if Fujitsu encounters potential problems in its business, such as intellectual property infringement claims, supply difficulties, or difficulties in meeting development milestones or financial challenges, these problems could impact our strategic relationship with Fujitsu and could result in a material adverse effect on our hardware systems business. There can be no assurance that the strategic relationship with Fujitsu will be successful, or that the economic terms of the agreements establishing the relationship will ultimately prove to be favorable to us. The occurrence of any of these risks could have a material adverse effect on our hardware systems business.

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.

Some of our operations acquired from Sun are subject to state, federal and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our product design, development, procurement and manufacturing costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our hardware systems business. Any violation of these laws can subject us to significant liability, including fines, penalties, and possible prohibition of sales of our products into one or more states or countries, and result in a material adverse effect on the financial condition or results of operation of our hardware systems business. A significant portion of Sun’s hardware systems revenues historically has come from international sales. Recent environmental legislation within the European Union (EU), including the EU Directive on Restriction of Hazardous Substances (RoHS), as well as China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products may increase our cost of doing business internationally and impact our hardware systems revenues from EU countries and China as we endeavor to comply with and implement these requirements. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, the cumulative impact of which could be significant.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of February 28, 2010, approximately $5.5 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2010 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 1, 2009—December 31, 2009	1.6	$24.78	1.6	$5,719.4
January 1, 2010—January 31, 2010	4.4	$24.55	4.4	$5,612.4
February 1, 2010—February 28, 2010	4.3	$23.85	4.3	$5,509.2

Total	10.3	$24.29	10.3

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.26*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010						X

10.27*	Form of Change of Control Agreement executed by Sun Microsystems, Inc. and certain of Sun’s executive officers	10-Q	000-15086	10.1	2/6/09	Sun Microsystems, Inc.

10.28*	Form of Amendment to Change of Control Agreement executed by Sun Microsystems, Inc. and certain of Sun’s executive officers	8-K	000-15086	10.1	5/4/09	Sun Microsystems, Inc.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2010 and May 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.						X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 29, 2010	By:	/s/ JEFF EPSTEIN
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: March 29, 2010	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer