Form 10-K
period 2010-05-31
ORACLE CORP
filed 2010-07-01
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-51788

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Oracle Parkway Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

(650) 506-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒        NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐        NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐        NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $85,417,126,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2010, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on November 30, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 22, 2010: 5,026,247,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2010 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2010

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about our business. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 17 of this Annual Report, and as may be updated in filings we make from time to time with the Securities and Exchange Commission (the “SEC”). You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•

Economic, political and market conditions, including the recent recession and global economic crisis, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

•

We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, unanticipated fluctuations in currency exchange rates, delays in delivery of new products or releases or a decline in our renewal rates for software license updates and product support.

•	Our entrance into the hardware systems business may not be successful, and we may fail to achieve our financial forecasts with respect to this new business.

•

We have an active acquisition program and our acquisitions, including our acquisition of Sun Microsystems, Inc. may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations.

•

Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses and risks relating to compliance with international and U.S. laws that apply to our international operations.

•	Intense competitive forces demand rapid technological advances and frequent new product introductions and could require us to reduce prices or cause us to lose customers.

•

If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or hardware systems products or purchase or renew support contracts.

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. You should carefully review the risk factors described in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by us in our 2011 fiscal year, which runs from June 1, 2010 to May 31, 2011.

PART I

Item 1.    Business

General

We are the world’s largest enterprise software company. As a result of our acquisition of Sun Microsystems, Inc. (Sun) in January 2010, we are also a leading provider of hardware products and services. We develop, manufacture, market, distribute and service database and middleware software, applications software and hardware systems, consisting primarily of computer server and storage products, which are designed to help our customers manage and grow their business operations.

Our goal is to be the world’s most complete, open and integrated enterprise software and hardware company. We offer customers scalable, reliable, secure and integrated software and hardware solutions that are designed to improve transactional efficiencies, adapt to an organization’s unique needs and allow better ways to access and manage information and automate business processes at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

We believe our internal, or organic, growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plan. In fiscal 2010, 2009 and 2008 we invested $3.3 billion, $2.8 billion and $2.7 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products, features and services. We also believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Software, Hardware Systems and Services

With the acquisition of Sun, we are now organized into three businesses—software, hardware systems and services—which are further divided into seven operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

Our software, hardware systems and services businesses represented 77%, 9% and 14% of our total revenues, respectively, in fiscal 2010. Prior to our acquisition of Sun in fiscal 2010, we did not have a hardware systems segment. Our software and services businesses represented 81% and 19% of our total revenues, respectively, in fiscal 2009 and 80% and 20% of our total revenues, respectively, in fiscal 2008. See Note 16 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Software Business

Our software business consists of our new software licenses segment and software license updates and product support segment.

New Software Licenses

The new software licenses operating segment of our software business includes the licensing of database and middleware software as well as applications software. As a result of our acquisition of Sun, we acquired software technologies that expanded and enhanced our existing database and middleware software product offerings, including the Java technology platform.

Our software solutions are designed to help customers reduce the cost and complexity of their information technology (or IT) infrastructures by delivering solutions via a standards-based, or “open”, integrated architecture, which allows our software products to work in customer environments that may include Oracle or non-Oracle hardware or software components. This approach supports customer choice, reduces customer risk and can be adapted to the specific needs of any industry or application. In this model, our database and certain of our middleware offerings are designed to manage and protect a customer’s underlying business information, while application servers run enterprise applications that are designed to automate multiple business functions and provide intelligence in critical functional areas. Our software products are designed to operate on both single server and clustered server configurations, which we refer to as “grid” software, to support a choice of operating systems, including Solaris, Linux, Microsoft Windows and UNIX.

New software license revenues include fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products generally provides for an initial fee to use the software product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements, including licenses that are restricted by the number of employees, licenses that provide for a limited term and open source licenses. New software license revenues represented 28%, 31%, and 34% of total revenues in fiscal 2010, 2009 and 2008, respectively.

Database and Middleware Software

Our database and middleware software offerings are designed to provide a cost-effective, high-performance platform for running and managing business applications for small and mid-size businesses, as well as large, global enterprises. Our customers are increasingly focused on reducing the total cost of their IT infrastructure and we believe that our software offerings help them achieve this goal. Our software is designed to accommodate demanding, non-stop business environments, using server, storage and application grids. These grids are designed to scale incrementally as required to address our customers’ IT capacity; satisfy their planning and procurement needs; support all of their business applications; lower their overall hardware investment; reduce their risk of data loss and IT infrastructure downtime; and efficiently utilize available IT resources to meet quality of service expectations. New software license revenues from database and middleware products represented 72% of our new software license revenues in both fiscal 2010 and 2009 and 68% of our new software license revenues in fiscal 2008.

Database

The Oracle Database is the world’s most popular enterprise database and is designed to enable the secure storage, retrieval and manipulation of all forms of data, including transactional data, business application data, analytic data, and unstructured data in the form of XML files, office documents, images, video, spatial and other specialized forms of data such as human genomic and medical data. The Oracle Database is used for a variety of purposes including online transaction processing, data warehousing, as a document repository or specialized data store and as a database with packaged applications.

The Oracle Database is available in four editions: Express Edition, Standard Edition One, Standard Edition and Enterprise Edition. All editions are built using the same underlying code, which means that our database software can scale from small, single processor servers to clusters of multi-processor servers. A number of optional offerings are available with Oracle Database Enterprise Edition to address specific customer requirements in the areas of performance and scalability, high availability, data security and compliance, data warehousing, information management and systems management. Examples of these options include:

•	Oracle Real Application Clusters, which is designed to enable any Oracle Database application to share more efficiently the processing power and memory capacity of a fault tolerant cluster of servers;

•	Oracle Exadata, which is designed to improve database storage and query performance by, among other things, enabling query processing closer to customer data and reducing required disk space;

•	Oracle Advanced Compression, which is designed to enable customers to reduce the amount of disk space required to store all their business information and improve query performance;

•	Oracle Partitioning, which is designed to break down large database tables into smaller segments for faster query performance and easier management of data throughout its lifecycle;

•

Oracle Database Security solutions, which are designed to protect data while it is moving over the network to the database (Advanced Security Option), to protect data when it is within the database (Label Security), and to protect data when it is archived to tape (Secure Backup);

•

Oracle Database Vault, which is designed to pro-actively safeguard application data stored in the Oracle Database from being accessed by system administrators and other privileged database users to meet regulatory mandates and improve data security;

•

Oracle Audit Vault, which is designed to reduce the cost and complexity of compliance reporting and detection of unauthorized activities by automating the collection, consolidation and analysis of enterprise audit data;

•

Oracle Active Data Guard, which is designed to improve database performance and reliability by offloading resource-intensive activities from a production database to one or more synchronized standby databases;

•

Oracle Spatial and Oracle Locator, which are designed to manage geospatial data and provide the facilities to location enable business applications with advanced geographic information system (GIS) capabilities; and

•	Oracle In-Memory Database Cache, which is designed to improve application performance by caching or storing critical parts of Oracle Database in the main memory of the application tier.

In addition to the four editions of the Oracle Database, we also offer a portfolio of specialized database products to address particular customer requirements:

•

MySQL, which we acquired as part of our acquisition of Sun, is one of the world’s most popular open source databases that is designed to offer developers a simple to use, horizontally-scalable database often used to power high-volume applications such as websites and web-based applications;

•

Oracle TimesTen In-Memory Database, which is a memory-optimized relational database that is designed to deliver low latency and high throughput for applications requiring real-time performance in industries such as communications, financial services and defense; and

•

Oracle Berkeley DB, which is a family of open source, embeddable, non-relational databases that is designed to allow developers to incorporate a fast, scalable and reliable database engine within their applications and devices.

Middleware

Oracle Fusion Middleware is a broad family of application infrastructure products that is designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access and integrate business applications and automate their business processes. Built on the Java technology platform, Oracle Fusion Middleware suites and products can be used as a foundation for custom, packaged and composite applications.

Oracle Fusion Middleware is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications products through its “hot-pluggable” architecture (which enables customers to easily install and use Oracle Fusion Middleware products within their existing IT environments) and adherence to industry standards such as Java Enterprise Edition (Java EE, formerly J2EE) and Business Process Execution Language (BPEL), among others. By using Oracle Fusion Middleware, we believe our customers can better adapt to business changes rapidly, reduce their risks related to security and compliance, increase user productivity and drive better business decisions. Specifically, Oracle Fusion Middleware is designed to enable customers to integrate heterogeneous business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence, while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware supports multiple development languages and tools, which allows developers to build and deploy web services, web sites, portals and web-based applications. Oracle Fusion Middleware is used to support Oracle applications, other enterprise applications, independent software vendors that build their own applications and business processes that span multiple application environments.

Oracle Fusion Middleware is available in various products and suites, including the following functional areas:

•	Application Server and Application Grid;

•	Service-Oriented Architecture and Business Process Management;

•	Data Migration and Integration;

•	Business Intelligence;

•	Identity and Access Management;

•	Content Management;

•	Portals and User Interaction; and

•	Development Tools.

Application Server and Application Grid

The foundation of Oracle Fusion Middleware is Oracle WebLogic Server—an application server that is compliant with the Java EE specification. Designed for grid computing, Oracle WebLogic Server incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. Oracle JRockit is a high performance Java Virtual Machine designed to run Java applications on multi-core processors with higher and more predictable performance. Oracle Coherence is an in-memory data grid solution designed to reduce latency, and improve performance and scalability of business applications by allowing applications to access data in-memory. Oracle Tuxedo runs legacy, mainframe, and non-Java applications written in the C, C++, and COBOL languages with transaction reliability, scale, and performance requirements. The addition of Oracle GlassFish Server from the acquisition of Sun enhances the value of Oracle Fusion Middleware for developers by accelerating development practices and decreasing application time-to-market.

Service-Oriented Architecture Suite and Business Process Management

Service-Oriented Architecture (SOA) is a software development and architecture methodology that creates a modular, re-usable approach to applications development; makes it easier to integrate systems with each other; and reduces the need for costly custom development. Oracle SOA Suite is a suite of middleware software products used to create, deploy, and manage applications on a Service-Oriented Architecture including Oracle JDeveloper, Oracle BPEL Process Manager, Oracle Web Services Manager, Oracle Business Rules, Oracle Business Activity Monitoring, and Oracle Service Bus. Oracle Business Process Management Suite is a suite of software designed to enable business and IT professionals to design, implement, automate, and evolve business processes and workflow within and across organizations. Oracle SOA Governance is designed to maintain the security and integrity of our customers’ SOA deployments.

Data Migration and Integration

Oracle’s Data Integration offerings consist of Oracle GoldenGate, Oracle Data Integrator, and Oracle Data Quality solutions. Oracle GoldenGate is a high performance data movement and continuous availability solution designed to capture transaction records on one system and to move and apply them to other systems with very low impact on system and network performance. Oracle Data Integrator is an extract-transform-load (ETL) solution that enables users to extract data from one system, transform it from the source system’s format to a target system’s format, and load it into the target system (such as a data warehouse). Oracle Data Quality enables users to profile data and to clean it using a variety of automated matching and cleansing rules making the data more reliable and more accurate.

Business Intelligence

Oracle Business Intelligence is a comprehensive set of analytic products designed to provide customers with the information they need to make better business decisions. Oracle’s Business Intelligence technology consists of Oracle BI Suite Enterprise Edition, a comprehensive query and analysis server; Oracle Essbase, an online analytical processing (OLAP) server; Oracle BI Publisher, a self-service production and operational reporting tool; and Oracle Real-Time Decisions, a real-time data classification and optimization solution. Users can access these tools from a variety of user interfaces including browser-based interactive dashboards; ad hoc query and analysis; proactive detection and alerts integrated with e-mail; Microsoft Office integration including support for Excel, Word, and PowerPoint; and mobile analytics for mobile and smart phones.

Identity and Access Management

Oracle’s Identity and Access Management products are designed to enable customers to manage internal and external users, secure corporate information from potential threats and streamline compliance initiatives while lowering the total cost of their security and compliance initiatives. Our offerings include a lightweight directory access protocol (LDAP) directory service to store and manage user identities and policies; identity provisioning to provision users and roles in multiple enterprise applications and systems; access management to manage access control and entitlements for customers, partners, and employees; and identity analytics products to audit and identify users attempting to access systems for which they are not authorized.

Content Management

Oracle’s Content Management Suite is an enterprise content management platform allowing users to capture, manage, and publish information that is either unstructured, not easily readable or has not been stored, including documents, images, audio, video, and a wide variety of other forms of digital content. Our Content Management Suite provides customers with a highly scalable document management repository; web content management to publish information to websites and portals; digital asset management to manage and deliver digital content; imaging and process management to capture and process paper documents and document related business processes; and records management to archive and retain documents and electronic records. Oracle Content Management is integrated with business applications to automatically capture and process electronic and paper documents such as invoices, accounts receivable receipts, and sales order documents from these applications.

Portals and User Interaction

Oracle WebCenter Suite is a standards-based enterprise portal product that enables external and employee users to efficiently find the information they need from websites and business applications within the organization; to create collaborative websites, online workspaces, discussion forums, integrated real-time presence and web conferencing to share information with others; and to use a variety of emerging technologies such as really simple syndication (RSS) feeds, tag clouds, linking and search to personalize information delivery. Oracle WebCenter Suite can be used to build a variety of web-based systems including extranet websites, intranet portals, task-oriented collaborative applications, and team communities.

Developer Tools

Oracle JDeveloper is an integrated software environment that is designed to facilitate rapid development of a variety of different types of applications using Oracle Fusion Middleware and popular open source technologies. Oracle JDeveloper provides support for developing Java applications; web services, composite SOA applications and business processes; rich user interfaces using AJAX/DHTML and Flash technologies; and websites using popular scripting languages. Oracle JDeveloper also provides comprehensive application lifecycle management facilities including modeling, building, debugging, unit testing, profiling, and optimizing applications and is integrated with the Oracle Application Development Framework, which provides a declarative framework for building business applications, and popular open source tools including Eclipse and NetBeans.

We also offer a selection of products that are complementary to our database and middleware products, including Oracle Enterprise Manager.

Oracle Enterprise Manager

Oracle Enterprise Manager is Oracle’s unified enterprise IT management solution designed to provide integrated systems management; to manage the entire Oracle software stack from applications to disk, and to deliver business-driven applications management. Oracle Enterprise Manager manages all Oracle software products including Oracle Enterprise Linux, Oracle VM, Oracle Database, Fusion Middleware, and business applications. Enterprise Manager also manages Oracle software across its entire lifecycle, including installing and configuring the software; monitoring service levels and performance; diagnosing and troubleshooting problems; configuring and patching software; and providing change management in a unified way across groups of computers or grids and across physical and virtualized environments. We are also integrating Sun’s OpsCenter, a product designed by Sun to manage the Solaris operating system, firmware, and storage, with Oracle Enterprise Manager to provide a single management solution to manage hardware and software.

Oracle Fusion Middleware products and applications are built on our Java technology platform.

Java

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. For customers, the Java platform is designed to enable a variety of compatible applications, independent of their vendor, and a global community of Java developers, support engineers, and knowledge bases which can help customers reduce the risk and time to deployment as well as the ongoing cost of ownership and maintenance. Java technology is designed to allow developers and vendors to write software on one platform and run it on many different platforms, independent of operating system and hardware architecture. Java technology is licensed to run applications for use in a broad range of systems – embedded devices; SIM cards; mobile phones and smart-phones; IP and Blu-Ray TVs; desktop computers; and server class computers. We expect to continue to innovate and invest in Java technology for the benefit of customers and the Java community.

Applications Software

Our applications software offerings are designed using an open, integrated architecture to manage and automate customers’ core business functions, support customer choice, help reduce risk, cost and complexity of customers’ IT infrastructures, and enable customers to differentiate their businesses using our technologies. Through a focused strategy of investments in organic research and development and strategic acquisitions, we also provide industry-specific solutions for customers in over 20 industries, including communications, engineering and construction, financial services, health services, manufacturing, public sector, retail and utilities. New software license revenues from applications software represented 28% of our new software license revenues in both fiscal 2010 and 2009 and 32% of new software license revenues in fiscal 2008.

Central to our applications strategy is our Applications Unlimited program, which is our commitment to offer customers that purchase software license updates and product support contracts a choice as to when they wish to upgrade to the next generation of the products they own. Until our customers reach a decision to upgrade to the next generation of the products they own, we protect their investments in their applications by offering them the ability to purchase software license updates and product support contracts for their existing products. Our applications are designed to help customers extend the benefits of their IT investments in our applications, to reduce their investment risk, and to support their evolution to the next generation of enterprise software that best fits their needs. For example, our Oracle Application Integration Architecture provides an open framework for creating adaptable, cross-application business processes. In addition, our applications software products are offered as integrated suites or available on a component basis, and all are built on open architectures that are designed for flexible configuration and open, multi-vendor integration. Our applications are also available in multiple languages and support a broad range of location specific requirements, enabling companies to support both global and local business practices and legal requirements.

We strive to protect our customers’ investments in Oracle applications by delivering new product releases that incorporate customer-specific and industry-specific innovations across product lines. Since announcing our Applications Unlimited program, we have delivered major releases on all applications product lines. Our applications software products combine business functionality with innovative technologies such as role-based analytics, secure search, identity management, self-service and workflow to deliver adaptive industry processes, business intelligence and insights, and optimal end-user productivity. Our applications software products enable efficient management of core business functions, including:

•	Enterprise Resource Planning (ERP);

•	Customer Relationship Management (CRM);

•	Enterprise Performance Management (EPM);

•	Supply Chain Management (SCM);

•	Business Intelligence Applications (Analytic Applications);

•	Enterprise Project Portfolio Management (EPPM); and

•	Industry-Specific Applications.

Enterprise Resource Planning (ERP)

Companies use our ERP applications to automate and integrate a variety of their key global business processes, including: supply chain planning, manufacturing, logistics, order fulfillment, asset lifecycle management, purchasing, accounts receivable and payable, general ledger, cash and treasury management, travel and expense management, human resources, payroll, benefits, and talent management. Our ERP applications combine business functionality with innovative technologies such as self-service applications to enable companies to lower the cost of their business operations by providing their customers, suppliers and employees with self-service access to both transaction processing and critical business information.

Customer Relationship Management (CRM)

We offer a suite of CRM applications that help our customers manage their selling processes more efficiently, integrate marketing campaigns and content into their selling processes more effectively, and deliver high quality customer service across multiple access channels, including call centers, websites and mobile devices. Our CRM products also provide many industry-specific features designed to support the specialized needs of users in key sectors, such as communications, high technology, life sciences, financial services, insurance, consumer products, and the public sector.

Enterprise Performance Management (EPM)

We offer a suite of EPM applications to automate, integrate, and administer a broad range of financial and operational management processes within an organization. Our EPM applications enable organizations to define and model their financial structure; to define their operating plans and manage financial budgets; to allocate indirect revenues and costs to better understand business unit profitability; to consolidate and aggregate financial results from a variety of systems; and to manage the financial close and statutory reporting processes. Our EPM applications are integrated with ERP applications; enable improved business decision making; and align operational processes with an organization’s financial strategy.

Supply Chain Management (SCM)

We offer a comprehensive set of SCM solutions that span from demand management, sales and operations planning and supply chain planning to product development, manufacturing, transportation and warehouse management. Customers can use Oracle SCM products to predict demand and market requirements, manage the lifecycle of their products, innovate in response to volatile market conditions, align operations across global networks and deploy lean, mixed-mode manufacturing with integrated manufacturing execution systems that meet both discrete and process requirements.

Business Intelligence Applications (Analytic Applications)

We also provide packaged Business Intelligence Applications for ERP, SCM, and CRM processes and industry-specific analytic applications with packaged data models; packaged ETL processes; packaged key performance indicators (KPIs); and packaged dashboards and scorecards to deliver insight that is tailored for business processes in 20 industries. Our Business Intelligence Applications are built on Oracle’s Business Intelligence technology and source data from multiple versions of Oracle CRM, ERP, EPM, and SCM applications as well as from non-Oracle ERP applications. Our EPM and Business Intelligence Applications together with our Business Intelligence technology allow us to offer our customers an integrated solution spanning planning and budgeting; financial management; operational analytics; and reporting.

Enterprise Project Portfolio Management (EPPM)

Our EPPM software solutions target project-intensive industries such as engineering and construction, aerospace and defense, utilities, oil and gas, manufacturing, professional services and project-intensive departments within other industries. Our EPPM solutions help companies propose, prioritize and select project investments and plan, manage and control the most complex projects and project portfolios.

Industry-Specific Applications

Our applications can be tailored to offer customers a variety of industry-specific solutions. As a part of our strategy, we strive to ensure that our applications portfolio addresses the major industry-influenced technology challenges of customers in key industries that we view as strategic to our future growth, including banking and financial services, communications, education, engineering and construction, health sciences, insurance, manufacturing, professional services, public sector, retail and utilities.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle software by offering proactive and personalized support services, including our Lifetime Support policy, and unspecified product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support”. Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire new software licenses and renew their software license updates and product support contracts annually. Our software license updates and product support revenues represented 49%, 50% and 46% of our total revenues in fiscal 2010, 2009 and 2008, respectively.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support.

Hardware Systems Products

Our customers demand a broad set of hardware systems solutions to manage growing amounts of data and computational requirements, to meet increasing compliance and regulatory demands, and to reduce energy, space, and operational costs. To meet these demands, we have a wide variety of innovative hardware systems offerings, including servers and storage products, networking components, operating systems and other hardware-related software. Our hardware systems products are designed to be “open,” or to work in customer environments that may include other Oracle or non-Oracle hardware or software components. We have also designed our hardware systems products to create performance and operational cost advantages for customers when they use our hardware and software together. By combining our server and storage hardware with our software, our open, integrated products better address customer requirements for performance, scalability, reliability, security, ease of management and lower total cost of ownership. Our hardware systems products represented 6% of our total revenues in fiscal 2010.

Servers

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers are differentiated by their size, cost, form factor or configuration (rack, blade or stand-alone systems) and customer environments that they target (general purpose or specialized systems). Our mid- and large-size servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Our SPARC servers run the Solaris operating system and are designed for the most demanding mission critical enterprise environments at any scale. We have a long-standing relationship with Fujitsu Limited for the development, manufacturing and marketing of certain of our SPARC server components and products.

We also offer a wide range of x86 servers differentiated by the same features as our SPARC servers. These x86 systems are primarily based on microprocessor platforms from Intel Corporation (Intel) and are also compatible with Solaris, Linux, Windows and other operating systems.

We offer a line of products aimed at the unique needs of original equipment manufacturers (OEMs) and network equipment providers (NEPs). Rack-optimized systems and our blade product offerings combine high-density hardware architecture and system management software that OEMs find particularly useful in building their own solution architectures. Our NEP-certified Sun Netra systems are designed to meet the specialized needs of NEPs.

Storage

Our broad range of storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, hardware-related software and networking for mainframe and open systems environments. Our storage solutions are designed to improve data availability by providing fast data access and dynamic data protection for restoration and secure archiving for compliance.

Our tape storage product line includes StorageTEK libraries, drives, virtualization systems, media and device software. These products are intended to provide robust solutions for both long-term preservation and near-term protection, of customer data at a lower total cost of ownership.

Our disk storage product lines include data center arrays, mid-range arrays, unified storage, network attached storage, and entry level systems. We also offer software for management and efficient resource utilization and virtualization of storage resources.

Solaris Operating System and Other Hardware-Related Software

Our Solaris operating system is designed to provide a more reliable, secure and scalable operating system environment than other enterprise operating systems through significant core feature development in kernel, networking, security, and file system technologies as well as close integration with hardware features. This provides us with an ability to combine Solaris with our own hardware components to achieve certain performance and efficiency advantages in comparison to our competitors. The Solaris operating system is based on the Unix operating system, but is unique among Unix systems in that it is available on our SPARC servers and x86 servers that include microprocessors from either Intel or Advanced Micro Devices, Inc. We also support Solaris deployed on other companies’ hardware products. In addition to Solaris, we also develop a range of hardware-related software, including development tools, compilers, management tools for servers and storage, diagnostic tools, virtualization, and file systems.

Oracle Exadata

Oracle Exadata is designed to be a family of integrated software and hardware products that combine our storage software with our server, storage, and networking components to provide our customers with improved performance at a lower total cost of ownership. For example, our current Oracle Database Machine offers improved performance, scalability and reliability through an integrated architecture featuring increased data bandwidth and localized query processing. Additional options are also available, including Oracle Exadata Hybrid Columnar Compression, which is designed to reduce the disk space required for primary, standby and backup databases.

Networking

We create networking components and products designed to efficiently connect and deploy server and storage clusters in data centers. The development of our networking products includes both hardware and software development for the Infiniband and Ethernet technologies that are used with our server and storage products and are integrated into our management tools.

Hardware Systems Support

Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our systems and storage products, such as Solaris, and can include product repairs, maintenance services, and technical support services. We are focusing on identifying hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new hardware systems support contracts sold in connection with the sales of our hardware systems products. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Our hardware systems support revenues represented 3% of our total revenues in fiscal 2010.

Services Business

Our services business consists of consulting, On Demand and education. As a result of our acquisition of Sun, we expanded and enhanced our customer base and services offerings.

Consulting

Oracle Consulting is designed to help our customers more successfully deploy our products. Our consulting services include: enterprise architecture design and implementation; business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades. These services help our customers achieve their business goals, manage their total cost of ownership and reduce the risk associated with their product deployment. Oracle Consulting employs consulting professionals globally to engage our customers directly, as well as to provide specialized expertise to our global systems integrator partners. Oracle Consulting utilizes a global blended delivery model to achieve economies of scale for our customers. This global delivery model consists of onsite consultants within the customer’s local geography as well as consultants in our global delivery and solution centers. Consulting revenues represented 10%, 14%, and 15% of total revenues in fiscal 2010, 2009 and 2008, respectively.

On Demand

On Demand includes our Oracle On Demand and Advanced Customer Services offerings. Oracle On Demand is designed to provide multi-featured software and hardware management and maintenance services for customers that are delivered at our data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers, and remote and on-site expert services. As a result of our acquisition of Sun, we increased the volume and breadth of our Advanced Customer Services offerings, including onsite and remote operations management, hardware systems expert services, and packaged offerings that support the installation and optimization of Sun systems. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. On Demand revenues represented 3% of total revenues in each of fiscal 2010, 2009 and 2008.

Education

We provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues. Our training is provided through a variety of formats, including instructor-led classes at our education centers, live virtual training, self-paced online training, training via CD-ROM, private events and custom training. Our live virtual class offerings allow students anywhere in the world to receive real-time, interactive training online. In addition, we also offer a certification program certifying database administrators, developers, implementers, consultants and architects. Education revenues represented 1% of our total revenues in fiscal 2010 and 2% of total revenues in fiscal 2009 and 2008, respectively.

Marketing and Sales

We directly market and sell our products and services primarily through our subsidiary sales and service organizations to businesses of many sizes and in many industries, government agencies and educational institutions. We also market, and sell our products through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2010, 2009 or 2008.

In the United States, our sales and service employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries license and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our products. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. The Oracle Partner Network is a global program that manages our business relationships with a large, broad-based network of companies, including independent software and hardware vendors, system integrators and resellers who deliver innovative solutions and services based upon our products. By offering our partners access to our premier products, educational information, technical services, marketing and sales support, the Oracle Partner Network program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally. Prior to our acquisition of Sun, the majority of Sun’s hardware systems products were sold through indirect channels. Although we plan to continue to sell our hardware products through indirect channels, including independent distributors and value added resellers, we have begun enhancing direct sales coverage for our hardware systems products and intend that our direct sales force will sell proportionately more of our hardware systems products in the future than they do currently.

Seasonality and Cyclicality

Our quarterly results reflect distinct seasonality in the sale of our products and services. Our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. General economic conditions also have an impact on our business and financial results. The markets in which we sell our products and services have, at times, experienced weak economic conditions that have negatively affected our revenues. See “Selected Quarterly Financial Data” in Item 7 of this Annual Report for a more complete description of the seasonality and cyclicality of our revenues, expenses and margins.

Competition

We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change.

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software and hardware systems, which has led increasingly to our product offerings being viewed as a “stack” of software and hardware designed to work together in a standards-compliant environment—from “Applications to Disk.” Our enterprise software and hardware offerings compete directly with some offerings from the most competitive companies in the world, including Microsoft Corporation (Microsoft), IBM Corporation (IBM), Hewlett Packard Company (HP), SAP AG, and Intel, as well as many others. In addition, the low barriers to entry in many of our market segments regularly introduce new technologies and new and growing competitors to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we will face increased competition as we will compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of management and quality of technical support. Our product sales (and the relative strength of our products versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among, primarily, our Solaris operating system, Microsoft’s Windows Server, Unix (including HP-UX from HP and AIX from IBM) and Linux;

•	the adoption of commodity servers and microprocessors;

•	the adoption of open source alternatives to commercial software by enterprise software customers;

•	the adoption of Software-as-a-Service (SaaS), hosted or “cloud” software offerings;

•	products, features and functionality developed internally by customers and their IT staff;

•	products, features or functionality customized and implemented for customers by consultants, systems integrators or other third parties; and

•	attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A. “Risk Factors.”

Manufacturing

To produce our hardware systems products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of our enterprise and data center servers and storage systems. For all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware systems products either from our facilities or partner facilities. One of our main goals is to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types, through a reduction of the number of assembly and distribution centers we rely on and through our transition to a “build-to-order” process in which products are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. For example, we have a long-standing relationship with Fujitsu Limited for the development, manufacturing and marketing of certain of our SPARC server components and products. Refer to “Risk Factors” included in Item 1A. of this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Research and Development

We develop the substantial majority of our products internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Research and development expenditures were $3.3 billion, $2.8 billion and $2.7 billion, in fiscal 2010, 2009 and 2008, respectively, or 12% of total revenues in each of the aforementioned fiscal years. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software and hardware markets in which we compete. We plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product offerings.

Employees

As of May 31, 2010, we employed approximately 105,000 full-time employees, including approximately 24,000 in sales and marketing, approximately 9,000 in software license updates and product support, approximately 1,000 in the manufacturing of our hardware systems products, approximately 5,000 in hardware systems support, approximately 26,000 in services, approximately 28,000 in research and development and approximately 12,000 in general and administrative positions. Of these employees, approximately 39,000 were located in the United States and approximately 66,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries workers’ councils represent our employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations web site at www.oracle.com/investor as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our web site is not incorporated into this Annual Report.

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)
Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors
Safra A. Catz	President and Director
Charles E. Phillips, Jr.	President and Director
Keith G. Block	Executive Vice President, North America Sales and Consulting
Jeff Epstein	Executive Vice President and Chief Financial Officer
John Fowler	Executive Vice President, Systems
Thomas Kurian	Executive Vice President, Product Development
Loic Le Guisquet	Executive Vice President, Europe, Middle East and Africa (EMEA) Sales and Consulting
Luiz Meisler	Executive Vice President, Latin America Sales and Consulting
Juergen Rottler	Executive Vice President, Oracle Customer Services
Charles A. Rozwat	Executive Vice President
Mike Splain	Executive Vice President, Microelectronics Group
Derek H. Williams	Executive Vice President, Japan Sales and Consulting
Dorian E. Daley	Senior Vice President, General Counsel and Secretary
William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Ellison, 65, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 65, has served as the Chairman of the Board since January 2004 and as a Director since June 1995. He served as an Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Ms. Catz, 48, has been a President since January 2004 and has served as a Director since October 2001. She was Chief Financial Officer from November 2005 until September 2008 and Interim Chief Financial Officer from April 2005 until July 2005. She served as an Executive Vice President from November 1999 to January 2004 and Senior Vice President from April 1999 to October 1999. She also serves as a director of HSBC Holdings plc.

Mr. Phillips, 51, has been a President and has served as a Director since January 2004. He served as Executive Vice President, Strategy, Partnerships, and Business Development, from May 2003 to January 2004. He also serves as a director of Viacom, Inc.

Mr. Block, 49, has been Executive Vice President, North America Sales and Consulting since September 2002. He served as Executive Vice President of North America Consulting from February to September of 2002. He served as Senior Vice President of North America Commercial Consulting and Global Service Lines from June 1999 until January 2002. He also held various other positions with us since joining Oracle in 1985.

Mr. Epstein, 53, has been Executive Vice President and Chief Financial Officer since September 2008. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Oberon Media, Inc., a privately held internet game technology provider and publisher from April 2007 to June 2008. From June 2005 until its sale in March 2007, Mr. Epstein was Executive Vice President and Chief Financial Officer of ADVO, Inc., a direct mail media company. Mr. Epstein was a member of the Board of Directors of Revonet, Inc., a business-to-business marketing and database company, from January 2004 to December 2005, Chairman of the Board from December 2004 to December 2005 and the Acting President and Chief Executive Officer from June 2004 through December 2004. Mr. Epstein also serves as a director of priceline.com Incorporated and serves on the Audit and Compliance Committee of the Stanford University Hospital.

Mr. Fowler, 49, has been Executive Vice President, Systems since February 2010. Prior to joining us, Mr. Fowler served as Sun Microsystems, Inc.’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006, as Chief Technology Officer, Software Group from July 2002 to May 2004 and Director, Corporate Development from July 2000 to July 2002.

Mr. Kurian, 43, has been Executive Vice President, Product Development since July 2009. He served as Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Mr. Le Guisquet, 48, has been Executive Vice President, Europe, Middle East and Africa (EMEA) Sales and Consulting since December 2008. He served as Senior Vice President, Europe Applications from June 2006 until November 2008. He served as Senior Vice President, Oracle Customer Relationship Management EMEA from January 2006 until June 2006. He served as Senior Vice President, EMEA Consulting from August 2003 until January 2006. He also held various other EMEA regional executive positions with us since January 1990.

Mr. Meisler, 57, has been Executive Vice President, Latin America Sales and Consulting since July 2008. He served as Senior Vice President, Latin America Sales and Consulting from December 2001 to July 2008; as Vice President, Latin America Sales and Consulting from June 2001 to December 2001; and as Managing Director of Oracle Brazil from January 2000 to May 2001. He served as Vice President, Latin America Consulting from June 1999 to January 2000 and as Vice President, Oracle Brazil Consulting from March 1998 to May 1999.

Mr. Rottler, 43, has been Executive Vice President, Oracle Customer Services since September 2006. He was Executive Vice President, Oracle Support and Oracle On Demand, from January 2005 to September 2006 and was Executive Vice President, Oracle On Demand, from September 2004 to January 2005.

Mr. Rozwat, 62, has served as Executive Vice President, Product Development from October 2007 to July 2009, as Executive Vice President, Server Technologies from November 1999 to October 2007 and as Senior Vice President, Database Server from December 1996 to October 1999. He served as Vice President of Development from December 1994 to November 1996.

Mr. Splain, 53, has been Executive Vice President, Microelectronics Group since February 2010. Prior to joining us, Mr. Splain served as Sun’s Executive Vice President, Microelectronics from April 2008 to February 2010, as

Chief Engineer from June 2006 to February 2010, as Chief Technology Officer, Systems Group from June 2006 to April 2008, Chief Technology Officer, Scalable Systems from March 2004 to June 2006, and Chief Technology Officer, Processor and Network Products from June 2002 to March 2004.

Mr. Williams, 65, has been Executive Vice President, Japan Sales and Consulting since June 2008 and was Executive Vice President, Asia Pacific Sales and Consulting from October 2000 to May 2008. He served as Senior Vice President, Asia Pacific from July 1993 to October 2000 and as Vice President, Asia Pacific from April 1991 to July 1993. He joined Oracle United Kingdom in October 1988 and served as Regional Director, Strategic Accounts from October 1988 to April 1991.

Ms. Daley, 51, has been Senior Vice President, General Counsel and Secretary since October 2007. She served as Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004, and as Associate General Counsel from February 2001 to October 2001. She joined Oracle’s Legal Department in 1992.

Mr. West, 48, has been Senior Vice President, Corporate Controller and Chief Accounting Officer since February 2008 and was Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. Prior to joining us, he served as Intuit Inc.’s Director of Accounting from August 2005 to March 2007, as The Gap, Inc.’s Assistant Controller from April 2005 to August 2005, and as Vice President, Finance, at Cadence Design Systems, Inc.’s product business from June 2001 to April 2005. He also spent 14 years with Arthur Andersen LLP, most recently as a partner.

Item 1A.    Risk Factors

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

Economic, political and market conditions, including the recent recession and global economic crisis, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.    Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	currency exchange rate fluctuations;

•	the overall demand for enterprise software, hardware systems and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

The recent recession and global economic crisis caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments negatively affected, and could continue to negatively affect, our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their IT budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In some financial markets, institutions may decrease or discontinue their purchase of the long-term customer financing contracts that we have traditionally sold on a non-recourse basis. As a result, we may hold more of these contracts ourselves or require more customers to purchase our products and services on a cash basis.

In addition, terrorist attacks around the world, the wars in Afghanistan and Iraq and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, hardware systems products, hardware systems support and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, and particularly our new software license revenues and hardware systems products revenues, are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Our limited experience with managing our new hardware business and forecasting its future financial results creates additional challenges with our forecasting processes.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for at least one or two quarters following the acquisition, and potentially longer with respect to our acquisition of Sun. Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates can also be affected by changes in our business practices that we implement with our newly acquired companies that may affect customer behavior.

A substantial portion of our new software license revenue contracts and hardware systems products contracts is completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software license transactions, and to a lesser extent hardware systems products transactions, also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions.

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

•

We may not be able to increase sales of hardware systems support contracts, which could result in lower hardware systems or hardware systems support revenues and profitability, or slower than expected growth of such revenues and profitability.

•

Sun’s hardware systems business historically has had higher expenses as a percentage of revenues, and thus has been less profitable, than our standalone software business. Upon completion of our acquisition of Sun, we have reported, and may continue to report, lower operating margins as a percentage of revenues, and our profit margin levels prior to our acquisition of Sun may not be sustainable.

•

We face a greater risk of potential write-downs and impairments of inventory, higher warranty expenses than we had historically encountered in our existing software and services businesses, and higher amortization from, and potential impairment of, intangible assets associated with our hardware systems business. Any of these items could result in material charges and adversely affect our operating results.

•	Our senior management’s attention will be diverted from our software business to our hardware systems business, which may be disruptive to our software business or the overall management of Oracle.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software and hardware systems markets in which we compete. If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or hardware systems products or purchase or renew software license updates and product support or hardware systems support contracts. Renewals of these support contracts are important to the growth of our business. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We are currently building and testing the next generation of our applications software offerings, which are being designed to unify the best-of-business functional capabilities from all of our applications on a modern Internet-based middleware technology foundation. We have also recently designed and built the Sun Oracle Database Machine, a fast database warehousing machine that runs online transaction processing applications. If we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames, if there is a delay in market acceptance of a new, enhanced or acquired product line or service, if we do not timely optimize complementary product lines and services or if we fail to adequately integrate, support or enhance acquired product lines or services, our business may be adversely affected.

Our strategy of transitioning from Sun’s indirect sales model to our mixed direct and indirect sales model may not succeed and could result in lower hardware systems revenues or profits. Disruptions to our software indirect sales channel could affect our future operating results.    Prior to our acquisition of Sun, the majority of Sun’s hardware systems products were sold through indirect channels. Although we plan to continue to sell our hardware products through indirect channels, including independent distributors and value added resellers, we have begun enhancing direct sales coverage for our hardware products and intend that our direct sales force will sell a larger portion of our hardware products in the future than they do now. These direct sales efforts, however, may not be successful. Our relationships with some of our channel partners may deteriorate because we are reducing our reliance on some of these partners for sales of our hardware products, are modifying our approach and timing to the manufacturing of our products and are altering certain of Sun’s legacy business practices with these channel partners, which could result in reduced demand from the channel partners or certain customer segments serviced by these channel partners. Some hardware systems revenues from channel partners may not be replaced by revenues generated from our own sales personnel or be replaced as quickly as we expect. In addition, we may not be able to hire qualified hardware systems salespeople, sales consultants and other personnel for our direct sales model at the rate or in the numbers we need to generate the hardware systems revenues and profit margins we have projected for future periods. Even if we can meet our hiring needs, these salespeople may not be able to achieve our sales forecasts for our hardware systems business. If we experience any of these risks, our hardware systems revenues or profits may decline.

Our software indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our software marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant or if the financial condition of our channel participants were to weaken. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

If we are unable to compete effectively with existing or new hardware systems or software competitors, the results of operations and prospects for our business could be harmed through fewer customer orders, reduced pricing, lower revenues or lower profits.    Our hardware systems business will compete with, among others, (i) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (ii) microprocessor/chip manufacturers and (iii) providers of storage products. Our entrance into the hardware systems business may also cause us to compete with companies who historically have been our partners. These competitors in most cases have more experience than we do in managing a hardware business. A large portion of our hardware products are based on our SPARC microprocessor and Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. Furthermore, Sun experienced increased competition during the pendency of our acquisition of Sun. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the revenue and profitability forecasts for our hardware systems business.

Many vendors develop and market databases, middleware products, application development tools, business applications, collaboration products and business intelligence products that compete with our software offerings. In addition, several companies offer business process outsourcing (BPO) and Software-as-a-Service (SaaS) as competitive alternatives to buying software and hardware, and customer interest in BPO and SaaS solutions is increasing. Some of these competitors have greater financial or technical resources than we do. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. Vendors that offer BPO or SaaS solutions may persuade our customers not to purchase our products. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

Our hardware systems offerings are complex products. If we cannot successfully manage the required processes to meet customer requirements and demand on a timely basis, the results of our hardware systems business will suffer.    Designing, developing, manufacturing and introducing new hardware products are complicated processes. The development process is uncertain and requires a high level of innovation from both systems hardware and software product designers and engineers and the suppliers of the components used in these products. The development process is also lengthy and costly. Once a new hardware product is developed, we face several challenges in the manufacturing process. We must be able to forecast customer demand and manufacture new hardware products in sufficient volumes to meet this demand and do so in a cost effective manner. As we continue to transition to a “build-to-order” manufacturing model where our hardware products are not fully assembled until after customers place orders, we may from time to time experience delays in delivering our hardware products to customers in a timely manner. These delays could cause our customers to purchase hardware products and services from our competitors. We must also manage new hardware product introductions and transitions to minimize the impact of customer delayed purchases of existing hardware products in anticipation of new hardware product releases. Because the design and manufacturing process for components is also very complicated, it is possible that we could experience design or manufacturing flaws. These design or manufacturing flaws could delay or prevent the production of the components for which we have previously committed to pay or need to fulfill orders from customers. These types of component flaws could also prevent the production of our hardware products or cause our hardware products to be returned, recalled or rejected resulting in lost revenues, increases in warranty costs, damage to our reputation, penalties and litigation.

Acquisitions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.    In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies. An active acquisition program is an important element of our overall corporate strategy, and we expect to continue to make similar acquisitions in the future. Risks we may face in connection with our acquisition program include:

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected or we may overpay for, or otherwise not realize the expected return on, our investments, which could adversely affect our business or operating results;

•

we may have difficulties (i) managing an acquired company’s technologies or lines of business or (ii) entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;

•

our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition, including claims from government agencies, terminated employees, current or former customers, former stockholders or other third parties; pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and intellectual property claims or disputes;

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

•

we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew software license updates and product support contracts and hardware systems support contracts, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

•	we may have difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, architecture, controls, procedures and policies;

•	we may have multiple product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•

we may have higher than anticipated costs in continuing support and development of acquired products, in general and administrative functions that support new business models, or in compliance with associated regulations that are more complicated than we had anticipated;

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

•

we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including arrangements that we assume from an acquisition; and

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include software and hardware systems development, manufacturing, sales, customer support, consulting, On Demand and shared administrative service centers.

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

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to our operating results;

•	regulatory changes;

•	political unrest, terrorism and the potential for other hostilities;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries; and

•	reduced protection for intellectual property rights in some countries.

As a result of our entry into a new hardware systems business, the volume and complexity of laws and regulations that we are subject to have increased.

As the majority shareholder of Oracle Financial Services Software Limited, a publicly traded Indian software company focused on the banking industry, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control or obtain financial and other information on a timely basis.

We may experience foreign currency gains and losses.    We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the U.S. Dollar can significantly affect revenues and our operating results. Generally, our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. For example, our revenues and operating results in fiscal 2009 were unfavorably affected by the strengthening of the U.S. Dollar relative to most other major foreign currencies.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries and distributors that we expect to cash settle in the near term, that are charged against earnings in the period incurred. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with these foreign currency exposures, which we may suspend from time to time. This program was active for the majority of fiscal 2010 and was suspended during our fourth quarter of fiscal 2010. When the program is active, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are variable. We will continue to experience foreign currency gains and losses in certain instances when we suspend our foreign currency forward contract program or where it is not possible or cost effective to hedge our foreign currency exposures. For example, if overall foreign currency exchange rates weakened subsequent to May 31, 2010, we believe we would recognize foreign currency losses related to cross-currency exposures that our foreign currency forward contracts program, when active, may be able to mitigate. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows, the timing of which is variable and generally outside of our control. For example, during fiscal 2010, we incurred foreign currency losses associated with our Venezuelan subsidiary due to it being designated as operating in a highly inflationary economy and due to the subsequent devaluation of the Venezuelan Bolivar relative to the U.S. Dollar.

The future operating results of our hardware systems business will depend on our ability to manage our component inventory to meet the demands of our hardware systems customers and to avoid component inventory write-downs.    Sun’s hardware systems business has historically depended upon suppliers to design, develop, manufacture and deliver on a timely basis the necessary components for its hardware products. While many of the components historically purchased have been standard, some components (standard or otherwise) have required long lead times to manufacture and deliver. Furthermore, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. At times we may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary parts or components from a particular vendor. If we had to find a new supplier for these parts and components, hardware product shipments could be delayed. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware systems business cost structure. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet customer demand for our hardware products. Therefore we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware products from us or systems products from our competitors. Sun historically has negotiated supply commitments with vendors early in the manufacturing process to ensure they had sufficient components for its hardware systems products to meet anticipated customer demand, and we initially expect to do the same. We must also manage our levels of older component inventories used in our hardware products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware systems business and related operating results could be materially and adversely affected.

We expect to continue to depend on third party manufacturers to build certain hardware systems products and are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.    We outsource the manufacturing and assembly of certain of our hardware products to a variety of manufacturing companies, many of which are located outside the United States. Our reliance on third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply as well as the political and economic uncertainties of the international locations where certain of these third-party manufacturers have facilities and operations. Any manufacturing disruption by our third-party manufacturers could impair our ability to fulfill orders for these hardware systems products. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship certain of our hardware systems products to our customers could be impaired and our hardware systems business could be harmed.

We plan to simplify our supply chain processes by reducing the number of third party manufacturing partners on which Sun had historically relied and the number of locations where these third party manufacturers will build our hardware systems products. We will therefore become more dependent on a fewer number of these manufacturing partners and locations. If these partners experience production problems or delays or cannot meet our demand for products, we may not be able to find alternate manufacturing sources in a timely or cost effective manner, if at all. If we are required to change third party manufacturers, our ability to meet our scheduled hardware products deliveries to our customers could be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue recognition or an increase in our hardware systems products expenses which could adversely affect the margins of our hardware systems business.

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

Third parties have claimed and, in the future, may claim infringement or misuse of intellectual property rights and/or breach of license agreement provisions.    We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. We expect the number of such claims will increase as:

•	we continue to acquire companies and expand into new businesses;

•	the number of products and competitors in our industry segments grows;

•	the functionality of products overlap;

•	the use and support of third-party code (including open source code) becomes more prevalent in the industry; and

•	the volume of issued patents continues to increase.

Responding to any such claim, regardless of its validity, could:

•	be time consuming, costly and result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

Specific patent infringement cases are discussed under Note 18 of Notes to Consolidated Financial Statements.

We may lose key employees or may be unable to hire enough qualified employees.    We rely on the continued service of our senior management, including our Chief Executive Officer and founder, members of our executive team and other key employees and the hiring of new qualified employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may also experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues, which may affect our employee retention efforts and increase our expenses in an effort to offer a competitive compensation program. Our compensation program includes stock options, which are an important tool in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. In addition, because we expense all stock-based compensation, we may in the future change our stock-based and other compensation practices. Some of the changes we consider from time to time include a reduction in the number of employees granted options, a reduction in the number of options granted per employee and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

We may need to change our pricing models to compete successfully.    The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our software license updates and product support fees and hardware systems support fees are generally priced as a percentage of our net new software license fees and net new hardware systems products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our new license prices.

Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease. Additionally, increased distribution of applications through application service providers, including SaaS providers, may reduce the average price for our products or adversely affect other sales of our products, reducing our revenues unless we can offset price reductions with volume increases. The increase in open source software distribution may also cause us to change our pricing models.

Charges to earnings resulting from acquisitions may adversely affect our operating results.    Under business combination accounting standards pursuant to ASC 805, Business Combinations, we recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•

identification of or changes to assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-merger activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for these and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

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

We might experience significant errors or security flaws in our software products and services.    Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new software products or new versions of software products, we could lose revenues. In addition, we run our own business operations, Oracle On Demand and other outsourcing services, support and consulting services, on our products and networks and any security flaws, if exploited, could affect our ability to conduct internal business operations. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing and localizing software and hardware products is expensive, and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.    We derive revenues from contracts with the U.S. government, state and local governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

Business disruptions could affect our operating results.    A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our On Demand offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

There are risks associated with our outstanding indebtedness.    As of May 31, 2010, we had an aggregate of $14.7 billion of outstanding indebtedness that will mature between the remainder of calendar 2010 and calendar 2039, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Adverse litigation results could affect our business.    We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 18 of Notes to Consolidated Financial Statements.

We may have exposure to additional tax liabilities.    As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as certain proposals by President Obama’s Administration, if enacted, could have a significant adverse impact on our effective tax rate.

In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Our intercompany transfer pricing is currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We previously negotiated three successive unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of the agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for another renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized two bilateral Advance Pricing Agreements, one of which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a request for a renewal of this agreement for the years ending May 31, 2007 through May 31, 2011. There can be no guarantee that such negotiations will result in an agreement. The additional bilateral agreement covers the period from June 1, 2001 through January 25, 2008.

Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. Our acquisition activities have increased our non-income based tax exposures, particularly with our entry into a new hardware systems business resulting from our acquisition of Sun, which increased the volume and complexity of laws and regulations that we are subject to and with which we must comply.

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

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our operations acquired from Sun are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used to manufacture our products, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our product design, development, procurement and manufacturing costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our hardware systems business. Any violation of these laws can subject us to significant liability, including fines, penalties, and possible prohibition of sales of our products into one or more states or countries, and result in a material adverse effect on the financial condition or results of operation of our hardware systems business. A significant portion of Sun’s hardware systems revenues historically has come from international sales. Recent environmental legislation within the European Union (EU), including the EU Directive on Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products may increase our cost of doing business internationally and impact our hardware systems revenues from EU countries and China as we endeavor to comply with and implement these requirements. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, the cumulative impact of which could be significant.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting and administrative personnel. Our headquarters facility consists of approximately 2.0 million square feet in Redwood City, California. We also own or lease office facilities for current use consisting of approximately 26.0 million square feet in various other locations in the United States and abroad. Approximately 6.1 million square feet or 22% of total owned and leased space is sublet or is being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

The material set forth in Note 18 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on NASDAQ since our initial public offering in 1986. According to the records of our transfer agent, we had 18,059 stockholders of record as of May 31, 2010. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2010		Fiscal 2009
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$21.91	$26.48	$13.85	$19.79
Third Quarter	$21.91	$25.34	$15.44	$18.41
Second Quarter	$20.34	$22.86	$15.40	$21.55
First Quarter	$19.69	$22.33	$20.25	$23.52

We declared and paid cash dividends totaling $0.20 per outstanding common share over the course of fiscal 2010. We declared and paid a cash dividend of $0.05 per outstanding common share for the first time in our history during our fourth quarter of fiscal 2009.

In June 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on August 4, 2010 to stockholders of record as of the close of business on July 14, 2010. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of May 31, 2010, approximately $5.3 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2010 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
March 1, 2010—March 31, 2010	3.6	$25.23	3.6	$5,419.3
April 1, 2010—April 30, 2010	3.1	$26.05	3.1	$5,337.3
May 1, 2010—May 31, 2010	3.3	$23.57	3.3	$5,259.2

Total	10.0	$24.94	10.0

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Software Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2010, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. As a result of our acquisition of Sun in fiscal 2010, we entered into a new hardware systems business and, for purposes of the stock performance graph below, we have changed one of the indexes to which we compare our cumulative total stockholder return from the Dow Jones U.S. Software Index to the S&P Information Technology Index. For the purposes of comparison, the stock performance graph below includes the new index and the previously reported index. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2005 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS.

	5/05	5/06	5/07	5/08	5/09	5/10
Oracle Corporation	100.00	111.09	151.41	178.44	153.45	178.33
S&P 500 Index	100.00	108.64	133.40	124.47	83.93	101.54
Dow Jones U.S. Software Index	100.00	95.10	126.43	125.50	96.52	136.22
S&P Information Technology Index	100.00	100.73	123.93	127.10	90.54	116.32

Item 6.    Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over the last five fiscal years, we have acquired a number of companies including Sun Microsystems, Inc. in fiscal 2010, BEA Systems, Inc. in fiscal 2008, Hyperion Solutions Corporation in fiscal 2007 and Siebel Systems, Inc. in fiscal 2006. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in revenues, income and earnings per share.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2010		2009	2008		2007		2006
Consolidated Statements of Operations Data:
Total revenues	$26,820		$23,252	$22,430		$17,996		$14,380
Operating income	$9,062		$8,321	$7,844		$5,974		$4,736
Net income	$6,135		$5,593	$5,521		$4,274		$3,381
Earnings per share—basic	$1.22		$1.10	$1.08		$0.83		$0.65
Earnings per share—diluted	$1.21		$1.09	$1.06		$0.81		$0.64
Basic weighted average common shares outstanding	5,014		5,070	5,133		5,170		5,196
Diluted weighted average common shares outstanding	5,073		5,130	5,229		5,269		5,287
Cash dividends declared per common share	$0.20		$0.05	$—		$—		$—
Consolidated Balance Sheets Data:
Working capital(1)	$12,313		$9,432	$8,074		$3,496		$5,044
Total assets	$61,578	(2)	$47,416	$47,268	(2)	$34,572	(2)	$29,029
Notes payable, current and other current borrowings(3)	$3,145		$1,001	$1,001		$1,358		$159
Notes payable and other non-current borrowings(4)	$11,510		$9,237	$10,235		$6,235		$5,735

(1)

Total working capital sequentially increased in most periods primarily due to the favorable impact to our net current assets resulting from our net income generated during these periods and the issuance of $4.5 billion, $5.0 billion and $5.75 billion of long-term senior notes in fiscal 2010, fiscal 2008 and fiscal 2006, respectively. These increases were partially offset by cash used for acquisitions and repurchases of common stock in all periods presented and repayments of certain of our senior notes in fiscal 2010, 2009 and 2007 and dividend payments made in fiscal 2010 and 2009.

(2)

Total assets increased as of May 31, 2010, 2008 and 2007 in comparison to the prior year period primarily due to goodwill and intangible assets arising from the acquisitions of Sun in fiscal 2010, BEA in fiscal 2008 and Hyperion in fiscal 2007, as well as our profitability in all periods presented. See Note 2 of Notes to Consolidated Financial Statements for additional information on our acquisitions.

(3)

Notes payable, current and other current borrowings increased in fiscal 2010 primarily due to the reclassification of $2.2 billion of our senior notes due January 2011 as a current liability and our outstanding commercial paper notes of $881 million, partially offset by the repayment of $1.0 billion of senior notes that matured in May 2010. Notes payable, current and other current borrowings remained constant in fiscal 2009 due to repayment of $1.0 billion of senior notes that matured in May 2009 offset by the reclassification of $1.0 billion of senior notes that matured in fiscal 2010. Notes payable, current and other current borrowings decreased in fiscal 2008 due to repayments of amounts borrowed under our commercial paper program during fiscal 2007 partially offset by the reclassification of $1.0 billion of senior notes as a current liability that matured and were repaid in fiscal 2009.

(4)

Notes payable and other non-current borrowings generally increased between fiscal 2006 and 2010 due to the issuances of $4.5 billion of long-term senior notes in fiscal 2010, $5.0 billion of long-term senior notes in fiscal 2008, and $2.0 billion of long-term senior notes in fiscal 2007, partially offset by redemptions of $1.5 billion in fiscal 2007. In fiscal 2010, 2009 and 2008, $2.2 billion, $1.0 billion and $1.0 billion, respectively, of non-current senior notes were reclassified as current liabilities. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding our notes payable and other borrowings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our key operating business segments and significant trends, including changes to our business as a result of our acquisition of Sun Microsystems, Inc. (Sun) in fiscal 2010. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

Business Overview

We are the world’s largest enterprise software company. As a result of our acquisition of Sun in January 2010, we are also a leading provider of hardware systems products and services. We develop, manufacture, market, distribute and service database and middleware software, applications software and hardware systems, consisting primarily of computer server and storage products, which are designed to help our customers manage and grow their business operations.

Our goal is to be the world’s most complete, open and integrated enterprise software and hardware company. We offer customers scalable, reliable, secure and integrated software and hardware solutions that are designed to improve transactional efficiencies, adapt to an organization’s unique needs and allow better ways to access and manage information and automate business processes at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

We believe our internal, or organic, growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plan. In fiscal 2010, 2009 and 2008 we invested $3.3 billion, $2.8 billion and $2.7 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products, features and services. We also believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy.

We are organized into three businesses—software, hardware systems and services—which are further divided into seven operating segments. Each of these businesses and operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. An overview of our three businesses and seven operating segments follows.

Software Business

Our software business, which represented 77%, 81% and 80% of our total revenues in fiscal 2010, 2009 and 2008, respectively, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:    We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. As a result of our acquisition of Sun, we acquired certain software technologies, including Java, which is a global software development platform used in a wide range of computers, networks and devices.

The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period (as provided in our quarterly reports on Form 10-Q) provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 28%, 31% and 34% of our total revenues in fiscal 2010, 2009 and 2008, respectively. The proportion of our new software license revenues relative to our total revenues in fiscal 2010 was affected by our entry into the hardware systems business as a result of our acquisition of Sun. Our new software license segment’s margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short term. However, our new software license segment’s margins have been and will continue to be affected by the amortization of intangible assets associated with companies that we have acquired, including Sun.

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

Software license updates and product support revenues, which represented 49%, 50% and 46% of our total revenues in fiscal 2010, 2009 and 2008, respectively, is our highest margin business unit. The proportion of our software license updates and product support revenues relative to our total revenues in fiscal 2010 was affected by our entry into the hardware systems business as a result of our acquisition of Sun. Support margins during fiscal 2010 were 85% and accounted for 80% of our total margins. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•

substantially all of our customers purchase software license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenues growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year periods assuming renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software license transactions result in the sale of software license updates and product support contracts, which add to our support contract base; and

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We record adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $86 million, $243 million and $179 million in fiscal 2010, 2009 and 2008, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 9% of our total revenues in fiscal 2010 and we expect that it will continue to add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services or develop new hardware products and services.

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware products either from our facilities or partner facilities. One of our main goals is to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types, through a reduction of the number of assembly and distribution centers we rely on and through our transition to a “build-to-order” process in which products are built only after customers have placed firm orders. In addition, we are focusing on identifying hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new hardware systems support contracts sold in connection with the sales of new hardware products.

Hardware Systems Products:    Our hardware systems products consist primarily of computer server and storage product offerings and hardware-related software, including our Solaris operating system.

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers are differentiated by their size, cost, form factor or configuration (rack, blade or stand-alone systems) and customer environments that they target (general purpose or specialized systems). Our mid- and large-size servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Our SPARC servers run the Solaris operating system and are designed for the most demanding mission critical enterprise environments at any scale.

We also offer a wide range of x86 servers differentiated by the same features as our SPARC servers. These x86 systems are substantially based upon microprocessor platforms from Intel Corporation and are also compatible with Solaris, Linux, Windows and other operating systems.

Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments.

Prior to our acquisition of Sun, the majority of Sun’s hardware systems products were sold through indirect channels. Although we plan to continue to sell our hardware products through indirect channels, including independent distributors and value added resellers, we have begun enhancing direct sales coverage for our hardware systems products and intend that our direct sales force will sell proportionately more of our hardware systems products in the future than they do currently.

Our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets associated with our acquisition of Sun. In addition, business combination accounting rules require us to record acquired inventories at fair value, which generally will result in an unfavorable short-term impact to our expenses and operating margins as we sell these acquired inventories to customers in the post-combination period.

We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

Hardware Systems Support:    Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our systems and storage products, including Solaris, and can include product repairs, maintenance services, and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. The growth of our hardware systems support revenues is influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by fair value adjustments relating to hardware systems support obligations assumed through, and by the amortization of intangible assets resulting from, our acquisition of Sun. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisition of Sun to their estimated fair values as of the acquisition date by an aggregate of $128 million for fiscal 2010. This amount would have been recorded as hardware systems support revenues by Sun as a standalone entity. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business consists of consulting, On Demand and education. As a result of our acquisition of Sun, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods. Our services business, which represented 14%, 19% and 20% of our total revenues in fiscal 2010, 2009 and 2008, respectively, has significantly lower margins than our software business. The proportion of our services revenues relative to our total revenues in fiscal 2010 was affected by our entry into the hardware systems business as a result of our acquisition of Sun.

Consulting:    Our consulting line of business primarily provides services to customers in enterprise architecture design and implementation; business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products with which they relate and are performed after the customer’s purchase of the products. Our consulting revenues are dependent upon general economic conditions and the level of product revenues, in particular the new software license sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

On Demand:    On Demand includes our Oracle On Demand and our Advanced Customer Services offerings. As a result of our acquisition of Sun, we increased the volume and breadth of our On Demand services offerings, primarily with additional Advanced Customer Services offerings, including staff augmentation and managed services, to architect, implement and manage customer IT environments. We believe that our On Demand offerings provide our customers flexibility in how they manage their IT environments and an additional opportunity to lower their total cost of ownership and can therefore provide us with a competitive advantage. While we have grown the base of customers that purchase certain of our On Demand services through our organic growth and the acquisition of Sun, we continue to focus on managing our expenses to increase our margins and margins as a percentage of our revenues. We have made and plan to continue to make investments in our On Demand business to support current and future revenue growth, which historically has negatively impacted On Demand margins and could do so in the future.

Education:    The purpose of our education services is to further the adoption and usage of our software and hardware products by our customers and to create opportunities to grow our product revenues. Education revenues are impacted by certain of our acquisitions (including our acquisition of Sun), general economic conditions, personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions. In recent periods, we believe the global economic environment has unfavorably affected customer demand for our education services, which has negatively impacted our revenues and margins.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Sun in fiscal 2010 and BEA Systems, Inc. in fiscal 2008, among others. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our recent acquisitions.

We believe we can fund our pending and future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt facilities, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software license revenues and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers and storage products, and hardware systems support revenues; and (3) services, which include software and hardware related services including consulting, On Demand and education revenues.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

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

Revenues from the sales of hardware products are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our systems and storage products and can also include product repairs, maintenance services, and technical support services. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements.

Revenue Recognition for Multiple-Element Arrangements—Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

In the third quarter of fiscal 2010, we early adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements (ASU 2009-14). ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor third-party evidence (TPE) is available for that deliverable. ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality.

As a result of our early adoption of ASU 2009-13 and ASU 2009-14, we applied the provisions of these accounting standards updates as of the beginning of fiscal 2010. The impact of our adoption of ASU 2009-13 and ASU 2009-14 was not material to our results of operations for fiscal 2010.

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to hardware systems and services based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements –Arrangements with Software and Nonsoftware Elements

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

Education revenues are a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

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

In addition, we sell hardware products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to us in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have more than insignificant recourse to us in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term.

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues or hardware systems product revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

In fiscal 2010, we adopted ASC 805, Business Combinations, which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

As a result of adopting the revised accounting guidance provided for by ASC 805 as of the beginning of fiscal 2010, certain of our policies differ when accounting for acquisitions in fiscal 2010 and prospective periods in comparison to the accounting for acquisitions in fiscal 2009 and prior periods, including:

•

the fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed (prior to fiscal 2010, in-process research and development was expensed as of the acquisition date);

•	the direct transaction costs associated with a business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price);

•

the costs to exit or restructure certain activities of an acquired company are accounted for separately from the business combination (prior to fiscal 2010, restructuring and exist costs were included as a part of the assumed obligations in deriving the purchase price allocation); and

•

any changes in estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense with application of this policy also applied prospectively to all of our business combinations regardless of the acquisition date (prior to fiscal 2010, any such changes in estimates associated with income taxes were generally included as a part of the purchase price allocation indefinitely).

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•

future expected cash flows from software license sales, hardware systems product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents;

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of both software license updates and product support and hardware systems support obligations assumed. The estimated fair values of these support obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the support contracts prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition.

As a result, we did not recognize software license updates and product support revenues related to support contracts in the amounts of $86 million, $243 million and $179 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2010, 2009 and 2008, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity in the amount of $128 million for fiscal 2010. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we intend to focus our efforts on renewing acquired hardware systems support contracts. To the extent software support or hardware systems support contracts are renewed, we will recognize the revenues for the full value of the support contracts over the support periods, the substantial majority of which are one year.

In connection with a business combination, we estimate costs associated with restructuring plans committed to by our management. Restructuring costs are typically comprised of employee severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by our management, but may be refined in subsequent periods. As noted above, we account for costs to exit or restructure certain activities of an acquired company separately from the business combination. These costs are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine their estimated amounts.

If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions’ and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. The provisions of ASC 350 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note16 of Notes to Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2010, did not result in an impairment charge, nor did we record any goodwill impairment in fiscal 2009 or 2008.

We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2010, 2009 or 2008.

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

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and provide U.S. federal taxes on these amounts. Material changes in our estimates or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the United States could materially impact our income tax provision and effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known, which can materially impact our effective tax rate.

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. A description of our accounting policies associated with tax related contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For those tax related contingencies that are not a part of a business combination, we account for these uncertain tax issues pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

In addition, as a part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period that any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities.

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For legal and other contingencies that are not a part of a business combination, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Stock-Based Compensation

We account for share-based payments to employees, including grants of employee stock awards and purchases under employee stock purchase plans in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. In addition, we have applied certain of the provisions of the SEC’s guidance contained in ASC 718, in our accounting for stock-based compensation awards.

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

As required by ASC 718, we recognize stock-based compensation expense for share-based payments that are expected to vest. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly. We also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

We estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of our publicly traded, longest-term options in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee groups by seniority of job classification. Our expected dividend rate is based upon an annualized dividend yield based on the per share dividend declared by our Board of Directors. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair values of our stock awards and related stock-based compensation expense that we record to vary.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination, at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair values of our stock awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method pursuant to ASC 718.

To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation of our publicly traded, longest-term options, refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, or assume stock awards from acquired companies that are different in nature than our stock award arrangements, amongst other potential impacts, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2010 compared to fiscal 2009 is impacted by our acquisitions, primarily the acquisition of Sun in our third quarter of fiscal 2010.

The comparability of our operating results in fiscal 2009 compared to fiscal 2008 is impacted by our acquisitions, primarily the acquisition of BEA Systems, Inc. in our fourth quarter of fiscal 2008.

In our discussion of changes in our results of operations from fiscal 2010 compared to fiscal 2009, and fiscal 2009 compared to fiscal 2008, we quantify the contribution of our acquired products to the growth in new software license revenues, software license updates and product support revenues, hardware systems products revenues (as applicable) and hardware systems support revenues (as applicable) for the one year period subsequent to the acquisition date. We also are able to quantify the total incremental expenses associated with our hardware systems products and hardware systems support operating segments. For fiscal 2010, we include estimates of Sun’s contributions to our total revenues and total operating income. These Sun estimates are based in part on management’s estimates and allocations of Sun’s direct revenue and expense contributions which cannot be separately identified as a result of our ongoing integration of the Sun and Oracle businesses. The incremental contributions of our other acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

•

the quantifications cannot address the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we intend to focus our efforts on renewing hardware systems support contracts, the amounts shown as software license updates and product support deferred revenues and hardware systems support deferred revenues in our supplemental disclosure related to certain charges and gains (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2009, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2010 and May 31, 2009, our financial statements would reflect reported revenues of $1.22 million in fiscal 2010 (using 1.22 as the month-end average exchange rate for the period) and $1.39 million in fiscal 2009 (using 1.39 as the month-end average exchange rate for the period). The constant currency presentation would translate the fiscal 2010 results using the fiscal 2009 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	Actual	Constant	2008
Total Revenues by Geography:
Americas	$13,819	16%	15%	$11,900	5%	8%	$11,330
EMEA(1)	8,938	12%	13%	7,948	0%	11%	7,945
Asia Pacific(2)	4,063	19%	12%	3,404	8%	13%	3,155

Total revenues	26,820	15%	14%	23,252	4%	10%	22,430
Total Operating Expenses	17,758	19%	18%	14,931	2%	7%	14,586

Total Operating Margin	$9,062	9%	6%	$8,321	6%	15%	$7,844

Total Operating Margin %	34%			36%			35%
% Revenues by Geography:
Americas	52%			51%			51%
EMEA	33%			34%			35%
Asia Pacific	15%			15%			14%
Total Revenues by Business:
Software	$20,625	9%	8%	$18,877	6%	12%	$17,843
Hardware Systems	2,290	*	*	—	*	*	—
Services	3,905	-11%	-12%	4,375	-5%	1%	4,587

Total revenues	$26,820	15%	14%	$23,252	4%	10%	$22,430

% Revenues by Business:
Software	77%			81%			80%
Hardware Systems	9%			0%			0%
Services	14%			19%			20%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

*	Not meaningful

Fiscal 2010 Compared to Fiscal 2009:    Our total revenues and operating margin for fiscal 2010 were favorably impacted by the movement of the U.S. Dollar relative to other major currencies. Total revenues increased in fiscal 2010 due to an estimated $2.8 billion revenue contribution from Sun, primarily in our hardware systems business, and an increase in our total software revenues resulting from growth in our new software licenses revenues and our software license updates and product support revenues. These increases were partially offset by a constant currency decrease in our total services revenues that we believe was caused by weaker demand for IT services due to the deterioration in global economic conditions in recent periods. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 32% and APAC contributed 13% to our total revenues growth.

Excluding the unfavorable effect of currency rate fluctuations, the increase in total operating expenses in fiscal 2010 was due to additional operating expenses incurred as a result of our acquisition of Sun, including increased expenses pertaining to hardware systems products sold and related hardware systems support offerings, additional employee related expenses including additional stock-based compensation, and an increase in intangible asset amortization. In addition, we also incurred increased restructuring expenses resulting from our Sun Restructuring Plan and legacy Oracle-based restructuring plans. These increases were partially offset by expense reductions in our legacy Oracle-based operations including expense reductions in our services business, reductions in bad debt expenses due to improved collections and reductions to travel expenses due to cost management initiatives.

On a constant currency basis, our operating margin increased during fiscal 2010 due to higher revenues from our software business, partially offset by an estimated $620 million reduction to our operating income from Sun. Our operating margin as a percentage of revenues declined in fiscal 2010 due to the post-combination expense contributions from our new hardware systems business and due to our acquisition related expenses, restructuring expenses and amortization of intangible assets, which increased at a faster rate than our total revenues, primarily due to Sun.

Fiscal 2009 Compared to Fiscal 2008:    Our operating results for fiscal 2009 were unfavorably impacted by the strengthening of the U.S. Dollar relative to other major international currencies. These currency variances resulted in a reduction to our total revenues growth of 6 percentage points during fiscal 2009. On a constant currency basis, total revenues increased in fiscal 2009 primarily due to higher software license update and product support revenues in all regions and incremental revenues from our recent acquisitions, primarily our acquisition of BEA. On a constant currency basis, new software license revenues contributed 5% to the growth in total revenues, software license updates and product support revenues contributed 92% and services revenues contributed 3%. Excluding the effect of currency rate fluctuations, the Americas contributed 39% to the increase in total revenues, EMEA contributed 42% and Asia Pacific contributed 19%.

Favorable currency variances resulted in a reduction to our total operating expense growth of 5 percentage points during fiscal 2009. Excluding the effect of currency rate fluctuations, the increase in operating expenses in fiscal 2009 is primarily due to higher salary expenses associated with increased headcount levels from acquisitions (primarily BEA) and higher amortization of intangible assets resulting from our acquisitions (primarily BEA). In addition, acquisition related and other expenses increased during fiscal 2009 due to a $57 million gain on property sale recognized in fiscal 2008, which decreased our net operating expenses in that period. These increases were partially offset by constant currency decreases in our variable compensation expenses.

Currency variances resulted in a reduction of 9 percentage points to our total operating margin growth during fiscal 2009. On a constant currency basis, total operating margin and total operating margin as a percentage of total revenues increased during fiscal 2009 as the growth rate of our total revenues exceeded the growth rate of our total operating expenses. The growth rate in our total operating expenses was significantly impacted by the growth rate in our intangible asset amortization, which was primarily due to intangible assets acquired as a part of the BEA transaction, and to a lesser extent, our restructuring expenses growth.

Supplemental Disclosure Related to Certain Charges and Gains and Estimated Sun Margin Contribution

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense and income items:

	Year Ended May 31,
(in millions)	2010	2009	2008
Supplemental Disclosure Related to Certain Charges and Gains:
Software license updates and product support deferred revenues(1)	$86	$243	$179
Hardware systems support deferred revenues(1)	128	—	—
Hardware systems products expenses(2)	29	—	—
Amortization of intangible assets (3)	1,973	1,713	1,212
Acquisition related and other(4)(6)	154	117	124
Restructuring(5)	622	117	41
Stock-based compensation(6)	421	340	257
Income tax effects(7)	(1,054)	(730)	(535)

Total	$2,359	$1,800	$1,278

Supplemental Disclosure Related to Estimated Sun Margin Contribution:
Estimated operating loss contribution from Sun(8)	$(620)	$—	$—

Estimated operating income contribution from Sun, as adjusted(8)	$371	$—	$—

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $86 million, $243 million and $179 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity in the amount of $128 million for fiscal 2010.

Approximately $61 million and $25 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during fiscal 2011, fiscal 2012 and beyond, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. In addition, approximately $148 million, $35 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during fiscal 2011, fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by Sun as an independent entity. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in the periods presented. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The $29 million included in the hardware systems products expenses line in the table above is intended to reflect our hardware systems products expenses that would have been otherwise recorded by Sun as a standalone entity upon the sale of these inventories. If we acquire inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

(3)

Represents the amortization of intangible assets acquired in connection with our acquisitions, primarily Sun Microsystems, Inc., BEA Systems, Inc., Hyperion Solutions Corporation, Siebel Systems, Inc. and PeopleSoft, Inc. As of May 31, 2010, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2011	$2,285
Fiscal 2012	2,006
Fiscal 2013	1,638
Fiscal 2014	1,354
Fiscal 2015	1,015
Thereafter	638

Total intangible assets subject to amortization	8,936
In-process research and development	385

Total intangible assets, net	$9,321

(4)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net. For fiscal 2008, acquisition related and other expenses include a gain on property sale of $57 million. As a result of our adoption of ASC 805, Business Combinations, as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees (see further discussion under “Business Combinations” within the “Critical Accounting Policies and Estimates” section above).

(5)

Substantially all restructuring expenses during fiscal 2010 relate to employee severance, facility exit costs and contract termination costs in connection with our Fiscal 2009 Oracle Restructuring Plan and our Sun Restructuring Plan. Restructuring expenses during fiscal 2009 primarily relate to costs incurred pursuant to the Fiscal 2009 Oracle Restructuring Plan and the Fiscal 2008 Oracle Restructuring Plan. Restructuring expenses incurred during fiscal 2008 primarily relate to costs incurred pursuant to the Fiscal 2008 Oracle Restructuring Plan. As a result of our adoption of ASC 805, Business Combinations as of the beginning of fiscal 2010, in connection with any acquisition that we close we will record involuntary termination and other exit costs associated with the acquisition to restructuring expenses, which is a change in the required accounting in comparison to fiscal 2009 and fiscal 2008. See further discussion regarding certain of our restructuring plans in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year ended May 31,
	2010	2009	2008
Sales and marketing	$81	$67	$51
Software license updates and product support	17	13	10
Hardware systems products	3	—	—
Hardware systems support	2	—	—
Services	14	12	13
Research and development	172	155	114
General and administrative	132	93	69

Subtotal	421	340	257
Acquisition related and other	15	15	112

Total stock-based compensation	$436	$355	$369

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options and restricted stock-based awards.

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the expense and income items within the table above and resulted in an effective tax rate of 27.1% for fiscal 2010 instead of 25.6%, which represented our effective tax rate as derived per our consolidated statement of operations, due to differences in jurisdictional tax rates and related tax benefits attributable to our restructuring expenses in fiscal 2010. The difference in fiscal 2010 was also due to income tax effects related to acquired tax exposures. Income tax effects were calculated reflecting an effective tax rate of 28.7% for fiscal 2009 instead of 28.6%, which represented our effective tax rate as derived per our consolidated statement of operations, due to the exclusion of the tax effect of an adjustment to our non-current deferred tax liability associated with acquired intangible assets. Income tax effects presented for fiscal 2008 were calculated based on our effective tax rate of 29.5%, which was consistent with our tax rate as derived per our consolidated statement of operations.

(8)

For fiscal 2010, the estimated operating loss contribution from Sun was calculated based upon the margin contribution of our hardware systems business for fiscal 2010, the allocation of revenues and expenses from our software and services businesses that we estimate were attributable to Sun during fiscal 2010 and the allocation of certain other operating expenses including research and development expenses, an allocation of general and administrative expenses, amortization of intangible assets, stock-based compensation expenses, an allocation of acquisition related and other expenses and an allocation of restructuring expenses that we estimated were attributable to Sun during fiscal 2010. Our estimated operating income contribution from Sun, as adjusted, excludes certain of these charges as further presented in the reconciliation below.

A reconciliation of the margin contribution of our hardware systems business as presented in our discussion of our operational results to our measures of estimated operating loss contribution from Sun and our estimated operating income contribution from Sun, as adjusted, was as follows for fiscal 2010 (in millions):

	Estimated Sun Margin Contribution before Adjustments	Adjustments	Estimated Sun Margin Contribution, as Adjusted
Hardware systems business direct revenues and expenses, net(a)	$650	$157	$807
Stock-based compensation(a)	(7)	7	—
Amortization of intangible assets, hardware systems business(a)	(260)	260	—

Total hardware systems business margin(a)	383	424	807
Allocation of margin from other Sun businesses(b)	63	103	166
Research and development expenses(c)	(476)	7	(469)
Allocation of general and administrative expenses and other(c)	(136)	3	(133)
Allocation of acquisition related and other expenses(d)	(112)	112	—
Allocation of restructuring expenses(d)	(342)	342	—

Total estimated operating (loss) income from Sun	$(620)	$991	$371

(a)

Obtained or derived from the total margin of, and other expenses allocated to, our hardware systems businesses as reported in our results of operations for our hardware systems business. Our hardware systems business’ direct revenues and expenses, net, prior to adjustment include fair value adjustments of $128 million related to our hardware systems support revenues and $29 million related to our hardware systems products expenses. As adjusted, our hardware systems business’ direct revenues and expenses, net, exclude these fair value adjustments and also exclude an allocation of stock-based compensation and amortization of intangible assets. Refer to footnotes (1), (2), (3) and (6) above for additional discussion related to these excluded items.

(b)

Represents management’s estimated allocation of Sun’s direct revenues and expenses contributions to our software and services businesses. Our allocation before adjustments includes the following that we attribute to Sun: amortization of intangible assets of $59 million, fair value adjustments of $41 million related to our software license updates and product support revenues, and stock-based compensation of $3 million. Our allocation of margin from other Sun businesses, as adjusted, excludes these items. Refer to footnotes (1), (3) and (6) above for additional discussion related to these excluded items.

(c)

Represents management’s estimated research and development expenses attributable to Sun and management’s estimated allocation of general and administrative expenses and other attributable to Sun, and includes $7 million and $3 million of stock-based compensation, respectively, prior to adjustment. These items were excluded from the as adjusted numbers presented. See further discussion regarding these excluded items in footnote (6) above.

(d)

Represents management’s estimated allocation of Sun acquisition related and other expenses and Sun restructuring expenses, prior to adjustment. These items were excluded from the as adjusted numbers presented. See further discussion regarding these excluded items in footnotes (4), (5) and (6) above.

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

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
New Software License Revenues:
Americas	$3,704	15%	14%	$3,216	-7%	-4%	$3,467
EMEA	2,463	-5%	-4%	2,589	-6%	6%	2,766
Asia Pacific	1,366	4%	-3%	1,318	3%	7%	1,282

Total revenues	7,533	6%	4%	7,123	-5%	1%	7,515
Expenses:
Sales and marketing(1)	4,654	2%	1%	4,571	-1%	4%	4,628
Stock-based compensation	79	17%	17%	67	31%	31%	51
Amortization of intangible assets(2)	816	0%	0%	819	46%	46%	560

Total expenses	5,549	2%	1%	5,457	4%	9%	5,239

Total Margin	$1,984	19%	15%	$1,666	-27%	-16%	$2,276

Total Margin %	26%			23%			30%
% Revenues by Geography:
Americas	49%			45%			46%
EMEA	33%			36%			37%
Asia Pacific	18%			19%			17%
Revenues by Product:
Database and middleware	$5,406	6%	4%	$5,123	0%	7%	$5,146
Applications	2,127	6%	5%	2,000	-16%	-10%	2,369

Total new software license revenues	$7,533	6%	4%	$7,123	-5%	1%	$7,515

% Revenues by Product:
Database and middleware	72%			72%			68%
Applications	28%			28%			32%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2010 Compared to Fiscal 2009:    Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total new software license revenues increased by 4% in fiscal 2010 due to growth in the Americas region and incremental revenues from our acquisitions.

In constant currency, database and middleware revenues and applications revenues increased by 4% and 5% in fiscal 2010, respectively, primarily due to growth in the second half of fiscal 2010 resulting from improved customer demand, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, our acquisition of Sun contributed $188 million, GoldenGate contributed $78 million and other recent acquisitions contributed $21 million to the growth in our database and middleware revenues during fiscal 2010. Our recent acquisitions contributed $39 million to our fiscal 2010 applications revenues growth.

In reported currency, new software license revenues earned from transactions over $0.5 million increased by 2% in fiscal 2010 and represented 49% of our new software license revenues in fiscal 2010 in comparison to 50% in fiscal 2009.

Excluding the effect of unfavorable foreign currency rate fluctuations, total new software license expenses increased in fiscal 2010 primarily due to higher variable compensation expenses and related payroll taxes resulting from higher revenues and due to additional operating expenses as a result of the Sun acquisition. These increases were partially offset by lower travel and entertainment expenses and marketing communication expenses as a result of cost management initiatives.

Excluding the effect of favorable foreign currency rate fluctuations of 4 percentage points, new software license margin and margin as a percentage of revenues increased as our revenues increased at a faster rate than our expenses.

Fiscal 2009 Compared to Fiscal 2008:    Our new software license revenues growth was unfavorably affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2009. Excluding the effect of currency rate fluctuations, total new software license revenues increased slightly in fiscal 2009 as a result of a 7% increase in database and middleware revenues, partially offset by a 10% decrease in applications revenues. Excluding the effect of currency rate fluctuations, the EMEA and Asia Pacific regions increased new software license revenues by 6% and 7%, respectively, and were partially offset by a decrease of 4% in the Americas region.

Excluding the effect of currency rate fluctuations of 7 percentage points, database and middleware revenues grew 7% in fiscal 2009 due primarily to incremental revenues from BEA and, to a lesser extent, incremental revenues from other recently acquired products. In reported currency, BEA products contributed $459 million, and other recently acquired products contributed $21 million to the total database and middleware revenues growth in fiscal 2009. The revenue contributions from BEA products, which had been integrated with Oracle’s Fusion Middleware and were sold together, were based on our internal allocations consistent with previous periods.

Excluding the effect of currency rate fluctuations of 6 percentage points, application new software license revenues decreased in fiscal 2009 due to weaker global economic conditions and were partially offset by $60 million of revenues from recently acquired products.

In reported currency, new software license revenues earned from transactions over $0.5 million declined by 7% in fiscal 2009, primarily due to unfavorable currency variations, and decreased to 50% of new software license revenues in fiscal 2009 from 51% in fiscal 2008.

Total sales and marketing expenses were favorably impacted by 5 percentage points of currency variations during fiscal 2009. Excluding the effect of currency rate fluctuations, sales and marketing expenses increased in fiscal 2009 primarily due to higher salaries from increased headcount and higher amortization of intangible assets. These constant currency increases were partially offset by a reduction in our variable compensation expenses.

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

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$7,100	10%	9%	$6,462	16%	18%	$5,587
EMEA	4,304	12%	12%	3,850	10%	21%	3,503
Asia Pacific	1,688	17%	9%	1,442	17%	20%	1,238

Total revenues	13,092	11%	10%	11,754	14%	19%	10,328
Expenses:
Software license updates and product support(1)	1,046	-3%	-4%	1,075	9%	14%	987
Stock-based compensation	17	29%	29%	13	35%	35%	10
Amortization of intangible assets(2)	839	0%	0%	841	41%	41%	596

Total expenses	1,902	-1%	-2%	1,929	21%	24%	1,593

Total Margin	$11,190	14%	12%	$9,825	12%	18%	$8,735

Total Margin %	85%			84%			85%
% Revenues by Geography:
Americas	54%			55%			54%
EMEA	33%			33%			34%
Asia Pacific	13%			12%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2010 Compared to Fiscal 2009:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2010 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 39% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in fiscal 2010 included incremental revenues of $88 million from Sun and $56 million from our other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $86 million, $243 million and $179 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

On a constant currency basis, total software license updates and product support expenses decreased due to reductions in our bad debt expenses from improved collections during fiscal 2010 and were partially offset by an increase in salary and benefits expenses from increased headcount, including headcount assumed from Sun.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased as our total revenues grew while our total expenses declined.

Fiscal 2009 Compared to Fiscal 2008:    The growth in our software license updates and product support revenues was unfavorably affected by foreign currency rate fluctuations of 5 percentage points in fiscal 2009. Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2009 for similar reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 38% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in fiscal 2009 included incremental revenues of $540 million from BEA and $69 million from other recently acquired companies. As described above, the amounts of software license updates and product support revenues that we recognized in fiscal 2009 and fiscal 2008 were affected by business combination accounting rules.

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

Total software license updates and product support margin increased due to an increase in revenues, while margin as a percentage of revenues decreased slightly as the growth in our amortization of intangible assets exceeded our revenues growth rate.

Hardware Systems Business

As a result of our acquisition of Sun, we entered into a new hardware systems business in fiscal 2010. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our computer server and storage products. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consist of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Hardware Systems Products Revenues:
Americas	$747	*	*	$—
EMEA	485	*	*	—
Asia Pacific	274	*	*	—

Total revenues	1,506	*	*	—
Expenses:
Hardware systems products(1)	877	*	*	—
Sales and marketing(1)	342	*	*	—
Stock-based compensation	5	*	*	—
Amortization of intangible assets(2)	162	*	*	—

Total expenses	1,386	*	*	—

Total Margin	$120	*	*	$—

Total Margin %	8%			*
% Revenues by Geography:
Americas	50%			*
EMEA	32%			*
Asia Pacific	18%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Hardware systems products revenues and expenses for fiscal 2010 resulted from our acquisition of Sun. Our hardware systems products expenses were unfavorably affected by $29 million of fair value adjustments made pursuant to ASC 805, Business Combinations, for inventories we assumed from Sun and sold to customers in the post-combination period.

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

	Year Ended May 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Hardware Systems Support Revenues:
Americas	$301	*	*	$—
EMEA	340	*	*	—
Asia Pacific	143	*	*	—

Total revenues	784	*	*	—
Expenses:
Hardware systems support(1)	421	*	*	—
Stock-based compensation	2	*	*	—
Amortization of intangible assets(2)	98	*	*	—

Total expenses	521	*	*	—

Total Margin	$263	*	*	$—

Total Margin %	34%			*
% Revenues by Geography:
Americas	38%			*
EMEA	43%			*
Asia Pacific	19%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Hardware systems support revenues and expenses for fiscal 2010 resulted from our acquisition of Sun.

Our hardware systems support revenues were attributable to hardware systems support contracts that we assumed through our acquisition of Sun and, to a lesser extent, support contracts that were purchased or renewed by customers in the post-combination period. As a result of our acquisition of Sun, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition date. Due to our application of business combination accounting rules, hardware systems support revenues related to support contracts in the amount of $128 million that would have been otherwise recorded by Sun as an independent entity were not recognized in fiscal 2010. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods.

Services

Services consist of consulting, On Demand and education.

Consulting:    Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Consulting Revenues:
Americas	$1,390	-15%	-16%	$1,639	-5%	-2%	$1,720
EMEA	943	-18%	-18%	1,152	-11%	-1%	1,291
Asia Pacific	387	-15%	-20%	456	-2%	5%	466

Total revenues	2,720	-16%	-17%	3,247	-7%	-1%	3,477

Expenses:
Services(1)	2,431	-13%	-14%	2,781	-8%	-2%	3,014
Stock-based compensation	7	1%	1%	6	-12%	-12%	7
Amortization of intangible assets(2)	38	-5%	-5%	40	-4%	-3%	42

Total expenses	2,476	-12%	-13%	2,827	-8%	-2%	3,063

Total Margin	$244	-42%	-44%	$420	1%	11%	$414

Total Margin %	9%			13%			12%
% Revenues by Geography:
Americas	51%			51%			50%
EMEA	35%			35%			37%
Asia Pacific	14%			14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2010 Compared to Fiscal 2009:    Excluding the effect of currency rate fluctuations, we believe the decline in our consulting revenues in fiscal 2010 was generally due to weaker demand resulting from reduced IT spending on services by our customers as a result of the deterioration of global economic conditions in recent periods.

Excluding the effect of currency rate fluctuations, consulting expenses decreased primarily due to a reduction in employee related expenses resulting from reduced headcount, including salaries, variable compensation and travel and entertainment and a reduction in external contractor related expenses.

On a constant currency basis, consulting margin and margin as a percentage of revenues decreased in fiscal 2010 as our revenues declined at a greater rate than our expenses.

Fiscal 2009 Compared to Fiscal 2008:    Consulting revenues were unfavorably affected by foreign currency rate fluctuations of 6 percentage points in fiscal 2009. Excluding the effect of currency rate fluctuations, we believe the decline in our consulting revenues was generally due to similar reasons as noted above.

In constant currency, consulting expenses decreased during fiscal 2009 as a result of lower salary expenses due to a decrease in headcount and lower variable compensation expenses. These decreases were partially offset by higher infrastructure and travel expenses (the majority of consulting travel expenses are billable to customers).

On a constant currency basis, consulting margin and margin as a percentage of revenues increased in fiscal 2009 as our expenses declined at a greater rate than our revenues.

On Demand:    On Demand includes our Oracle On Demand and Advanced Customer Services offerings. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that are delivered either at our data center facilities, at select partner data centers, or physically on-site at customer facilities. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers and remote and on-site expert services. As a result of our acquisition of Sun, we increased the volume and breadth of our Advanced Customer Services offerings, including onsite and remote operations management, hardware systems expert services, and packaged offerings that support the installation and optimization of Sun systems. The cost of providing On Demand services consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
On Demand Revenues:
Americas	$445	3%	2%	$432	15%	18%	$375
EMEA	295	28%	30%	230	2%	13%	226
Asia Pacific	134	15%	8%	117	26%	33%	93

Total revenues	874	12%	11%	779	12%	18%	694

Expenses:
Services(1)	696	12%	11%	621	-2%	4%	632
Stock-based compensation	5	22%	22%	4	-9%	-9%	5
Amortization of intangible assets(2)	20	44%	44%	13	-1%	-1%	14

Total expenses	721	13%	11%	638	-2%	3%	651

Total Margin	$153	9%	8%	$141	228%	225%	$43

Total Margin %	18%			18%			6%
% Revenues by Geography:
Americas	51%			55%			54%
EMEA	34%			30%			33%
Asia Pacific	15%			15%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2010 Compared to Fiscal 2009:    Excluding the effect of currency rate fluctuations, the increase in our On Demand revenues was primarily due to revenue contributions from Sun and increased revenues from our legacy Advanced Customer Services offerings. These increases were partially offset by modestly lower revenues in our legacy Oracle On Demand business. Excluding the effect of currency rate fluctuations, the Americas contributed 11%, EMEA contributed 78% and Asia Pacific contributed 11% to the increase in our On Demand revenues.

On a constant currency basis, On Demand expenses increased primarily due to Sun and were partially offset by lower expenses from our legacy On Demand operations, primarily reduced employee related expenses.

On a constant currency basis, On Demand margin increased primarily due to expense reductions in our legacy On Demand operations.

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

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Education Revenues:
Americas	$132	-12%	-13%	$151	-17%	-15%	$181
EMEA	108	-15%	-14%	127	-20%	-13%	159
Asia Pacific	71	0%	-6%	71	-7%	-3%	76

Total revenues	311	-11%	-12%	349	-16%	-12%	416

Expenses:
Services(1)	257	-12%	-13%	292	-10%	-5%	325
Stock-based compensation	2	1%	1%	2	19%	19%	1

Total expenses	259	-12%	-13%	294	-10%	-5%	326

Total Margin	$52	-4%	-7%	$55	-39%	-38%	$90

Total Margin %	17%			16%			22%
% Revenues by Geography:
Americas	42%			43%			44%
EMEA	35%			37%			38%
Asia Pacific	23%			20%			18%

(1)	Excluding stock-based compensation

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, education revenues decreased in fiscal 2010 as we experienced weaker demand for our educational services that we believe was the result of reduced IT spending on services by our customers due to weaker global economic conditions, partially offset by additional revenues from our acquisition of Sun. On a constant currency basis, education expenses decreased in fiscal 2010 as we reduced our employee related and external contractor expenses. These expense decreases were partially offset by additional expenses, primarily employee related, from our acquisition of Sun. On a constant currency basis, education margin decreased due to our revenue decrease, while margin as a percentage of revenues increased due to expense reductions.

Fiscal 2009 Compared to Fiscal 2008:    Excluding the effect of unfavorable currency rate fluctuations of 4 percentage points, education revenues decreased in fiscal 2009 for a similar reason as the fiscal 2010 decrease noted above. Excluding the effect of favorable currency rate fluctuations of 5 percentage points, education expenses declined in comparison to fiscal 2008, due to headcount reductions associated with restructuring actions taken and a reduction in other variable costs associated with the decline in business activity. Education margin and margin as a percentage of revenues decreased in fiscal 2009 due to a decrease in our revenues.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Research and development(1)	$3,082	18%	17%	$2,612	-1%	2%	$2,627
Stock-based compensation	172	11%	11%	155	36%	36%	114

Total expenses	$3,254	18%	17%	$2,767	1%	4%	$2,741

% of Total Revenues	12%			12%			12%

(1)	Excluding stock-based compensation

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, total research and development expenses increased during fiscal 2010 primarily due to our acquisition of Sun. We estimate that Sun contributed $476 million to our research and development expenses that were primarily employee related. In addition, our expenses in fiscal 2010 were also impacted by higher benefits expenses due to an increase in deferred compensation plan obligations (refer to additional discussion under “Non-Operating Income (Expense), net” below) and were partially offset by lower external contractor expenses.

Fiscal 2009 Compared to Fiscal 2008:    Total research and development expenses were favorably affected by 3 percentage points of currency variations during fiscal 2009. On a constant currency basis, total research and development expenses increased as salary expenses from higher headcount and increased stock-based compensation expenses were partially offset by a decrease in variable compensation expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
	2010	Percent Change			Percent Change
(Dollars in millions)		Actual	Constant	2009	Actual	Constant	2008
General and administrative(1)	$779	13%	13%	$692	-6%	-2%	$739
Stock-based compensation	132	41%	41%	93	35%	35%	69

Total expenses	$911	16%	16%	$785	-3%	1%	$808

% of Total Revenues	3%			3%			4%

(1)	Excluding stock-based compensation

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, total general and administrative expenses increased during fiscal 2010 due to additional employee related and professional services expenses resulting from our acquisition of Sun, and higher stock-based compensation expenses primarily resulting from higher fair values of our legacy stock options that were recognized as expense in the current year period.

Fiscal 2009 Compared to Fiscal 2008:    Total general and administrative expenses were affected by 4 percentage points of favorable currency variations during fiscal 2009. Excluding the effect of currency rate fluctuations, general and administrative expenses increased slightly during fiscal 2009 as a result of increased professional services fees and increased stock-based compensation expenses, which were almost entirely offset by decreases in variable compensation expenses and certain of our benefits expenses.

Amortization of Intangible Assets:

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Software support agreements and related relationships	$574	5%	5%	$549	37%	37%	$402
Hardware systems support agreements and related relationships	29	*	*	—	*	*	—
Developed technology	811	12%	12%	722	40%	40%	515
Core technology	277	9%	9%	255	43%	44%	178
Customer relationships	234	56%	56%	150	77%	77%	85
Trademarks	48	30%	30%	37	16%	16%	32

Total amortization of intangible assets	$1,973	15%	15%	$1,713	41%	42%	$1,212

*	Not meaningful

Fiscal 2010 Compared to Fiscal 2009:    Amortization of intangible assets increased in fiscal 2010 due to additional amortization from acquired intangible assets that we acquired since the beginning of fiscal 2009, including from our acquisition from Sun. These increases were partially offset by a reduction in amortization associated with certain of our developed technology and core technology intangible assets that became fully amortized in the third quarter of fiscal 2010. See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Fiscal 2009 Compared to Fiscal 2008:    Amortization of intangible assets increased in fiscal 2009 due to the amortization of acquired intangibles from BEA and, to a lesser extent, other acquisitions that we consummated since the beginning of fiscal 2008.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods or purchase price allocation periods have ended, and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards. As a result of our adoption of the FASB’s revised accounting standard for business combinations as of the beginning of fiscal 2010, certain acquisition related and other expenses were recorded as expenses in our fiscal 2010 statement of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Transitional and other employee related costs	$66	46%	54%	$45	41%	34%	$32
Stock-based compensation	15	-1%	-1%	15	-87%	-87%	112
Professional fees and other, net	68	99%	96%	35	12%	12%	31
Business combination adjustments, net	5	-79%	-76%	22	267%	267%	6
Gain on sale of property	—	*	*	—	-100%	-100%	(57)

Total acquisition related and other expenses	$154	32%	36%	$117	-6%	-4%	$124

*	Not meaningful

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, acquisition related and other expenses increased in fiscal 2010 primarily due to higher employee related and professional services expenses resulting from our acquisition of Sun.

Fiscal 2009 Compared to Fiscal 2008:    On a constant currency basis, acquisition related and other expenses decreased due to lower stock-based compensation expenses in fiscal 2009 caused primarily by the timing of stock option accelerations for certain former Hyperion and BEA employees that were incurred in the first and fourth quarters of fiscal 2008. This decrease was almost entirely offset by higher transitional and other employee related expenses resulting primarily from our acquisition of BEA and an increase in certain acquisition related adjustments subsequent to the end of the purchase price allocation period. In addition, we also recognized a gain on property sale in fiscal 2008, which reduced our net expenses in that period.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Beginning in fiscal 2010, our adoption of the FASB’s revised accounting standard for business combinations required that, in connection with any prospective acquisition, we record involuntary employee termination and other exit costs associated with such acquisition to restructuring expenses in our consolidated financial statements (see further discussion under “Business Combinations” within the “Critical Accounting Policies and Estimates” section above). For additional information regarding our Oracle-based and acquired company restructuring plans, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Restructuring expenses	$622	432%	423%	$117	187%	212%	$41

Fiscal 2010 Compared to Fiscal 2009:    Restructuring expenses in fiscal 2010 included expenses associated with the Oracle Fiscal 2009 Restructuring Plan (2009 Plan), which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. We also incurred restructuring expenses pursuant to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. The total estimated restructuring costs associated with the 2009 Plan and Sun Restructuring Plan are approximately $453 million and $1.1 billion, respectively, and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are recognized. Restructuring expenses in fiscal 2009 were as noted below. Our estimated costs may be subject to change in future periods.

Fiscal 2009 Compared to Fiscal 2008:    During fiscal 2009, we recorded $85 million of restructuring expenses in connection with the 2009 Plan. During the second quarter of fiscal 2008, our management approved, committed to, initiated, and subsequently amended, a plan to restructure and improve efficiencies in our Oracle-based operations (the 2008 Plan). We incurred expenses of $39 million and $41 million during fiscal 2009 and fiscal 2008, respectively, pursuant to the 2008 Plan.

Interest Expense:

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Interest expense	$754	20%	20%	$630	60%	60%	$394

Fiscal 2010 Compared to Fiscal 2009:    Interest expense increased in fiscal 2010 due to higher average borrowings resulting from our issuance of $4.5 billion of senior notes in July 2009 and, to a lesser extent, our issuance of $2.8 billion of commercial paper notes in fiscal 2010, of which $881 million were outstanding as of May 31, 2010 (see additional discussion in Liquidity and Capital Resources below and Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report). These increases were partially offset by a reduction in interest expense associated with the maturities and repayments of $1.0 billion of senior notes and related variable to fixed interest rate swap agreements in both May 2009 and May 2010.

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

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Interest income	$122	-56%	-57%	$279	-17%	-11%	$337
Foreign currency (losses) gains, net	(148)	-170%	-170%	(55)	-236%	-203%	40
Noncontrolling interests in income	(95)	-12%	-11%	(84)	-41%	-48%	(60)
Other income, net	56	1,192%	1,055%	3	-95%	-96%	67

Total non-operating income (expense), net	$(65)	-145%	-144%	$143	-63%	-54%	$384

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, we incurred non-operating expenses, net in fiscal 2010 primarily due to net foreign currency losses relating to our Venezuelan subsidiary’s operations. Effective December 1, 2009, we designated our Venezuelan subsidiary as “highly inflationary” in accordance with ASC 830, Foreign Currency Matters, and began using the U.S. Dollar as the subsidiary’s new functional currency. During our third quarter of fiscal 2010, the Venezuelan government devalued its currency. As a result of the devaluation, we recognized $81 million of foreign currency losses in fiscal 2010 due to the remeasurement of certain assets and liabilities and conversion of certain cash balances of our Venezuelan subsidiary into U.S. Dollars. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are variable. Our foreign currency losses, net were partially offset by interest income, which was lower in fiscal 2010 due to a general decline in market interest rates that resulted in lower yields earned on our cash, cash equivalents and marketable securities balances and by an increase in other income, net resulting from favorable changes in asset values that support our deferred compensation plan obligations that resulted primarily from favorable changes in the values of our marketable securities that we classify as trading and are held to support our deferred compensation plan obligations. These favorable variances in the asset values of our marketable securities offset the unfavorable variances in the obligations associated with our deferred compensation plan that are included in our operating expenses such that there is no impact to our income before provision for income taxes during fiscal 2010 or any other period presented.

Fiscal 2009 Compared to Fiscal 2008:    Non-operating income (expense), net decreased during fiscal 2009 as a result of a reduction in our interest income, primarily due to lower market rates that affected the yields earned on our cash, cash equivalents and marketable securities balances, net foreign currency transaction losses of $55 million in comparison to net foreign currency transaction gains of $40 million in the corresponding prior year and a decrease in other income, net due to a reduction in the value of our investments that we classify as trading that support our deferred compensation plan obligations (see additional discussion of the accounting for these assets and obligations above).

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

	Year Ended May 31,
	2010	Percent Change		2009	Percent Change		2008
(Dollars in millions)		Actual	Constant		Actual	Constant
Provision for income taxes	$2,108	-6%	-9%	$2,241	-3%	6%	$2,313
Effective tax rate	25.6%			28.6%			29.5%

Fiscal 2010 Compared to Fiscal 2009:    Provision for income taxes decreased during fiscal 2010 primarily due to recent judicial decisions, including the March 2010 U.S. Court of Appeals Ninth Circuit ruling in Xilinx v. Commissioner, and settlements with various worldwide tax authorities, offset by higher income before provision for income taxes, which yielded a higher provision for income taxes which was primarily the result of a lower proportion of our worldwide taxable income being earned in lower tax rate jurisdictions.

Fiscal 2009 Compared to Fiscal 2008:    Provision for income taxes decreased during fiscal 2009 in comparison to fiscal 2008 due to a lower effective tax rate, which was primarily the result of a higher proportion of our worldwide taxable income being earned in lower tax rate jurisdictions.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2010	Change	2009	Change	2008
Working capital	$12,313	31%	$9,432	17%	$8,074
Cash, cash equivalents and marketable securities	$18,469	46%	$12,624	14%	$11,043

Working capital:    The increase in working capital as of May 31, 2010 in comparison to May 31, 2009 was primarily due to the favorable impact to our net current assets resulting from our net income during fiscal 2010 and our issuance of $4.5 billion of long-term senior notes in July 2009. These increases were partially offset by $5.6 billion of net cash used for our acquisition of Sun and other companies, the reclassification of $2.2 billion of our senior notes due January 2011 as a current liability, $700 million of cash used to repay Sun’s legacy convertible notes shortly after the closing of the acquisition (see additional discussion in Liquidity and Capital Resources below and Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report), repurchases of our common stock and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

The increase in working capital as of May 31, 2009 in comparison to May 31, 2008 was due to the favorable impact to our net current assets resulting from our net income during fiscal 2009. This increase in working capital was partially offset by an increase in our stock repurchases during fiscal 2009 in comparison to the prior year (we used $4.0 billion of cash for stock repurchases during fiscal 2009 in comparison to $2.0 billion used for stock repurchases during fiscal 2008), cash used for our acquisitions, cash used to repay $1.0 billion of our senior notes that matured in May 2009 and the reclassification of $1.0 billion of our senior notes due May 2010 as a current liability, cash used to pay dividends to our stockholders for the first time in our history, and the decline in value of our net current assets held by certain of our foreign subsidiaries as a result of the strengthening of the U.S. Dollar during fiscal 2009 (the offset to which was recorded to accumulated other comprehensive income in our consolidated balance sheet).

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2010 in comparison to May 31, 2009 was primarily due to cash generated from our operating activities and our issuance of $4.5 billion of senior notes in July 2009. Cash, cash equivalents and marketable securities included $16.6 billion held by our foreign subsidiaries as of May 31, 2010. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar strengthened against certain major international currencies as of the end of fiscal 2010, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of May 31, 2010 relative to what we would have reported using a constant currency rate as of May 31, 2009. Our increase in cash, cash equivalents and marketable securities balances were partially offset by $5.6 billion of net cash used for our acquisition of Sun and other companies, the repayment of $700 million of Sun’s legacy convertible notes, repurchases of our common stock, and the payment of cash dividends to our stockholders.

The increase in cash, cash equivalents and marketable securities at May 31, 2009 in comparison to May 31, 2008 was due to an increase in cash generated from our operating activities. This increase was partially offset by a decrease in our reported cash, cash equivalent and marketable securities balances caused by the strengthening of the U.S. Dollar in comparison to most major international currencies during fiscal 2009, which reduced the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for our foreign subsidiaries relative to what we would have reported using a constant currency rate. Our cash, cash equivalents and marketable securities balances were also partially offset by cash used for our acquisitions, the repayment of $1.0 billion of senior notes in May 2009, the repurchases of our common stock (see discussion above), and the payment of cash dividends to our stockholders.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 53 days at May 31, 2010 compared with 58 days at May 31, 2009. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations and hardware systems support obligations to fair value. Our decrease in days sales outstanding is primarily due to improved cash collections during the fourth quarter of fiscal 2010 in comparison to the fourth quarter of fiscal 2009.

	Year Ended May 31,
(Dollars in millions)	2010	Change	2009	Change	2008
Cash provided by operating activities	$8,681	5%	$8,255	12%	$7,402
Cash used for investing activities	$(10,319)	297%	$(2,599)	-71%	$(9,076)
Cash provided by (used for) financing activities	$2,664	160%	$(4,422)	-235%	$3,281

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

Fiscal 2010 Compared to Fiscal 2009:    Net cash provided by operating activities increased in fiscal 2010 primarily due to higher net income adjusting for amortization of intangible assets, stock-based compensation and depreciation and was partially offset by the operating cash flow effects of an increase to our net trade receivables resulting primarily from an increase in revenues during our fourth quarter of fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008:     Net cash provided by operating activities increased in fiscal 2009 primarily due to higher net income adjusting for amortization of intangible assets, stock-based compensation and other net cash favorable balance sheet movements.

Cash flows from investing activities:     The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Fiscal 2010 Compared to Fiscal 2009:    Net cash used for investing activities increased in fiscal 2010 due to an increase in cash used for acquisitions, primarily our acquisition of Sun, and cash used to purchase marketable debt securities (net of proceeds received from sales and maturities).

Fiscal 2009 Compared to Fiscal 2008:    Net cash used for investing activities decreased in fiscal 2009 due to a decrease in cash used for acquisitions, net of cash acquired, and a decrease in cash used to purchase marketable debt securities, net of proceeds received from sales and maturities.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Fiscal 2010 Compared to Fiscal 2009:    Net cash provided by financing activities in fiscal 2010 increased compared to cash used by financing activities in fiscal 2009 due to our issuance of $4.5 billion of senior notes, our issuances of $2.8 billion of commercial paper notes, net of repayments, and a reduction in our common stock repurchases. These increases were partially offset by additional cash used for dividend payments and the repayment of $700 million of Sun’s legacy convertible notes shortly after the closing of the Sun acquisition.

Fiscal 2009 Compared to Fiscal 2008:    Net cash used for financing activities in fiscal 2009 increased in comparison to cash provided by financing activities in fiscal 2008 due to increased stock repurchases and dividend payments and decreased proceeds from the exercise of employee stock options during fiscal 2009. In addition, financing activities provided cash in fiscal 2008 as a result of our issuance of $5.0 billion of long-term senior notes in April 2008 and certain commercial paper issuances, net of repayments.

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

	Year Ended May 31,
(Dollars in millions)	2010	Change	2009	Change	2008
Cash provided by operating activities	$8,681	5%	$8,255	12%	$7,402
Capital expenditures(1)	(230)	-57%	(529)	118%	(243)

Free cash flow	$8,451	9%	$7,726	8%	$7,159

Net income	$6,135	10%	$5,593	1%	$5,521

Free cash flow as a percent of net income	138%		138%		130%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products and services offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In fiscal 2010, 2009 and 2008, $1.2 billion, $1.4 billion and $1.1 billion or approximately 16%, 19% and 15%, respectively, of our new software license revenues were financed through our financing division.

Recent Financing Activities

Senior Notes

Oracle Senior Notes:    As of May 31, 2010, we had $13.8 billion of senior notes outstanding including $2.2 billion of senior notes that mature in January 2011. We repaid $1.0 billion of senior notes that matured in May 2010 and $1.0 billion of senior notes that matured in May 2009. In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 and $1.25 billion of 6.125% notes due July 2039. We issued these senior notes for general corporate purposes and to finance a portion of the purchase price for our acquisition of Sun. In September 2009, we entered into certain interest rate swap agreements related to our 2014 Notes that have the economic effect of modifying the fixed interest obligations associated with our 2014 Notes so that the interest obligations became variable based upon a LIBOR-based index. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 8 and Note 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Sun Convertible Notes:    Shortly after the closing of our acquisition of Sun, we repaid, in full, $700 million of Sun’s legacy convertible notes during the third quarter of fiscal 2010.

Commercial Paper

Commercial Paper Program:    On May 11, 2010, we reduced the overall capacity of our commercial paper program from $5.0 billion to $3.0 billion after our 2009 Credit Agreement (as defined below) terminated pursuant to its terms.

Commercial Paper Notes:    During fiscal 2010, we issued $2.8 billion of unsecured short-term commercial paper notes (Commercial Paper Notes) pursuant to our commercial paper program, which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. We issued these Commercial Paper Notes to finance a portion of the purchase price for the Sun acquisition, to assist with the repayment of our $1.0 billion of senior notes that matured in May 2010 and for general corporate purposes. As of May 31, 2010, we had $881 million of Commercial Paper Notes outstanding at a weighted average yield, including issuance costs, of 0.28% (none outstanding as of May 31, 2009). We back-stop these notes with our revolving credit agreement and therefore, as of May 31, 2010, we consider that we have $2.1 billion of capacity remaining under our 2006 commercial paper program. Additional details of our various debt facilities and obligations are included in the “Contractual Obligations” section below and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Revolving Credit Agreements:    On March 16, 2010, our $2.0 billion 364-Day Revolving Credit Agreement dated March 17, 2009, among Oracle; the lenders named therein; Wachovia Bank, National Association, as administrative agent; BNP Paribas as syndication agent; the documentation agents named therein; and Wachovia Capital Markets, LLC, and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners (the 2009 Credit Agreement), terminated pursuant to its terms. No debt was outstanding pursuant to the 2009 Credit Agreement as of its date of termination.

As of May 31, 2010, we had a $3.0 billion, five-year Revolving Credit Agreement with certain lenders that we entered into in March 2006 (the 2006 Credit Agreement). Additional details regarding the 2006 Credit Agreement are included under the heading “Revolving Credit Agreements” in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors expanded our repurchase program by $8.0 billion and as of May 31, 2010, $5.3 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 43.3 million shares for $1.0 billion, 225.6 million shares for $4.0 billion, and 97.3 million shares for $2.0 billion in fiscal 2010, 2009 and 2008, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations (described further below), our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Cash Dividends:    In fiscal 2010, we declared and paid cash dividends of $0.20 per share that totaled $1.0 billion, which is an increase in comparison to fiscal 2009 in which we declared and paid the first dividend in our history to our common stockholders of $0.05 per share, which totaled $250 million. In June 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on August 4, 2010 to stockholders of record as of the close of business on July 14, 2010. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of May 31, 2010:

		Year Ending May 31,
(Dollars in millions)	Total	2011	2012	2013	2014	2015	Thereafter
Principal payments on short-term borrowings and long-term debt(1)	$14,630	$3,130	$—	$1,250	$—	$1,500	$8,750
Capital leases(2)	15	15	—	—	—	—	—
Interest payments on short-term borrowings and long-term debt(1)	7,543	691	578	578	516	505	4,675
Operating leases(3)	1,697	511	376	257	157	103	293
Purchase obligations(4)	742	684	27	19	6	3	3
Funding commitments(5)	3	3	—	—	—	—	—

Total contractual obligations	$24,630	$5,034	$981	$2,104	$679	$2,111	$13,721

(1)	Our borrowings (excluding capital leases) consist of the following as of May 31, 2010:

Principal Balance
Commercial paper notes (effective interest rate of 0.28%)	$881
5.00% senior notes due January 2011, net of discount of $1	2,249
4.95% senior notes due April 2013	1,250
3.75% senior notes due July 2014, net of fair value adjustment of $33	1,533
5.25% senior notes due January 2016, net of discount of $6	1,994
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $6	1,744
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242

Total borrowings	$14,640

We have entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on borrowings presented in the contractual obligations table above have been estimated using an interest rate of 1.44%, which represented our effective interest rate as of May 31, 2010 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been included in the above table of borrowings.

(2)	Represents remaining payments under capital leases, substantially all of which were assumed from our acquisitions.

(3)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $386 million in facility obligations, net of estimated sublease income, accrued restructuring for these locations in our consolidated balance sheet at May 31, 2010.

(4)

Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. As a result of our acquisition of Sun, we utilize several external manufacturers to manufacture sub-assemblies for our products and to perform final assembly and testing of finished products. We also obtain individual components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in this amount as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

(5)	Represents the maximum additional capital we may need to contribute toward our venture fund investments, which are payable upon demand.

As of May 31, 2010, we have $2.5 billion of unrecognized tax benefits recorded on our consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $79 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2011. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2011.

Separately, in the fourth quarter of fiscal 2010, we agreed to acquire Phase Forward Incorporated, a provider of applications for life sciences companies and healthcare providers, for $17.00 per share in cash, amounting to approximately $810 million. Our proposed acquisition of Phase Forward is subject to stockholder and regulatory approval and other customary closing conditions. In addition, we agreed to acquire certain other companies for amounts that are not material to our business. We intend to finance our proposed acquisitions through a combination of our internally available cash, our cash generated from operations, our existing available debt capacity, additional borrowings, or from the issuance of additional securities.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligations. In addition, we believe we could fund any future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the high technology industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a consistent manner as our revenues (in particular, our new software license and hardware systems products businesses) as certain expenses within our cost structure are relatively fixed in the short term. We expect these trends to continue in fiscal 2011. Our quarterly revenues, expenses and operating income were also impacted in the periods presented in the table below by our acquisition of Sun during the third quarter of fiscal 2010, which added a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results.

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

	Fiscal 2010 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$5,054	$5,858	$6,404	$9,505
Gross profit	$3,821	$4,530	$4,774	$7,046
Operating income	$1,740	$2,178	$1,843	$3,300
Net income	$1,124	$1,458	$1,189	$2,364
Earnings per share—basic	$0.22	$0.29	$0.24	$0.47
Earnings per share—diluted	$0.22	$0.29	$0.23	$0.46

	Fiscal 2009 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$5,331	$5,607	$5,453	$6,861
Gross profit	$3,805	$4,185	$4,119	$5,441
Operating income	$1,521	$1,975	$1,940	$2,884
Net income	$1,077	$1,296	$1,329	$1,891
Earnings per share—basic	$0.21	$0.25	$0.27	$0.38
Earnings per share—diluted	$0.21	$0.25	$0.26	$0.38

Stock Options and Restricted Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We historically have granted only stock options to our employees. The restricted stock-based awards included in the table presented below were assumed as a result of acquisitions.

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2007 has been a weighted average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10 year exercise period, have exercise prices higher than the current market price of our common stock. At May 31, 2010, 7% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2010, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.1%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2007 through May 31, 2010 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2007	434
Options granted	202
Options and restricted stock-based awards assumed	66
Options exercised and restricted stock-based awards vested	(274)
Forfeitures, cancellations and other, net	(72)

Options and restricted stock-based awards outstanding at May 31, 2010	356

Average annualized options and restricted stock-based awards granted and assumed, net of forfeitures	65
Average annualized stock repurchases	(122)
Shares outstanding at May 31, 2010	5,026
Basic weighted average shares outstanding from June 1, 2007 through May 31, 2010	5,072
Options and restricted stock-based awards outstanding as a percent of shares outstanding at May 31, 2010	7.1%
In the money options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at May 31, 2010	6.6%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through May 31, 2010	1.3%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through May 31, 2010	-1.1%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and money market investments are generally held with a number of large, diverse financial institutions worldwide which we believe mitigates certain risks. In addition, we purchase high quality debt security investments, substantially all with relatively short maturities (see a description of our debt securities held in Notes 3 and 4 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” above). Therefore, interest rate movements generally do not materially affect the valuation of our debt security investments. Substantially all of our marketable securities are designated as available-for-sale.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2010, total interest income was $122 million with our investments yielding an average 0.59% on a worldwide basis. This interest rate level was down by 164 basis points from 2.23% for fiscal 2009. If overall interest rates fell by 50 basis points from our average of 0.59%

during fiscal 2010, our annual interest income would decline by approximately $97 million, assuming consistent investment levels. The table below presents the cash, cash equivalent and marketable securities balances and the related weighted average interest rates for our investment portfolio at May 31, 2010. The cash, cash equivalent and marketable securities balances are recorded at their fair values at May 31, 2010.

	May 31, 2010
(Dollars in millions)	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$9,914	0.75%
Marketable securities	8,555	0.46%

Total cash, cash equivalents and marketable securities	$18,469	0.62%

Interest Expense Risk

Our total borrowings were $14.7 billion as of May 31, 2010, all of which were fixed rate borrowings. In September 2009, we entered into certain fixed to variable interest rate swap agreements to manage the interest rate and related debt fair value exposures associated with our $1.5 billion of senior notes due July 2014 (2014 Notes) so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. We do not use interest rate swap arrangements for trading purposes. We have designated these swap agreements as qualifying instruments and are accounting for them as fair value hedges pursuant to the FASB’s accounting standard for derivatives and hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of our 2014 Notes due to interest rate movements. The changes in fair values of these interest rate swap agreements will be recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same intervals as the 2014 Notes, are recorded as interest expense.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Our 2014 Notes had an effective interest rate of 1.44% as of May 31, 2010, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2010, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $15 million as it relates to our fixed to variable interest rate swap agreements.

In May 2010, we repaid $1.0 billion of floating rate senior notes and settled the variable to fixed interest rate swap agreement that was used to manage the economic effect of variable interest obligations associated with such floating rate senior notes.

Foreign Currency Risk

Foreign Currency Transaction Risk

We transact business in various foreign currencies and are subject to risks associated with the effects of certain foreign currency exposures. We have a program that primarily utilizes foreign currency forward contracts to offset these risks. Our program may be suspended from time to time. This program was active for the majority of fiscal 2010 and was suspended during our fourth quarter of fiscal 2010. When the program is active, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions that are expected to be cash settled in the near term. Although we have suspended our historical foreign currency forward contract program as of May 31, 2010, our subsidiaries continue to enter into cross-currency transactions and create cross-currency exposures via intercompany arrangements and we expect that these transactions and exposures will continue. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.

Historically, we have not used foreign currency forward contracts for trading purposes and have not designated these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we have recorded the fair value of these historical contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded to non-operating income (expense), net in our consolidated statement of operations. As of May 31, 2010, we estimate that certain of our U.S. Dollar and Euro functional subsidiaries have the equivalent of approximately $2.0 billion and approximately €410 million (approximately $500 million) of net intercompany receivables whereby the amounts to be received by these subsidiaries are in currencies other than U.S. Dollars or Euros, respectively, and are therefore subject to remeasurement as of each balance sheet date. As of May 31, 2010, we have no financial instruments in place to mitigate the risks associated with these foreign currency exposures. If overall foreign currency exchange rates weaken (strengthen) against both the U.S. Dollar and Euro by 10%, we estimate that we would incur approximately $250 million of remeasurement losses (gains) in connection with these intercompany balances assuming the balances remained constant with those as of May 31, 2010. Net foreign exchange transaction (losses) gains included in non-operating income (expense), net in the accompanying consolidated statements of operations were $(149) million, $(65) million and $17 million in fiscal 2010, 2009 and 2008, respectively. Included in the net foreign exchange transaction losses for fiscal 2010 were foreign currency losses relating to our Venezuelan subsidiary’s operations, which are more thoroughly described under “Non-Operating Income (Expense), net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which may vary.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). Periodically, we hedge net assets of certain international subsidiaries from foreign currency exposure and provide a discussion in “Foreign Currency Net Investment Risk” below.

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2010, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries as of May 31, 2010 declined relative to what we would have reported using a constant currency rate as of May 31, 2009. As reported in our consolidated statements of cash flows, the estimated effect of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2010, 2009 and 2008 was a (decrease) increase of $(107) million, $(501) million, and $437 million, respectively. The following table includes the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies as of May 31, 2010:

(in millions)	U.S. Dollar Equivalent at May 31, 2010
Euro	$1,310
Japanese Yen	867
Chinese Renminbi	788
British Pound	566
Indian Rupee	513
Canadian Dollar	496
Other foreign currencies	2,413

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$6,953

If overall foreign currency exchange rates in comparison to the U.S. Dollar weakened by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would increase by approximately $695 million, assuming constant foreign currency cash, cash equivalent and marketable securities balances.

Foreign Currency Net Investment Risk

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We entered into these net investment hedges for all of fiscal 2009 and the majority of fiscal 2010. We suspended this program during our fourth quarter of fiscal 2010 and, as of May 31, 2010, we have no contracts outstanding.

We used the spot method to measure the effectiveness of our net investment hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) was reported in accumulated other comprehensive income on our consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) was recognized in non-operating income (expense), net, in our consolidated statement of operations. We recorded settlements under these forward contracts in a similar manner. The fair values of both the effective and ineffective portions were recorded to our consolidated balance sheet as prepaid expenses and other current assets for amounts receivable from the counterparties or other current liabilities for amounts payable to the counterparties.

Net gains (losses) on our net investment hedges reported in stockholders’ equity, net of tax effects, were $(131) million, $(41) million and $(53) million in fiscal 2010, 2009 and 2008, respectively. Net gains on our net investment hedges reported in non-operating income (expense), net were $1 million, $10 million and $23 million in fiscal 2010, 2009 and 2008, respectively.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We have excluded from our evaluation the internal control over financial reporting of Sun Microsystems, Inc. (Sun), which we acquired on January 26, 2010, as discussed in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Total revenues subject to Sun’s internal control over financial reporting represented 10% of our consolidated total revenues for the fiscal year ended May 31, 2010. Total assets subject to Sun’s internal control over financial reporting represented 6% of our consolidated total assets as of May 31, 2010. As noted below, in addition to Sun’s internal control over financial reporting, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Sun.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2010. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting

As a result of our acquisition of Sun on January 26, 2010, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Sun. Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the sections entitled “Board of Directors—Incumbent Directors,” “Board of Directors—Committees, Membership and Meetings—Fiscal 2010 Committee Memberships,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2010 Proxy Statement under sections entitled “Board of Directors—Committees, Membership and Meetings— The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation” and “Executive Compensation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information”.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons”.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement under the section entitled “Proposal No. 3: Ratification of Selection of Independent Registered Public Accounting Firm”.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements are filed as a part of this report:

Page
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	85
Consolidated Financial Statements:
Balance Sheets as of May 31, 2010 and 2009	87
Statements of Operations for the years ended May 31, 2010, 2009 and 2008	88
Statements of Equity for the years ended May 31, 2010, 2009 and 2008	89
Statements of Cash Flows for the years ended May 31, 2010, 2009 and 2008	90
Notes to Consolidated Financial Statements	91

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
Schedule II. Valuation and Qualifying Accounts	135

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

2.01	Agreement and Plan of Merger, dated April 19, 2009, among Oracle Corporation, Sun Microsystems, Inc. and Soda Acquisition Corporation	8-K	000-15086	2.1	4/20/09	Sun Microsystems, Inc.

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Forms of Old 2011 Note and Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Forms of New 5.00% Note due 2011 and New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.125% Notes due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009						X

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 13, 2009	10-Q	000-51788	10.03	9/21/09	Oracle Corporation

10.04*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999	10-Q	000-14376	10.11	1/14/00	Oracle Systems Corporation

10.05*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000	10-K	000-14376	10.09	8/28/00	Oracle Systems Corporation

10.06*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000	10-K	000-14376	10.10	8/28/00	Oracle Systems Corporation

10.07*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004	8-K	000-14376	10.07	11/4/04	Oracle Systems Corporation

10.08*	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan	10-Q	000-51788	10.08	9/26/07	Oracle Corporation

10.09*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-14376	10.09	9/17/04	Oracle Systems Corporation

10.10*	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	000-14376	10.10	9/17/04	Oracle Systems Corporation

10.11*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and Employment Agreement dated May 15, 2003	10-Q	000-14376	10.11	9/17/04	Oracle Systems Corporation

10.12*	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr.	8-K	000-14376	10.25	8/30/05	Oracle Systems Corporation

10.13*	Offer letter dated September 7, 2004 to Juergen Rottler and Employment Agreement dated September 3, 2004	10-Q	000-14376	10.13	9/17/04	Oracle Systems Corporation

10.14*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales	10-Q	000-14376	10.29	1/5/06	Oracle Systems Corporation

10.15*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Sales and Consulting	10-Q	000-14376	10.30	1/5/06	Oracle Systems Corporation

10.16	Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

10.17	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006	8-K	000-51788	10.3	2/9/06	Oracle Corporation

10.18	$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.4	3/21/06	Oracle Corporation

10.19	$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 18, 2008, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.29	3/21/08	Oracle Corporation

10.20*	Offer letter dated August 19, 2008 to Jeffrey E. Epstein and employment agreement dated August 19, 2008	8-K	000-51788	10.23	8/27/08	Oracle Corporation

10.21*	Description of the Fiscal Year 2009 Executive Bonus Plan	8-K	000-51788	10.24	10/16/08	Oracle Corporation

10.22*	Employment Agreement of Loic Le Guisquet dated November 18, 1999	10-Q	000-51788	10.25	3/23/09	Oracle Corporation

10.23	$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 17, 2009, among Oracle Corporation and the lenders and agents named therein	10-Q	000-51788	10.26	3/23/09	Oracle Corporation

10.24*	Description of the Fiscal Year 2010 Executive Bonus Plan	10-Q	000-51788	10.25	12/22/09	Oracle Corporation

10.25*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.26*	Form of Change of Control Agreement executed by Sun Microsystems, Inc. and certain of Sun’s executive officers	10-Q	000-15086	10.1	2/6/09	Sun Microsystems, Inc.

10.27*	Form of Amendment to Change of Control Agreement executed by Sun Microsystems, Inc. and certain of Sun’s executive officers	8-K	000-15086	10.1	5/4/09	Sun Microsystems, Inc.

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2010 and 2009, (ii) Consolidated Statements of Operations for the years ended May 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Equity for the years ended May 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended May 31, 2010, 2009 and 2008, (v) Notes to Consolidated Financial Statements, tagged as blocks of text and (vi) Financial Statement Schedule II, tagged as a block of text.						X

*	Indicates management contract or compensatory plan or arrangement.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the heading Business Combinations, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, effective June 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

June 30, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oracle America, Inc. (formerly known as Sun Microsystems, Inc.), which is included in the May 31, 2010 consolidated financial statements of Oracle Corporation and constituted 6 percent and 3 percent of total and net assets, respectively, as of May 31, 2010 and 10 percent of revenues, for the year then ended. Our audit of internal control over financial reporting of Oracle Corporation also did not include an evaluation of the internal control over financial reporting of Oracle America, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended May 31, 2010 and our report dated June 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

June 30, 2010

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2010 and 2009

	May 31,
(in millions, except per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,914	$8,995
Marketable securities	8,555	3,629
Trade receivables, net of allowances for doubtful accounts of $305 and $270 as of May 31, 2010 and 2009, respectively	5,585	4,430
Inventories	259	—
Deferred tax assets	1,159	661
Prepaid expenses and other current assets	1,532	866

Total current assets	27,004	18,581

Non-current assets:
Property, plant and equipment, net	2,763	1,922
Intangible assets: software support agreements and related relationships, net	2,903	3,411
Intangible assets: other, net	6,418	3,858
Goodwill	20,425	18,842
Other assets	2,065	802

Total non-current assets	34,574	28,835

Total assets	$61,578	$47,416

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$3,145	$1,001
Accounts payable	775	271
Accrued compensation and related benefits	1,895	1,409
Deferred revenues	5,900	4,592
Other current liabilities	2,976	1,876

Total current liabilities	14,691	9,149

Non-current liabilities:
Notes payable and other non-current borrowings	11,510	9,237
Income taxes payable	2,695	2,423
Deferred tax liabilities	424	480
Other non-current liabilities	1,059	682

Total non-current liabilities	15,688	12,822

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,026 shares and 5,005 shares as of May 31, 2010 and 2009, respectively	14,648	12,980
Retained earnings	16,146	11,894
Accumulated other comprehensive income	4	216

Total Oracle Corporation stockholders’ equity	30,798	25,090
Noncontrolling interests	401	355

Total equity	31,199	25,445

Total liabilities and equity	$61,578	$47,416

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2010, 2009 and 2008

	Year Ended May 31,
(in millions, except per share data)	2010	2009	2008
Revenues:
New software licenses	$7,533	$7,123	$7,515
Software license updates and product support	13,092	11,754	10,328

Software revenues	20,625	18,877	17,843
Hardware systems products	1,506	—	—
Hardware systems support	784	—	—

Hardware systems revenues	2,290	—	—
Services	3,905	4,375	4,587

Total revenues	26,820	23,252	22,430

Operating expenses:
Sales and marketing	5,080	4,638	4,679
Software license updates and product support	1,063	1,088	997
Hardware systems products	880	—	—
Hardware systems support	423	—	—
Services	3,398	3,706	3,984
Research and development	3,254	2,767	2,741
General and administrative	911	785	808
Amortization of intangible assets	1,973	1,713	1,212
Acquisition related and other	154	117	124
Restructuring	622	117	41

Total operating expenses	17,758	14,931	14,586

Operating income	9,062	8,321	7,844
Interest expense	(754)	(630)	(394)
Non-operating income (expense), net	(65)	143	384

Income before provision for income taxes	8,243	7,834	7,834
Provision for income taxes	2,108	2,241	2,313

Net income	$6,135	$5,593	$5,521

Earnings per share:
Basic	$1.22	$1.10	$1.08

Diluted	$1.21	$1.09	$1.06

Weighted average common shares outstanding:
Basic	5,014	5,070	5,133

Diluted	5,073	5,130	5,229

Dividends declared per common share	$0.20	$0.05	$—

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2010, 2009 and 2008

(in millions)	Compre- hensive Income	Common Stock and Additional Paid in Capital		Retained Earnings	Accu- mulated Other Compre- hensive Income	Total Oracle Corporation Stock- holders’ Equity	Non- controlling Interests	Total Equity
		Number of Shares	Amount
Balances as of May 31, 2007		5,107	$10,293	$6,223	$403	$16,919	$316	$17,235
Common stock issued under stock-based compensation plans	$—	137	1,229	—	—	1,229	—	1,229
Common stock issued under stock purchase plans	—	3	59	—	—	59	—	59
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	240	—	—	240	—	240
Stock-based compensation	—	—	367	—	—	367	—	367
Repurchase of common stock	—	(97)	(214)	(1,786)	—	(2,000)	—	(2,000)
Tax benefit from stock plans	—	—	472	—	—	472	—	472
Adjustment to retained earnings upon adoption of revised guidance for income taxes	—	—	—	3	—	3	—	3
Other, net	—	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	—	(49)	(49)
Net unrealized loss on defined benefit plans, net of tax	(9)	—	—	—	(9)	(9)	—	(9)
Foreign currency translation	300	—	—	—	300	300	35	335
Net unrealized losses on derivative financial instruments, net of tax	(77)	—	—	—	(77)	(77)	—	(77)
Net unrealized gain on marketable securities, net of tax	1	—	—	—	1	1	—	1
Net income	5,521	—	—	5,521	—	5,521	60	5,581

Comprehensive income	$5,736

Balances as of May 31, 2008		5,150	12,446	9,961	618	23,025	369	23,394
Common stock issued under stock-based compensation plans	$—	76	696	—	—	696	—	696
Common stock issued under stock purchase plans	—	3	64	—	—	64	—	64
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	348	—	—	348	—	348
Repurchase of common stock	—	(226)	(550)	(3,410)	—	(3,960)	—	(3,960)
Cash dividends declared ($0.05 per share)	—	—	—	(250)	—	(250)	—	(250)
Tax benefit from stock plans	—	—	56	—	—	56	—	56
Other, net	—	2	(81)	—	—	(81)	(37)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Net unrealized loss on defined benefit plans, net of tax	(14)	—	—	—	(14)	(14)	—	(14)
Foreign currency translation	(350)	—	—	—	(350)	(350)	(8)	(358)
Net unrealized losses on derivative financial instruments, net of tax	(39)	—	—	—	(39)	(39)	—	(39)
Net unrealized gain on marketable securities, net of tax	1	—	—	—	1	1	—	1
Net income	5,593	—	—	5,593	—	5,593	84	5,677

Comprehensive income	$5,191

Balances as of May 31, 2009		5,005	12,980	11,894	216	25,090	355	25,445
Common stock issued under stock-based compensation plans	$—	60	812	—	—	812	—	812
Common stock issued under stock purchase plans	—	3	62	—	—	62	—	62
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	100	—	—	100	—	100
Stock-based compensation	—	—	440	—	—	440	—	440
Repurchase of common stock	—	(43)	(112)	(880)	—	(992)	—	(992)
Cash dividends declared ($0.20 per share)	—	—	—	(1,004)	—	(1,004)	—	(1,004)
Tax benefit from stock plans	—	—	268	—	—	268	—	268
Other, net	—	1	98	1	—	99	1	100
Distributions to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Net unrealized loss on defined benefit plans, net of tax	(35)	—	—	—	(35)	(35)	—	(35)
Foreign currency translation	(171)	—	—	—	(171)	(171)	9	(162)
Net unrealized losses on derivative financial instruments, net of tax	(6)	—	—	—	(6)	(6)	—	(6)
Net income	6,135	—	—	6,135	—	6,135	95	6,230

Comprehensive income	$5,923

Balances as of May 31, 2010		5,026	$14,648	$16,146	$4	$30,798	$401	$31,199

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2010, 2009 and 2008

	Year Ended May 31,
(in millions)	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$6,135	$5,593	$5,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	298	263	268
Amortization of intangible assets	1,973	1,713	1,212
Allowances for doubtful accounts receivable	143	118	164
Deferred income taxes	(511)	(395)	(135)
Stock-based compensation	436	355	369
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	203	252	588
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(110)	(194)	(454)
Other, net	13	185	18
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables, net	(362)	336	(825)
Decrease in inventories	73	—	—
Decrease (increase) in prepaid expenses and other assets	340	145	(191)
Decrease in accounts payable and other liabilities	(360)	(691)	(153)
(Decrease) increase in income taxes payable	(79)	142	368
Increase in deferred revenues	489	433	652

Net cash provided by operating activities	8,681	8,255	7,402

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(15,703)	(9,315)	(5,624)
Proceeds from maturities and sales of marketable securities and other investments	11,220	8,404	4,281
Acquisitions, net of cash acquired	(5,606)	(1,159)	(7,643)
Capital expenditures	(230)	(529)	(243)
Proceeds from sale of property	—	—	153

Net cash used for investing activities	(10,319)	(2,599)	(9,076)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(992)	(3,972)	(2,023)
Proceeds from issuances of common stock	874	760	1,288
Payment of dividends to stockholders	(1,004)	(250)	—
Proceeds from borrowings, net of issuance costs	7,220	—	6,171
Repayments of borrowings	(3,582)	(1,004)	(2,560)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	110	194	454
Distributions to noncontrolling interests	(59)	(53)	(49)
Other, net	97	(97)	—

Net cash provided by (used for) financing activities	2,664	(4,422)	3,281

Effect of exchange rate changes on cash and cash equivalents	(107)	(501)	437

Net increase in cash and cash equivalents	919	733	2,044
Cash and cash equivalents at beginning of period	8,995	8,262	6,218

Cash and cash equivalents at end of period	$9,914	$8,995	$8,262

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$100	$1	$240
Decrease in unsettled repurchases of common stock	$—	$(12)	$(23)
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,488	$2,170	$1,687
Cash paid for interest	$652	$627	$347

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

We develop, manufacture, market, distribute and service database and middleware software as well as applications software designed to help our customers manage and grow their business operations. Database and middleware software is used for the secure storage, retrieval and manipulation of all forms of software-based data, and for developing and deploying applications on the internet and on corporate intranets. Applications software is used to automate business processes and to provide business intelligence. We also offer software license updates and product support contracts that provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance.

On January 26, 2010, we completed our acquisition of Sun Microsystems, Inc. (Sun), a provider of hardware systems, software and services, for $7.3 billion. As a result of our acquisition of Sun, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products, which consists primarily of computer server and storage product offerings, and (2) hardware systems support, which provides customers with unspecified software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services and technical support services.

We also offer software and non-software related services including consulting, On Demand, and education.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. As a result of our adoption of the Financial Accounting Standards Board’s (FASB) new accounting guidance for noncontrolling interests as contained in ASC 810, Consolidation, as of the beginning of fiscal 2010, we retrospectively classified noncontrolling interest positions of certain of our consolidated entities as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a component of non-operating income (expense), net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the FASB’s Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software license revenues and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers and storage products, and hardware systems support revenues; and (3) services, which include software and hardware related services including consulting, On Demand and education revenues.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

Revenue Recognition for Multiple-Element Arrangements – Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE – described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Elements)

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers and storage products. Our revenue recognition policy for these nonsoftware deliverables is

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

based upon the accounting guidance contained in ASC 605, Revenue Recognition, and we exercise judgment and use estimates in connection with the determination of the amount of hardware systems products and hardware systems related services revenues to be recognized in each accounting period.

Revenues from the sales of hardware products are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our systems and storage products and can also include product repairs, maintenance services, and technical support services. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements.

Revenue Recognition for Multiple-Element Arrangements – Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

In the third quarter of fiscal 2010, we early adopted the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements (ASU 2009-14). ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor third-party evidence (TPE) is available for that deliverable. ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality.

As a result of our early adoption of ASU 2009-13 and ASU 2009-14, we applied the provisions of these accounting standards updates as of the beginning of fiscal 2010. The impact of our adoption of ASU 2009-13 and ASU 2009-14 was not material to our results of operations for fiscal 2010.

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to hardware systems and services based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements –Arrangements with Software and Nonsoftware Elements

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

Education revenues are a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

In addition, we sell hardware products to leasing companies that, in turn, lease these products to end-users. In transactions where the leasing companies have no recourse to us in the event of default by the end-user, we recognize revenue at point of shipment or point of delivery, depending on the shipping terms and if all the other revenue recognition criteria have been met. In arrangements where the leasing companies have more than insignificant recourse to us in the event of default by the end-user (defined as recourse leasing), we recognize both the product revenue and the related cost of the product as the payments are made to the leasing company by the end-user, generally ratably over the lease term.

Our customers include several of our suppliers and on rare occasion, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues or hardware systems product revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

In fiscal 2010, we adopted ASC 805, Business Combinations, which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

As a result of adopting the revised accounting guidance provided for by ASC 805 as of the beginning of fiscal 2010, certain of our policies differ when accounting for acquisitions in fiscal 2010 and prospective periods in comparison to the accounting for acquisitions in fiscal 2009 and prior periods, including:

•

the fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed (prior to fiscal 2010, in-process research and development was expensed at the acquisition date);

•	the direct transaction costs associated with the business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as a part of the purchase price);

•

the costs to exit or restructure certain activities of an acquired company are accounted for separately from the business combination (prior to fiscal 2010, these restructuring and exist costs were included as a part of the assumed obligations in deriving the purchase price allocation); and

•

any changes in estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense with application of this policy also applied prospectively to all of our business combinations regardless of the acquisition date (prior to fiscal 2010, any such changes were generally included as a part of the purchase price allocation indefinitely).

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and, as noted above, are accounted for separately from the business combination. A liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we generally identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt and equity securities as available-for-sale. Marketable debt and equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income (expense), net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These equity securities are recorded at cost and included in other assets in the accompanying consolidated balance sheets. If based on the terms of our ownership of these non-marketable securities we determine that we exercise significant influence on these non-marketable securities, we apply the requirements of ASC 323, Investments—Equity Method and Joint Ventures to account for such investments. Our non-marketable securities are subject to periodic impairment reviews and we recorded impairment losses of $17 million related to non-marketable equity securities and other investments in fiscal 2010. Losses related to non-marketable equity securities and other investments were nominal in fiscal 2009 and 2008.

Fair Value of Financial Instruments

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to our financial instruments that we are required to carry at fair value pursuant to other accounting standards, including our marketable debt and equity securities and our derivative financial instruments. We have not applied the fair value option to those financial instruments that we are not required to carry at fair value pursuant to other accounting standards, including our senior notes outstanding.

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

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Our cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment grade securities. We do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2010, 2009 or 2008.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

demand within specific time horizons (generally six months or less). Inventories in excess of future demand are written down and charged to the provision for inventories, which is a component of hardware systems products expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $733 million and $555 million at May 31, 2010 and 2009, respectively.

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property, plant and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2010, 2009 or 2008.

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

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The goodwill impairment analysis is comprised of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 16 below. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2010, 2009 or 2008.

Derivative Financial Instruments

During fiscal 2010, 2009 and 2008, we used derivative financial instruments to manage foreign currency and interest rate risks. We account for these instruments in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges or net investment hedges in accumulated other comprehensive income in the accompanying consolidated balance sheets. The offset to gain or loss on derivative financial instruments that were designated as fair value hedges were recorded to the item for which the risk is being hedged. Any ineffective or excluded portion of a designated cash flow hedge or net investment hedge, and gains or losses on our fair value hedges are recognized in earnings.

We adopted the disclosure requirements of ASC 815 during fiscal 2009 and have provided these disclosures prospectively from the year of adoption in Note 11.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies that are not a part of a business combination, if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above.

Shipping Costs

Our shipping and handling costs for hardware systems products sales are included in hardware systems products expenses for all periods presented.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction (losses) gains, net which include the effects of our derivative financial instruments, are included in non-operating income (expenses), net in our consolidated statements of operations and were $(148) million, $(55) million and $40 million in fiscal 2010, 2009 and 2008, respectively.

Stock-Based Compensation

We account for share-based payments, including grants of employee stock options and restricted stock-based awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. In addition, we have applied certain of the provisions of the SEC’s Staff Accounting Bulletin No. 107 (Topic 14), as amended, that is also made a part of ASC 718, in our accounting for stock-based compensation. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

We record deferred tax assets for stock-based compensation plan awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. We have adopted and apply the alternative transition

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

method as defined within ASC 718 to calculate the excess tax benefits available for use in offsetting future tax shortfalls and to determine the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $75 million, $71 million and $81 million in fiscal 2010, 2009 and 2008, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements in fiscal 2010, 2009 or 2008.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses (income), net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options or restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options or restricted stock-based awards. As a result of our adoption of the FASB’s revised accounting guidance for business combinations as of the beginning of fiscal 2010, certain acquisition related and other expenses are now recorded as expenses in our statements of operations that would previously have been included as a part of the consideration transferred and capitalized as a part of the accounting for our acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Year Ended May 31,
(in millions)	2010	2009	2008
Transitional and other employee related costs	$66	$45	$32
Stock-based compensation	15	15	112
Professional fees and other, net	68	35	31
Business combination adjustments, net	5	22	6
Gain on sale of property	—	—	(57)

Total acquisition related and other expenses	$154	$117	$124

In fiscal 2008, we sold certain of our land and buildings for $153 million in cash. Concurrent with the sale, we leased the property back from the buyer for a period of up to three years. We have accounted for this transaction in accordance with ASC 840, Leases and ASC 360, Property, Plant and Equipment. We deferred $19 million of the gain on the sale representing the present value of the operating lease commitment and recognized a gain of approximately $57 million for fiscal 2008. The deferred portion of the gain was recognized as a reduction of rent expense over the operating lease term.

Non-Operating Income (Expense), net

Non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses), including net realized gains and

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Year Ended May 31,
(in millions)	2010	2009	2008
Interest income	$122	$279	$337
Foreign currency (losses) gains, net	(148)	(55)	40
Noncontrolling interests in income	(95)	(84)	(60)
Other income, net	56	3	67

Total non-operating income (expense), net	$(65)	$143	$384

Included in non-operating income (expense), net were net foreign currency losses in fiscal 2010 relating to our Venezuelan subsidiary’s operations. Effective December 1, 2009, we designated our Venezuelan subsidiary as “highly inflationary” in accordance with ASC 830, Foreign Currency Matters, and began using the U.S. Dollar as the subsidiary’s new functional currency. During fiscal 2010, the Venezuelan government devalued its currency and we recognized $81 million of foreign currency losses due to the remeasurement of certain assets and liabilities and conversion of certain cash balances of our Venezuelan subsidiary into U.S. Dollars.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

At the beginning of fiscal 2008, we adopted revised guidance contained in ASC 740 to account for our uncertain tax positions. The revised guidance contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

A description of our accounting policies associated with tax related contingencies and valuation allowances assumed as a part of a business combination is provided under “Business Combinations” above.

Recent Accounting Pronouncements

Milestone Method of Revenue Recognition:    In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. Early adoption is permitted. If we were to adopt ASU 2010-17 prior to the first quarter of fiscal 2012, we must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

Disclosure Requirements Related to Fair Value Measurements:    In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 (as defined in Note 4 below). Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

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

Acquisition of Sun Microsystems, Inc.

On January 26, 2010 we completed our acquisition of Sun Microsystems, Inc., a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. We acquired Sun to, among other things, expand our product offerings by adding Sun’s existing hardware systems business and broadening our software and services offerings. We have included the financial results of Sun in our consolidated financial statements from the date of acquisition. For fiscal 2010, we estimate that Sun’s contribution to our total revenues was $2.8 billion, which included allocations of revenues from our software and services businesses that were not separately identifiable due to our integration activities. For fiscal 2010, Sun reduced our operating income by $620 million, which included management’s allocations and estimates of revenues and expenses that were not separately identifiable due to our integration activities, intangible asset amortization, restructuring expenses and stock-based compensation expenses.

The total purchase price for Sun was approximately $7.3 billion and was comprised of:

(in millions, except per share amounts)
Acquisition of approximately 757 million shares of outstanding common stock of Sun at $9.50 per share in cash	$7,196
Fair values of stock options and restricted stock-based awards assumed	99

Total purchase price	$7,295

The fair values of stock options assumed were estimated using a Black-Scholes-Merton option-pricing model. The fair values of unvested Sun stock options and restricted stock-based awards as they relate to post combination services will be recorded as operating expense over the remaining service periods, while the fair values of vested stock options and restricted stock-based awards, as they relate to pre combination services, are included in the total purchase price.

Preliminary Purchase Price Allocation

Pursuant to our business combinations accounting policy, the total purchase price for Sun was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values as of January 26, 2010 as

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

set forth below. The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period. Our preliminary purchase price allocation for Sun is as follows:

(in millions)
Cash, cash equivalents and marketable securities	$2,571
Trade receivables	1,120
Inventories	331
Goodwill	1,291
Intangible assets	3,347
In-process research and development	415
Other assets	2,035
Deferred tax assets, net	1,250
Accounts payable and other liabilities	(3,950)
Deferred revenues	(1,115)

Total preliminary purchase price	$7,295

We generally do not expect the goodwill recognized to be deductible for income tax purposes.

Valuations of Intangible Assets Acquired

The following table sets forth the components of intangible assets acquired in connection with the Sun acquisition:

(Dollars in millions)	Fair Value	Useful Life
Hardware systems support agreements and related relationships	$771	7 years
Developed technology	1,349	4 years
Core technology	534	4 years
Customer relationships	467	3 years
Trademarks	226	7 years

Total intangible assets subject to amortization	3,347
In-process research and development	415	N.A.

Total intangible assets	$3,762

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

Other Fiscal 2010 Acquisitions and Proposed Acquisition of Phase Forward Incorporated and Others

During fiscal 2010, we acquired other companies and purchased certain technology and development assets to expand our product and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Separately, in the fourth quarter of fiscal 2010, we agreed to acquire Phase Forward Incorporated, a provider of applications for life sciences companies and healthcare providers, for $17.00 per share in cash, amounting to approximately $810 million. Our proposed acquisition of Phase Forward is subject to stockholder and regulatory approval and other customary closing conditions. In addition, we agreed to acquire certain other companies for amounts that are not material to our business.

Fiscal 2009 Acquisitions

During fiscal 2009, we acquired several companies and purchased certain technology and development assets to expand our product offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. In the aggregate, the total purchase price for these acquisitions was approximately $1.2 billion, which consisted of approximately $1.2 billion in cash, $1 million for the fair value of stock options and restricted stock-based awards assumed and $13 million for transaction costs. In allocating the total purchase price for these acquisitions based on estimated fair values, we recorded $708 million of goodwill, $587 million of identifiable intangible assets, $96 million of net tangible liabilities (resulting primarily from deferred tax and restructuring liabilities assumed as a part of these transactions) and $10 million of in-process research and development.

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

The total purchase price for BEA was $8.6 billion which consisted of $8.3 billion in cash paid to acquire the outstanding common stock of BEA, $225 million for the fair value of BEA stock options and restricted stock-based awards assumed and $10 million for acquisition related transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $4.5 billion of goodwill, $3.3 billion of identifiable intangible assets, $733 million of net tangible assets and $17 million of in-process research and development.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Sun and certain other companies that we acquired since the beginning of fiscal 2009 (which were collectively significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2009. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which are preliminary), the elimination of certain goodwill and intangible asset impairment charges incurred by Sun, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for borrowings and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2009. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of fiscal 2009.

The unaudited pro forma financial information for fiscal 2010 combined the historical results of Oracle for fiscal 2010, the historical results of Sun for the eight months ended September 27, 2009 (due to differences in reporting periods) and the historical results for certain other companies that we acquired since the beginning of fiscal 2010 based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for fiscal 2009 combined the historical results of Oracle for fiscal 2009, the historical results of Sun for the year ended June 30, 2009 (due to differences in reporting periods) and the historical results of certain other companies that we acquired since the beginning of fiscal 2009 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for fiscal 2010 and 2009:

	Year Ended May 31,
(in millions, except per share data)	2010	2009
Total revenues	$33,550	$34,831
Net income	$5,656	$4,639
Basic earnings per share	$1.13	$0.91
Diluted earnings per share	$1.11	$0.90

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise debt obligations and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2010 and 2009. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

were insignificant for fiscal 2010, 2009 and 2008. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2010	2009
Money market funds	$2,423	$467
U.S. Treasury, U.S. government and U.S. government agency debt securities	3,010	4,078
Commercial paper, corporate debt securities and other	5,634	2,700

Total investments	$11,067	$7,245

Investments classified as cash equivalents	$2,512	$3,616

Investments classified as marketable securities	$8,555	$3,629

Substantially all of our marketable security investments held as of May 31, 2010 mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers as described above and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

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

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	May 31, 2010			May 31, 2009
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$2,423	$—	$2,423	$467	$—	$467
U.S. Treasury, U.S. government and U.S. government agency debt securities	3,010	—	3,010	4,078	—	4,078
Commercial paper debt securities	—	3,378	3,378	—	1,365	1,365
Corporate debt securities and other	—	2,256	2,256	—	1,335	1,335
Derivative financial instruments	—	33	33	—	—	—

Total assets	$5,433	$5,667	$11,100	$4,545	$2,700	$7,245

Liabilities:
Derivative financial instruments	$—	$—	$—	$—	$35	$35

Total liabilities	$—	$—	$—	$—	$35	$35

Our valuation techniques used to measure the fair values of our money market funds and U.S. Treasury, U.S. government and U.S. government agency debt securities, that were classified as Level 1 in the table above, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of all other instruments listed in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. Our discounted cash flow techniques used observable market inputs, such as LIBOR-based yield curves, and currency spot and forward rates.

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our consolidated financial statements. Based on the trading prices of our $14.62 billion and $10.25 billion borrowings, which included senior notes and commercial paper notes, that were outstanding as of May 31, 2010 and May 31, 2009, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at May 31, 2010 and May 31, 2009 were $15.90 billion and $10.79 billion, respectively.

5.	INVENTORIES

Inventories consisted of the following as of May 31, 2010 (insignificant as of May 31, 2009):

(in millions)	May 31, 2010
Raw materials	$95
Work-in-process	43
Finished goods	121

Total	$259

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives	May 31,
(Dollars in millions)		2010	2009
Computer, network, machinery and equipment	1-5 years	$1,400	$1,213
Buildings and improvements	1-50 years	1,995	1,579
Furniture and fixtures	3-10 years	406	388
Land	—	757	515
Automobiles	5 years	3	5
Construction in progress	—	87	126

Total property, plant and equipment	1-50 years	4,648	3,826
Accumulated depreciation		(1,885)	(1,904)

Total property, plant and equipment, net		$2,763	$1,922

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2010 and the net book value of intangible assets at May 31, 2010 and 2009 were as follows:

(Dollars in millions)	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	May 31, 2009	Additions	May 31, 2010	May 31, 2009	Expense	May 31, 2010	May 31, 2009	May 31, 2010
Software support agreements and related relationships	$5,012	$66	$5,078	$(1,601)	$(574)	$(2,175)	$3,411	$2,903	9 years
Hardware systems support agreements and related relationships	—	759	759	—	(29)	(29)	—	730	7 years
Developed technology	3,844	1,494	5,338	(1,925)	(811)	(2,736)	1,919	2,602	5 years
Core technology	1,502	609	2,111	(687)	(277)	(964)	815	1,147	5 years
Customer relationships	1,284	481	1,765	(320)	(234)	(554)	964	1,211	7 years
Trademarks	273	231	504	(113)	(48)	(161)	160	343	7 years

Total intangible assets subject to amortization	11,915	3,640	15,555	(4,646)	(1,973)	(6,619)	7,269	8,936
In-process research and development	—	385	385	—	—	—	—	385	N.A.

Total	$11,915	$4,025	$15,940	$(4,646)	$(1,973)	$(6,619)	$7,269	$9,321

Total amortization expense related to our intangible assets was $2.0 billion, $1.7 billion and $1.2 billion in fiscal 2010, 2009 and 2008, respectively. As of May 31, 2010, estimated future amortization expense related to our intangible assets subject to amortization was $2.3 billion in fiscal 2011, $2.0 billion in fiscal 2012, $1.6 billion in fiscal 2013, $1.4 billion in fiscal 2014, $1.0 billion in fiscal 2015 and $638 million thereafter.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, by operating segment for fiscal 2010 and 2009 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Services	Other(1)	Total
Balances as of May 31, 2008	$4,058	$8,028	$—	$1,550	$4,355	$17,991
Allocation of goodwill(1)	1,258	2,907	—	190	(4,355)	—
Goodwill from acquisitions	373	283	—	56	—	712
Goodwill adjustments(2)	27	116	—	(4)	—	139

Balances as of May 31, 2009	5,716	11,334	—	1,792	—	18,842
Goodwill from acquisitions	217	490	891	2	—	1,600
Goodwill adjustments for acquisitions consummated since the beginning of fiscal 2010(2)	7	17	32	—	—	56
Goodwill adjustments for acquisitions consummated prior to fiscal 2010(2)	55	(39)	—	(89)	—	(73)

Balances as of May 31, 2010	$5,995	$11,802	$923	$1,705	$—	$20,425

(1)	Represents the goodwill allocation associated with certain acquisitions that was allocated to our software business operating segments and services business upon the completion of certain valuations.

(2)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement or purchase price allocation period (either of which can be up to one year from the date of an acquisition). Goodwill adjustments for our services business includes $82 million that primarily relates to the reclassification of goodwill associated with certain acquired product offerings to our new software licenses operating segment. Goodwill adjustments for acquisitions consummated since the beginning of fiscal 2010 were generally balance sheet related with insignificant effects to our previously reported operating results.

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

(Dollars in millions)	May 31, 2010	May 31, 2009
Floating rate senior notes due May 2010	$—	$1,000
Commercial paper notes (effective interest rate of 0.28%)	881	—
5.00% senior notes due January 2011, net of discount of $1 and $3 as of May 31, 2010 and 2009, respectively	2,249	2,247
4.95% senior notes due April 2013	1,250	1,250
3.75% senior notes due July 2014, net of fair value adjustment of $33(1)	1,533	—
5.25% senior notes due January 2016, net of discount of $6 and $7 as of May 31, 2010 and 2009, respectively	1,994	1,993
5.75% senior notes due April 2018, net of discount of $1 as of May 31, 2010 and 2009	2,499	2,499
5.00% senior notes due July 2019, net of discount of $6 as of May 31, 2010	1,744	—
6.50% senior notes due April 2038, net of discount of $2 as of May 31, 2010 and 2009	1,248	1,248
6.125% senior notes due July 2039, net of discount of $8 as of May 31, 2010	1,242	—
Capital leases	15	1

Total borrowings	$14,655	$10,238

Notes payable, current and other current borrowings	$3,145	$1,001

Notes payable, non-current and other non-current borrowings	$11,510	$9,237

(1)	Refer to Note 11 for a description of our accounting for fair value hedges

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Senior Notes and Other

In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 (2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes). We issued these senior notes for general corporate purposes and for our acquisition of Sun and acquisition related expenses.

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes is due April 2013 (2013 Notes), $2.5 billion of 5.75% senior notes is due April 2018 (2018 Notes), and $1.25 billion of 6.50% senior notes is due April 2038 (2038 Notes). We issued these senior notes to finance the acquisition of BEA and for general corporate purposes.

In May 2007, we issued $2.0 billion of floating rate senior notes, of which $1.0 billion was due and paid in May 2009 and $1.0 billion was due and paid in May 2010. We had also entered into certain variable to fixed interest rate swap agreements related to these senior notes, which settled as of the same dates the notes were repaid (see Note 11).

In January 2006, we issued $5.75 billion of senior notes, of which $2.25 billion of 5.00% senior notes due 2011 (2011 Notes) and $2.0 billion of 5.25% senior notes due 2016 (2016 Notes and together with the 2011 Notes, Original Senior Notes) remained outstanding as of May 31, 2010 and 2009. In June 2006, we completed a registered exchange offer with substantially identical terms to the Original Senior Notes.

The effective interest yields of the 2011 Notes, 2013 Notes, 2014 Notes, 2016 Notes, 2018 Notes, 2019 Notes, 2038 Notes and 2039 Notes (collectively, the Senior Notes) at May 31, 2010 were 5.08%, 4.96%, 3.75%, 5.32%, 5.76%, 5.05%, 6.52% and 6.19%, respectively. Interest is payable semi-annually for the Senior Notes. In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (1.44% at May 31, 2010; see Note 11 for additional information). All of the Senior Notes may be redeemed at any time, subject to payment of a make-whole premium.

The Senior Notes rank pari passu with the Commercial Paper Notes (defined below) that we have issued, any other notes we may issue in the future pursuant to the CP Program described below and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation will be effectively senior to the Senior Notes and our Commercial Paper Notes.

Separately, shortly after the closing of our acquisition of Sun we repaid, in full, $700 million of Sun’s legacy convertible notes in the third quarter of fiscal 2010.

We were in compliance with all debt-related covenants at May 31, 2010. Future principal payments for all of our borrowings, including borrowings pursuant to our CP Program described below, at May 31, 2010 were as follows: $3.1 billion in fiscal 2011, none in fiscal 2012, $1.3 billion in fiscal 2013, none in fiscal 2014, $1.5 billion in fiscal 2015 and $8.8 billion thereafter.

Commercial Paper Program & Commercial Paper Notes

We entered into a commercial paper program in February 2006 (amended in May 2008) via dealer agreements with Banc of America Securities LLC and JP Morgan Securities, Inc. and an Issuing and Paying Agency Agreement entered into in February 2006 with JPMorgan Chase Bank, National Association (CP Program). On May 11, 2010, we reduced the overall capacity of our CP Program from $5.0 billion to $3.0 billion after our March 17, 2009 $2.0 billion 364-day revolving credit agreement terminated pursuant to its terms (see additional discussion below).

During fiscal 2010, 2009 and 2008, we issued $2.8 billion, none and $1.2 billion of unsecured short-term commercial paper notes (Commercial Paper Notes), respectively, pursuant to the CP Program, which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

registration requirements under federal and state securities laws. As of May 31, 2010, we had $881 million of Commercial Paper Notes outstanding at a weighted average yield, including issuance costs, of 0.28% that mature at various dates through July 15, 2010 (none outstanding as of May 31, 2009). We back-stop these notes with our revolving credit agreement and therefore, as of May 31, 2010, we consider that we have $2.1 billion of capacity remaining under our reduced CP Program.

Revolving Credit Agreements

On March 16, 2010, our $2.0 billion, 364-Day Revolving Credit Agreement dated March 17, 2009, among Oracle; the lenders named therein; Wachovia Bank, National Association, as administrative agent; BNP Paribas as syndication agent; the documentation agents named therein; and Wachovia Capital Markets, LLC, and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners (the 2009 Credit Agreement), terminated pursuant to its terms. No debt was outstanding pursuant to the 2009 Credit Agreement as of its date of termination.

As of May 31, 2010, we had a $3.0 billion, five-year Revolving Credit Agreement with certain lenders that we entered into in March 2006 (the 2006 Credit Agreement). The 2006 Credit Agreement provides for unsecured revolving credit facilities, which can also be used to back-stop any Commercial Paper Notes (defined above) that we may issue and for working capital and other general corporate purposes. Subject to certain conditions stated in the 2006 Credit Agreement, we may borrow, prepay and re-borrow amounts under the facilities at any time during the term of the 2006 Credit Agreement. Interest for the 2006 Credit Agreement is based on either (a) a LIBOR-based formula or (b) a formula based on Wells Fargo’s prime rate or on the federal funds effective rate. Any amounts drawn pursuant to the 2006 Credit Agreement are due on March 14, 2011. No amounts were outstanding pursuant to the 2006 Credit Agreement as of May 31, 2010 and 2009 and a total of $3.0 billion remained available.

The 2006 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45%. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2006 Credit Agreement may be declared immediately due and payable and the 2006 Credit Agreement may be terminated. We were in compliance with the Credit Agreements’ covenants as of May 31, 2010.

9.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $1.1 billion consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. We recorded $342 million of restructuring expenses in connection with the Sun Restructuring Plan during fiscal 2010 and we expect to incur the majority of the approximately $755 million of remaining expenses pursuant to the Sun Restructuring Plan through the calendar year 2011. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Fiscal 2009 Oracle Restructuring Plan

During the third quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2009 Plan). Our management subsequently amended the 2009 Plan to reflect additional actions that we implemented over the course of fiscal 2010. The total estimated

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

restructuring costs associated with the 2009 Plan are $453 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. In fiscal 2010, we recorded $286 million of restructuring expenses and in fiscal 2009 we recorded $85 million of restructuring expenses in connection with the 2009 Plan. We expect to incur the remaining $82 million during our fiscal 2011. Any changes to the estimates of executing the 2009 Plan will be reflected in our future results of operations.

Acquisition Related Restructuring Plans Adopted Prior to Fiscal 2010

Included in the other restructuring plans line in the fiscal 2010 and 2009 activity tables below and in the total restructuring plans line for the fiscal 2008 activity table below are certain restructuring plans that relate to companies that we acquired prior to our adoption of the revised business combinations accounting guidance contained in ASC 805 as of the beginning of fiscal 2010. Costs related to these restructuring plans were originally recognized as liabilities assumed in each of the respective business combinations and included in the allocation of the cost to acquire these companies and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plans. Future decreases to the estimates of executing these acquisitions related restructuring plans will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the acquisition related restructuring plans will be recorded to operating expenses.

Summary of All Plans

Fiscal 2010 Activity

(in millions)	Accrued May 31, 2009(2)	Year Ended May 31, 2010				Accrued May 31, 2010(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan
New software licenses	$—	$6	$—	$(1)	$—	$5	$6	$88
Software license updates and product support	—	6	—	(3)	—	3	6	89
Hardware systems business	—	61	—	(19)	—	42	61	98
Services	—	11	—	(3)	—	8	11	152
General and administrative and other(1)	—	258	—	(222)	(7)	29	258	670

Total Sun Restructuring	$—	$342	$—	$(248)	$(7)	$87	$342	$1,097

Fiscal 2009 Oracle Restructuring Plan
New software licenses	$12	$106	$4	$(98)	$(4)	$20	$140	$162
Software license updates and product support	—	3	(2)	(4)	3	—	2	21
Services	22	128	2	(104)	(15)	33	165	206
Other(1)	13	49	(4)	(34)	—	24	64	64

Total Fiscal 2009 Oracle Restructuring	$47	$286	$—	$(240)	$(16)	$77	$371	$453

Total other restructuring plans	$342	$6	$(84)	$(157)	$275	$382

Total restructuring plans(6)	$389	$634	$(84)	$(645)	$252	$546

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Fiscal 2009 Activity

(in millions)	Accrued May 31, 2008(2)	Year Ended May 31, 2009				Accrued May 31, 2009(2)
		Initial Costs(3)	Adj. To Cost(4)	Cash Payments	Other(5)
Fiscal 2009 Oracle Restructuring Plan
New software licenses	$—	$30	$—	$(18)	$—	$12
Software license updates and product support	—	1	—	(1)	—	—
Services	—	35	—	(13)	—	22
Other(1)	—	19	—	(6)	—	13

Total Fiscal 2009 Oracle Restructuring	$—	$85	$—	$(38)	$—	$47

Total other restructuring plans	$568	$26	$(12)	$(215)	$(25)	$342

Total restructuring plans(6)	$568	$111	$(12)	$(253)	$(25)	$389

Fiscal 2008 Activity

(in millions)	Accrued May 31, 2007	Year Ended May 31, 2008				Accrued May 31, 2008(2)
		Initial Costs(3)	Adj. To Cost(4)	Cash Payments	Others(5)
Total restructuring plans(6)	$459	$272	$10	$(184)	$11	$568

(1)	Other includes severance costs related to operating segments that were not individually or collectively significant, facilities related restructuring expenses and contract termination costs.

(2)

Accrued restructuring for our most significant restructuring plans at May 31, 2010 and 2009 was $546 million and $389 million, respectively. The balances at May 31, 2010 and 2009 include $290 million and $203 million recorded in other current liabilities, respectively, and $256 million and $186 million recorded in other non-current liabilities, respectively.

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

(5)	Represents foreign currency translation, other adjustments and accrued restructuring plan liabilities of $275 million that were assumed from our acquisition of Sun during fiscal 2010.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed the most significant.

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2010	2009
Software license updates and product support	$4,618	$4,158
Hardware systems support	537	—
Services	376	243
New software licenses	330	191
Hardware systems products	39	—

Deferred revenues, current	5,900	4,592
Deferred revenues, non-current (in other non-current liabilities)	388	204

Total deferred revenues	$6,288	$4,796

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for annual support contracts. Software license updates and product

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

support contracts and hardware systems support contracts are typically billed on a per annum basis in advance and revenues are recognized ratably over the support periods. Deferred services revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, software license transactions that cannot be segmented from consulting services, amongst other reasons. Deferred hardware systems product revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met, transactions involving customer specific acceptance provisions or transactions that cannot be segmented from consulting services.

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

11.	DERIVATIVE FINANCIAL INSTRUMENTS

We adopted the disclosure requirements of ASC 815 during fiscal 2009 and have provided these disclosures prospectively from the year of adoption.

Interest Rate Swap Agreements

Fair Value Hedges

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes (as defined in Note 8) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statement of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense.

We do not use any interest rate swap agreements for trading purposes.

Cash Flow Hedges

In relation to the variable interest obligations associated with our senior notes that were due and paid in May 2010 and May 2009 (Floating Rate Notes), we entered into certain variable to fixed interest rate swap agreements to manage the economic effects of the variable interest obligations and designated these agreements as qualifying cash flow hedges. Upon payment of the Floating Rate Notes in May 2010 and May 2009, we also settled the interest rate swap agreements associated with these notes and no arrangements were outstanding as of May 31, 2010. The unrealized losses on these interest rate swap agreements were included in accumulated other comprehensive income and the corresponding fair value payables were included in other current liabilities in our consolidated balance sheet. The periodic interest settlements, which occurred at the same interval as the Floating Rate Notes were recorded as interest expense.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We entered into these net investment hedges for all of fiscal 2009 and the majority of fiscal 2010. We suspended this program during our fourth quarter of fiscal 2010 and, as of May 31, 2010, we have no contracts outstanding (one contract was outstanding as of May 31, 2009 in Japanese Yen with a nominal fair value and notional amount of $694 million).

We used the spot method to measure the effectiveness of our net investment hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) was reported in accumulated other comprehensive income on our consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) was recognized in non-operating income (expense), net, in our consolidated statement of operations. We recorded settlements under these forward contracts in a similar manner. The fair values of both the effective and ineffective portions were recorded to our consolidated balance sheet as prepaid expenses and other current assets for amounts receivable from the counterparties or other current liabilities for amounts payable to the counterparties.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and are subject to risks associated with the effects of certain foreign currency exposures. We have a program that primarily utilizes foreign currency forward contracts to offset these risks associated with foreign currency exposures. Our program may be suspended from time to time. This program was active for the majority of fiscal 2010 and was suspended during our fourth quarter of fiscal 2010. When this program is active, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions that are expected to be cash settled in the near term. Although we have suspended our historical foreign currency forward contract program as of May 31, 2010, our subsidiaries continue to enter into cross-currency transactions and create cross-currency exposures via intercompany arrangements and we expect that these transactions and exposures will continue. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.

Historically, we have neither used these foreign currency forward contracts for trading purposes nor have designated these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we recorded the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts was prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts was non-operating income (expense), net, for both realized and unrealized gains and losses.

As of May 31, 2010, we had a nominal amount of foreign currency forward contracts outstanding. As of May 31, 2009, the notional amounts of the forward contracts we held to purchase and sell U.S. Dollars in exchange for other major international currencies were $860 million and $1.1 billion, respectively, and the notional amounts of the foreign currency forward contracts we held to purchase European Euros in exchange for other major international currencies were €142 million ($198 million).

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

The effects of derivative instruments on our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheets

	May 31, 2010		May 31, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreement designated as cash flow hedge	Not applicable	$—	Other current liabilities	$35

Interest rate swap agreements designated as fair value hedges	Other assets	$33	Not applicable	$—

Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	$—	Other current liabilities	$—

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended May 31,			Year Ended May 31,			Year Ended May 31,
(in millions)	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate swap	$—	$3	Interest expense	$(41)	$(47)	Non operating income (expense), net	$—	$—

Net investment hedges:
Foreign currency forward contract	$(37)	$(63)	Not applicable	$—	$—	Non-operating income (expense), net	$1	$10

	Location and Amount of Gain (Loss) Recognized in Income on Derivative		Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
(in millions)		Year Ended May 31, 2010		Year Ended May 31, 2010
Fair value hedges:
Interest rate swaps	Interest expense	$33	Interest expense	$(33)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended May 31,
(in millions)		2010	2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income (expense), net	$(35)	$3

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2010, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2011	$511
Fiscal 2012	376
Fiscal 2013	257
Fiscal 2014	157
Fiscal 2015	103
Thereafter	293

Future minimum operating lease payments	1,697
Less: minimum payments to be received from non-cancelable subleases	(214)

Total future minimum operating lease payments, net	$1,483

Lease commitments include future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $386 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2010.

Rent expense was $318 million, $293 million and $276 million for fiscal 2010, 2009 and 2008, respectively, net of sublease income of approximately $73 million, $69 million and $57 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term.

Unconditional Purchase Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. As a result of our acquisition of Sun, we utilize several external manufacturers to manufacture sub-assemblies for our products and to perform final assembly and testing of finished products. We also obtain individual components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in this amount. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts below as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2010, our unconditional purchase obligations approximate to $684 million for fiscal 2011, $27 million for fiscal 2012, $19 million for fiscal 2013, $6 million for fiscal 2014, $3 million for fiscal 2015 and $3 million thereafter.

As described in Note 2, we also have a commitment to acquire certain companies for cash consideration that we expect to pay upon the closing of these acquisitions. As described in Note 8, we have notes payable and other borrowings outstanding of $14.7 billion that mature at various future dates.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Guarantees

Our software and hardware systems product sales agreements generally include certain provisions for indemnifying customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements. Certain of our product sales agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Our software license and hardware systems products agreements also generally include a warranty that our products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service.

We occasionally are required, for various reasons, to enter into financial guarantees with third parties in the ordinary course of our business including, among others, guarantees related to foreign exchange trades, taxes, import licenses and letters of credit on behalf of parties we conduct business with. Such agreements have not had a material effect on our results of operations, financial position or cash flows.

13. STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of May 31, 2010, approximately $5.3 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 43.3 million shares for $1.0 billion (including 0.5 million shares for $12 million that were repurchased but not settled), 225.6 million shares for $4.0 billion and 97.3 million shares for $2.0 billion in fiscal 2010, 2009 and 2008, respectively under the applicable repurchase programs authorized.

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

Dividends on Common Stock

During fiscal 2010, our Board of Directors declared cash dividends of $0.20 per share of our outstanding common stock, which we paid during the same period.

In June 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on August 4, 2010 to stockholders of record as of the close of business on July 14, 2010. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes (income tax effects were insignificant for all periods presented):

	May 31,
(in millions)	2010	2009
Foreign currency translation gains, net	$169	$340
Unrealized losses on derivative financial instruments, net	(131)	(125)
Unrealized gains on marketable securities, net	4	4
Unrealized losses on defined benefit plan, net	(38)	(3)

Total accumulated other comprehensive income	$4	$216

14. EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which replaced the 1991 Long-Term Equity Incentive Plan (the 1991 Plan) and provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, and directors who are also employees or consultants, independent consultants and advisers. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board (generally 25% annually over four years under our current practice), and generally expire no more than ten years from the date of grant. Options granted under the 1991 Plan were granted with similar terms. If options outstanding under the 1991 Plan are forfeited, repurchased, or otherwise terminate without the issuance of stock, the shares underlying such options will also become available for future awards under the 2000 Plan. As of May 31, 2010, options to purchase 301 million shares of common stock were outstanding under both plans, of which 144 million were vested. Approximately 197 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock-based awards or long-term performance awards under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Directors’ Plan), which provides for the issuance of non-qualified stock options to non-employee directors. The Director’s Plan has from time to time been amended and restated. In fiscal 2010, the Director’s Plan was further amended to increase the amounts of annual stock option grants to the Chair of the Compensation Committee of the Board. Under the terms of the Directors’ Plan, options to purchase 8 million shares of common stock were reserved for issuance, options are granted at not less than fair market value, become exercisable over four years, and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based awards. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options, as described below, granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2010, options to purchase approximately 3 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which approximately 2 million were vested. Approximately 2 million shares are available for future option awards under this plan of which a lesser portion than the total may be used for grants other than options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

In connection with certain of our acquisitions, including Sun, BEA, PeopleSoft, Siebel and Hyperion, we assumed all of the outstanding stock options and other stock awards of each acquiree’s respective stock plans. These stock options and other stock awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2010, options to purchase 48 million shares of common stock and 4 million shares of restricted stock were outstanding under these plans.

The following table summarizes stock option activity for our last three fiscal years ended May 31, 2010:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2007	434	$13.65
Granted	61	$20.49
Assumed	36	$17.24
Exercised	(135)	$9.12
Canceled	(18)	$20.83

Balance, May 31, 2008	378	$16.37
Granted	69	$20.53
Assumed	1	$6.54
Exercised	(76)	$9.31
Canceled	(13)	$25.14

Balance, May 31, 2009	359	$18.32
Granted	72	$21.23
Assumed	23	$55.77
Exercised	(60)	$14.03
Canceled	(42)	$43.93

Balance, May 31, 2010	352	$18.84

Options outstanding that have vested and that are expected to vest as of May 31, 2010 are as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of May 31, 2010 (in millions)	Aggregate Intrinsic Value(1) (in millions)
Vested	192	$17.44	4.24	172	$1,372
Expected to vest(2)	145	$20.44	8.15	140	340

Total	337	$18.73	5.93	312	$1,712

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2010 of $22.57 and the exercise prices for all in-the-money options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2010 was approximately $709 million and is expected to be recognized over a weighted average period of 2.56 years. Approximately 15 million shares outstanding as of May 31, 2010 are not expected to vest.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Stock-Based Compensation Expense and Valuation of Stock Options and Restricted Stock-Based Awards

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2010	2009	2008
Sales and marketing	$81	$67	$51
Software license updates and product support	17	13	10
Hardware systems products	3	—	—
Hardware systems support	2	—	—
Services	14	12	13
Research and development	172	155	114
General and administrative	132	93	69
Acquisition related and other	15	15	112

Total stock-based compensation	436	355	369
Estimated income tax benefit included in provision for income taxes	(146)	(122)	(128)

Total stock-based compensation, net of estimated income tax benefit	$290	$233	$241

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for fiscal 2010, 2009 and 2008:

	Year Ended May 31,
	2010	2009	2008
Expected life (in years)	4.7	5.3	5.0
Risk-free interest rate	2.1%	3.3%	4.6%
Volatility	31%	37%	29%
Dividend yield	0.9%	—	—
Weighted-average fair value per share	$5.21	$7.93	$7.53

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

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $812 million, $696 million and $1.2 billion for fiscal 2010, 2009 and 2008, respectively. The aggregate intrinsic value of options exercised and vesting of restricted stock-based awards was $647 million, $807 million and $2.0 billion for fiscal 2010, 2009 and 2008, respectively. In connection with these exercises and vesting of restricted stock-based awards, the tax benefits

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

realized by us were $203 million, $252 million and $588 million for fiscal 2010, 2009 and 2008, respectively. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $110 million, $194 million and $454 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) and have amended the Purchase Plan such that employees can purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2010, 75 million shares were reserved for future issuances under the Purchase Plan. We issued 3 million shares under the Purchase Plan in each of fiscal 2010, 2009 and 2008.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $282 million, $258 million and $234 million for fiscal 2010, 2009 and 2008, respectively. The number of plan participants in our defined contribution plans has generally increased in recent years primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per- pay-period basis as defined by the plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the plan, net of forfeitures, were $90 million, $78 million and $80 million in fiscal 2010, 2009 and 2008, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were approximately $216 million and $176 million as of May 31, 2010 and 2009, respectively, and are presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions. We deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expense was $29 million for fiscal 2010 (insignificant for fiscal 2009 and 2008). The aggregate projected benefit obligation and aggregate net funded status (net liability) of our defined benefit plans were $636 million and $196 million as of May 31, 2010, respectively.

15. INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2010	2009	2008
Domestic	$4,282	$3,745	$3,930
Foreign	3,961	4,089	3,904

Total income before provision for income taxes	$8,243	$7,834	$7,834

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2010	2009	2008
Current provision:
Federal	$1,307	$1,341	$1,325
State	299	361	231
Foreign	1,013	934	892

Total current provision	2,619	2,636	2,448

Deferred benefit:
Federal	(380)	(177)	(96)
State	(76)	(52)	(24)
Foreign	(55)	(166)	(15)

Total deferred benefit	(511)	(395)	(135)

Total provision for income taxes	$2,108	$2,241	$2,313

Effective income tax rate	25.6%	28.6%	29.5%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2010	2009	2008
Tax provision at statutory rate	$2,885	$2,742	$2,742
Foreign earnings at other than United States rates	(672)	(673)	(569)
State tax expense, net of federal benefit	161	201	135
Settlements and releases from judicial decisions and statute expirations, net	(315)	25	(20)
Other, net	49	(54)	25

Total provision for income taxes	$2,108	$2,241	$2,313

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2010	2009
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Unremitted earnings of foreign subsidiaries	(100)	(117)
Acquired intangible assets	(1,748)	(1,831)
Depreciation and amortization	(24)	—
Other	—	(1)

Total deferred tax liabilities	$(2,002)	$(2,079)

Deferred tax assets:
Accruals and allowances	$629	$492
Employee compensation and benefits	649	401
Differences in timing of revenue recognition	67	141
Depreciation and amortization	—	219
Tax credit and net operating loss carryforwards	2,916	1,201
Other	250	44

Total deferred tax assets	$4,511	$2,498

Valuation allowance	$(649)	$(137)

Net deferred tax assets	$1,860	$282

Recorded as:
Current deferred tax assets	$1,159	$661
Non-current deferred tax assets (in other assets)	1,267	145
Current deferred tax liabilities (in other current liabilities)	(142)	(44)
Non-current deferred tax liabilities	(424)	(480)

Net deferred tax assets	$1,860	$282

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2010, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $13.0 billion and $4.7 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $3.6 billion and $1.5 billion, respectively.

Our net deferred tax assets increased from $282 million as of May 31, 2009 to $1.9 billion as of May 31, 2010, primarily as a result of our acquisition of Sun. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $649 million at May 31, 2010 and $137 million at May 31, 2009. The net increase is primarily attributable to deferred taxes of Sun, principally state and foreign attributes. Substantially all of the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

valuation allowance relates to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2010, we had federal net operating loss carryforwards of approximately $1.6 billion. These losses expire in various years between fiscal 2012 and fiscal 2029, and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $3.8 billion, which expire between fiscal 2011 and fiscal 2029, and are subject to limitations on their utilization. We had foreign net operating loss carryforwards of approximately $1.3 billion, which are subject to limitations on their utilization. Approximately $1.2 billion of these net operating losses are not currently subject to expiration dates. The remainder, approximately $90 million, expires between fiscal 2011 and fiscal 2030. We had tax credit carryforwards of approximately $1.2 billion, which are subject to limitations on their utilization. Approximately $405 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $791 million, expires in various years between fiscal 2011 and fiscal 2029.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2010	2009	2008
Gross unrecognized tax benefits as of June 1	$2,262	$1,693	$1,251
Increases related to tax positions from prior fiscal years	94	434	256
Decreases related to tax positions from prior fiscal years	(491)	(86)	(5)
Increases related to tax positions taken during current fiscal year	813	370	180
Settlements with tax authorities	(88)	(41)	(20)
Lapses of statutes of limitation	(48)	(25)	(24)
Other, net	(15)	(83)	55

Total gross unrecognized tax benefits as of May 31	$2,527	$2,262	$1,693

As of May 31, 2010, $1.9 billion of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $3 million during fiscal 2010. The amount of interest and penalties accrued as of May 31, 2010 was $576 million.

During fiscal 2010, the provision for income taxes was reduced due to recent judicial decisions, including the March 2010 U.S. Court of Appeals Ninth Circuit ruling in Xilinx v. Commissioner, and settlements with various worldwide tax authorities.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2008. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, issues related to certain capital gains and losses, extraterritorial income exemptions, domestic production activity deductions, stewardship deductions, stock-based compensation and foreign tax credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2010, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $399 million ($353 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2010, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $187 million ($53 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing and a technical matter of corporate restructuring, which would be affected by the possible passage of favorable legislation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

We previously negotiated three successive unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of the agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for another renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized two bilateral Advance Pricing Agreements, one of which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a request for a renewal of this agreement for the years ending May 31, 2007 through May 31, 2011. There can be no guarantee that such negotiations will result in an agreement. The additional bilateral agreement covers the period from June 1, 2001 through January 25, 2008.

16.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. As a result of our acquisition of Sun, we entered into a new hardware systems business with two operating segments as described further below. We have three businesses—software, hardware systems and services—which are further divided into seven operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

The new software licenses line of business is engaged in the licensing of database and middleware software as well as our applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, content management software, portal and user interaction software, Service-Oriented Architecture and business process management software, data integration software and development tools. As a result of our acquisition of Sun, we acquired certain software technologies that expanded and enhanced our existing database and middleware software product offerings, including Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as customer relationship management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, enterprise project portfolio management, enterprise performance management, procurement, sales, services, enterprise resource planning and supply chain planning.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

The consulting line of business primarily provides services to customers in business strategy and analysis, business process simplification, solutions integration and the implementation, enhancement and upgrade of our database, middleware and applications software. On Demand includes Oracle On Demand and Advanced Customer Services. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that are delivered at our data center facilities, select partner data centers or customer facilities. Advanced Customer Services consists of solution lifecycle management services, industry-specific solution support centers, hardware systems expert services, packaged offerings that support the installation and optimization of our hardware products and remote and on-site expert services. The education line of business provides instructor-led, media-based and internet-based training in the use of our software and hardware products.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments results.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

The following table presents a summary of our businesses’ and operating segments’ results:

	Year Ended May 31,
(in millions)	2010	2009	2008
New software licenses:
Revenues(1)	$7,525	$7,112	$7,501
Sales and distribution expenses	3,980	4,006	4,040

Margin(2)	$3,545	$3,106	$3,461
Software license updates and product support:
Revenues(1)	$13,175	$11,997	$10,507
Software license update and product support expenses	958	1,012	933

Margin(2)	$12,217	$10,985	$9,574
Total software business:
Revenues(1)	$20,700	$19,109	$18,008
Expenses	4,938	5,018	4,973

Margin(2)	$15,762	$14,091	$13,035
Hardware systems products:
Revenues	$1,493	$—	$—
Hardware systems products expenses	850	—	—
Sales and distribution expenses	307	—	—

Margin(2)	$336	$—	$—
Hardware systems support:
Revenues(1)	$912	$—	$—
Hardware systems support expenses	408	—	—

Margin (2)	$504	$—	$—
Total hardware systems business:
Revenues (1)	$2,405	$—	$—
Expenses	1,565	—	—

Margin (2)	$840	$—	$—
Consulting:
Revenues(1)	$2,705	$3,221	$3,454
Services expenses	2,319	2,686	2,914

Margin(2)	$386	$535	$540
On Demand:
Revenues(1)	$887	$780	$695
Services expenses	679	566	569

Margin(2)	$208	$214	$126
Education:
Revenues(1)	$337	$385	$452
Services expenses	247	282	314

Margin(2)	$90	$103	$138
Total services business:
Revenues(1)	$3,929	$4,386	$4,601
Services expenses	3,245	3,534	3,797

Margin(2)	$684	$852	$804
Totals:
Revenues(1)	$27,034	$23,495	$22,609
Expenses	9,748	8,552	8,770

Margin(2)	$17,286	$14,943	$13,839

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

(1)

Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for management reporting included $86 million, $243 million and $179 million of revenues that we did not recognize in the accompanying consolidated statements of operations in fiscal 2010, 2009 and 2008, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $128 million in fiscal 2010. See Note 10 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

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

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2010	2009	2008
Total revenues for reportable segments	$27,034	$23,495	$22,609
Software license updates and product support revenues(1)	(86)	(243)	(179)
Hardware systems support revenues(1)	(128)	—	—

Total revenues	$26,820	$23,252	$22,430

Total margin for reportable segments	$17,286	$14,943	$13,839
Software license updates and product support revenues(1)	(86)	(243)	(179)
Hardware systems support revenues(1)	(128)	—	—
Hardware systems products expenses(2)	(29)	—	—
Product development and information technology expenses	(3,479)	(2,984)	(3,012)
Marketing and partner program expenses	(503)	(439)	(460)
Corporate and general and administrative expenses	(755)	(634)	(677)
Amortization of intangible assets	(1,973)	(1,713)	(1,212)
Acquisition related and other	(154)	(117)	(124)
Restructuring	(622)	(117)	(41)
Stock-based compensation	(421)	(340)	(257)
Interest expense	(754)	(630)	(394)
Non-operating income (expense), net	(139)	108	351

Income before provision for income taxes	$8,243	$7,834	$7,834

(1)	Software license updates and product support revenues for management reporting include $86 million, $243 million and $179 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for fiscal 2010, 2009 and 2008, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $128 million for fiscal 2010. See Note 10 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

(2)	Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in the periods presented. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The amount included in hardware systems products expenses above is intended to adjust these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as a standalone entity upon the sale of these inventories. If we assume inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for fiscal 2010, 2009 or 2008.

	As of and for the Year Ended May 31,
	2010		2009		2008
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$11,472	$2,141	$10,190	$1,466	$9,650	$1,465
United Kingdom	1,685	136	1,587	89	1,655	110
Japan	1,349	505	1,189	485	1,068	207
Germany	1,112	20	956	5	983	9
France	965	24	856	8	858	21
Canada	888	10	737	13	737	15
Other countries	9,349	660	7,737	462	7,479	532

Total	$26,820	$3,496	$23,252	$2,528	$22,430	$2,359

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and restricted stock-based awards and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended May 31,
(in millions, except per share data)	2010	2009	2008
Net income	$6,135	$5,593	$5,521

Weighted average common shares outstanding	5,014	5,070	5,133
Dilutive effect of employee stock plans	59	60	96

Diluted weighted average common shares outstanding	5,073	5,130	5,229

Basic earnings per share	$1.22	$1.10	$1.08
Diluted earnings per share	$1.21	$1.09	$1.06
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	141	173	98

(1)

These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future. See Note 14 for information regarding the exercise prices of our outstanding, unexercised options.

18.	LEGAL PROCEEDINGS

Securities Class Action

Stockholder class actions were filed in the United States District Court for the Northern District of California against us and our Chief Executive Officer on and after March 9, 2001. Between March 2002 and March 2003,

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

On June 16, 2009, the court issued an order granting defendants’ motion for summary judgment and denying plaintiffs’ motion for summary judgment against our Chief Executive Officer, and it entered a judgment dismissing the entire case with prejudice. On July 14, 2009, plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on November 30, 2009. Defendants filed their opposition brief on February 4, 2010, and plaintiffs filed their reply on March 15, 2010. The court has scheduled oral argument on this appeal for July 13, 2010. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

EpicRealm/Parallel Networks Intellectual Property Litigation

On June 30, 2006, we filed a declaratory judgment action against EpicRealm Licensing, LP (“EpicRealm”) in the United States District Court, District of Delaware, seeking a judicial declaration of noninfringement and invalidity of U.S. Patent Nos. 5,894,554 (the ‘554 Patent) and 6,415,335B1 (the ‘335 Patent). We filed the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part Parallel Networks’s motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, Parallel Networks filed a notice of appeal. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. The appellate court heard oral argument on December 10, 2009 after full briefing. On April 28, 2010, the Federal Circuit issued a decision vacating the district court’s grant of summary judgment of noninfringement in Oracle’s favor and remanding the case to the district court for further proceedings. On May 28, 2010, Oracle filed a Petition for Rehearing with the Federal Circuit which was denied on June 11, 2010. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2010

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

On March 3, 2010, the SAP Defendants and Oracle each filed motions for partial summary judgment. Opposition briefs were filed on March 31, 2010, and reply briefs were filed April 14, 2010. The Court heard oral argument on the motions for partial summary judgment on May 5, 2010, but has not yet ruled on the motions.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Trade Receivable Allowances
Year Ended:
May 31, 2008	$306	164	(182)	15	$303

May 31, 2009	$303	118	(128)	(23)	$270

May 31, 2010	$270	143	(92)	(16)	$305

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 30, 2010	By:	/s/ LAWRENCE J. ELLISON
Lawrence J. Ellison
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2010

/S/ JEFF EPSTEIN Jeff Epstein	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 30, 2010

/S/ WILLIAM COREY WEST William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 30, 2010

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors	June 30, 2010

/S/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 30, 2010

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 30, 2010

/S/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 30, 2010

/S/ SAFRA A. CATZ Safra A. Catz	President and Director	June 30, 2010

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 30, 2010

/S/ GEORGE H. CONRADES George H. Conrades	Director	June 30, 2010

/S/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 30, 2010

/S/ DONALD L. LUCAS Donald L. Lucas	Director	June 30, 2010

/S/ CHARLES E. PHILLIPS, JR. Charles E. Phillips, Jr.	President and Director	June 30, 2010

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 30, 2010

ORACLE CORPORATION

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

2.01	Agreement and Plan of Merger, dated April 19, 2009, among Oracle Corporation, Sun Microsystems, Inc. and Soda Acquisition Corporation	8-K	000-15086	2.1	4/20/09	Sun Microsystems, Inc.

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Forms of Old 2011 Note and Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Forms of New 5.00% Note due 2011 and New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.125% Notes due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009						X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 13, 2009	10-Q	000-51788	10.03	9/21/09	Oracle Corporation

10.04*	The 1991 Long-Term Equity Incentive Plan, as amended through October 18, 1999	10-Q	000-14376	10.11	1/14/00	Oracle Systems Corporation

10.05*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated January 7, 2000	10-K	000-14376	10.09	8/28/00	Oracle Systems Corporation

10.06*	Amendment to the 1991 Long-Term Equity Incentive Plan, dated June 2, 2000	10-K	000-14376	10.10	8/28/00	Oracle Systems Corporation

10.07*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004	8-K	000-14376	10.07	11/4/04	Oracle Systems Corporation

10.08*	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan	10-Q	000-51788	10.08	9/26/07	Oracle Corporation

10.09*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-14376	10.09	9/17/04	Oracle Systems Corporation

10.10*	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	000-14376	10.10	9/17/04	Oracle Systems Corporation

10.11*	Letter dated September 15, 2004 confirming severance arrangement contained in Offer Letter dated May 14, 2003 to Charles E. Phillips, Jr. and Employment Agreement dated May 15, 2003	10-Q	000-14376	10.11	9/17/04	Oracle Systems Corporation

10.12*	Amendment dated August 26, 2005, to the Offer Letter dated May 14, 2003, to Charles E. Phillips, Jr.	8-K	000-14376	10.25	8/30/05	Oracle Systems Corporation

10.13*	Offer letter dated September 7, 2004 to Juergen Rottler and Employment Agreement dated September 3, 2004	10-Q	000-14376	10.13	9/17/04	Oracle Systems Corporation

10.14*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Non-Sales	10-Q	000-14376	10.29	1/5/06	Oracle Systems Corporation

10.15*	Form of Executive Bonus Plan Agreements for the Oracle Executive Bonus Plan, Sales and Consulting	10-Q	000-14376	10.30	1/5/06	Oracle Systems Corporation

10.16	Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

10.17	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006	8-K	000-51788	10.3	2/9/06	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

10.18	$3,000,000,000 5-Year Revolving Credit Agreement dated as of March 15, 2006, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.4	3/21/06	Oracle Corporation

10.19	$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 18, 2008, among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.29	3/21/08	Oracle Corporation

10.20*	Offer letter dated August 19, 2008 to Jeffrey E. Epstein and employment agreement dated August 19, 2008	8-K	000-51788	10.23	8/27/08	Oracle Corporation

10.21*	Description of the Fiscal Year 2009 Executive Bonus Plan	8-K	000-51788	10.24	10/16/08	Oracle Corporation

10.22*	Employment Agreement of Loic Le Guisquet dated November 18, 1999	10-Q	000-51788	10.25	3/23/09	Oracle Corporation

10.23	$2,000,000,000 364-Day Revolving Credit Agreement dated as of March 17, 2009, among Oracle Corporation and the lenders and agents named therein	10-Q	000-51788	10.26	3/23/09	Oracle Corporation

10.24*	Description of the Fiscal Year 2010 Executive Bonus Plan	10-Q	000-51788	10.25	12/22/09	Oracle Corporation

10.25*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.26*	Form of Change of Control Agreement executed by Sun Microsystems, Inc. and certain of Sun’s executive officers	10-Q	000-15086	10.1	2/6/09	Sun Microsystems, Inc.

10.27*	Form of Amendment to Change of Control Agreement executed by Sun Microsystems, Inc. and certain of Sun’s executive officers	8-K	000-15086	10.1	5/4/09	Sun Microsystems, Inc.

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No	Exhibit	Filing Date	Filed By

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2010 and 2009, (ii) Consolidated Statements of Operations for the years ended May 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Equity for the years ended May 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended May 31, 2010, 2009 and 2008, (v) Notes to Consolidated Financial Statements, tagged as blocks of text and (vi) Financial Statement Schedule II, tagged as a block of text.						X

*	Indicates management contract or compensatory plan or arrangement.