Form 10-Q
period 2010-08-31
ORACLE CORP
filed 2010-09-20
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

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

The number of shares of registrant’s common stock outstanding as of September 13, 2010 was: 5,027,114,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2010 and May 31, 2010

(Unaudited)

(in millions, except per share data)	August 31, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,018	$9,914
Marketable securities	11,619	8,555
Trade receivables, net of allowances for doubtful accounts of $329 and $305 as of August 31, 2010 and May 31, 2010, respectively	3,721	5,585
Inventories	235	259
Deferred tax assets	1,142	1,159
Prepaid expenses and other current assets	1,529	1,532

Total current assets	30,264	27,004

Non-current assets:
Property, plant and equipment, net	2,835	2,763
Intangible assets, net	9,124	9,321
Goodwill	20,901	20,425
Deferred tax assets	1,119	1,267
Other assets	1,012	798

Total non-current assets	34,991	34,574

Total assets	$65,255	$61,578

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$2,260	$3,145
Accounts payable	706	775
Accrued compensation and related benefits	1,438	1,895
Deferred revenues	6,903	5,900
Other current liabilities	2,493	2,976

Total current liabilities	13,800	14,691

Non-current liabilities:
Notes payable and other non-current borrowings	14,778	11,510
Income taxes payable	2,679	2,695
Deferred tax liabilities	349	424
Other non-current liabilities	1,137	1,059

Total non-current liabilities	18,943	15,688

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,025 shares as of August 31, 2010 and 5,026 shares as of May 31, 2010	14,923	14,648
Retained earnings	17,027	16,146
Accumulated other comprehensive income	156	4

Total Oracle Corporation stockholders’ equity	32,106	30,798
Noncontrolling interests	406	401

Total equity	32,512	31,199

Total liabilities and equity	$65,255	$61,578

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2010 and 2009

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2010	2009
Revenues:
New software licenses	$1,286	$1,028
Software license updates and product support	3,450	3,117

Software revenues	4,736	4,145
Hardware systems products	1,079	—
Hardware systems support	619	—

Hardware systems revenues	1,698	—
Services	1,068	909

Total revenues	7,502	5,054

Operating expenses:
Sales and marketing	1,333	960
Software license updates and product support	308	226
Hardware systems products	557	—
Hardware systems support	301	—
Services	896	782
Research and development	1,103	660
General and administrative	272	201
Amortization of intangible assets	603	431
Acquisition related and other	83	6
Restructuring	129	48

Total operating expenses	5,585	3,314

Operating income	1,917	1,740
Interest expense	(196)	(179)
Non-operating income, net	74	1

Income before provision for income taxes	1,795	1,562
Provision for income taxes	443	438

Net income	$1,352	$1,124

Earnings per share:
Basic	$0.27	$0.22

Diluted	$0.27	$0.22

Weighted average common shares outstanding:
Basic	5,026	5,009

Diluted	5,083	5,063

Dividends declared per common share	$0.05	$0.05

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2010 and 2009

(Unaudited)

	Three Months Ended August 31,
(in millions)	2010	2009
Cash Flows From Operating Activities:
Net income	$1,352	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99	61
Amortization of intangible assets	603	431
Deferred income taxes	(15)	(75)
Stock-based compensation	130	84
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	24	51
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(10)	(30)
Other, net	26	40
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,942	1,870
Decrease in inventories	11	—
Decrease in prepaid expenses and other assets	348	251
Decrease in accounts payable and other liabilities	(898)	(642)
Decrease in income taxes payable	(529)	(9)
Increase in deferred revenues	734	582

Net cash provided by operating activities	3,817	3,738

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(7,650)	(2,760)
Proceeds from maturities and sales of marketable securities and other investments	4,684	1,947
Acquisitions, net of cash acquired	(832)	(79)
Capital expenditures	(118)	(55)

Net cash used for investing activities	(3,916)	(947)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(249)	(244)
Proceeds from issuances of common stock	169	247
Payment of dividends to stockholders	(251)	(251)
Proceeds from borrowings, net of issuance costs	3,204	4,461
Repayments of borrowings	(885)	—
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	10	30
Distributions to noncontrolling interests	(38)	(34)

Net cash provided by financing activities	1,960	4,209

Effect of exchange rate changes on cash and cash equivalents	243	103

Net increase in cash and cash equivalents	2,104	7,103
Cash and cash equivalents at beginning of period	9,914	8,995

Cash and cash equivalents at end of period	$12,018	$16,098

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$1	$—
Decrease in unsettled repurchases of common stock	$—	$(1)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

On January 26, 2010, we completed our acquisition of Sun Microsystems, Inc. (Sun), a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. As a result of our acquisition of Sun, we entered into the hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support. In addition, we enhanced our existing software and services businesses with additional offerings.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2011.

There have been no significant changes in new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period has ended, and certain other operating expenses, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options or restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options or restricted stock-based awards.

	Three Months Ended August 31,
(in millions)	2010	2009
Transitional and other employee related costs	$49	$3
Stock-based compensation	1	—
Professional fees and other, net	31	3
Business combination adjustments, net	2	—

Total acquisition related and other expenses	$83	$6

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

Limited and Oracle Corporation Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended August 31,
(in millions)	2010	2009
Interest income	$34	$35
Foreign currency gains (losses), net	49	(19)
Noncontrolling interests in income	(26)	(24)
Other income, net	17	9

Total non-operating income, net	$74	$1

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, net foreign currency translation gains and losses, net gains and losses related to certain of our derivative financial instruments that were reflected in Oracle Corporation stockholders’ equity, net unrealized gains and losses related to defined benefit plans and net unrealized gains and losses on marketable debt and equity securities that we classify as available-for-sale. The following table sets forth the calculation of comprehensive income:

	Three Months Ended August 31,
(in millions)	2010	2009
Net income	$1,352	$1,124
Foreign currency translation gains, net	150	52
Unrealized gains on defined benefit plans, net	2	—
Unrealized loss on derivative financial instruments, net	—	(7)

Comprehensive income	$1,504	$1,169

Recent Accounting Pronouncements

Disclosure Requirements Related to Financing Receivables:    In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables (ASU 2010-20). ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will adopt ASU 2010-20 in our third quarter of fiscal 2011, except for certain of the provisions of this update that will be effective in our fourth quarter of fiscal 2011. We are currently evaluating the impact of the pending adoption of ASU 2010-20 on our consolidated financial statements.

Milestone Method of Revenue Recognition:    In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in our first quarter of fiscal

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

2012 and should be applied prospectively. Early adoption is permitted. If we were to adopt ASU 2010-17 prior to the first quarter of fiscal 2012, we must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

Disclosure Requirements Related to Fair Value Measurements:    In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2011 Acquisitions

On August 11, 2010, we completed our acquisition of Phase Forward Incorporated (Phase Forward), a provider of applications for life sciences companies and healthcare providers. We have included the financial results of Phase Forward in our consolidated financial statements from the date of acquisition. The total purchase price for Phase Forward was approximately $785 million, which consisted of approximately $784 million in cash and $1 million for the fair value of restricted stock-based awards assumed. In allocating the total purchase price for Phase Forward based on estimated fair values, we preliminarily recorded $402 million of goodwill, $370 million of identifiable intangible assets, $20 million of in-process research and development and $7 million of net tangible liabilities.

During the first quarter of fiscal 2011, we acquired certain other companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates.

The preliminary purchase price allocations for each of these acquisitions completed during the first quarter of fiscal 2011 were based upon a preliminary valuation and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Fiscal 2010 Acquisitions

Acquisition of Sun Microsystems, Inc.

On January 26, 2010 we completed our acquisition of Sun, a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. We acquired Sun to, among other things, expand our product offerings by adding Sun’s existing hardware systems business and broadening our software and services offerings. We have included the financial results of Sun in our consolidated financial statements from the date of acquisition. For the first quarter of fiscal 2011, Sun contributed $225 million to our total software revenues and $1.7 billion to our total hardware systems revenues. Other revenue and earnings contributions from Sun were not separately identifiable due to our integration activities.

The total purchase price for Sun was $7.3 billion which consisted of $7.2 billion in cash paid to acquire the outstanding common stock of Sun and $99 million for the fair value of stock options and restricted-stock based

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

awards assumed. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $1.3 billion of goodwill, $3.3 billion of identifiable intangible assets, $415 million of in-process research and development and $2.2 billion of net tangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in finalizing these preliminary valuations during the measurement period.

Other Fiscal 2010 Acquisitions

During fiscal 2010, we acquired certain other companies and purchased certain technology and development assets to expand our product and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. The preliminary purchase price allocations for certain of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Sun, Phase Forward and certain other companies that we acquired since the beginning of fiscal 2010 (which were collectively significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which are preliminary), the elimination of certain goodwill and intangible asset impairment charges incurred by Sun, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for certain borrowings and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of fiscal 2010.

The unaudited pro forma financial information for the three months ended August 31, 2010 combined the historical results of Oracle for the three months ended August 31, 2010, the adjusted historical results of Phase Forward for the three months ended June 30, 2010 (due to differences in reporting periods), and the effects of the pro forma adjustments listed above.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

The unaudited pro forma financial information for the three months ended August 31, 2009 combined the historical results of Oracle for the three months ended August 31, 2009, the historical results of Phase Forward for the three months ended June 30, 2009 (due to differences in reporting periods), the historical results of Sun for the three months ended September 27, 2009 (due to differences in reporting periods) and the historical results for certain other companies that we acquired since the beginning of fiscal 2010 based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended August 31,
(in millions, except per share data)	2010	2009
Total revenues	$7,548	$7,374
Net income	$1,346	$928
Basic earnings per share	$0.27	$0.19
Diluted earnings per share	$0.26	$0.18

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with the guidance provided by the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

Our assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	August 31, 2010			May 31, 2010
	Fair Value Measurements Using Input Types		Total	Fair Value Measurements Using Input Types		Total
(in millions)	Level 1	Level 2		Level 1	Level 2
Assets:
Money market funds	$1,578	$—	$1,578	$2,423	$—	$2,423
U.S. Treasury, U.S. government and U.S. government agency debt securities	4,975	—	4,975	3,010	—	3,010
Commercial paper debt securities	—	6,630	6,630	—	3,378	3,378
Corporate debt securities and other	—	2,219	2,219	—	2,256	2,256
Derivative financial instruments	—	79	79	—	33	33

Total assets	$6,553	$8,928	$15,481	$5,433	$5,667	$11,100

Our valuation techniques used to measure the fair values of our money market funds, U.S. Treasury, U.S. government and U.S. government agency debt securities, that were classified as Level 1 in the table above, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of all other instruments listed in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. Our discounted cash flow techniques used observable market inputs such as LIBOR-based yield curves, among others.

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our condensed consolidated financial statements. Based on the trading prices of our $17.0 billion and $14.6 billion of borrowings, which consisted of senior notes that were outstanding at August 31, 2010 and senior notes and commercial paper notes that were outstanding as of May 31, 2010 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at August 31, 2010 and May 31, 2010 were $19.2 billion and $15.9 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	August 31, 2010	May 31, 2010
Raw materials	$89	$95
Work-in-process	42	43
Finished goods	104	121

Total	$235	$259

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2011 and the net book values of intangible assets at August 31, 2010 and May 31, 2010 were as follows:

(Dollars in millions)	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	May 31, 2010	Additions	August 31, 2010	May 31, 2010	Expense	August 31, 2010	May 31, 2010	August 31, 2010
Software support agreements and related relationships	$5,078	$9	$5,087	$(2,175)	$(141)	$(2,316)	$2,903	$2,771	9 years
Hardware systems support agreements and related relationships	759	—	759	(29)	(29)	(58)	730	701	7 years
Developed technology	5,338	164	5,502	(2,736)	(240)	(2,976)	2,602	2,526	5 years
Core technology	2,111	20	2,131	(964)	(78)	(1,042)	1,147	1,089	5 years
Customer relationships	1,765	212	1,977	(554)	(98)	(652)	1,211	1,325	7 years
Trademarks	504	12	516	(161)	(17)	(178)	343	338	7 years

Total intangible assets subject to amortization	15,555	417	15,972	(6,619)	(603)	(7,222)	8,936	8,750
In-process research and development	385	(11)	374	—	—	—	385	374	N.A.

Total intangible assets, net	$15,940	$406	$16,346	$(6,619)	$(603)	$(7,222)	$9,321	$9,124

Total amortization expense related to our intangible assets was $603 million and $431 million for the three months ended August 31, 2010 and 2009, respectively. As of August 31, 2010, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2011	$1,740
Fiscal 2012	2,074
Fiscal 2013	1,705
Fiscal 2014	1,408
Fiscal 2015	1,058
Fiscal 2016	575
Thereafter	190

Total intangible assets subject to amortization	8,750
In-process research and development	374

Total intangible assets, net	$9,124

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, by operating segment for the three months ended August 31, 2010 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Services	Total
Balances as of May 31, 2010	$5,995	$11,802	$923	$1,705	$20,425
Goodwill from acquisitions	447	19	—	2	468
Goodwill adjustments(1)	1	2	5	—	8

Balances as of August 31, 2010	$6,443	$11,823	$928	$1,707	$20,901

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments for acquisitions consummated since the adoption of the revised guidance for business combinations were not significant to our previously reported operating results or financial position.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes, and together with the 2020 Notes, the Senior Notes). We issued the Senior Notes in order to repay indebtedness, including repayment of our 5.00% senior notes that are due January 2011 ($2.2 billion principal amount outstanding as of August 31, 2010), for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of floating rate senior notes that matured in May 2010. As part of the offering of these Senior Notes, we entered into a registration rights agreement with the initial purchasers for the benefit of the holders of the Senior Notes in which we agreed that we will file with the SEC a registration statement with respect to senior notes identical in all material respects to the Senior Notes within fourteen months after the issue date of the Senior Notes and use commercially reasonable efforts to cause the registration statement to be declared effective under the U.S. Securities Act of 1933, as amended. If we fail to perform our registration obligations, holders of the Senior Notes will be entitled to additional payments based upon an additional interest rate of 0.25% per year that will accrue and be payable to holders of the Senior Notes generally from the date of the registration default. Upon the cure of a registration default, the interest rate on the Senior Notes will be reduced to the original interest rate.

The effective interest yields of the 2020 Notes and 2040 Notes at August 31, 2010 were 3.93% and 5.45%, respectively. Interest on the Senior Notes is payable semi-annually. All of the Senior Notes may be redeemed at any time, subject to payment of a make-whole premium. The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (See Note 8 of Notes to Consolidated Financial Statements included in our fiscal 2010 Annual Report on Form 10-K for further information on our commercial paper program) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are effectively senior to the Senior Notes and any of our commercial paper notes. We were in compliance with all debt-related covenants at August 31, 2010. Future principal payments for all of our borrowings at August 31, 2010 were as follows (in millions):

Remainder of Fiscal 2011	$2,250
Fiscal 2012	—
Fiscal 2013	1,250
Fiscal 2014	—
Fiscal 2015	1,500
Fiscal 2016	2,000
Thereafter	10,000

Total	$17,000

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

7.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

total estimated restructuring costs associated with the Sun Restructuring Plan are $1.1 billion consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. We recorded $94 million of restructuring expenses in connection with the Sun Restructuring Plan in the first quarter of fiscal 2011 and we expect to incur the majority of the approximately $661 million of remaining expenses pursuant to the Sun Restructuring Plan through fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2010(2)	Three Months Ended August 31, 2010				Accrued August 31, 2010(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan
New software licenses	$5	$15	$—	$(7)	$—	$13	$21	$88
Software license updates and product support	3	7	—	(2)	—	8	13	89
Hardware systems business	42	10	—	(45)	(1)	6	71	98
Services	8	6	—	(9)	—	5	17	152
General and administrative and other(1)	29	56	—	(16)	(5)	64	314	670

Total Sun Restructuring	$87	$94	$—	$(79)	$(6)	$96	$436	$1,097

Total other restructuring plans	$459	$37	$(4)	$(101)	$15	$406

Total restructuring plans(6)	$546	$131	$(4)	$(180)	$9	$502

(1)	Other includes severance costs related to operating segments that were not individually or collectively significant, facilities related restructuring expenses and contract termination costs.

(2)

Accrued restructuring for our most significant restructuring plans at August 31, 2010 and May 31, 2010 was $502 million and $546 million, respectively. The balances at August 31, 2010 and May 31, 2010 include $261 million and $290 million recorded in other current liabilities, respectively, and $241 million and $256 million recorded in other non-current liabilities, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)

All plan adjustments are changes in estimates whereby all increases in costs are generally recorded to operating expenses in the period of adjustment with decreases in the costs of our Oracle-based plans and the Sun Restructuring Plan being recorded to operating expenses and decreases in costs of our acquisition related plans adopted prior to fiscal 2010 recorded as adjustments to goodwill.

(5)	Represents foreign currency translation and other adjustments.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed the most significant.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2010	May 31, 2010
Software license updates and product support	$5,535	$4,618
Hardware systems support	563	537
Services	407	376
New software licenses	353	330
Hardware systems products	45	39

Deferred revenues, current	6,903	5,900
Deferred revenues, non-current (in other non-current liabilities)	375	388

Total deferred revenues	$7,278	$6,288

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions and software license transactions that cannot be segmented from consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met, transactions involving customer specific acceptance provisions and transactions that cannot be segmented from consulting or other services that have yet to be delivered.

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the software license updates and product support obligations and hardware systems support obligations assumed from our acquired companies. We have estimated the fair values of the support obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the acquired support obligations. Substantially all of the fair value adjustments recorded for support obligations assumed reduce the software license updates and product support and hardware systems support deferred revenues balances that we record as liabilities and also reduce the resulting revenues that we recognize over the support contract term of the acquired contracts during the post-combination periods.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Fair Value Hedges

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statement of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense.

We do not use any interest rate swap agreements for trading purposes.

Cash Flow Hedges

In relation to the variable interest obligations associated with our floating rate senior notes that were due and repaid in May 2010 (Floating Rate Notes), we had entered into certain variable to fixed interest rate swap agreements to manage the economic effects of the variable interest obligations and designated these agreements as qualifying cash flow hedges. Upon repayment of the Floating Rate Notes in May 2010, we settled the interest rate swap agreements associated with the Floating Rate Notes and no other arrangements were outstanding as of August 31, 2010. In the tables below, we have provided prior period information related to these cash flow hedges.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We entered into these net investment hedges for the majority of fiscal 2010. We suspended this program during our fourth quarter of fiscal 2010 and, as of August 31, 2010, we have no contracts of this nature outstanding. In the tables below, we have provided prior period information related to these net investment hedges.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and are subject to risks associated with the effects of certain foreign currency exposures. For the majority of fiscal 2010, we had a program that primarily utilized foreign currency forward contracts to offset these risks. This program was suspended during our fourth quarter of fiscal 2010 and we had a nominal amount of foreign currency forward contracts outstanding as of both August 31, 2010 and May 31, 2010. When this program was active, we entered into foreign currency forward contracts so that increases or decreases in our foreign currency exposures were offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency exposures typically arise from intercompany sublicense fees, intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Although we have suspended our historical foreign currency forward contract program, our subsidiaries continue to enter into cross-currency transactions and create cross-currency exposures via intercompany arrangements and we expect that these transactions and exposures will continue. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors.

Historically, we have neither used these foreign currency forward contracts for trading purposes nor have we designated these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we recorded the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

values of these forward contracts was prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts was non-operating income, net, for both realized and unrealized gains and losses. In the tables below, we have provided prior period information related to our foreign currency forward contracts that we did not designate as hedges.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheets

	August 31, 2010		May 31, 2010
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$79	Other assets	$33

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended August 31,			Three Months Ended August 31,			Three Months Ended August 31,
(in millions)	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Interest rate swap	$—	$(2)	Interest expense	$—	$(9)	Non-operating income, net	$—	$—

Net investment hedges:
Foreign currency forward contract	$—	$(11)	Not applicable	$—	$—	Non-operating income, net	$—	$1

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended August 31,			Three Months Ended August 31,
(in millions)		2010	2009		2010	2009
Fair value hedges:
Interest rate swaps	Interest expense	$46	$—	Interest expense	$(46)	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended August 31,
(in millions)		2010	2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income, net	$—	$(29)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of August 31, 2010, approximately $5.0 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 10.9 million shares for $249 million during the three months ended August 31, 2010 (including 0.6 million shares for $12 million that were repurchased but not settled) and 11.4 million shares for $243 million during the three months ended August 31, 2009 (including approximately 0.5 million shares for $11 million that were repurchased but not settled at August 31, 2009) under the applicable repurchase programs.

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

Dividends on Common Stock

In the first quarter of fiscal 2011, our Board of Directors declared a cash dividend of $0.05 per share of our outstanding common stock, which we paid during the same period.

In September 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on November 3, 2010 to stockholders of record as of the close of business on October 6, 2010. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2010	2009
Sales and marketing	$23	$16
Software license updates and product support	5	4
Hardware systems products	1	—
Hardware systems support	1	—
Services	4	3
Research and development	59	32
General and administrative	36	29
Acquisition related and other	1	—

Total stock-based compensation	$130	$84

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three months ended August 31, 2010 and 2009:

	Three Months Ended August 31,
	2010	2009
Expected life (in years)	5.2	5.3
Risk-free interest rate	1.8%	2.5%
Volatility	33%	32%
Dividend yield	0.9%	1.0%
Weighted-average fair value per share	$6.34	$6.33

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on U.S. Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by our Board of Directors and the volatility input is calculated based on the implied volatility of our longest-term, traded options.

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Our effective tax rate was 24.7% and 28.0% for the three months ended August 31, 2010 and 2009, respectively.

Our net deferred tax assets were $1.8 billion and $1.9 billion as of August 31, 2010 and May 31, 2010, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

We previously negotiated three successive unilateral Advance Pricing Agreements with the U.S. Internal Revenue Service (IRS) that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have submitted to the IRS a request for renewal of this Advance Pricing

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

Agreement for the years ending May 31, 2007 through May 31, 2011. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a renewal for the years ending May 31, 2007 through May 31, 2011. There can be no guarantee that such negotiations will result in an agreement. The additional bilateral agreement covers the period from June 1, 2001 through January 25, 2008.

12.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. As a result of our acquisition of Sun in our third quarter of fiscal 2010, we entered into a new hardware systems business with two operating segments as described further below. We have three businesses—software, hardware systems and services—which are further divided into seven operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

The new software licenses line of business is engaged in the licensing of database and middleware software as well as our applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, content management software, portal and user interaction software, Service-Oriented Architecture and business process management software, data integration software and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software provides enterprise information that enables companies to manage their business cycles and provide intelligence in functional areas such as customer relationship management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, enterprise project portfolio management, enterprise performance management, procurement, sales, services, enterprise resource planning and supply chain planning.

The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of computer server and storage product offerings. Most of our computer servers are based on our SPARC family of microprocessors and on microprocessors from Intel Corporation. Our servers range from high performance computing servers to cost efficient, entry-level servers, and run with our Solaris Operating System, Linux and certain other operating systems environments. Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments. Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services, and technical support services.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

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

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments’ results.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

The following table presents a summary of our businesses’ and operating segments’ results:

	Three Months Ended August 31,
(in millions)	2010	2009
New software licenses:
Revenues(1)	$1,282	$1,026
Sales and distribution expenses	892	812

Margin(2)	$390	$214
Software license updates and product support:
Revenues(1)	$3,475	$3,126
Software license update and product support expenses	273	208

Margin(2)	$3,202	$2,918
Total software business:
Revenues(1)	$4,757	$4,152
Expenses	1,165	1,020

Margin(2)	$3,592	$3,132
Hardware systems products:
Revenues	$1,079	$—
Hardware systems products expenses	554	—
Sales and distribution expenses	230	—

Margin(2)	$295	$—
Hardware systems support:
Revenues(1)	$680	$—
Hardware systems support expenses	292	—

Margin(2)	$388	$—
Total hardware systems business:
Revenues(1)	$1,759	$—
Expenses	1,076	—

Margin(2)	$683	$—
Consulting:
Revenues(1)	$663	$659
Services expenses	536	570

Margin(2)	$127	$89
On Demand:
Revenues(1)	$322	$180
Services expenses	250	123

Margin(2)	$72	$57
Education:
Revenues(1)	$87	$72
Services expenses	66	56

Margin(2)	$21	$16
Total services business:
Revenues(1)	$1,072	$911
Services expenses	852	749

Margin(2)	$220	$162
Totals:
Revenues(1)	$7,588	$5,063
Expenses	3,093	1,769

Margin(2)	$4,495	$3,294

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

(1)

Operating segment revenues differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for management reporting included $25 million and $9 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $61 million for the three months ended August 31, 2010. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

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

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2010	2009
Total revenues for reportable segments	$7,588	$5,063
Software license updates and product support revenues(1)	(25)	(9)
Hardware systems support revenues(1)	(61)	—

Total revenues	$7,502	$5,054

Total margin for reportable segments	$4,495	$3,294
Software license updates and product support revenues(1)	(25)	(9)
Hardware systems support revenues(1)	(61)	—
Product development and information technology expenses	(1,159)	(716)
Marketing and partner program expenses	(134)	(94)
Corporate and general and administrative expenses	(233)	(162)
Amortization of intangible assets	(603)	(431)
Acquisition related and other	(83)	(6)
Restructuring	(129)	(48)
Stock-based compensation	(129)	(84)
Interest expense	(196)	(179)
Non-operating income (expense), net	52	(3)

Income before provision for income taxes	$1,795	$1,562

(1)

Software license updates and product support revenues for management reporting include $25 million and $9 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $61 million for the three months ended August 31, 2010. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

13.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended August 31,
(in millions, except per share data)	2010	2009
Net income	$1,352	$1,124

Weighted average common shares outstanding	5,026	5,009
Dilutive effect of employee stock plans	57	54

Dilutive weighted average common shares outstanding	5,083	5,063

Basic earnings per share	$0.27	$0.22
Diluted earnings per share	$0.27	$0.22
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	159	201

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

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

On June 16, 2009, the court issued an order granting defendants’ motion for summary judgment and denying plaintiffs’ motion for summary judgment against our Chief Executive Officer, and it entered a judgment dismissing the entire case with prejudice. On July 14, 2009, plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on November 30, 2009. Defendants filed their opposition brief on February 4, 2010, and plaintiffs filed their reply on March 15, 2010. The court heard oral argument on July 13, 2010. The court has not yet ruled on this appeal. Plaintiffs seek unspecified damages plus interest, attorneys’ fees and costs, and equitable and injunctive relief. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part Parallel Networks’ motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

January 23, 2009, Parallel Networks filed a notice of appeal. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. The appellate court heard oral argument on December 10, 2009 after full briefing. On April 28, 2010, the Federal Circuit issued a decision vacating the district court’s grant of summary judgment of noninfringement in Oracle’s favor and remanding the case to the district court for further proceedings. On May 28, 2010, Oracle filed a Petition for Rehearing with the Federal Circuit which was denied on June 11, 2010. The parties have completed discovery. The court has not yet set a trial date. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

August 31, 2010

(Unaudited)

On August 26, 2009, the SAP Defendants filed an early motion for summary judgment directed to Oracle’s damages theory. After full briefing, the motion was heard on October 28, 2009. By order dated January 28, 2010, SAP’s motion for partial summary judgment was denied.

On March 3, 2010, the SAP Defendants and Oracle each filed a motion for partial summary judgment. After receiving briefing and hearing oral argument, the Court issued an order on August 17, 2010, granting in part and denying in part each of these motions. Regarding Oracle’s motion, the Court granted partial summary judgment regarding certain copyright infringement, Federal Computer Fraud and Abuse Act, and California Computer Data Access and Fraud Act claims against TomorrowNow. The Court also granted partial summary judgment regarding certain vicarious copyright infringement claims against SAP AG. Regarding the SAP Defendants’ motion, the Court found that Oracle EMEA Ltd. could not pursue claims in California. The Court further held that Oracle could not recover, as a measure of damages, “saved development costs” (that is, the amount the SAP Defendants would have had to pay to independently develop the software at issue).

On September 13, 2010, the Court approved a stipulation by the parties. Pursuant to the stipulation, TomorrowNow stipulated to all liability on all claims asserted against it in this action, and preserved no defenses as to that liability. TomorrowNow retains defenses as to damages. Under the stipulation, SAP AG and SAP America, Inc. stipulated to vicarious liability on the copyright claims against TomorrowNow. SAP AG and SAP America, Inc. retain all defenses related to damages.

Under the stipulation, the SAP Defendants agreed to entry of an injunction, enjoining TomorrowNow from: infringing Oracle’s copyrights in certain software and related support products; improperly accessing password-protected Oracle websites; using any automated downloading program on any Oracle website; or interfering with Oracle’s customers by offering support for their Oracle products using software or downloads obtained from a different customer.

The trial will go forward against SAP AG and SAP America, Inc. on Oracle’s claim for contributory copyright infringement and against all defendants for damages. The trial is set to begin on November 1, 2010, and is scheduled to last approximately four weeks.

Derivative Litigation and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors. Citing the claims in a qui tam action (discussed below), plaintiffs allege that Oracle improperly overcharged the United States government by failing to provide discounts required under its contract with the General Services Administration (GSA), and that Oracle made false statements to the United States government. Plaintiffs alleged that the officer and director defendants are responsible for this alleged conduct and have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control, and unjust enrichment. The plaintiffs seek compensatory and other damages, restitution, disgorgement of alleged illicit proceeds, punitive damages and other relief. Defendants’ time to respond to these complaints has not expired. As discussed in the paragraph below, Oracle believes that the claims in the qui tam action are meritless.

On June 16, 2009, the United States Department of Justice notified us that a qui tam action had been filed against the Company in the United States District Court for the Eastern District of Virginia and that the government was conducting an investigation of the allegations in the sealed complaint. On July 29, 2010, the United States government filed a Complaint in Intervention in that action, alleging that Oracle made false and fraudulent statements to the GSA in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2010

(Unaudited)

Oracle’s commercial customers, and discounts provided to government purchasers. The government alleges that Oracle also improperly manipulated commercial sales to avoid the discounting restrictions imposed by the GSA contract, reiterated and confirmed in 2001 false statements allegedly made during the 1997-98 contract negotiations, and breached a duty to inform the government about discounts offered to commercial customers. The Complaint in Intervention alleges False Claims Act violations and claims for breach of contract, fraud in the inducement, constructive fraud, fraud by omission, payment by mistake, and unjust enrichment. The Complaint in Intervention seeks statutory penalties and damages, including treble damages. Oracle’s time to respond has not expired. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” “will,” “is designed to” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2011, which runs from June 1, 2010 to May 31, 2011.

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

Software Business

Our software business, which represented 72% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:    We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. As a result of our acquisition of Sun, we acquired certain software technologies, including Java, which is a global software development platform used in a wide range of computers, networks and devices.

The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, and our acquisitions and foreign currency fluctuations. The substantial majority of our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 27% of our total revenues on a trailing 4-quarter basis. Our new software license segment’s margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short term. However, our new software license segment’s margins have been and will continue to be affected by the amortization of intangible assets associated with companies that we have acquired.

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

Software license updates and product support revenues, which represented approximately 46% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Support margins over the trailing 4-quarters were 85%, and accounted for 77% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•

substantially all of our customers purchase software license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software license revenues growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year periods assuming prices, renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software license transactions result in the sale of software license updates and product support contracts, which add to our support contract base; and

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We record adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $25 million and $9 million for the three months ended August 31, 2010 and 2009, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 23% of our total revenues in the first quarter of fiscal 2011 and we expect that it will continue to add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services or to develop new hardware products and services.

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

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers are differentiated by their size, cost, form factor or configuration (rack, blade or stand-alone systems) and customer environments that they target (general purpose or specialized systems). Our mid- and large-size servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Our SPARC servers run our Solaris operating system and are designed for the most demanding mission critical enterprise environments at any scale.

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

Our hardware systems support margins have been and will be affected by fair value adjustments relating to hardware systems support obligations assumed through, and by the amortization of intangible assets resulting from, our acquisition of Sun. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisition of Sun to their estimated fair values as of the acquisition date by an aggregate of $61 million for the first quarter of fiscal 2011. This amount would have been recorded as hardware systems support revenues by Sun as a standalone entity. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 14% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business and what we have recently achieved from our hardware business.

Consulting:    Our consulting line of business primarily provides services to customers in enterprise architecture design and implementation; business/IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products with which they relate and are performed after the customer’s purchase of the products. Our consulting revenues are dependent upon general economic conditions and the level of our product revenues, in particular the new software license sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Sun in the third quarter of fiscal 2010, among others. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our recent acquisitions.

We believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, amounts available under our existing debt facilities, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

In the first quarter of fiscal 2011, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 is impacted by our acquisitions, primarily the acquisition of Sun in our third quarter of fiscal 2010.

In our discussion of changes in our results of operations from the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the first quarter of fiscal 2010) to the growth in new software license revenues, software license updates and product support revenues, hardware systems products revenues and hardware systems support revenues. We also are able to quantify the total incremental expenses associated with our hardware systems products and hardware systems support segments. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

•

the quantifications cannot address the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we intend to focus our efforts on renewing hardware systems support contracts, the amounts shown as software license updates and product support deferred revenues and hardware systems support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. Our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses are affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses and hardware systems products segments) as certain expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2010, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2010 and August 31, 2009, our financial statements would reflect reported revenues of $1.27 million in the first quarter of fiscal 2011 (using 1.27 as the month-end average exchange rate for the period) and $1.42 million in the first quarter of fiscal 2010 (using 1.42 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the first quarter of fiscal 2011 and 2010 using the May 31, 2010 exchange rate and indicate, in this example, no change in revenues during these periods. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Total Revenues by Geography:
Americas	$3,904	46%	45%	$2,671
EMEA(1)	2,381	45%	55%	1,642
Asia Pacific(2)	1,217	64%	55%	741

Total revenues	7,502	48%	49%	5,054
Total Operating Expenses	5,585	69%	69%	3,314

Total Operating Margin	$1,917	10%	11%	$1,740

Total Operating Margin %	26%			34%
% Revenues by Geography:
Americas	52%			53%
EMEA	32%			32%
Asia Pacific	16%			15%
Total Revenues by Business:
Software	$4,736	14%	15%	$4,145
Hardware Systems	1,698	*	*	—
Services	1,068	18%	18%	909

Total revenues	$7,502	48%	49%	$5,054

% Revenues by Business:
Software	63%			82%
Hardware Systems	23%			0%
Services	14%			18%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

*	Not meaningful

Excluding the effect of foreign currency rate fluctuations, total revenues increased in the first quarter of fiscal 2011 due to a $1.7 billion revenue contribution from our new hardware systems business that resulted from our acquisition of Sun, an increase in our software business revenues resulting from growth in our new software licenses revenues and our software license updates and product support revenues and an increase in our services revenues resulting primarily from an increase in our On Demand revenues that resulted from our acquisition of Sun. Excluding the effect of currency rate fluctuations, the Americas contributed 50%, EMEA contributed 33% and Asia Pacific contributed 17% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, the increase in total operating expenses in the first quarter of fiscal 2011 was due to additional operating expenses incurred as a result of our acquisition of Sun, including increased expenses pertaining to hardware systems products sold and related hardware systems support offerings, additional employee related expenses including additional stock-based compensation, an increase in intangible asset amortization and increased restructuring expenses primarily as a result of our Sun Restructuring Plan.

On a constant currency basis, our operating margin increased during the first quarter of fiscal 2011 as the increase in total revenues exceeded the increase in total expenses. However, on a constant currency basis our operating margin as a percentage of revenues declined due to the post-combination contributions from our acquisition of Sun, which increased our total expenses at a faster rate than our total revenues.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense and income items:

	Three Months Ended August 31,
(in millions)	2010	2009
Supplemental Disclosure Related to Certain Charges:
Software license updates and product support deferred revenues(1)	$25	$9
Hardware systems support deferred revenues(1)	61	—
Amortization of intangible assets(2)	603	431
Acquisition related and other(3)(5)	83	6
Restructuring(4)	129	48
Stock-based compensation(5)	129	84
Income tax effects(6)	(253)	(162)

Total	$777	$416

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $25 million and $9 million for the three months ended August 31, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity in the amount of $61 million for the three months ended August 31, 2010.

Approximately $46 million, $19 million and $7 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2011, fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. In addition, approximately $87 million, $35 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2011, fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by Sun as an independent entity. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract values over the support renewal period.

(2)

Represents the amortization of intangible assets acquired in connection with our acquisitions. As of August 31, 2010, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2011	$1,740
Fiscal 2012	2,074
Fiscal 2013	1,705
Fiscal 2014	1,408
Fiscal 2015	1,058
Fiscal 2016	575
Thereafter	190

Total intangible assets subject to amortization	8,750
In-process research and development	374

Total intangible assets, net	$9,124

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period has ended, and certain other operating expenses, net.

(4)

Substantially all restructuring expenses during the first quarter of fiscal 2011 relate to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan and our Fiscal 2009 Oracle Restructuring Plan. Additional information regarding these restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2010	2009
Sales and marketing	$23	$16
Software license updates and product support	5	4
Hardware systems products	1	—
Hardware systems support	1	—
Services	4	3
Research and development	59	32
General and administrative	36	29

Subtotal	129	84
Acquisition related and other	1	—

Total stock-based compensation	$130	$84

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the expense items within the table above and resulted in an effective tax rate of 24.7% and 28.0% for the first quarter of fiscal 2011 and 2010, respectively, which was consistent with that derived as per our condensed consolidated statement of operations.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
New Software License Revenues:
Americas	$658	33%	32%	$495
EMEA	352	12%	18%	314
Asia Pacific	276	26%	19%	219

Total revenues	1,286	25%	25%	1,028
Expenses:
Sales and marketing(1)	1,065	13%	14%	944
Stock-based compensation	22	41%	41%	16
Amortization of intangible assets(2)	204	-1%	-1%	206

Total expenses	1,291	11%	14%	1,166

Total Margin	$(5)	96%	95%	$(138)

Total Margin %	0%			-13%
% Revenues by Geography:
Americas	51%			48%
EMEA	27%			31%
Asia Pacific	22%			21%
Revenues by Product:
Database and middleware	$937	32%	32%	$711
Applications	349	10%	10%	317

Total new software license revenues	$1,286	25%	25%	$1,028

% Revenues by Product:
Database and middleware	73%			69%
Applications	27%			31%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Total new software license revenues increased by 25% in the first quarter of fiscal 2011 due to growth across all major regions and product types and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 62%, EMEA contributed 21% and Asia Pacific contributed 17% to our new software license revenues growth during the first quarter of fiscal 2011.

In constant currency, database and middleware revenues and applications revenues increased by 32% and 10%, respectively, in the first quarter of fiscal 2011, and 13% and 8%, respectively, over the trailing 4-quarters, primarily due to improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, Sun contributed $150 million and other recent acquisitions contributed $10 million to the growth in our database and middleware revenues during the first quarter of fiscal 2011.

In reported currency, new software license revenues earned from transactions over $0.5 million increased by 18% in the first quarter of fiscal 2011 and represented 40% of our new software license revenues in the first quarter of fiscal 2011 in comparison to 42% in the first quarter of fiscal 2010.

Excluding the effect of favorable foreign currency rate fluctuations, total new software license expenses increased in the first quarter of fiscal 2011 primarily due to higher employee related and other operating expenses resulting from our acquisition of Sun and higher variable compensation expenses resulting from higher revenues.

New software license margin and margin as a percentage of revenues increased as our revenues increased at a faster rate than our expenses.

Software License Updates and Product Support:    Software license updates grant customers rights to unspecified software product upgrades and maintenance releases issued during the support period. Product support includes internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support segment include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support contracts and customer relationships obtained from acquisitions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Software License Updates and Product Support Revenues:
Americas	$1,884	11%	10%	$1,694
EMEA	1,105	7%	15%	1,032
Asia Pacific	461	18%	11%	391

Total revenues	3,450	11%	12%	3,117
Expenses:
Software license updates and product support(1)	303	36%	37%	222
Stock-based compensation	5	28%	28%	4
Amortization of intangible assets(2)	206	-3%	-3%	213

Total expenses	514	17%	17%	439

Total Margin	$2,936	10%	11%	$2,678

Total Margin %	85%			86%
% Revenues by Geography:
Americas	55%			54%
EMEA	32%			33%
Asia Pacific	13%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the first quarter of fiscal 2011 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal quarter and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 39% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the first quarter of fiscal 2011 included incremental revenues of $75 million from Sun and $22 million from our other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $25 million and $9 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarter of fiscal 2011 and fiscal 2010, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

On a constant currency basis, total software license updates and product support expenses increased primarily due to an increase in salaries and benefits expenses resulting from increased headcount, primarily Sun-related, and an increase in bad debt expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin increased due to an increase in our revenues, while margin as a percentage of total revenues declined slightly as our total expenses increased at a faster rate than our total revenues.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Hardware Systems Products Revenues:
Americas	$543	*	*	$—
EMEA	338	*	*	—
Asia Pacific	198	*	*	—

Total revenues	1,079	*	*	—
Expenses:
Hardware systems products(1)	556	*	*	—
Sales and marketing(1)	245	*	*	—
Stock-based compensation	2	*	*	—
Amortization of intangible assets(2)	101	*	*	—

Total expenses	904	*	*	—

Total Margin	$175	*	*	$—

Total Margin %	16%			*
% Revenues by Geography:
Americas	51%			*
EMEA	31%			*
Asia Pacific	18%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Hardware Systems Support Revenues:
Americas	$252	*	*	$—
EMEA	259	*	*	—
Asia Pacific	108	*	*	—

Total revenues	619	*	*	—
Expenses:
Hardware systems support(1)	300	*	*	—
Stock-based compensation	1	*	*	—
Amortization of intangible assets(2)	74	*	*	—

Total expenses	375	*	*	—

Total Margin	$244	*	*	$—

Total Margin %	39%			*
% Revenues by Geography:
Americas	41%			*
EMEA	42%			*
Asia Pacific	17%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

Our hardware systems support revenues were attributable to hardware systems support contracts that we assumed through our acquisition of Sun and, to a lesser extent, support contracts that were purchased or renewed by customers in the post-combination period. As a result of our acquisition of Sun, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition date. Due to our application of business combination accounting rules, hardware systems support revenues related to support contracts in the amount of $61 million that would have been otherwise recorded by Sun as an independent entity were not recognized in the first quarter of fiscal 2011. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Services

Services consist of consulting, On Demand and education.

Consulting:    Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Consulting Revenues:
Americas	$371	3%	3%	$360
EMEA	186	-15%	-10%	218
Asia Pacific	109	29%	21%	85

Total revenues	666	0%	1%	663
Expenses:
Services(1)	564	-5%	-4%	593
Stock-based compensation	2	-12%	-12%	2
Amortization of intangible assets(2)	10	7%	7%	9

Total expenses	576	-5%	-3%	604

Total Margin	$90	53%	43%	$59

Total Margin %	14%			9%
% Revenues by Geography:
Americas	56%			54%
EMEA	28%			33%
Asia Pacific	16%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, consulting revenues increased modestly in the first quarter of fiscal 2011 primarily due to an increase in consulting revenue contributions related to the Sun acquisition, which were partially offset by weaker demand for consulting services in the EMEA region.

Excluding the effect of currency rate fluctuations, consulting expenses decreased primarily due to a reduction in employee related expenses resulting from reduced headcount, which were partially offset by an increase in third-party contractor expenses.

On a constant currency basis, consulting margin and margin as a percentage of revenues increased in the first quarter of fiscal 2011 due primarily to decreases in our expenses.

On Demand:    On Demand includes our Oracle On Demand and Advanced Customer Services offerings. Oracle On Demand provides multi-featured software and hardware management and maintenance services for customers that are delivered either at our data center facilities, at select partner data centers, or physically on-site at customer facilities. Advanced Customer Services consists of solution lifecycle management services, database and application management services, industry-specific solution support centers and remote and on-site expert services. As a result of our acquisition of Sun in the third quarter of fiscal 2010, we increased the volume and breadth of our Advanced Customer Services offerings, including onsite and remote operations management, hardware systems expert services, and packaged offerings that support the installation and optimization of Sun systems. The cost of providing On Demand services consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
On Demand Revenues:
Americas	$161	76%	74%	$91
EMEA	116	101%	116%	58
Asia Pacific	44	44%	36%	31

Total revenues	321	78%	80%	180
Expenses:
Services(1)	259	103%	104%	128
Stock-based compensation	2	23%	23%	1
Amortization of intangible assets(2)	8	128%	128%	3

Total expenses	269	104%	105%	132

Total Margin	$52	9%	10%	$48

Total Margin %	16%			27%
% Revenues by Geography:
Americas	50%			51%
EMEA	36%			32%
Asia Pacific	14%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, the increase in our On Demand revenues was primarily due to revenue contributions from Sun and, to a lesser extent, increased revenues from our legacy Advanced Customer Services and legacy Oracle On Demand offerings.

On a constant currency basis, On Demand expenses increased primarily due to additional employee related expenses associated with the acquisition of Sun and higher third-party contractor expenses that supported increases in our revenues.

On a constant currency basis, On Demand margin increased and margin as a percentage of revenues declined during the first quarter of fiscal 2011 due to the post-combination contributions from our acquisition of Sun, which increased our total margin but also increased our total expenses growth at a faster rate than our total revenues growth.

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Education Revenues:
Americas	$36	23%	22%	$30
EMEA	25	24%	32%	20
Asia Pacific	20	26%	19%	16

Total revenues	81	24%	24%	66
Expenses:
Services	69	17%	19%	58

Total expenses	69	17%	19%	58

Total Margin	$12	79%	64%	$8

Total Margin %	15%			11%
% Revenues by Geography:
Americas	45%			45%
EMEA	30%			30%
Asia Pacific	25%			25%

On a constant currency basis, education revenues and expenses increased in the first quarter of fiscal 2011 primarily due to Sun. Excluding the effect of currency rate fluctuations, the Americas contributed 42%, EMEA contributed 37% and Asia Pacific contributed 21% to the overall increase in education revenues. On a constant currency basis, education margin and margin as a percentage of revenues increased as a result of our revenues increasing at a rate faster than our expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Research and development(1)	$1,044	66%	66%	$628
Stock-based compensation	59	82%	82%	32

Total expenses	$1,103	67%	67%	$660

% of Total Revenues	15%			13%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2011 primarily due to increased expenses from Sun, including additional employee related expenses such as salaries, benefits and stock based compensation from increased headcount, and to a lesser extent, increased expenses related to facility and other infrastructure costs.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
General and administrative(1)	$236	37%	37%	$172
Stock-based compensation	36	28%	28%	29

Total expenses	$272	36%	36%	$201

% of Total Revenues	4%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the first quarter of fiscal 2011 due to additional employee related expenses resulting from Sun.

Amortization of Intangible Assets:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Software support agreements and related relationships	$141	1%	1%	$139
Hardware systems support agreements and related relationships	29	*	*	—
Developed technology	240	34%	34%	179
Core technology	78	20%	20%	65
Customer relationships	98	151%	151%	39
Trademarks	17	89%	89%	9

Total amortization of intangible assets	$603	40%	40%	$431

*	Not meaningful

Amortization of intangible assets increased in the first quarter of fiscal 2011 due to additional amortization from intangible assets that we acquired since the beginning of fiscal 2010, including those from our acquisition of Sun. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods have ended, and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Transitional and other employee related costs	$49	1,564%	1,608%	$3
Stock-based compensation	1	*	*	—
Professional fees and other, net	31	1,335%	1,063%	3
Business combination adjustments, net	2	*	*	—

Total acquisition related and other expenses	$83	1,356%	1,095%	$6

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased in the first quarter of fiscal 2011 primarily due to higher transitional employee related and professional services expenses resulting from our acquisition of Sun.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our Oracle-based and acquired company restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Restructuring expenses	$129	168%	176%	$48

Restructuring expenses in the first quarter of fiscal 2011 primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. We also incurred expenses associated with the Oracle Fiscal 2009 Restructuring Plan, and other Oracle-based plans which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. The total estimated remaining restructuring costs associated with the Sun Restructuring Plan are approximately $661 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are recognized. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Interest expense	$196	9%	9%	$179

Interest expense increased in the first quarter of fiscal 2011 due to higher average borrowings resulting from our issuance of $3.25 billion of senior notes in July 2010, and was partially offset by a reduction in interest expense associated with the maturity and repayment of other borrowings, primarily $1.0 billion of floating rate notes in May 2010.

Non-Operating Income, net:    Non-operating income, net consists primarily of interest income, net foreign currency gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses) including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Interest income	$34	-1%	0%	$35
Foreign currency gains (losses), net	49	367%	385%	(19)
Noncontrolling interests in income	(26)	-6%	-4%	(24)
Other income, net	17	72%	71%	9

Total non-operating income, net	$74	*	*	$1

*	Not meaningful

Non-operating income, net increased during the first quarter of fiscal 2011 primarily as a result of net foreign currency transaction gains of $49 million in comparison to net foreign currency transaction losses of $19 million in the corresponding prior year period.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2010	Actual	Constant	2009
Provision for income taxes	$443	1%	2%	$438

Effective tax rate	24.7%			28.0%

Provision for income taxes increased during the first quarter of fiscal 2011 due substantially to higher income before tax and certain of our worldwide income being earned in higher tax rate jurisdictions, offset by changes in tax law, settlements and increased availability of tax credits on certain deemed repatriated earnings.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2010	Change	May 31, 2010
Working capital	$16,464	34%	$12,313
Cash, cash equivalents and marketable securities	$23,637	28%	$18,469

Working capital:    The increase in working capital as of August 31, 2010 in comparison to May 31, 2010 was primarily due to our issuance of $3.25 billion of long-term, senior notes in July 2010 and the favorable impact to our net current assets resulting from our net income during the first quarter of fiscal 2011, partially offset by cash used for acquisitions, repurchases of our common stock, and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2010 in comparison to May 31, 2010 was due to the issuance of $3.25 billion of senior notes in July 2010 and an increase in cash generated from our operating activities. Cash, cash equivalents and marketable securities included $19.2 billion held by our foreign subsidiaries as of August 31, 2010. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). As the U.S. Dollar generally weakened against certain major international currencies as of the end of the first quarter of fiscal 2011, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of August 31, 2010 relative to what we would have reported using a constant currency rate as of May 31, 2010. Our increase in cash, cash equivalents and marketable securities balances during the first quarter of fiscal 2011 was partially offset by cash used for acquisitions, the repurchases of our common stock, the payment of cash dividends to our stockholders and the repayment of commercial paper notes.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 45 days at August 31, 2010 compared with 53 days at May 31, 2010. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first quarter of fiscal 2011, of large license and support balances outstanding as of May 31, 2010.

	Three Months Ended August 31,
(Dollars in millions)	2010	Change	2009
Cash provided by operating activities	$3,817	2%	$3,738
Cash used for investing activities	$(3,916)	314%	$(947)
Cash provided by financing activities	$1,960	-53%	$4,209

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales, sales of hardware systems products and hardware systems support arrangements and, to a lesser extent, services. Our primary uses of cash from operating activities are for personnel related expenditures, material and manufacturing costs related to the production of our hardware systems products, taxes and leased facilities.

Net cash provided by operating activities increased in the first quarter of fiscal 2011 primarily due to increased net income and cash favorable working capital movements including improved collections of accounts receivable (days sales outstanding decreased to 45 days as of August 31, 2010 in comparison to 46 days as of August 31, 2009), partially offset by an increase in cash used to pay accrued compensation liabilities such as commissions and bonuses, and an increase in cash used to pay income tax related liabilities, in each case compared to the first quarter of fiscal 2010.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first quarter of fiscal 2011 due to an increase in cash used to purchase marketable securities (net of proceeds received from sales and maturities), an increase in cash used for acquisitions, net of cash acquired, and an increase in capital expenditures.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash provided by financing activities in the first quarter of fiscal 2011 decreased primarily due to a reduction in the amount of long-term senior notes that we issued ($3.25 billion of long-term senior notes issued) in comparison to the prior year period ($4.5 billion of long-term senior notes issued) and an increase in repayments of commercial paper notes.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2010	Change	2009
Cash provided by operating activities	$8,760	0%	$8,753
Capital expenditures(1)	(293)	12%	(261)

Free cash flow	$8,467	0%	$8,492

Net income	$6,363		$5,640

Free cash flow as a percent of net income	133%		151%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products and service offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. In the first quarter of fiscal 2011 and 2010, $97 million and $135 million, respectively, or approximately 8% and 13%, respectively, of our new software license revenues were financed through our financing division.

Recent Financing Activities

Commercial Paper Notes:    During the first quarter of fiscal 2011, we repaid $881 million of commercial paper notes which were issued in fiscal 2010 pursuant to our commercial paper program, which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. As of August 31, 2010, we had no commercial paper notes outstanding ($881 million outstanding as of May 31, 2010). Additional details of our various debt facilities and obligations are included in the “Contractual Obligations” section below, in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Senior Notes:    In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 and $2.25 billion of 5.375% notes due July 2040. We issued these senior notes in order to repay indebtedness, including repayment of our 5.00% senior notes that are due January 2011 ($2.2 billion principal amount outstanding as of August 31, 2010), for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of the floating rate senior notes that matured in May 2010. Additional details regarding these senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of August 31, 2010:

		Year Ending May 31,
(Dollars in millions)	Total	2011	2012	2013	2014	2015	2016	Thereafter
Principal payments on long-term debt(1)	$17,000	$2,250	$—	$1,250	$—	$1,500	$2,000	$10,000
Capital leases(2)	11	11	—	—	—	—	—	—
Interest payments on long-term debt(1)	11,351	553	738	738	676	665	654	7,327
Operating leases(3)	1,665	380	399	277	168	116	145	180
Purchase obligations and other(4)	634	563	35	22	8	3	3	—

Total contractual obligations	$30,661	$3,757	$1,172	$2,287	$852	$2,284	$2,802	$17,507

(1)	Our borrowings (excluding capital leases) consist of the following as of August 31, 2010:

Principal Balance
5.00% senior notes due January 2011, net of discount of $1	$2,249
4.95% senior notes due April 2013	1,250
3.75% senior notes due July 2014, including fair value adjustment of $79	1,579
5.25% senior notes due January 2016, net of discount of $6	1,994
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $6	1,744
3.875% senior notes due July 2020, net of discount of $2	998
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242
5.375% senior notes due July 2040, net of discount of $26	2,224

Total borrowings	$17,027

We have entered into interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on borrowings presented in the contractual obligations table above have been estimated using an interest rate of 1.44%, which represented our effective interest rate as of August 31, 2010 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been included in the above table of borrowings.

(2)	Represents remaining payments under capital leases, substantially all of which were assumed from our acquisitions.

(3)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $369 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at August 31, 2010.

(4)

Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and test of finished hardware products. We also obtain individual components for our hardware products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in this amount as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of August 31, 2010, we have $2.5 billion of unrecognized tax benefits recorded on our condensed consolidated balance sheet. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $79 million of these liabilities (these amounts have been excluded from the table above due to the uncertainty of when they might be settled). Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2011. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2011.

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

Stock Options and Restricted Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We historically have granted only stock options to our employees. The restricted stock-based awards included in the table presented below were assumed as a result of our acquisitions.

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2007 has been a weighted average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10 year exercise period, have exercise prices higher than the current market price of our common stock. At August 31, 2010, 5.6% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2010, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.5%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2007 through August 31, 2010 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2007	434
Options granted	291
Options and restricted stock-based awards assumed	67
Options exercised and restricted stock-based awards vested	(285)
Forfeitures, cancellations and other, net	(79)

Options and restricted stock-based awards outstanding at August 31, 2010	428

Average annualized options and restricted stock-based awards granted and assumed, net of forfeitures	67
Average annualized stock repurchases	(113)
Shares outstanding at August 31, 2010	5,025
Basic weighted average shares outstanding from June 1, 2007 through August 31, 2010	5,069
Options and restricted stock-based awards outstanding as a percent of shares outstanding at August 31, 2010	8.5%
In the money options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at August 31, 2010	8.0%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through August 31, 2010	1.3%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through August 31, 2010	-0.9%

Our Compensation Committee approves the annual organization-wide option grants to employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first quarter of fiscal 2011, we made our annual grant of stock options and certain other stock option grants and we assumed certain restricted stock-based awards totaling 89 million shares, which were partially offset by forfeitures of 7 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 for a more complete discussion of the market risks we encounter.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of August 31, 2010, approximately $5.0 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2010 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 1, 2010—June 30, 2010	2.9	$22.62	2.9	$5,193.9
July 1, 2010—July 31, 2010	3.6	$23.20	3.6	$5,111.3
August 1, 2010—August 31, 2010	4.4	$23.28	4.4	$5,009.3

Total	10.9	$23.08	10.9

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

4.08	Forms of 3.875% Senior Note due 2020 and 5.375% Senior Note due 2040, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Senior Notes						X

10.28*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements						**

*	Indicates management contract or compensatory plan or arrangement.

**	To be furnished in an amendment to this Form 10-Q to be filed no later than 30 days after the filing date of this Form 10-Q, as permitted by Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 20, 2010	By:	/s/ JEFF EPSTEIN
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: September 20, 2010	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer