Form 10-Q/A
period 2010-08-31
ORACLE CORP
filed 2010-09-29
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Oracle Corporation for the fiscal quarter ended August 31, 2010 filed on September 20, 2010 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By
4.08	Forms of 3.875% Senior Note due 2020 and 5.375% Senior Note due 2040, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Senior Notes						**

10.28*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010						**

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						**

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						**

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						**

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements						X

*	Indicates management contract or compensatory plan or arrangement.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 29, 2010	By:	/s/ JEFF EPSTEIN
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: September 29, 2010	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer