Form 10-Q
period 2010-11-30
ORACLE CORP
filed 2010-12-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

The number of shares of registrant’s common stock outstanding as of December 13, 2010 was: 5,052,420,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2010 and May 31, 2010

(Unaudited)

(in millions, except per share data)	November 30, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$10,420	$9,914
Marketable securities	14,425	8,555
Trade receivables, net of allowances for doubtful accounts of $346 and $305 as of November 30, 2010 and May 31, 2010, respectively	4,406	5,585
Inventories	236	259
Deferred tax assets	1,219	1,159
Prepaid expenses and other current assets	2,017	1,532

Total current assets	32,723	27,004

Non-current assets:
Property, plant and equipment, net	2,870	2,763
Intangible assets, net	8,526	9,321
Goodwill	20,889	20,425
Deferred tax assets	1,220	1,267
Other assets	1,015	798

Total non-current assets	34,520	34,574

Total assets	$67,243	$61,578

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$2,255	$3,145
Accounts payable	762	775
Accrued compensation and related benefits	1,642	1,895
Deferred revenues	5,742	5,900
Other current liabilities	2,935	2,976

Total current liabilities	13,336	14,691

Non-current liabilities:
Notes payable and other non-current borrowings	14,780	11,510
Income taxes payable	2,791	2,695
Deferred tax liabilities	350	424
Other non-current liabilities	1,136	1,059

Total non-current liabilities	19,057	15,688

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,051 shares as of November 30, 2010 and 5,026 shares as of May 31, 2010	15,663	14,648
Retained earnings	18,422	16,146
Accumulated other comprehensive income	327	4

Total Oracle Corporation stockholders’ equity	34,412	30,798
Noncontrolling interests	438	401

Total equity	34,850	31,199

Total liabilities and equity	$67,243	$61,578

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2010 and 2009

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2010	2009	2010	2009
Revenues:
New software licenses	$1,999	$1,653	$3,284	$2,681
Software license updates and product support	3,645	3,247	7,096	6,364

Software revenues	5,644	4,900	10,380	9,045
Hardware systems products	1,112	—	2,190	—
Hardware systems support	641	—	1,261	—

Hardware systems revenues	1,753	—	3,451	—
Services	1,185	958	2,253	1,866

Total revenues	8,582	5,858	16,084	10,911

Operating expenses:
Sales and marketing	1,530	1,133	2,864	2,093
Software license updates and product support	307	264	615	490
Hardware systems products	525	—	1,082	—
Hardware systems support	356	—	656	—
Services	969	832	1,865	1,614
Research and development	1,119	708	2,222	1,368
General and administrative	156	183	428	383
Amortization of intangible assets	614	436	1,217	867
Acquisition related and other	47	10	130	16
Restructuring	189	114	318	162

Total operating expenses	5,812	3,680	11,397	6,993

Operating income	2,770	2,178	4,687	3,918
Interest expense	(214)	(188)	(410)	(368)
Non-operating income, net	90	33	165	35

Income before provision for income taxes	2,646	2,023	4,442	3,585
Provision for income taxes	776	565	1,219	1,003

Net income	$1,870	$1,458	$3,223	$2,582

Earnings per share:
Basic	$0.37	$0.29	$0.64	$0.52

Diluted	$0.37	$0.29	$0.63	$0.51

Weighted average common shares outstanding:
Basic	5,044	5,010	5,035	5,010

Diluted	5,117	5,064	5,100	5,063

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2010 and 2009

(Unaudited)

	Six Months Ended November 30,
(in millions)	2010	2009
Cash Flows From Operating Activities:
Net income	$3,223	$2,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194	123
Amortization of intangible assets	1,217	867
Deferred income taxes	(76)	(216)
Stock-based compensation	254	188
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	142	71
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(86)	(42)
Other, net	24	56
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,343	1,437
Decrease in inventories	25	—
Decrease in prepaid expenses and other assets	280	235
Decrease in accounts payable and other liabilities	(620)	(523)
(Decrease) increase in income taxes payable	(613)	59
Decrease in deferred revenues	(546)	(448)

Net cash provided by operating activities	4,761	4,389

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(16,802)	(6,185)
Proceeds from maturities and sales of marketable securities and other investments	11,153	4,088
Acquisitions, net of cash acquired	(806)	(392)
Capital expenditures	(239)	(100)

Net cash used for investing activities	(6,694)	(2,589)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(504)	(496)
Proceeds from issuances of common stock	734	371
Payment of dividends to stockholders	(504)	(501)
Proceeds from borrowings, net of issuance costs	3,204	4,461
Repayments of borrowings	(890)	—
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	86	42
Distributions to noncontrolling interests	(38)	(34)

Net cash provided by financing activities	2,088	3,843

Effect of exchange rate changes on cash and cash equivalents	351	281

Net increase in cash and cash equivalents	506	5,924
Cash and cash equivalents at beginning of period	9,914	8,995

Cash and cash equivalents at end of period	$10,420	$14,919

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$1	$1
Decrease in unsettled repurchases of common stock	$(4)	$(4)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

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

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2011. General and administrative expenses as presented in our condensed consolidated statements of operations during the three and six months ended November 30, 2010 included a benefit of $120 million related to the recovery of legal costs, which reduced our expenses in these periods.

There have been no significant changes in new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 that have had a significant impact on our consolidated financial statements or notes thereto.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods have ended, and certain other operating expenses, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009	2010	2009
Transitional and other employee related costs	$28	$2	$77	$5
Stock-based compensation	5	—	6	—
Professional fees and other, net	31	4	59	7
Business combination adjustments, net	(17)	4	(12)	4

Total acquisition related and other expenses	$47	$10	$130	$16

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Corporation Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009	2010	2009
Interest income	$39	$30	$73	$65
Foreign currency gains (losses), net	33	(2)	82	(20)
Noncontrolling interests in income	(22)	(16)	(47)	(40)
Other income, net	40	21	57	30

Total non-operating income, net	$90	$33	$165	$35

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009	2010	2009
Net income	$1,870	$1,458	$3,223	$2,582
Foreign currency translation gains, net	160	225	310	276
Unrealized gains on defined benefit plans, net	—	—	2	—
Unrealized losses on derivative financial instruments, net	—	(25)	—	(31)
Unrealized gains on marketable securities, net	11	—	11	—

Comprehensive income	$2,041	$1,658	$3,546	$2,827

Recent Accounting Pronouncements

Performing Step 2 of the Goodwill Impairment Test:    In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

Disclosure Requirements Related to Financing Receivables:    In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)—Receivables (ASU 2010-20). ASU 2010-20 enhances the disclosure requirements about the credit quality and related allowances for credit losses of financing receivables. We will adopt ASU 2010-20 in our third quarter of fiscal 2011, except for certain of the provisions of this update that will be effective in our fourth quarter of fiscal 2011. We are currently evaluating the impact of the pending adoption of ASU 2010-20 on our consolidated financial statements.

Milestone Method of Revenue Recognition:    In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Early adoption is permitted. If we were to adopt ASU 2010-17 prior to the first quarter of fiscal 2012, we must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

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

Fiscal 2011 Acquisitions

In the second quarter of fiscal 2011, we agreed to acquire Art Technology Group, Inc. (ATG), a provider of eCommerce software and related on demand commerce optimization applications, and certain other technology and development assets for approximately $1.1 billion in cash. Our acquisition of ATG is expected to close in our third quarter of fiscal 2011 but remains subject to certain customary closing conditions.

In the first quarter of fiscal 2011, we completed our acquisition of Phase Forward Incorporated (Phase Forward), a provider of applications for life sciences companies and healthcare providers. We have included the financial results of Phase Forward in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Phase Forward was approximately $736 million, which consisted of approximately $735 million in cash and $1 million for the fair value of restricted stock-based awards assumed. In allocating the total preliminary purchase price for Phase Forward based on estimated fair values, we preliminarily recorded $351 million of goodwill, $370 million of identifiable intangible assets, $20 million of in-process research and development and $5 million of net tangible liabilities (resulting primarily from deferred tax liabilities assumed as a part of this transaction).

During the first half of fiscal 2011, we acquired certain other companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

The preliminary purchase price allocations for acquisitions completed during the first half of fiscal 2011 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary purchase price allocations that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Fiscal 2010 Acquisitions

Acquisition of Sun Microsystems, Inc.

On January 26, 2010 we completed our acquisition of Sun, a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. We acquired Sun to, among other things, expand our product offerings by adding Sun’s existing hardware systems business and broadening our software and services offerings. We have included the financial results of Sun in our consolidated financial statements from the date of acquisition. For the first half of fiscal 2011, Sun contributed $454 million to our total software revenues and $3.5 billion to our total hardware systems revenues. Other revenue and earnings contributions from Sun were not separately identifiable due to our integration activities.

The total purchase price for Sun was $7.3 billion which consisted of $7.2 billion in cash paid to acquire the outstanding common stock of Sun and $99 million for the fair value of stock options and restricted-stock based awards assumed. In allocating the purchase price based on estimated fair values, we preliminarily recorded approximately $1.3 billion of goodwill, $3.3 billion of identifiable intangible assets, $415 million of in-process research and development and $2.2 billion of net tangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in finalizing these preliminary valuations during the measurement period.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

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

The unaudited pro forma financial information for the three and six months ended November 30, 2010 combined the historical results of Oracle for the three and six months ended November 30, 2010, the adjusted historical results of Phase Forward for the three months ended June 30, 2010 (due to differences in reporting periods and considering the date we acquired Phase Forward), and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2009 combined the historical results of Oracle for the three and six months ended November 30, 2009, the historical results of Phase Forward for the three and six months ended September 30, 2009 (due to differences in reporting periods), the adjusted historical results of Sun for the three and six months ended September 27, 2009 (due to differences in reporting periods) and the adjusted historical results for certain other companies that we acquired since the beginning of fiscal 2010 based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2010	2009	2010	2009
Total revenues	$8,582	$8,145	$16,130	$15,898
Net income	$1,870	$1,261	$3,217	$2,159
Basic earnings per share	$0.37	$0.25	$0.64	$0.43
Diluted earnings per share	$0.37	$0.25	$0.63	$0.43

3.	FAIR VALUE MEASUREMENTS

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

November 30, 2010

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

Our assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	November 30, 2010			May 31, 2010
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$935	$—	$935	$2,423	$—	$2,423
U.S. Treasury, U.S. government and U.S. government agency debt securities	3,753	—	3,753	3,010	—	3,010
Commercial paper debt securities	—	10,037	10,037	—	3,378	3,378
Corporate debt securities and other	82	2,707	2,789	—	2,256	2,256
Derivative financial instruments	—	79	79	—	33	33

Total assets	$4,770	$12,823	$17,593	$5,433	$5,667	$11,100

Our valuation techniques used to measure the fair values of our money market funds, U.S. Treasury, U.S. government and U.S. government agency debt securities and certain other marketable securities, that were classified as Level 1 in the table above, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of all other instruments listed in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. Our discounted cash flow techniques used observable market inputs such as LIBOR-based yield curves, among others.

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our condensed consolidated financial statements. Based on the trading prices of our $17.0 billion and $14.6 billion of borrowings, which consisted of senior notes that were outstanding at November 30, 2010 and senior notes and commercial paper notes that were outstanding as of May 31, 2010 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at November 30, 2010 and May 31, 2010 were $18.6 billion and $15.9 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	November 30, 2010	May 31, 2010
Raw materials	$91	$95
Work-in-process	46	43
Finished goods	99	121

Total	$236	$259

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2011 and the net book values of intangible assets at November 30, 2010 and May 31, 2010 were as follows:

(Dollars in millions)	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	May 31, 2010	Additions	November 30, 2010	May 31, 2010	Expense	November 30, 2010	May 31, 2010	November 30, 2010
Software support agreements and related relationships	$5,078	$11	$5,089	$(2,175)	$(282)	$(2,457)	$2,903	$2,632	9 years
Hardware systems support agreements and related relationships	759	—	759	(29)	(59)	(88)	730	671	7 years
Developed technology	5,338	423	5,761	(2,736)	(490)	(3,226)	2,602	2,535	5 years
Core technology	2,111	20	2,131	(964)	(158)	(1,122)	1,147	1,009	5 years
Customer relationships	1,765	213	1,978	(554)	(194)	(748)	1,211	1,230	7 years
Trademarks	504	13	517	(161)	(34)	(195)	343	322	7 years

Total intangible assets subject to amortization	15,555	680	16,235	(6,619)	(1,217)	(7,836)	8,936	8,399
In-process research and development	385	(258)	127	—	—	—	385	127	N.A.

Total intangible assets, net	$15,940	$422	$16,362	$(6,619)	$(1,217)	$(7,836)	$9,321	$8,526

Total amortization expense related to our intangible assets was $614 million and $1.2 billion for the three and six months ended November 30, 2010, respectively and $436 million and $867 million for the three and six months ended November 30, 2009, respectively. As of November 30, 2010, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2011	$1,175
Fiscal 2012	2,157
Fiscal 2013	1,788
Fiscal 2014	1,449
Fiscal 2015	1,065
Fiscal 2016	575
Thereafter	190

Total intangible assets subject to amortization	8,399
In-process research and development	127

Total intangible assets, net	$8,526

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, for our software business operating segments, our hardware support operating segment and our services business for the six months ended November 30, 2010 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Services	Total
Balances as of May 31, 2010	$5,995	$11,802	$923	$1,705	$20,425
Goodwill from acquisitions	408	36	—	2	446
Goodwill adjustments(1)	(2)	(1)	20	1	18

Balances as of November 30, 2010	$6,401	$11,837	$943	$1,708	$20,889

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes, and together with the 2020 Notes, the Senior Notes). We issued the Senior Notes in order to repay indebtedness, including repayment of our 5.00% senior notes that are due January 2011 ($2.25 billion principal amount outstanding as of November 30, 2010), for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of floating rate senior notes that matured in May 2010. As part of the offering of these Senior Notes, we entered into a registration rights agreement with the initial purchasers for the benefit of the holders of the Senior Notes in which we agreed that we will file with the SEC a registration statement with respect to senior notes identical in all material respects to the Senior Notes within fourteen months after the issue date of the Senior Notes and use commercially reasonable efforts to cause the registration statement to be declared effective under the U.S. Securities Act of 1933, as amended. If we fail to perform our registration obligations, holders of the Senior Notes will be entitled to additional payments based upon an additional interest rate of 0.25% per year that will accrue and be payable to holders of the Senior Notes generally from the date of the registration default. Upon the cure of a registration default, the interest rate on the Senior Notes will be reduced to the original interest rate.

The effective interest yields of the 2020 Notes and 2040 Notes at November 30, 2010 were 3.90% and 5.45%, respectively. Interest on the Senior Notes is payable semi-annually. All of the Senior Notes may be redeemed at any time, subject to payment of a make-whole premium. The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (See Note 8 of Notes to Consolidated Financial Statements included in our fiscal 2010 Annual Report on Form 10-K for further information on our commercial paper program) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are effectively senior to the Senior Notes and any of our commercial paper notes. We were in compliance with all debt-related covenants at November 30, 2010. Future principal payments for all of our borrowings at November 30, 2010 were as follows (in millions):

Remainder of Fiscal 2011	$2,250
Fiscal 2012	—
Fiscal 2013	1,250
Fiscal 2014	—
Fiscal 2015	1,500
Fiscal 2016	2,000
Thereafter	10,000

Total	$17,000

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

7.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $1.1 billion consisting primarily

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. We recorded $270 million of restructuring expenses in connection with the Sun Restructuring Plan in the first half of fiscal 2011 and we expect to incur the majority of the approximately $485 million of remaining expenses pursuant to the Sun Restructuring Plan through fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2010(2)	Six Months Ended November 30, 2010				Accrued November 30, 2010(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan
New software licenses	$5	$50	$—	$(23)	$—	$32	$56	$88
Software license updates and product support	3	18	—	(11)	—	10	24	89
Hardware systems business	42	25	—	(59)	1	9	86	98
Services	8	44	—	(17)	—	35	55	152
General and administrative and other(1)	29	133	—	(61)	(4)	97	391	670

Total Sun Restructuring	$87	$270	$—	$(171)	$(3)	$183	$612	$1,097

Total other restructuring plans	$459	$47	$(9)	$(156)	$17	$358

Total restructuring plans(6)	$546	$317	$(9)	$(327)	$14	$541

(1)	Other includes severance costs related to operating segments that were not individually or collectively significant, facilities related restructuring expenses and contract termination costs.

(2)

Accrued restructuring for our most significant restructuring plans at November 30, 2010 and May 31, 2010 was $541 million and $546 million, respectively. The balances at November 30, 2010 and May 31, 2010 include $303 million and $290 million recorded in other current liabilities, respectively, and $238 million and $256 million recorded in other non-current liabilities, respectively.

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

(5)	Represents foreign currency translation and other adjustments.

(6)	Restructuring plans included in this footnote represent those plans that management has deemed the most significant.

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2010	May 31, 2010
Software license updates and product support	$4,485	$4,618
Hardware systems support	535	537
Services	379	376
New software licenses	325	330
Hardware systems products	18	39

Deferred revenues, current	5,742	5,900
Deferred revenues, non-current (in other non-current liabilities)	353	388

Total deferred revenues	$6,095	$6,288

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time based arrangements and software license transactions that cannot be segmented from consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met, transactions involving customer specific acceptance provisions and transactions that cannot be segmented from consulting or other services that have yet to be delivered.

In connection with the purchase price allocations related to our acquisitions, we have estimated the fair values of the software license updates and product support obligations and hardware systems support obligations assumed from our acquired companies. We have estimated the fair values of the support obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the acquired support obligations. Substantially all of the fair value adjustments recorded for support obligations assumed reduce the software license updates and product support and hardware systems support deferred revenue balances that we record as liabilities and also reduce the resulting revenues that we recognize over the support contract term of the acquired contracts during the post-combination periods.

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

Cash Flow Hedges

In relation to the variable interest obligations associated with our floating rate senior notes that were due and repaid in May 2010 (Floating Rate Notes), we had entered into certain variable to fixed interest rate swap agreements to manage the economic effects of the variable interest obligations and designated these agreements as qualifying cash flow hedges. Upon repayment of the Floating Rate Notes in May 2010, we settled the interest rate swap agreements associated with the Floating Rate Notes and no other arrangements were outstanding as of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

November 30, 2010. Accordingly, in the tables below, we have only provided information from prior periods related to these cash flow hedges.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We entered into these net investment hedges for the majority of fiscal 2010. We suspended this program during our fourth quarter of fiscal 2010 and, as of November 30, 2010, we have no contracts of this nature outstanding. Accordingly, in the tables below, we have only provided information from prior periods related to these net investment hedges.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time and did so during the fourth quarter of fiscal 2010 until resuming the program in the second quarter of fiscal 2011. Our foreign currency exposures typically arise from intercompany sublicense fees, intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our foreign currency forward contracts are generally short term in duration. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized and unrealized gains or losses on foreign currency forward contracts to offset these exposures and other factors.

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for changes in fair values of these forward contracts is non-operating income, net, for both realized and unrealized gains and losses.

As of November 30, 2010, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $1.6 billion, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $153 million, and the notional amounts of the foreign currency forward contracts we held to purchase Euros in exchange for other major international currencies were €287 million (approximately $384 million). The net unrealized losses of our outstanding foreign currency forward contracts were nominal at November 30, 2010. As of May 31, 2010, we had a nominal amount of foreign currency forward contracts outstanding.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheets

	November 30, 2010		May 31, 2010
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$79	Other assets	$33

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Cash flow hedges:
Interest rate swap	$9	$7	Interest expense	$(11)	$(20)	Not applicable	$—	$—

Net investment hedges:
Foreign currency forward contract	$(49)	$(60)	Not applicable	$—	$—	Non-operating income, net	$—	$1

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
(in millions)		Three Months Ended November 30, 2010	Six Months Ended November 30, 2010		Three Months Ended November 30, 2010	Six Months Ended November 30, 2010
Fair value hedges:
Interest rate swaps	Interest expense	$—	$46	Interest expense	$—	$(46)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
(in millions)		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Fair value hedges:
Interest rate swaps	Interest expense	$27	$27	Interest expense	$(27)	$(27)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)		Three Months Ended November 30, 2010	Six Months Ended November 30, 2010
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income, net	$(5)	$(5)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income, net	$(34)	$(63)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of November 30, 2010, approximately $4.8 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 20.0 million shares for $500 million during the six months ended November 30, 2010 (including 0.3 million shares for $8 million that were repurchased but not settled) and 23.0 million shares for $492 million during the six months ended November 30, 2009 (including 0.4 million shares for $8 million that were repurchased but not settled) under the applicable repurchase programs.

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

Dividends on Common Stock

During the first six months of fiscal 2011, our Board of Directors declared cash dividends of $0.10 per share of our outstanding common stock, which we paid during the same period.

In December 2010, our Board of Directors declared a quarterly cash dividend of $0.05 per share of outstanding common stock payable on February 9, 2011 to stockholders of record as of the close of business on January 19, 2011. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Amended Stock Option Plan

During the second quarter of fiscal 2011, our stockholders, upon the recommendation of our Board of Directors, approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Stock Plan). The amended 2000 Stock Plan extends the termination date of the plan by ten years and increased the number of authorized shares of stock that may be issued under the 2000 Stock Plan by 388,313,015 shares.

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009	2010	2009
Sales and marketing	$19	$20	$42	$36
Software license updates and product support	3	4	8	8
Hardware systems products	1	—	2	—
Hardware systems support	1	—	2	—
Services	4	3	8	6
Research and development	55	44	114	76
General and administrative	36	33	72	62
Acquisition related and other	5	—	6	—

Total stock-based compensation	$124	$104	$254	$188

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three and six months ended November 30, 2010 and 2009:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Expected life (in years)	5.1	4.7	5.1	5.3
Risk-free interest rate	1.5%	2.5%	1.8%	2.5%
Volatility	31%	32%	33%	32%
Dividend yield	0.8%	0.9%	0.9%	1.0%
Weighted-average fair value per share	$6.73	$6.06	$6.40	$6.33

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations. Our effective tax rate was 29.3% and 27.4% for the three and six months ended November 30, 2010, respectively and 27.9% and 28.0% for the three and six months ended November 30, 2009, respectively.

Our net deferred tax assets were $2.0 billion and $1.9 billion as of November 30, 2010 and May 31, 2010, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2009. Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

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

November 30, 2010

(Unaudited)

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

The new software licenses line of business is engaged in the licensing of database and middleware software as well as our applications software. Database and middleware software includes database management software, application server software, business intelligence software, identification and access management software, content management software, portal and user interaction software, Service-Oriented Architecture and business process management software, data integration software and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software provides enterprise information that enables companies to manage their business cycles and provides intelligence in functional areas such as customer relationship management, financials, human resources, maintenance management, manufacturing, marketing, order fulfillment, product lifecycle management, enterprise project portfolio management, enterprise performance management, procurement, sales, services, enterprise resource planning and supply chain planning.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

The following table presents a summary of our businesses’ and operating segments’ results:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009	2010	2009
New software licenses:
Revenues(1)	$1,991	$1,649	$3,272	$2,676
Sales and distribution expenses	1,068	948	1,958	1,760

Margin(2)	$923	$701	$1,314	$916
Software license updates and product support:
Revenues(1)	$3,667	$3,261	$7,143	$6,387
Software license update and product support expenses	282	243	555	451

Margin(2)	$3,385	$3,018	$6,588	$5,936
Total software business:
Revenues(1)	$5,658	$4,910	$10,415	$9,063
Expenses	1,350	1,191	2,513	2,211

Margin(2)	$4,308	$3,719	$7,902	$6,852
Hardware systems products:
Revenues	$1,112	$—	$2,190	$—
Hardware systems products expenses	523	—	1,076	—
Sales and distribution expenses	232	—	462	—

Margin(2)	$357	$—	$652	$—
Hardware systems support:
Revenues(1)	$686	$—	$1,367	$—
Hardware systems support expenses	345	—	638	—

Margin(2)	$341	$—	$729	$—
Total hardware systems business:
Revenues(1)	$1,798	$—	$3,557	$—
Expenses	1,100	—	2,176	—

Margin(2)	$698	$—	$1,381	$—
Consulting:
Revenues(1)	$735	$689	$1,397	$1,348
Services expenses	599	595	1,136	1,165

Margin(2)	$136	$94	$261	$183
On Demand:
Revenues(1)	$353	$188	$675	$368
Services expenses	260	131	512	254

Margin(2)	$93	$57	$163	$114
Education:
Revenues(1)	$105	$85	$193	$155
Services expenses	68	59	133	115

Margin(2)	$37	$26	$60	$40
Total services business:
Revenues(1)	$1,193	$962	$2,265	$1,871
Services expenses	927	785	1,781	1,534

Margin(2)	$266	$177	$484	$337
Totals:
Revenues(1)	$8,649	$5,872	$16,237	$10,934
Expenses	3,377	1,976	6,470	3,745

Margin(2)	$5,272	$3,896	$9,767	$7,189

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for management reporting included $22 million and $14 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2010 and 2009, respectively, and $47 million and $23 million for the six months ended November 30, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $45 million and $106 million for the three and six months ended November 30, 2010, respectively. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

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

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009	2010	2009
Total revenues for reportable segments	$8,649	$5,872	$16,237	$10,934
Software license updates and product support revenues(1)	(22)	(14)	(47)	(23)
Hardware systems support revenues(1)	(45)	—	(106)	—

Total revenues	$8,582	$5,858	$16,084	$10,911

Total margin for reportable segments	$5,272	$3,896	$9,767	$7,189
Software license updates and product support revenues(1)	(22)	(14)	(47)	(23)
Hardware systems support revenues(1)	(45)	—	(106)	—
Product development and information technology expenses	(1,184)	(747)	(2,343)	(1,462)
Marketing and partner program expenses	(159)	(120)	(292)	(213)
Corporate and general and administrative expenses	(113)	(162)	(346)	(324)
Amortization of intangible assets	(614)	(436)	(1,217)	(867)
Acquisition related and other	(47)	(10)	(130)	(16)
Restructuring	(189)	(114)	(318)	(162)
Stock-based compensation	(119)	(104)	(248)	(188)
Interest expense	(214)	(188)	(410)	(368)
Non-operating income, net	80	22	132	19

Income before provision for income taxes	$2,646	$2,023	$4,442	$3,585

(1)

Software license updates and product support revenues for management reporting include $22 million and $14 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended November 30, 2010 and 2009, respectively and $47 million and $23 million for the six months ended November 30, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $45 million and $106 million for the three and six months ended November 30, 2010, respectively. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

13.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options, restricted stock-based awards and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2010	2009	2010	2009
Net income	$1,870	$1,458	$3,223	$2,582

Weighted average common shares outstanding	5,044	5,010	5,035	5,010
Dilutive effect of employee stock plans	73	54	65	53

Dilutive weighted average common shares outstanding	5,117	5,064	5,100	5,063

Basic earnings per share	$0.37	$0.29	$0.64	$0.52
Diluted earnings per share	$0.37	$0.29	$0.63	$0.51
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	40	177	100	189

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

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

On June 16, 2009, the court issued an order granting defendants’ motion for summary judgment and denying plaintiffs’ motion for summary judgment against our Chief Executive Officer, and it entered a judgment dismissing the entire case with prejudice. On July 14, 2009, plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on November 30, 2009. Defendants filed their opposition brief on February 4, 2010, and plaintiffs filed their reply on March 15, 2010. The court heard oral argument on July 13, 2010. On November 16, 2010, the court issued an opinion, affirming the lower court’s grant of summary judgment. On November 30, 2010, plaintiffs filed a petition for rehearing. On December 9, 2010, the parties filed a joint motion with the appellate court, seeking dismissal of the petition with each party to bear its own attorneys’ fees and costs in the action. On December 13, 2010, the appellate court issued an order dismissing the petition for rehearing. This order represents the final conclusion of this litigation.

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part Parallel Networks’ motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, Parallel Networks filed a notice of appeal. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. The appellate court heard oral argument on December 10, 2009 after full briefing. On April 28, 2010, the Federal Circuit issued a decision vacating the district court’s grant of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

summary judgment of noninfringement in Oracle’s favor and remanding the case to the district court for further proceedings. On May 28, 2010, Oracle filed a Petition for Rehearing with the Federal Circuit which was denied on June 11, 2010. The parties have completed discovery. Trial is set for May 9, 2011. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

Based on information obtained during discovery, Oracle amended its complaint several times. Oracle filed its operative complaint, Oracle’s Fourth Amended Complaint, on August 18, 2009. The SAP Defendants filed an Answer on August 26, 2009.

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

On September 13, 2010, the Court approved a stipulation by the parties. Pursuant to the stipulation, TomorrowNow stipulated to all liability on all claims asserted against it in this action, and preserved no defenses as to that liability. TomorrowNow retained defenses as to damages. Under the stipulation, SAP AG and SAP America, Inc. stipulated to vicarious liability on the copyright claims against TomorrowNow. SAP AG and SAP America, Inc. retained all defenses related to damages.

Trial commenced November 1, 2010. On November 2, 2010, the Court approved a stipulation by the parties, pursuant to which SAP AG and SAP America, Inc. stipulated to liability for contributory infringement of 120 of Oracle’s copyrights. The trial proceeded to determine the amount of damages the SAP Defendants should pay to Oracle. Following trial, the jury awarded Oracle the sum of $1.3 billion. The amount has not been received and has not been recorded as a benefit to our results of operations. The time to bring post-trial motions challenging the verdict or to appeal has not run.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2010

(Unaudited)

Derivative Litigation and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors. Citing the claims in a qui tam action (discussed below), plaintiffs allege that Oracle improperly overcharged the United States government by failing to provide discounts required under its contract with the General Services Administration (GSA), and that Oracle made false statements to the United States government. Plaintiffs alleged that the officer and director defendants are responsible for this alleged conduct and have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control, and unjust enrichment. The plaintiffs seek compensatory and other damages, restitution, disgorgement of alleged illicit proceeds, punitive damages and other relief. On September 20, 2010, Oracle removed the San Mateo action to the United States District Court for the Northern District of California, where the case has been designated as being related to the other action. On September 30, 2010, plaintiff in the former San Mateo action brought a motion to remand that case to San Mateo Superior Court. On October 28, 2010, Oracle brought a motion to dismiss the two related actions, arguing that the Delaware Chancery Court is the proper venue for both actions. After full briefing, the court heard oral argument on plaintiff’s remand motion and Oracle’s motion to dismiss on December 2, 2010. The court has not yet ruled on either motion. As discussed in the paragraph below, Oracle believes that the claims in the qui tam action are meritless.

On June 16, 2009, the United States Department of Justice notified us that a qui tam action had been filed against the Company in the United States District Court for the Eastern District of Virginia and that the government was conducting an investigation of the allegations in the sealed complaint. On July 29, 2010, the United States government filed a Complaint in Intervention in that action, alleging that Oracle made false and fraudulent statements to the GSA in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to Oracle’s commercial customers, and discounts provided to government purchasers. The government alleges that Oracle also improperly manipulated commercial sales to avoid the discounting restrictions imposed by the GSA contract, reiterated and confirmed in 2001 false statements allegedly made during the 1997-98 contract negotiations, and breached a duty to inform the government about discounts offered to commercial customers. The Complaint in Intervention alleges False Claims Act violations and claims for breach of contract, fraud in the inducement, constructive fraud, fraud by omission, payment by mistake, and unjust enrichment. The Complaint in Intervention seeks statutory penalties and damages, including treble damages. Oracle filed a motion to dismiss the complaint and on November 3, 2010, the Court granted the motion in part and denied it in part. The Court dismissed the government’s claims to the extent they arose before May 29, 2001, and ordered the government to file a new complaint. This First Amended Complaint was filed on November 16, 2010, and makes allegations similar to those in the original complaint. Oracle filed a motion to dismiss the First Amended Complaint. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2011, which runs from June 1, 2010 to May 31, 2011.

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

We believe our internal, or organic, growth and continued innovation with respect to our software, hardware systems and services businesses are the foundation of our long-term strategic plan. We invest billions of dollars in research and development each year to enhance our existing portfolio of products and services and to develop new products, features and services. We also believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy.

We are organized into three businesses—software, hardware systems and services—which are further divided into seven operating segments. Each of these businesses and operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations. An overview of our three businesses and seven operating segments follows.

Software Business

Our software business, which represented 68% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis we expect that our software business’ total revenues generally will continue to increase in comparison to the corresponding prior year periods due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:    We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. As a result of our acquisition of Sun, we acquired certain software technologies, including Java, which is a global software development platform used in a wide range of computers, networks and devices.

The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, and our acquisitions and foreign currency fluctuations. The significant majority of our new software license segment is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license segment. New software license revenues represented 25% of our total revenues on a trailing 4-quarter basis. Our new software license segment’s margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short term. However, our new software license segment’s margins have been and will continue to be affected by the amortization of intangible assets associated with companies that we have acquired.

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

Software license updates and product support revenues, which represented approximately 43% of our total revenues on a trailing 4-quarter basis, is our highest margin segment. Software license update and product support margins over the trailing 4-quarters were 85%, and accounted for 74% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We record adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $22 million and $14 million for the three months ended November 30, 2010 and 2009, respectively, and $47 million and $23 million for the six months ended November 30, 2010 and 2009, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 18% of our total revenues on a trailing 4-quarter basis and we expect that it will continue to add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services or to develop new hardware products and services.

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

Our hardware systems support margins have been and will be affected by fair value adjustments relating to hardware systems support obligations assumed through, and by the amortization of intangible assets resulting from, our acquisition of Sun. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisition of Sun to their estimated fair values as of the acquisition date by an aggregate of $45 million and $106 million for the three and six months ended November 30, 2010, respectively. This amount would have been recorded as hardware systems support revenues by Sun as a standalone entity. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Sun in the third quarter of fiscal 2010, among others. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our pending and recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely, are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first half of fiscal 2011, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2011 compared to the same periods of fiscal 2010 is impacted by our acquisitions, primarily the acquisition of Sun in our third quarter of fiscal 2010.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2011 compared to the same periods of fiscal 2010, we quantify the contribution of our acquisitions (for acquisitions that were completed since the beginning of fiscal 2010) to the growth in new software license revenues, software license updates and product support revenues, hardware systems products revenues and hardware systems support revenues. We also are able to quantify the total incremental expenses associated with our hardware systems products and hardware systems support segments. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2010, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2010 and November 30, 2009, our financial statements would reflect reported revenues of $1.33 million in the first half of fiscal 2011 (using 1.33 as the month-end average exchange rate for the period) and $1.50 million in the first half of fiscal 2010 (using 1.50 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and six months ended November 30, 2010 and 2009 using the May 31, 2010 exchange rate and indicate, in this example, no change in revenues during these periods. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Total Revenues by Geography:
Americas	$4,452	49%	49%	$2,979	$8,356	48%	47%	$5,650
EMEA(1)	2,738	39%	47%	1,976	5,119	41%	51%	3,618
Asia Pacific(2)	1,392	54%	47%	903	2,609	59%	50%	1,643

Total revenues	8,582	47%	48%	5,858	16,084	47%	49%	10,911
Total Operating Expenses	5,812	58%	59%	3,680	11,397	63%	64%	6,993

Total Operating Margin	$2,770	27%	28%	$2,178	$4,687	20%	20%	$3,918

Total Operating Margin %	32%			37%	29%			36%
% Revenues by Geography:
Americas	52%			51%	52%			52%
EMEA	32%			34%	32%			33%
Asia Pacific	16%			15%	16%			15%
Total Revenues by Business:
Software	$5,644	15%	17%	$4,900	$10,380	15%	16%	$9,045
Hardware Systems	1,753	*	*	—	3,451	*	*	—
Services	1,185	24%	25%	958	2,253	21%	22%	1,866

Total revenues	$8,582	47%	48%	$5,858	$16,084	47%	49%	$10,911

% Revenues by Business:
Software	66%			84%	65%			83%
Hardware Systems	20%			0%	21%			0%
Services	14%			16%	14%			17%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

*	Not meaningful

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010:    Excluding the effect of foreign currency rate fluctuations, total revenues increased in the second quarter of fiscal 2011 due to a $1.8 billion revenue contribution from our new hardware systems business that resulted from our acquisition of Sun, an increase in our software business revenues resulting from growth in our new software licenses revenues and our software license updates and product support revenues and an increase in our services revenues resulting primarily from an increase in our On Demand revenues that resulted primarily from our acquisition of Sun. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 30% and Asia Pacific contributed 15% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, the increase in total operating expenses in the second quarter of fiscal 2011 was due to additional operating expenses incurred as a result of our acquisition of Sun, including increased expenses pertaining to hardware systems products sold and related hardware systems support offerings, additional employee related expenses including additional stock-based compensation, an increase in intangible asset amortization and increased restructuring expenses primarily as a result of our Sun Restructuring Plan. Total operating expense increases were partially offset by a $120 million benefit related to the recovery of legal costs during the second quarter of fiscal 2011.

On a constant currency basis, our operating margin increased during the second quarter of fiscal 2011 as the increase in total revenues exceeded the increase in total expenses. However, on a constant currency basis our operating margin as a percentage of revenues declined due to the post-combination contributions from our acquisition of Sun, which increased our total expenses, primarily research and development, amortization of intangibles and restructuring expenses, at a faster rate than our total revenues. The decline in our operating margin as a percentage of revenues was partially offset by the aforementioned recovery of legal costs during the second quarter of fiscal 2011.

First Half Fiscal 2011 Compared to First Half Fiscal 2010:    Excluding the effect of foreign currency rate fluctuations, the increase in total revenues in the first half of fiscal 2011 was generally consistent with the reasons noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 32% and Asia Pacific contributed 16% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, the increases in total operating expenses and total operating margin in the first half of fiscal 2011 were generally consistent with the reasons noted above. On a constant currency basis, operating margin as a percentage of revenues decreased in the first half of fiscal 2011 due to reasons consistent with those noted above.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense and income items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2010	2009	2010	2009
Software license updates and product support deferred revenues(1)	$22	$14	$47	$23
Hardware systems support deferred revenues(1)	45	—	106	—
Amortization of intangible assets(2)	614	436	1,217	867
Acquisition related and other(3)(5)	47	10	130	16
Restructuring(4)	189	114	318	162
Stock-based compensation(5)	119	104	248	188
Income tax effects(6)	(274)	(175)	(528)	(337)

	$762	$503	$1,538	$919

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $22 million and $14 million for the three months ended November 30, 2010 and 2009, respectively, and $47 million and $23 million for the six months ended November 30, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $45 million and $106 million for the three and six months ended November 30, 2010, respectively.

Approximately $25 million, $19 million and $7 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2011, fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. In addition, approximately $42 million, $35 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal

2011, fiscal 2012 and fiscal 2013, respectively that would have otherwise been recognized by Sun as an independent entity. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract values over the support renewal period.

(2)

Represents the amortization of intangible assets acquired in connection with our acquisitions. As of November 30, 2010, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2011	$1,175
Fiscal 2012	2,157
Fiscal 2013	1,788
Fiscal 2014	1,449
Fiscal 2015	1,065
Fiscal 2016	575
Thereafter	190

Total intangible assets subject to amortization	8,399
In-process research and development	127

Total intangible assets, net	$8,526

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods have ended, and certain other operating expenses, net.

(4)

Substantially all restructuring expenses incurred during the three and six months ended November 30, 2010 relate to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan. Additional information regarding our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Sales and marketing	$19	$20	$42	$36
Software license updates and product support	3	4	8	8
Hardware systems products	1	—	2	—
Hardware systems support	1	—	2	—
Services	4	3	8	6
Research and development	55	44	114	76
General and administrative	36	33	72	62

Subtotal	119	104	248	188
Acquisition related and other	5	—	6	—

Total stock-based compensation	$124	$104	$254	$188

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 28.5% and 27.4% for the second quarter of fiscal 2011 and 2010, respectively, and 26.8% and 27.7% for the first half of fiscal 2011 and 2010, respectively. The differences in the income tax rates for the second quarter and first half of fiscal 2011 and fiscal 2010 in comparison to the income tax rates derived per our condensed consolidated statements of operations were due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses in these periods.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
New Software License Revenues:
Americas	$1,030	32%	32%	$778	$1,687	33%	32%	$1,274
EMEA	574	5%	12%	548	925	7%	14%	862
Asia Pacific	395	21%	16%	327	672	23%	17%	545

Total revenues	1,999	21%	23%	1,653	3,284	22%	24%	2,681
Expenses:
Sales and marketing(1)	1,260	13%	14%	1,113	2,326	13%	14%	2,057
Stock-based compensation	18	-16%	-16%	20	39	9%	9%	36
Amortization of intangible assets(2)	211	1%	1%	208	415	0%	0%	413

Total expenses	1,489	11%	12%	1,341	2,780	11%	12%	2,506

Total Margin	$510	64%	73%	$312	$504	190%	218%	$175

Total Margin %	26%			19%	15%			6%
% Revenues by Geography:
Americas	51%			47%	52%			48%
EMEA	29%			33%	28%			32%
Asia Pacific	20%			20%	20%			20%
Revenues by Product:
Database and middleware	$1,420	21%	23%	$1,175	$2,356	25%	27%	$1,886
Applications	579	21%	22%	478	928	17%	17%	795

Total new software license revenues	$1,999	21%	23%	$1,653	$3,284	22%	24%	$2,681

% Revenues by Product:
Database and middleware	71%			71%	72%			70%
Applications	29%			29%	28%			30%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010:    Excluding the effect of currency rate fluctuations, total new software license revenues increased by 23% in the second quarter of fiscal 2011 due to growth across all major regions and product types and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 70%, EMEA contributed 16% and Asia Pacific contributed 14% to our new software license revenues growth during the second quarter of fiscal 2011.

Excluding the effect of currency fluctuations, database and middleware revenues and applications revenues increased by 23% and 22%, respectively, in the second quarter of fiscal 2011, and 20% and 13%, respectively, over the trailing 4-quarters, primarily due to improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, Sun contributed $136 million and other recent acquisitions contributed $6 million to the growth in our database and middleware revenues during the second quarter of fiscal 2011. In reported currency, our recent acquisitions contributed $27 million to the growth in our applications revenues.

In reported currency, new software license revenues earned from transactions over $0.5 million increased by 12% in the second quarter of fiscal 2011 and represented 47% of our new software license revenues in the second quarter of fiscal 2011 in comparison to 51% in the second quarter of fiscal 2010.

Excluding the effect of favorable foreign currency rate fluctuations, our total software sales and marketing expenses increased in the second quarter of fiscal 2011 primarily due to higher employee related and other operating expenses resulting from our acquisition of Sun and higher variable compensation expenses resulting from higher revenues.

New software license margin and margin as a percentage of revenues increased as our revenues increased at a faster rate than our expenses.

First Half Fiscal 2011 Compared to First Half Fiscal 2010:    Excluding the effect of foreign currency rate fluctuations, total new software license revenues increased by 24% in the first half of fiscal 2011 for similar reasons as noted above. In reported currency, products acquired from Sun and other recent acquisitions contributed $284 million and $16 million, respectively, to the growth in our database and middleware revenues during the first half of fiscal 2011 and products from our other recent acquisitions contributed $30 million to the growth in our applications revenues during the first half of fiscal 2011. In reported currency, new software license revenues earned from transactions over $0.5 million increased by 14% in the first half of fiscal 2011 and represented 44% of new software license revenues in the first half of fiscal 2011 in comparison to 48% in the first half of fiscal 2010.

Excluding the effect of foreign currency rate fluctuations, total software sales and marketing expenses, new software license margin and margin as a percentage of revenues increased due to reasons that are generally consistent with those noted above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Software License Updates and Product Support Revenues:
Americas	$1,959	13%	12%	$1,734	$3,843	12%	11%	$3,429
EMEA	1,183	9%	16%	1,088	2,289	8%	15%	2,120
Asia Pacific	503	18%	12%	425	964	18%	11%	815

Total revenues	3,645	12%	13%	3,247	7,096	12%	13%	6,364
Expenses:
Software license updates and product support(1)	304	17%	18%	260	607	26%	27%	482
Stock-based compensation	3	-40%	-40%	4	8	-10%	-10%	8
Amortization of intangible assets(2)	208	-3%	-3%	215	414	-3%	-3%	428

Total expenses	515	8%	8%	479	1,029	12%	12%	918

Total Margin	$3,130	13%	14%	$2,768	$6,067	11%	13%	$5,446

Total Margin %	86%			85%	85%			86%
% Revenues by Geography:
Americas	54%			53%	54%			54%
EMEA	32%			34%	32%			33%
Asia Pacific	14%			13%	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the second quarter of fiscal 2011 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal quarter and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 35% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the second quarter of fiscal 2011 included incremental revenues of $93 million from Sun and $38 million from our other recent acquisitions. As a result of our acquisitions, we recorded adjustments to reduce assumed software license updates and product support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $22 million and $14 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the second quarter of fiscal 2011 and fiscal 2010, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying software support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

On a constant currency basis, total software license updates and product support expenses increased primarily due to an increase in salaries and benefits expenses resulting from increased headcount that was primarily Sun-related.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

First Half Fiscal 2011 Compared to First Half Fiscal 2010:    On a constant currency basis, the growth in our software license updates and product support revenues and expenses is primarily attributable to the same reasons as noted above. On a constant currency basis, the Americas contributed 51%, EMEA contributed 37% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first half of fiscal 2011 included incremental contributions of $168 million from Sun and $60 million from our other recent acquisitions. Software license updates and product support revenues related to support contracts in the amounts of $47 million and $23 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2011 and 2010, respectively, due to business combination accounting rules.

On a constant currency basis, total software license updates and product support expenses increased due to similar reasons as noted above as well as an increase in bad debt expenses. Excluding the effect of currency rate fluctuations, total software license updates and product support margin increased due to an increase in our revenues, and our margin as a percentage of total revenues was flat.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our computer server and storage products. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consist of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include incentive compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Hardware Systems Products Revenues:
Americas	$602	*	*	$—	$1,144	*	*	$—
EMEA	329	*	*	—	667	*	*	—
Asia Pacific	181	*	*	—	379	*	*	—

Total revenues	1,112	*	*	—	2,190	*	*	—
Expenses:
Hardware systems products(1)	524	*	*	—	1,080	*	*	—
Sales and marketing(1)	251	*	*	—	496	*	*	—
Stock-based compensation	2	*	*	—	5	*	*	—
Amortization of intangible assets(2)	103	*	*	—	204	*	*	—

Total expenses	880	*	*	—	1,785	*	*	—

Total Margin	$232	*	*	$—	$405	*	*	$—

Total Margin %	21%			*	18%			*
% Revenues by Geography:
Americas	54%			*	52%			*
EMEA	30%			*	31%			*
Asia Pacific	16%			*	17%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Hardware Systems Support Revenues:
Americas	$259	*	*	$—	$512	*	*	$—
EMEA	264	*	*	—	523	*	*	—
Asia Pacific	118	*	*	—	226	*	*	—

Total revenues	641	*	*	—	1,261	*	*	—
Expenses:
Hardware systems support(1)	355	*	*	—	654	*	*	—
Stock-based compensation	1	*	*	—	2	*	*	—
Amortization of intangible assets(2)	74	*	*	—	149	*	*	—

Total expenses	430	*	*	—	805	*	*	—

Total Margin	$211	*	*	$—	$456	*	*	$—

Total Margin %	33%			*	36%			*
% Revenues by Geography:
Americas	41%			*	41%			*
EMEA	41%			*	41%			*
Asia Pacific	18%			*	18%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

Our hardware systems support revenues were attributable to hardware systems support contracts that we assumed through our acquisition of Sun and hardware systems support contracts that were purchased or renewed by customers in the post-combination period. As a result of our acquisition of Sun, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition date. Due to our application of business combination accounting rules, hardware systems support revenues related to support contracts in the amount of $45 million and $106 million that would have been otherwise recorded by Sun as an independent entity were not recognized in the three and six months ended November 30, 2010, respectively. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Services

Services consist of consulting, On Demand and education.

Consulting:    Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Consulting Revenues:
Americas	$391	17%	17%	$335	$762	10%	10%	$695
EMEA	224	-12%	-8%	253	411	-13%	-9%	472
Asia Pacific	123	19%	14%	104	231	23%	17%	188

Total revenues	738	7%	8%	692	1,404	4%	5%	1,355
Expenses:
Services(1)	627	0%	1%	628	1,192	-2%	-1%	1,221
Stock-based compensation	2	4%	4%	2	4	-3%	-3%	4
Amortization of intangible assets(2)	10	0%	0%	10	19	3%	3%	19

Total expenses	639	0%	1%	640	1,215	-2%	-1%	1,244

Total Margin	$99	90%	87%	$52	$189	70%	63%	$111

Total Margin %	14%			8%	14%			8%
% Revenues by Geography:
Americas	53%			48%	55%			51%
EMEA	30%			37%	29%			35%
Asia Pacific	17%			15%	16%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010:    Excluding the effect of currency rate fluctuations, consulting revenues increased in the second quarter of fiscal 2011 due to revenue increases in the Americas and Asia Pacific regions and revenue contributions from our recently acquired companies, which were partially offset by a reduction in consulting revenues in the EMEA region.

Excluding the effect of currency rate fluctuations, consulting expenses increased slightly in the second quarter of fiscal 2011 due to increases in external contractor costs to support our increase in revenues and an increase in variable compensation expenses, which were almost entirely offset by a reduction in salary and related expenses resulting from reduced headcount.

On a constant currency basis, consulting margin and margin as a percentage of revenues increased in the second quarter of fiscal 2011 due primarily to an increase in our revenues.

First Half Fiscal 2011 Compared to First Half Fiscal 2010:    Excluding the effect of currency rate fluctuations, the increase in consulting revenues in the first half of fiscal 2011 was generally due to similar reasons as those discussed above. On a constant currency basis, our expense decreases in the first half of fiscal 2011 were primarily due to a reduction in salary and related expenses from reduced headcount, partially offset by increases in external contractor expenses and variable compensation expenses. On a constant currency basis, total margin and total margin as a percentage of revenues increased during the first half of fiscal 2011 due to both revenue increases and expense decreases.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
On Demand Revenues:
Americas	$171	73%	71%	$99	$332	74%	73%	$190
EMEA	128	121%	135%	58	244	111%	125%	116
Asia Pacific	51	61%	52%	31	95	53%	44%	62

Total revenues	350	86%	86%	188	671	82%	83%	368
Expenses:
Services(1)	267	94%	93%	138	527	99%	99%	266
Stock-based compensation	2	24%	24%	1	4	38%	38%	2
Amortization of intangible assets(2)	8	129%	129%	3	16	129%	129%	7

Total expenses	277	94%	93%	142	547	99%	99%	275

Total Margin	$73	60%	62%	$46	$124	34%	35%	$93

Total Margin %	21%			24%	19%			25%
% Revenues by Geography:
Americas	49%			53%	50%			52%
EMEA	37%			30%	36%			31%
Asia Pacific	14%			17%	14%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, the increases in our On Demand revenues during the fiscal 2011 periods were primarily due to revenue contributions from Sun and, to a lesser extent, increased revenues from our legacy Advanced Customer Services and legacy Oracle On Demand offerings. Excluding the effect of currency rate fluctuations, the Americas contributed 46% and 48%, EMEA contributed 44% and 43% and Asia Pacific contributed 10% and 9% to the increases in On Demand revenues during the second quarter and first half of fiscal 2011, respectively.

On a constant currency basis, On Demand expenses increased during the fiscal 2011 periods primarily due to additional employee related expenses associated with the acquisition of Sun and higher third-party contractor expenses that supported the increases in our revenues.

On a constant currency basis, On Demand margin increased and margin as a percentage of revenues declined during the fiscal 2011 periods due to the post-combination contributions from our acquisition of Sun, which increased our total margin but also increased our total expenses at a faster rate than our total revenues.

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Education Revenues:
Americas	$40	21%	21%	$33	$76	22%	21%	$62
EMEA	35	23%	30%	29	60	23%	31%	48
Asia Pacific	22	36%	29%	16	42	31%	24%	33

Total revenues	97	25%	26%	78	178	25%	25%	143
Expenses:
Services	71	13%	14%	63	138	15%	16%	121

Total Expenses	71	13%	14%	63	138	15%	16%	121

Total Margin	$26	71%	74%	$15	$40	77%	74%	$22

Total Margin %	27%			19%	22%			15%
% Revenues by Geography:
Americas	41%			42%	43%			43%
EMEA	36%			37%	33%			34%
Asia Pacific	23%			21%	24%			23%

On a constant currency basis, education revenues and expenses increased in the fiscal 2011 periods primarily due to Sun. Excluding the effect of currency rate fluctuations, the Americas contributed 36% and 39%, EMEA contributed 40% and 38%, and Asia Pacific contributed 24% and 23% to the increases in education revenues during the second quarter and first half of fiscal 2011, respectively. On a constant currency basis, education margin and margin as a percentage of revenues increased during the fiscal 2011 periods as a result of our revenues increasing at rate faster than our expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009

Research and development(1)	$1,064	60%	60%	$664	$2,108	63%	63%	$1,292
Stock-based compensation	55	26%	26%	44	114	50%	50%	76

Total expenses	$1,119	58%	58%	$708	$2,222	62%	62%	$1,368

% of Total Revenues	13%			12%	14%			13%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2011 periods primarily due to increased expenses from Sun, including additional employee related expenses such as salaries, variable compensation, benefits and stock-based compensation from increased headcount, and to a lesser extent, increased expenses related to facilities, other infrastructure costs and legal related expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
General and administrative(1)	$120	-20%	-23%	$150	$356	10%	9%	$321
Stock-based compensation	36	11%	11%	33	72	19%	19%	62

Total expenses	$156	-15%	-17%	$183	$428	12%	11%	$383

% of Total Revenues	2%			3%	3%			4%

(1)	Excluding stock-based compensation

Fiscal Second Quarter 2011 Compared to Fiscal Second Quarter 2010:    On a constant currency basis, total general and administrative expenses decreased during the second quarter of fiscal 2011 primarily due to a $120 million benefit related to the recovery of legal costs, which was partially offset by additional employee related expenses resulting from Sun.

First Half Fiscal 2011 Compared to First Half Fiscal 2010:    On a constant currency basis, total general and administrative expenses increased during the first half of fiscal 2011 primarily due to additional employee related expenses resulting from Sun, partially offset by a $120 million benefit related to the recovery of legal costs.

Amortization of Intangible Assets:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Software support agreements and related relationships	$141	0%	0%	$141	$282	1%	1%	$280
Hardware systems support agreements and related relationships	30	*	*	—	59	*	*	—
Developed technology	250	39%	39%	180	490	36%	36%	360
Core technology	80	21%	21%	66	158	22%	22%	130
Customer relationships	96	140%	140%	40	194	149%	149%	78
Trademarks	17	89%	89%	9	34	79%	79%	19

Total amortization of intangible assets	$614	41%	41%	$436	$1,217	40%	40%	$867

*	Not meaningful

Amortization of intangible assets increased in the fiscal 2011 periods presented due to additional amortization from intangible assets that we acquired since the beginning of fiscal 2010, including those from our acquisition of Sun. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Transitional and other employee related costs	$28	1,078%	1,058%	$2	$77	1,346%	1,355%	$5
Stock-based compensation	5	*	*	—	6	*	*	—
Professional fees and other, net	31	645%	472%	4	59	667%	524%	7
Business combination adjustments, net	(17)	-536%	-495%	4	(12)	-486%	-384%	4

Total acquisition related and other expenses	$47	349%	284%	$10	$130	705%	580%	$16

*	Not meaningful

On a constant currency basis, acquisition related and other expenses increased in the fiscal 2011 periods presented primarily due to higher transitional employee related expenses and higher professional fees that were both primarily related to our acquisition of Sun, partially offset by certain business combination adjustments incurred after the measurement period had ended.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other costs to improve our cost structure prospectively. For additional information regarding our Oracle-based and acquired company restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Restructuring expenses	$189	66%	87%	$114	$318	97%	116%	$162

Restructuring expenses in the fiscal 2011 periods presented primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. To a lesser extent, we also incurred expenses associated with other Oracle-based plans which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. The total estimated remaining restructuring costs associated with the Sun Restructuring Plan were approximately $485 million as of November 30, 2010 and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are incurred. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Interest expense	$214	14%	14%	$188	$410	12%	12%	$368

Interest expense increased in the fiscal 2011 periods presented due to higher average borrowings resulting from our issuance of $3.25 billion of senior notes in July 2010, and was partially offset by a reduction in interest expense associated with the maturity and repayment of other borrowings, primarily $1.0 billion of floating rate notes in May 2010.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Interest income	$39	31%	31%	$30	$73	13%	14%	$65
Foreign currency gains (losses), net	33	1,745%	2,414%	(2)	82	501%	536%	(20)
Noncontrolling interests in income	(22)	-39%	-39%	(16)	(47)	-19%	-18%	(40)
Other income, net	40	98%	93%	21	57	90%	85%	30

Total non-operating income, net	$90	177%	178%	$33	$165	383%	406%	$35

Non-operating income, net increased during the fiscal 2011 periods presented primarily as a result of net foreign currency transaction gains in comparison to net foreign currency transaction losses in the corresponding prior year periods, increases in interest income in the fiscal 2011 periods due to larger average cash, cash equivalents and marketable securities balances and gains from favorable changes in the values of our marketable securities (included in other income, net) that we classify as trading that are held to support our deferred compensation plan obligations.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2010	Actual	Constant	2009	2010	Actual	Constant	2009
Provision for income taxes	$776	37%	39%	$565	$1,219	22%	13%	$1,003

Effective tax rate	29.3%			27.9%	27.4%			28.0%

Provision for income taxes increased during the fiscal 2011 periods presented due substantially to higher income before tax.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2010	Change	May 31, 2010
Working capital	$19,387	57%	$12,313
Cash, cash equivalents and marketable securities	$24,845	35%	$18,469

Working capital:    The increase in working capital as of November 30, 2010 in comparison to May 31, 2010 was primarily due to our issuance of $3.25 billion of long-term, senior notes in July 2010 and the favorable impact to our net current assets resulting from our net income during the first half of fiscal 2011, partially offset by cash used for acquisitions, repurchases of our common stock and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at November 30, 2010 in comparison to May 31, 2010 was primarily due to the issuance of $3.25 billion of senior notes in July 2010 and an increase in cash generated from our operating activities. We have $2.25 billion of senior notes outstanding as of November 30, 2010 that are payable in January 2011. Cash, cash equivalents and marketable securities included $19.8 billion held by our foreign subsidiaries as of November 30, 2010. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). As the U.S. Dollar generally weakened against most major international currencies during the first half of fiscal 2011, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of November 30, 2010 relative to what we would have reported using a constant currency rate as of May 31, 2010. Our increase in cash, cash equivalents and marketable securities balances during the first half of fiscal 2011, was partially offset by cash used for acquisitions, the repurchases of our common stock, the payment of cash dividends to our stockholders and the repayment of commercial paper notes.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 46 days at November 30, 2010 compared with 53 days at May 31, 2010. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first half of fiscal 2011, of large software license and support balances outstanding as of May 31, 2010.

	Six Months Ended November 30,
(Dollars in millions)	2010	Change	2009
Cash provided by operating activities	$4,761	8%	$4,389
Cash used for investing activities	$(6,694)	159%	$(2,589)
Cash provided by financing activities	$2,088	-46%	$3,843

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

Net cash provided by operating activities increased in the first half of fiscal 2011 primarily due to the cash favorable impact of our increased net income, adjusted for depreciation and amortization, which was partially offset by certain other unfavorable changes in working capital including an increase in cash used to pay income taxes and an increase in net cash used to pay accrued compensation liabilities such as commissions and bonuses, in each case compared to the first half of fiscal 2010.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first half of fiscal 2011 due to an increase in cash used to purchase marketable securities (net of proceeds received from sales and maturities), an increase in cash used for acquisitions, net of cash acquired (refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our acquisitions), and an increase in capital expenditures.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash provided by financing activities in the first half of fiscal 2011 decreased primarily due to a reduction in the amount of long-term senior notes that we issued ($3.25 billion of long-term senior notes issued) in comparison to the prior year period ($4.5 billion of long-term senior notes issued) and an increase in repayments of commercial paper notes, partially offset by an increase in proceeds from stock option exercises.

Free cash flow:    To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flows generated from our operations. We believe free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities, as a measure of liquidity. We calculate free cash flows as follows:

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2010	Change	2009
Cash provided by operating activities	$9,053	5%	$8,654
Capital expenditures(1)	(369)	60%	(230)

Free cash flow	$8,684	3%	$8,424

Net income	$6,776		$5,802

Free cash flow as a percent of net income	128%		145%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell contracts that we have financed on a non-recourse basis to financial institutions. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $276 million and $344 million, respectively, or approximately 8% and 13%, respectively, of our new software license revenues during the first half of fiscal 2011 and 2010 and $62 million, or approximately 3%, of our hardware systems products revenues during the first half of fiscal 2011.

Recent Financing Activities

Commercial Paper Notes:    During the first half of fiscal 2011, we repaid $881 million of commercial paper notes that were issued in fiscal 2010 pursuant to our commercial paper program, which allows us to issue and sell unsecured short term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. As of November 30, 2010, we had no commercial paper notes outstanding ($881 million outstanding as of May 31, 2010). Additional details of our various debt facilities and obligations are included in the “Contractual Obligations” section below, in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Senior Notes:    In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 and $2.25 billion of 5.375% notes due July 2040. We issued these senior notes in order to repay indebtedness, including repayment of our 5.00% senior notes that are due January 2011 ($2.25 billion principal amount outstanding as of November 30, 2010), for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of the floating rate senior notes that matured in May 2010. Additional details regarding these senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of November 30, 2010:

		Year Ending May 31,
(Dollars in millions)	Total	2011	2012	2013	2014	2015	2016	Thereafter
Principal payments on long-term debt(1)	$17,000	$2,250	$—	$1,250	$—	$1,500	$2,000	$10,000
Capital leases(2)	5	5	—	—	—	—	—	—
Interest payments on long-term debt(1)	11,208	409	738	738	676	665	655	7,327
Operating leases(3)	1,790	267	441	315	201	145	128	293
Purchase obligations and other(4)	704	624	47	20	7	3	3	—

Total contractual obligations	$30,707	$3,555	$1,226	$2,323	$884	$2,313	$2,786	$17,620

(1)	Our borrowings (excluding capital leases) consist of the following as of November 30, 2010:

Principal Balance
5.00% senior notes due January 2011	$2,250
4.95% senior notes due April 2013	1,250
3.75% senior notes due July 2014, including fair value adjustment of $79	1,579
5.25% senior notes due January 2016, net of discount of $6	1,994
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $5	1,745
3.875% senior notes due July 2020, net of discount of $2	998
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242
5.375% senior notes due July 2040, net of discount of $25	2,225

Total borrowings	$17,030

We have entered into interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on borrowings presented in the contractual obligations table above have been estimated using an interest rate of 1.44%, which represented our effective interest rate as of November 30, 2010 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been included in the above table of borrowings.

(2)	Represents remaining payments under capital leases, substantially all of which were assumed from our acquisitions.

(3)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $359 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at November 30, 2010.

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

As of November 30, 2010, we have $2.8 billion of unrecognized tax benefits, including related interest and penalties, recorded on our condensed consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $120 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2011. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2011.

Separately, in the second quarter of fiscal 2011, we agreed to acquire Art Technology Group, Inc., a provider of eCommerce software and related on demand commerce optimization applications, and certain other technology and development assets for approximately $1.1 billion in cash. Our acquisition of Art Technology Group, Inc. is expected to close in our third quarter of fiscal 2011 but remains subject to certain customary closing conditions.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditure and contractual obligation requirements. In addition, we believe we could fund any future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, our existing available debt capacity, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock Options and Restricted Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. In the second quarter of fiscal 2011, our stockholders approved amendments to the Amended and Restated Oracle Corporation 2000 Long-Term Equity Incentive Plan, including an amendment to increase the number of shares available under the plan by 388,313,015 shares. We historically have granted only stock options to our employees. The restricted stock-based awards included in the table presented below were assumed as a result of our acquisitions.

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2007 has been a weighted average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10 year exercise period, have exercise prices higher than the current market price of our common stock. At November 30, 2010, 3.8% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2010, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.8%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2007 through November 30, 2010 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2007	434
Options granted	306
Options and restricted stock-based awards assumed	67
Options exercised and restricted stock-based awards vested	(318)
Forfeitures, cancellations and other, net	(94)

Options and restricted stock-based awards outstanding at November 30, 2010	395

Average annualized options and restricted stock-based awards granted and assumed, net of forfeitures	62
Average annualized stock repurchases	(106)
Shares outstanding at November 30, 2010	5,051
Basic weighted average shares outstanding from June 1, 2007 through November 30, 2010	5,067
Options and restricted stock-based awards outstanding as a percent of shares outstanding at November 30, 2010	7.8%
In the money options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at November 30, 2010	7.5%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through November 30, 2010	1.2%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through November 30, 2010	-0.9%

Our Compensation Committee approves the annual organization-wide option grants to employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first half of fiscal 2011, we made our annual grant of stock options and certain other stock option grants and we assumed certain restricted stock-based awards totaling 105 million shares, which were partially offset by forfeitures of 22 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Foreign Currency Transaction Risk

We transact business in various foreign currencies and are subject to risks associated with the effects of certain foreign currency exposures. We have a program that primarily utilizes foreign currency forward contracts to offset these risks. We may suspend this program from time to time and did so during the fourth quarter of fiscal 2010 until resuming the program in the second quarter of fiscal 2011. Increases or decreases in our foreign currency exposures are offset by gains or losses on foreign currency forward contracts that we enter into in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency exposures typically arise from intercompany sublicense fees, intercompany loans and other intercompany transactions that are generally expected to be cash settled in the near term. Our foreign currency forward contracts are generally short term in duration.

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for changes in fair values and cash settlement of these forward contracts is non-operating income, net.

Although we have resumed our foreign currency forward contract program, we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of November 30, 2010, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $1.6 billion, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $153 million, and the notional amounts of the foreign currency forward contracts we held to purchase Euros in exchange for other major international currencies were €287 million (approximately $384 million). The net unrealized losses of our outstanding foreign currency forward contracts were nominal at November 30, 2010. Net foreign exchange transaction gains (losses) included in non-operating income, net in the accompanying condensed consolidated statements of operations were $33 million and $82 million for the three and six months ended November 30, 2010, respectively and $(2) million and $(20) million for the three and six months ended November 30, 2009, respectively.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2011. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 for a more complete discussion of the other market risks we encounter.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and our Chief Financial Officer have concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of November 30, 2010, approximately $4.8 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2010 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 1, 2010—September 30, 2010	3.3	$25.52	3.3	$4,924.7
October 1, 2010—October 31, 2010	3.0	$28.35	3.0	$4,840.0
November 1, 2010—November 30, 2010	2.8	$28.42	2.8	$4,759.3

Total	9.1	$27.35	9.1

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.29*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.30*	Amended and Restated Oracle Corporation 2000 Long-Term Equity Incentive Plan, as amended on October 6, 2010	8-K	000-51788	10.30	10/13/10	Oracle Corporation

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements						X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 21, 2010	By:	/s/ JEFF EPSTEIN
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: December 21, 2010	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer