Form 10-Q
period 2011-02-28
ORACLE CORP
filed 2011-03-29
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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

The number of shares of registrant’s common stock outstanding as of March 21, 2011 was: 5,060,516,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions are generally intended to identify forward-looking statements. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2011, which runs from June 1, 2010 to May 31, 2011.

You should understand that the following important factors, in addition to those discussed elsewhere in this Quarterly Report and in our Annual Report on Form 10-K, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements:

•

Economic, political and market conditions, including the recent recession and global economic crisis and the current situation in Japan caused by the recent earthquake and resulting tsunami, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.

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

•

Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses, risks relating to compliance with international and U.S. laws that apply to our international operations and risks to the sales of our products and services and supply chain operations caused by the recent earthquake and tsunami in Japan.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2011 and May 31, 2010

(Unaudited)

(in millions, except per share data)	February 28, 2011	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,864	$9,914
Marketable securities	12,491	8,555
Trade receivables, net of allowances for doubtful accounts of $358 and $305 as of February 28, 2011 and May 31, 2010, respectively	4,495	5,585
Inventories	276	259
Deferred tax assets	1,193	1,159
Prepaid expenses and other current assets	2,140	1,532

Total current assets	32,459	27,004

Non-current assets:
Property, plant and equipment, net	2,894	2,763
Intangible assets, net	8,324	9,321
Goodwill	21,425	20,425
Deferred tax assets	1,519	1,267
Other assets	1,045	798

Total non-current assets	35,207	34,574

Total assets	$67,666	$61,578

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$—	$3,145
Accounts payable	673	775
Accrued compensation and related benefits	1,872	1,895
Deferred revenues	5,849	5,900
Other current liabilities	2,888	2,976

Total current liabilities	11,282	14,691

Non-current liabilities:
Notes payable and other non-current borrowings	14,752	11,510
Income taxes payable	3,078	2,695
Deferred tax liabilities	350	424
Other non-current liabilities	1,145	1,059

Total non-current liabilities	19,325	15,688

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,061 shares as of February 28, 2011 and 5,026 shares as of May 31, 2010	16,131	14,648
Retained earnings	20,059	16,146
Accumulated other comprehensive income	427	4

Total Oracle Corporation stockholders’ equity	36,617	30,798
Noncontrolling interests	442	401

Total equity	37,059	31,199

Total liabilities and equity	$67,666	$61,578

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2011 and 2010

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2011	2010	2011	2010
Revenues:
New software licenses	$2,214	$1,718	$5,498	$4,399
Software license updates and product support	3,740	3,297	10,835	9,661

Software revenues	5,954	5,015	16,333	14,060
Hardware systems products	1,035	273	3,225	273
Hardware systems support	629	185	1,890	185

Hardware systems revenues	1,664	458	5,115	458
Services	1,146	931	3,399	2,797

Total revenues	8,764	6,404	24,847	17,315

Operating expenses:
Sales and marketing	1,618	1,241	4,482	3,335
Software license updates and product support	299	281	914	771
Hardware systems products	465	206	1,547	206
Hardware systems support	294	116	950	116
Services	954	816	2,818	2,429
Research and development	1,127	823	3,349	2,191
General and administrative	286	236	714	619
Amortization of intangible assets	612	502	1,829	1,369
Acquisition related and other	30	34	160	50
Restructuring	92	306	410	467

Total operating expenses	5,777	4,561	17,173	11,553

Operating income	2,987	1,843	7,674	5,762
Interest expense	(204)	(186)	(613)	(553)
Non-operating income (expense), net	16	(75)	180	(41)

Income before provision for income taxes	2,799	1,582	7,241	5,168
Provision for income taxes	683	393	1,903	1,396

Net income	$2,116	$1,189	$5,338	$3,772

Earnings per share:
Basic	$0.42	$0.24	$1.06	$0.75

Diluted	$0.41	$0.23	$1.04	$0.74

Weighted average common shares outstanding:
Basic	5,057	5,015	5,042	5,012

Diluted	5,149	5,076	5,117	5,067

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2011 and 2010

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2011	2010
Cash Flows From Operating Activities:
Net income	$5,338	$3,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	283	196
Amortization of intangible assets	1,829	1,369
Deferred income taxes	(174)	(362)
Stock-based compensation	383	310
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	222	117
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(139)	(71)
Other, net	42	79
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,377	1,614
(Increase) decrease in inventories	(9)	18
Decrease in prepaid expenses and other assets	261	375
Decrease in accounts payable and other liabilities	(821)	(842)
Decrease in income taxes payable	(591)	(269)
Decrease in deferred revenues	(564)	(136)

Net cash provided by operating activities	7,437	6,170

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(22,861)	(11,162)
Proceeds from maturities and sales of marketable securities and other investments	19,159	7,121
Acquisitions, net of cash acquired	(1,673)	(5,567)
Capital expenditures	(372)	(161)
Proceeds from sale of property	85	—

Net cash used for investing activities	(5,662)	(9,769)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(749)	(738)
Proceeds from issuances of common stock	1,028	602
Payment of dividends to stockholders	(757)	(753)
Proceeds from borrowings, net of issuance costs	3,204	6,420
Repayments of borrowings	(3,143)	(1,708)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	139	71
Distributions to noncontrolling interests	(65)	(59)

Net cash (used for) provided by financing activities	(343)	3,835

Effect of exchange rate changes on cash and cash equivalents	518	100

Net increase in cash and cash equivalents	1,950	336
Cash and cash equivalents at beginning of period	9,914	8,995

Cash and cash equivalents at end of period	$11,864	$9,331

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$17	$91
Increase in unsettled repurchases of common stock	$1	$4

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

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

On January 26, 2010, we completed our acquisition of Sun Microsystems, Inc. (Sun), a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. As a result of our acquisition of Sun, we entered into the hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support. In addition, we enhanced our existing software and services businesses with additional offerings. Our acquisition of Sun has added a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2011. General and administrative expenses as presented in our condensed consolidated statements of operations during the nine months ended February 28, 2011 included a benefit of $120 million related to the recovery of legal costs, which reduced our expenses in this period.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010	2011	2010
Transitional and other employee related costs	$16	$5	$93	$10
Stock-based compensation	1	10	8	10
Professional fees and other, net	14	19	72	25
Business combination adjustments, net	(1)	—	(13)	5

Total acquisition related and other expenses	$30	$34	$160	$50

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

Non-Operating Income (Expense), net

Non-operating income (expense), net consists primarily of interest income, net foreign currency gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Corporation Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010	2011	2010
Interest income	$44	$27	$118	$91
Foreign currency (losses) gains, net	(30)	(88)	52	(109)
Noncontrolling interests in income	(26)	(24)	(73)	(63)
Other income, net	28	10	83	40

Total non-operating income (expense), net	$16	$(75)	$180	$(41)

Included in our non-operating income (expense), net for the three and nine months ended February 28, 2010 was a foreign currency remeasurement loss of $70 million resulting from the designation of our Venezuelan subsidiary as “highly inflationary” in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters, and subsequent devaluation of the Venezuelan currency by the Venezuelan government.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010	2011	2010
Net income	$2,116	$1,189	$5,338	$3,772
Foreign currency translation gains (losses), net	93	(233)	403	43
Unrealized gains on defined benefit plans, net	1	—	3	—
Unrealized gains (losses) on derivative financial instruments, net	—	18	—	(13)
Unrealized gains on marketable securities, net	6	—	17	—

Comprehensive income	$2,216	$974	$5,761	$3,802

Sale of Financing Receivables

We offer certain of our customers the option to acquire our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

surrendered control of these financing receivables. During the three and nine months ended February 28, 2011, $287 million and $1.0 billion of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations:    In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2010-29 on our consolidated financial statements.

Performing Step 2 of the Goodwill Impairment Test:    In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

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

Fiscal 2011 Acquisitions

On January 5, 2011, we completed our acquisition of Art Technology Group, Inc. (ATG), a provider of eCommerce software and related on demand commerce optimization applications. We have included the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

financial results of ATG in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The total preliminary purchase price for ATG was approximately $1.0 billion, which consisted of approximately $990 million in cash and $16 million for the fair value of stock options and restricted stock-based awards assumed. In allocating the total preliminary purchase price for ATG based on estimated fair values, we preliminarily recorded $484 million of goodwill, $404 million of identifiable intangible assets and $118 million of net tangible assets.

On August 11, 2010, we completed our acquisition of Phase Forward Incorporated (Phase Forward), a provider of applications for life sciences companies and healthcare providers. We have included the financial results of Phase Forward in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The total preliminary purchase price for Phase Forward was approximately $736 million, which consisted of approximately $735 million in cash and $1 million for the fair value of restricted stock-based awards assumed. In allocating the total preliminary purchase price for Phase Forward based on estimated fair values, we preliminarily recorded $352 million of goodwill, $370 million of identifiable intangible assets, $20 million of in-process research and development and $6 million of net tangible liabilities (resulting primarily from deferred tax liabilities assumed as a part of this transaction).

During the first nine months of fiscal 2011, we acquired certain other companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates.

The preliminary purchase price allocations for acquisitions completed during the first nine months of fiscal 2011 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary purchase price allocations that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

In the third quarter of fiscal 2011, we agreed to acquire certain technology development assets for amounts that are not material to our business, and we expect to close such acquisitions within the next twelve months.

Fiscal 2010 Acquisitions

Acquisition of Sun Microsystems, Inc.

On January 26, 2010 we completed our acquisition of Sun, a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. We acquired Sun to, among other things, expand our product offerings by adding Sun’s existing hardware systems business and broadening our software and services offerings. We have included the financial results of Sun in our consolidated financial statements from the date of acquisition. For the first nine months of fiscal 2011, Sun contributed $705 million to our total software revenues and $5.1 billion to our total hardware systems business revenues. Other revenue and earnings contributions from Sun were not separately identifiable due to our integration activities.

The total purchase price for Sun was $7.3 billion which consisted of $7.2 billion in cash paid to acquire the outstanding common stock of Sun and $99 million for the fair value of stock options and restricted-stock based awards assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $1.4 billion of goodwill, $3.3 billion of identifiable intangible assets, $415 million of in-process research and development and $2.2 billion of net tangible assets.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Sun, Phase Forward, ATG and certain other companies that we acquired since the beginning of fiscal 2010 (which were collectively significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which are preliminary), the elimination of certain goodwill and intangible asset impairment charges incurred by Sun, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for certain borrowings and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance these acquisitions had taken place at the beginning of fiscal 2010.

The unaudited pro forma financial information for the three and nine months ended February 28, 2011 combined the historical results of Oracle for the three and nine months ended February 28, 2011, the historical results of ATG for the three and nine months ended September 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired ATG), the historical results of Phase Forward for the three months ended June 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired Phase Forward), and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three and nine months ended February 28, 2010 combined the historical results of Oracle for the three and nine months ended February 28, 2010, the historical results of ATG for the three and nine months ended March 31, 2010 (due to differences in reporting periods), the historical results of Phase Forward for the three and nine months ended March 31, 2010 (due to differences in reporting periods), the historical results of Sun for the three and nine months ended September 27, 2009 (adjusted due to differences in reporting periods) and the adjusted historical results for certain other companies that we acquired since the beginning of fiscal 2010, which were collectively significant for the purposes of unaudited pro forma financial information disclosure, based upon their respective previous reporting periods, the dates that these companies were acquired by us, and the effects of the pro forma adjustments described above.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2011	2010	2011	2010
Total revenues	$8,784	$7,990	$25,008	$24,352
Net income	$2,112	$1,048	$5,316	$3,167
Basic earnings per share	$0.42	$0.21	$1.05	$0.63
Diluted earnings per share	$0.41	$0.21	$1.04	$0.63

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

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

Assets Measured at Fair Value on a Recurring Basis

Our assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	February 28, 2011			May 31, 2010
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$1,036	$—	$1,036	$2,423	$—	$2,423
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,772	—	1,772	3,010	—	3,010
Commercial paper debt securities	—	9,998	9,998	—	3,378	3,378
Corporate debt securities and other	90	2,089	2,179	—	2,256	2,256
Derivative financial instruments	—	49	49	—	33	33

Total assets	$2,898	$12,136	$15,034	$5,433	$5,667	$11,100

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our condensed consolidated financial statements. Based on the trading prices of our $14.8 billion and $14.6 billion of borrowings, which consisted of senior notes that were outstanding at February 28, 2011 and senior notes and commercial paper notes that were outstanding as of May 31, 2010 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at February 28, 2011 and May 31, 2010 were $15.8 billion and $15.9 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	February 28, 2011	May 31, 2010
Raw materials	$89	$95
Work-in-process	16	43
Finished goods	171	121

Total	$276	$259

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2011 and the net book values of intangible assets at February 28, 2011 and May 31, 2010 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
(Dollars in millions)	May 31, 2010	Additions	February 28, 2011	May 31, 2010	Expense	February 28, 2011	May 31, 2010	February 28, 2011
Software support agreements and related relationships	$5,078	$100	$5,178	$(2,175)	$(426)	$(2,601)	$2,903	$2,577	9 years
Hardware systems support agreements and related relationships	759	—	759	(29)	(88)	(117)	730	642	7 years
Developed technology	5,338	680	6,018	(2,736)	(747)	(3,483)	2,602	2,535	5 years
Core technology	2,111	65	2,176	(964)	(235)	(1,199)	1,147	977	5 years
Customer relationships	1,765	298	2,063	(554)	(282)	(836)	1,211	1,227	7 years
Trademarks	504	24	528	(161)	(51)	(212)	343	316	7 years

Total intangible assets subject to amortization	15,555	1,167	16,722	(6,619)	(1,829)	(8,448)	8,936	8,274
In-process research and development	385	(335)	50	—	—	—	385	50	N.A.

Total intangible assets, net	$15,940	$832	$16,772	$(6,619)	$(1,829)	$(8,448)	$9,321	$8,324

Total amortization expense related to our intangible assets was $612 million and $1.8 billion for the three and nine months ended February 28, 2011, respectively and $502 million and $1.4 billion for the three and nine months ended February 28, 2010, respectively. As of February 28, 2011, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2011	$598
Fiscal 2012	2,245
Fiscal 2013	1,874
Fiscal 2014	1,526
Fiscal 2015	1,127
Fiscal 2016	635
Thereafter	269

Total intangible assets subject to amortization	8,274
In-process research and development	50

Total intangible assets, net	$8,324

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

The changes in the carrying amount of goodwill, which is generally not deductible for tax purposes, for our software business operating segments, our hardware systems support operating segment and our services business for the nine months ended February 28, 2011 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Services	Total
Balances as of May 31, 2010	$5,995	$11,802	$923	$1,705	$20,425
Goodwill from acquisitions	724	205	—	2	931
Goodwill adjustments (1)	(6)	11	63	1	69

Balances as of February 28, 2011	$6,713	$12,018	$986	$1,708	$21,425

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In January 2011, our 5.00% fixed rate senior notes for $2.25 billion matured and were repaid.

In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes, and together with the 2020 Notes, the Senior Notes). We issued the Senior Notes in order to repay indebtedness, including the repayment of $2.25 billion of 5.00% senior notes that matured in January 2011, for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of floating rate senior notes that matured in May 2010. As part of the offering of these Senior Notes, we entered into a registration rights agreement with the initial purchasers for the benefit of the holders of the Senior Notes in which we agreed that we will file with the SEC a registration statement with respect to senior notes identical in all material respects to the Senior Notes within fourteen months after the issue date of the Senior Notes and use commercially reasonable efforts to cause the registration statement to be declared effective under the U.S. Securities Act of 1933, as amended. If we fail to perform our registration obligations, holders of the Senior Notes will be entitled to additional payments based upon an additional interest rate of 0.25% per year that will accrue and be payable to holders of the Senior Notes generally from the date of the registration default. Upon the cure of a registration default, the interest rate on the Senior Notes will be reduced to the original interest rate.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

The effective interest yields of the 2020 Notes and 2040 Notes at February 28, 2011 were 3.90% and 5.45%, respectively. Interest on the Senior Notes is payable semi-annually. All of the Senior Notes may be redeemed at any time, subject to payment of a make-whole premium. The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are effectively senior to the Senior Notes and any of our commercial paper notes. We were in compliance with all debt-related covenants at February 28, 2011. Future principal payments for all of our borrowings at February 28, 2011 were as follows (in millions):

Remainder of Fiscal 2011	$—
Fiscal 2012	—
Fiscal 2013	1,250
Fiscal 2014	—
Fiscal 2015	1,500
Fiscal 2016	2,000
Thereafter	10,000

Total	$14,750

Revolving Credit Agreement and Commercial Paper Notes

On March 14, 2011, our $3.0 billion, five-year Revolving Credit Agreement dated March 15, 2006, among Oracle and the lenders named therein (the 2006 Credit Agreement) expired pursuant to its terms. No debt was outstanding pursuant to the 2006 Credit Agreement as of February 28, 2011, or as of its date of expiration.

Our commercial paper program allows us to issue and sell unsecured short term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. As of February 28, 2011, we had no commercial paper notes outstanding. During the first nine months of fiscal 2011, we repaid the $881 million of commercial paper notes that were issued in fiscal 2010 and were outstanding as of May 31, 2010. Additional information regarding our commercial paper program is provided in Note 8 of Notes to Consolidated Financial Statements included in our fiscal 2010 Annual Report on Form 10-K. Our ability to issue commercial paper notes in the future is highly dependent upon our ability to provide a back-stop by means of a revolving credit facility for amounts equal to or greater than the amounts of commercial paper notes we intend to issue. While presently we have no such facilities in place, we currently believe that, if needed, we could put in place one or more new revolving credit facilities in a timely manner and on commercially reasonable terms.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

7.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $1.1 billion consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

recognized. We recorded $366 million of restructuring expenses in connection with the Sun Restructuring Plan in the first nine months of fiscal 2011 and we expect to incur the majority of the approximately $389 million of remaining expenses pursuant to the Sun Restructuring Plan through fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2010 (2)	Nine Months Ended February 28, 2011				Accrued February 28, 2011(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$5	$54	$(3)	$(40)	$1	$17	$57	$88
Software license updates and product support	3	38	(1)	(18)	—	22	43	89
Hardware systems business	42	42	—	(71)	—	13	103	110
Services	8	36	(2)	(31)	1	12	45	140
General and administrative and other	29	193	9	(101)	(6)	124	460	670

Total Sun Restructuring	$87	$363	$3	$(261)	$(4)	$188	$708	$1,097

Total other restructuring plans(6)	$459	$51	$(16)	$(191)	$22	$325

Total restructuring plans(7)	$546	$414	$(13)	$(452)	$18	$513

(1)

Restructuring costs recorded for individual line items presented relate to employee severance costs except for general and administrative and other which included $91 million recorded during the first nine months of fiscal 2011 for facilities related restructuring and contract termination costs.

(2)

Accrued restructuring for our most significant restructuring plans at February 28, 2011 and May 31, 2010 was $513 million and $546 million, respectively. The balances at February 28, 2011 and May 31, 2010 include $287 million and $290 million recorded in other current liabilities, respectively, and $226 million and $256 million recorded in other non-current liabilities, respectively.

(3)	Initial costs recorded for the respective restructuring plans.

(4)

All plan adjustments are changes in estimates whereby all increases in costs are generally recorded to operating expenses in the period of adjustment with decreases in the costs of our Sun Restructuring Plan and Oracle-based plans (included in the “total other restructuring plans” line in the above table) being recorded to operating expenses and decreases in costs of our acquisition related plans (included in the “total other restructuring plans” line in the above table) adopted prior to fiscal 2010 recorded as adjustments to goodwill.

(5)	Represents foreign currency translation and other adjustments.

(6)

Other restructuring plans presented in the table above include condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during fiscal 2011 but for which the current impact to our consolidated statements of operations was not significant.

(7)	Restructuring plans included in this footnote represent those plans that management has deemed the most significant.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2011	May 31, 2010
Software license updates and product support	$4,562	$4,618
Hardware systems support	501	537
Services	419	376
New software licenses	351	330
Hardware systems products	16	39

Deferred revenues, current	5,849	5,900
Deferred revenues, non-current (in other non-current liabilities)	334	388

Total deferred revenues	$6,183	$6,288

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for consulting, On Demand and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time based arrangements and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met and transactions that cannot be segmented from undelivered consulting or other services.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

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

Cash Flow Hedges

In relation to the variable interest obligations associated with our floating rate senior notes that were due and repaid in May 2010 (Floating Rate Notes), we had entered into certain variable to fixed interest rate swap agreements to manage the economic effects of the variable interest obligations and designated these agreements as qualifying cash flow hedges. Upon repayment of the Floating Rate Notes in May 2010, we settled the interest rate swap agreements associated with the Floating Rate Notes and no other arrangements were outstanding as of February 28, 2011. Accordingly, in the tables below, we have only provided information from prior periods related to these cash flow hedges.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We entered into these net investment hedges for the majority of fiscal 2010. We suspended this program during our fourth quarter of fiscal 2010 and, as of February 28, 2011, we have no contracts of this nature outstanding. Accordingly, in the tables below, we have only provided information from prior periods related to these net investment hedges.

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

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

contracts is prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for changes in fair values of these forward contracts is non-operating income (expense), net, for both realized and unrealized gains and losses.

As of February 28, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $1.7 billion, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $202 million, and the notional amounts of the foreign currency forward contracts we held to purchase Euros in exchange for other major international currencies were €573 million (approximately $790 million). The net unrealized losses of our outstanding foreign currency forward contracts were nominal at February 28, 2011. As of May 31, 2010, we had a nominal amount of foreign currency forward contracts outstanding.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheets

	February 28, 2011		May 31, 2010
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$49	Other assets	$33

Effects of Derivative Instruments on Income and Other Comprehensive Income (OCI)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location and Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Cash flow hedges:
Interest rate swap	$10	$17	Interest expense	$(11)	$(31)	Not applicable	$—	$—

Net investment hedges:
Foreign currency forward contract	$19	$(41)	Not applicable	$—	$—	Non-operating income (expense), net	$—	$1

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
(in millions)		Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011		Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011
Fair value hedges:
Interest rate swaps	Interest expense	$(30)	$16	Interest expense	$30	$(16)

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
(in millions)		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Fair value hedges:
Interest rate swaps	Interest expense	$(7)	$20	Interest expense	$7	$(20)

		Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)					Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income (expense), net				$(27)	$(32)

		Location and Amount of Gain (Loss) Recognized in Income on Derivative
(in millions)					Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Derivatives not designated as hedges:
Foreign currency forward contracts	Non-operating income (expense), net				$22	$(41)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of February 28, 2011, approximately $4.5 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 28.0 million shares for $750 million during the nine months ended February 28, 2011 (including 0.4 million shares for $13 million that were repurchased but not settled) and 33.3 million shares for $742 million during the nine months ended February 28, 2010 (including 0.7 million shares for $16 million that were repurchased but not settled) under the applicable repurchase programs.

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

Dividends on Common Stock

During the first nine months of fiscal 2011, our Board of Directors declared cash dividends of $0.15 per share of our outstanding common stock, which we paid during the same period.

In March 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock, an increase of $0.01 per share over the prior period dividend. The dividend is payable on May 4, 2011 to stockholders of record as of the close of business on April 13, 2011. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Amended Stock Option Plan

During the second quarter of fiscal 2011, our stockholders, upon the recommendation of our Board of Directors, approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Stock Plan). The termination date of the 2000 Stock Plan was extended by ten years and the number of authorized shares of stock that may be issued under the 2000 Stock Plan was increased by 388,313,015 shares.

Stock-Based Compensation Expense and Valuation of Awards

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010	2011	2010
Sales and marketing	$22	$21	$64	$57
Software license updates and product support	4	4	11	12
Hardware systems products	1	2	2	2
Hardware systems support	1	1	4	1
Services	5	4	13	10
Research and development	58	46	171	122
General and administrative	37	34	110	96
Acquisition related and other	1	10	8	10

Total stock-based compensation	$129	$122	$383	$310

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three and nine months ended February 28, 2011 and 2010 (the values presented for the fiscal 2010 periods in the table below include weighted average input assumptions and resulting fair values for stock options assumed from our acquisition of Sun, which generally had exercise prices that were higher than the fair market value of our stock as of the acquisition date):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Expected life (in years)	4.5	2.7	5.1	4.7
Risk-free interest rate	1.8%	1.1%	1.8%	2.1%
Volatility	29%	27%	33%	31%
Dividend yield	0.6%	0.8%	0.9%	0.9%
Weighted-average fair value per share	$9.75	$1.45	$6.58	$5.17

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, the U.S. research and development tax credit and earnings considered as indefinitely reinvested in foreign operations. Our effective tax rate was 24.4% and 26.3% for the three and nine months ended February 28, 2011, respectively and 24.8% and 27.0% for the three and nine months ended February 28, 2010, respectively.

Our net deferred tax assets were $2.2 billion and $1.9 billion as of February 28, 2011 and May 31, 2010, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2010. Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

We previously negotiated three successive unilateral Advance Pricing Agreements with the U.S. Internal Revenue Service (IRS) that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have reached final agreement with the IRS for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2013. However, these agreements do not cover all elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized one bilateral Advance Pricing Agreement, which was effective for the years ending May 31, 2002 through May 31, 2006 and we have submitted a renewal for the years ending May 31, 2007 through May 31, 2013. There can be no guarantee that such negotiations will result in an agreement. The additional bilateral agreement covers the period from June 1, 2001 through January 25, 2008.

12.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. As a result of our acquisition of Sun in our third quarter of fiscal 2010, we entered into a new hardware systems business with two operating segments as described further below. We have three businesses — software, hardware systems and services — which are further divided into seven operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of three operating segments: (1) consulting, (2) On Demand and (3) education.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

The following table presents a summary of our businesses’ and operating segments’ results:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010	2011	2010
New software licenses:
Revenues(1)	$2,212	$1,725	$5,482	$4,401
Sales and distribution expenses	1,152	962	3,111	2,722

Margin(2)	$1,060	$763	$2,371	$1,679
Software license updates and product support:
Revenues(1)	$3,756	$3,323	$10,899	$9,710
Software license update and product support expenses	274	245	829	696

Margin(2)	$3,482	$3,078	$10,070	$9,014
Total software business:
Revenues(1)	$5,968	$5,048	$16,381	$14,111
Expenses	1,426	1,207	3,940	3,418

Margin(2)	$4,542	$3,841	$12,441	$10,693
Hardware systems products:
Revenues	$1,035	$260	$3,225	$260
Hardware systems products expenses	468	180	1,545	180
Sales and distribution expenses	240	71	703	71

Margin(2)	$327	$9	$977	$9
Hardware systems support:
Revenues(1)	$656	$225	$2,023	$225
Hardware systems support expenses	284	106	921	106

Margin(2)	$372	$119	$1,102	$119
Total hardware systems business:
Revenues(1)	$1,691	$485	$5,248	$485
Expenses	992	357	3,169	357

Margin(2)	$699	$128	$2,079	$128
Consulting:
Revenues(1)	$719	$648	$2,118	$1,996
Services expenses	581	550	1,717	1,715

Margin(2)	$138	$98	$401	$281
On Demand:
Revenues(1)	$339	$214	$1,014	$582
Services expenses	262	172	772	426

Margin(2)	$77	$42	$242	$156
Education:
Revenues(1)	$90	$74	$283	$229
Services expenses	65	57	198	172

Margin(2)	$25	$17	$85	$57
Total services business:
Revenues(1)	$1,148	$936	$3,415	$2,807
Services expenses	908	779	2,687	2,313

Margin(2)	$240	$157	$728	$494
Totals:
Revenues(1)	$8,807	$6,469	$25,044	$17,403
Expenses	3,326	2,343	9,796	6,088

Margin(2)	$5,481	$4,126	$15,248	$11,315

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for management reporting included $16 million and $26 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2011 and 2010, respectively, and $64 million and $49 million for the nine months ended February 28, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amounts of $27 million and $133 million for the three and nine months ended February 28, 2011, respectively, and $39 million for the three and nine months ended February 28, 2010. See Note 8 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses. Additionally, the margins do not reflect inventory fair value adjustments, amortization of intangible assets, acquisition related and other expenses, restructuring costs, or stock-based compensation.

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010	2011	2010
Total revenues for reportable segments	$8,807	$6,469	$ 25,044	$17,403
Software license updates and product support revenues(1)	(16)	(26)	(64)	(49)
Hardware systems support revenues(1)	(27)	(39)	(133)	(39)

Total revenues	$8,764	$6,404	$24,847	$17,315

Total margin for reportable segments	$5,481	$4,126	$15,248	$11,315
Software license updates and product support revenues(1)	(16)	(26)	(64)	(49)
Hardware systems support revenues(1)	(27)	(39)	(133)	(39)
Hardware systems products expenses(2)	—	(24)	—	(24)
Product development and information technology expenses	(1,196)	(874)	(3,540)	(2,336)
Marketing and partner program expenses	(142)	(123)	(434)	(337)
Corporate and general and administrative expenses	(242)	(199)	(588)	(523)
Amortization of intangible assets	(612)	(502)	(1,829)	(1,369)
Acquisition related and other	(30)	(34)	(160)	(50)
Restructuring	(92)	(306)	(410)	(467)
Stock-based compensation	(128)	(112)	(375)	(300)
Interest expense	(204)	(186)	(613)	(553)
Non-operating income (expense), net	7	(119)	139	(100)

Income before provision for income taxes	$2,799	$1,582	$7,241	$5,168

(1)

Software license updates and product support revenues for management reporting include $16 million and $26 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended February 28, 2011 and 2010, respectively, and $64 million and $49 million for the nine months ended February 28, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amounts of $27 million and $133 million for the three and nine months ended February 28, 2011, respectively, and $39 million for the three and nine months ended February 28, 2010. See Note 8 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in the periods presented. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The amount included in hardware systems products expenses above is intended to adjust these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as an independent entity upon the sale of these inventories. If we assume inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2011	2010	2011	2010
Net income	$2,116	$1,189	$5,338	$3,772

Weighted average common shares outstanding	5,057	5,015	5,042	5,012
Dilutive effect of employee stock plans	92	61	75	55

Dilutive weighted average common shares outstanding	5,149	5,076	5,117	5,067

Basic earnings per share	$0.42	$0.24	$1.06	$0.75
Diluted earnings per share	$0.41	$0.23	$1.04	$0.74
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	14	128	71	169

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

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

On June 1, 2007, Oracle filed its First Amended Complaint, adding claims for infringement of the federal Copyright Act and breach of contract, and dropping the conversion and separately pled conspiracy claims. On July 2, 2007, the SAP Defendants filed their Answer and Affirmative Defenses, acknowledging that TomorrowNow had made some “inappropriate downloads” and otherwise denying the claims alleged in the First Amended Complaint.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

Trial commenced November 1, 2010. On November 2, 2010, the court approved a stipulation by the parties, pursuant to which SAP AG and SAP America, Inc. stipulated to liability for contributory infringement of 120 of Oracle’s copyrights. The trial proceeded to determine the amount of damages the SAP Defendants should pay to Oracle. Following trial, the jury awarded Oracle the sum of $1.3 billion. The court entered judgment for that amount and for pre-judgment interest on February 3, 2011. The amount has not been received and has not been recorded as a benefit to our results of operations. On February 23, 2011, the SAP Defendants filed a motion for judgment as a matter of law and for new trial, arguing, among other things, that the jury should not have considered the fair market value measure of damages and that Oracle’s evidence was insufficient. Oracle filed a conditional motion for new trial on the same day, arguing that if the court chose to grant the SAP Defendants’ motion for new trial, certain erroneous trial rulings should also be remedied. The motions are currently set to be heard on July 13, 2011.

Derivative Litigation and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors. Citing the claims in a qui tam action (discussed below), plaintiffs allege that Oracle improperly overcharged the United States government by failing to provide discounts required under its contract with the General Services Administration (GSA), and that Oracle made false statements to the United States government. Plaintiffs alleged that the officer and director defendants are responsible for this alleged conduct and have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control, and unjust enrichment. The plaintiffs seek compensatory and other damages, restitution, disgorgement of alleged illicit proceeds, punitive damages and other relief. On September 20, 2010, Oracle removed the San Mateo action to the United States District Court for the Northern District of California. On September 30, 2010, plaintiff in the former San Mateo action brought a motion to remand that case to San Mateo Superior Court. On October 28, 2010, Oracle brought a motion to dismiss the two actions, arguing that the Delaware Chancery Court is the proper venue for both actions. On January 3, 2011, the court denied plaintiff’s motion to remand, and the court also denied Oracle’s motion to dismiss the actions for improper venue. Thereafter, the two cases were consolidated, and on February 10, 2011, plaintiff’s filed a consolidated complaint. Defendants’ response to the consolidated complaint is due on March 31, 2011. As discussed in the paragraph below, Oracle believes that the claims in the qui tam action are meritless.

On June 16, 2009, the United States Department of Justice notified us that a qui tam action had been filed against the Company in the United States District Court for the Eastern District of Virginia and that the government was conducting an investigation of the allegations in the sealed complaint. On July 29, 2010, the United States government filed a Complaint in Intervention in that action, alleging that Oracle made false and fraudulent statements to the GSA in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to Oracle’s commercial customers, and discounts provided to government purchasers. The government alleges that Oracle also improperly manipulated commercial sales to avoid the discounting restrictions imposed by the GSA contract, reiterated and confirmed in 2001 false statements allegedly made during the 1997-98 contract negotiations, and breached a duty to inform the government about discounts offered to commercial customers. The Complaint in Intervention alleges False Claims Act violations and claims for breach of contract, fraud in the inducement, constructive fraud, fraud by omission, payment by mistake, and unjust enrichment. The Complaint in Intervention seeks statutory penalties and damages, including treble damages. Oracle filed a motion to dismiss the complaint and on November 3, 2010, the court granted the motion in part and denied it in part. The court dismissed the government’s claims to the extent they arose before May 29, 2001, and ordered the government to

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2011

(Unaudited)

file a new complaint. This First Amended Complaint was filed on November 16, 2010, and makes allegations similar to those in the original complaint. Oracle filed a motion to dismiss the First Amended Complaint, which was denied. Oracle answered the First Amended Complaint on February 1, 2011. The parties are currently engaged in discovery, which is scheduled to conclude on May 13, 2011 unless extended by the court. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

We are currently monitoring the situation in Japan caused by the recent earthquake and tsunami and evaluating the resulting potential risks of disruption to the sales of our products and services and our supply chain operations. If the situation in Japan does not improve or worsens, it could affect our ability to conduct normal business operations and adversely affect our future operating results.

Software Business

Our software business, which represented 67% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase in comparison to the corresponding prior year periods due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

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

Software license updates and product support revenues, which represented approximately 42% of our total revenues on a trailing 4-quarter basis, is our highest margin segment. Software license update and product support margins over the trailing 4-quarters were 86%, and accounted for 71% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business combinations (as described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We record adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $16 million and $26 million for the three months ended February 28, 2011 and 2010, respectively, and $64 million and $49 million for the nine months ended February 28, 2011 and 2010, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 20% of our total revenues on a trailing 4-quarter basis and we expect that it will continue to add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services or to develop new hardware products and services.

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

Our hardware systems products revenues, cost of hardware systems products and operating margins that we report are affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our hardware systems products, and our acquisitions and foreign currency fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets associated with our acquisition of Sun and business combination accounting rules required us to record acquired inventories from Sun at fair value, which resulted in an unfavorable impact to our expenses and operating margins as we sold these inventories to customers during the fiscal 2010 periods presented. We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

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

Our hardware systems support margins have been and will be affected by fair value adjustments relating to hardware systems support obligations assumed through, and by the amortization of intangible assets resulting from, our acquisition of Sun. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisition of Sun to their estimated fair values as of the acquisition date by an aggregate of $27 million and $133 million for the three and nine months ended February 28, 2011, respectively, and $39 million for the three and nine months ended February 28, 2010. These amounts would have been recorded as hardware systems support revenues by Sun as a standalone entity. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business consists of consulting, On Demand and education. Our services business, which represented 13% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software business and what we have recently achieved from our hardware business.

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Art Technology Group, Inc. (ATG) in the third quarter of fiscal 2011, Phase Forward Incorporated (Phase Forward) in the first quarter of fiscal 2011, and Sun in the third quarter of fiscal 2010, among others. We believe our acquisition program supports our long-term strategic direction, strengthens our competitive position, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information related to our recent acquisitions.

We believe we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely, are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first nine months of fiscal 2011, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2011 compared to the same periods of fiscal 2010 is impacted by our acquisitions, primarily the acquisition of Sun in our third quarter of fiscal 2010 and, to a lesser extent, our acquisitions of ATG during the third quarter of fiscal 2011 and Phase Forward during the first quarter of fiscal 2011.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2011 compared to the same periods of fiscal 2010, we quantify the contribution of our acquisitions (for acquisitions that were completed since the beginning of fiscal 2010) to the growth in new software license revenues, software license updates and product support revenues, hardware systems products revenues and hardware systems support revenues. We also are able to quantify the total incremental expenses associated with our hardware systems products and hardware systems support segments. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2010, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2011 and February 28, 2010, our financial statements would reflect reported revenues of $1.38 million in the first nine months of fiscal 2011 (using 1.38 as the month-end average exchange rate for the period) and $1.36 million in the first nine months of fiscal 2010 (using 1.36 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and nine months ended February 28, 2011 and 2010 using the May 31, 2010 exchange rate and indicate, in this example, no change in revenues during these periods. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Total Revenues by Geography:
Americas	$4,509	37%	36%	$3,284	$12,865	44%	43%	$8,934
EMEA(1)	2,815	30%	31%	2,167	7,934	37%	43%	5,785
Asia Pacific(2)	1,440	51%	41%	953	4,048	56%	47%	2,596

Total revenues	8,764	37%	35%	6,404	24,847	44%	44%	17,315
Total Operating Expenses	5,777	27%	25%	4,561	17,173	49%	49%	11,553

Total Operating Margin	$2,987	62%	61%	$1,843	$7,674	33%	33%	$5,762

Total Operating Margin %	34%			29%	31%			33%
% Revenues by Geography:
Americas	52%			51%	52%			52%
EMEA	32%			34%	32%			33%
Asia Pacific	16%			15%	16%			15%
Total Revenues by Business:
Software	$5,954	19%	17%	$5,015	$16,333	16%	16%	$14,060
Hardware Systems	1,664	263%	258%	458	5,115	1,015%	1,017%	458
Services	1,146	23%	21%	931	3,399	22%	21%	2,797

Total revenues	$8,764	37%	35%	$6,404	$24,847	44%	44%	$17,315

% Revenues by Business:
Software	68%			78%	66%			81%
Hardware Systems	19%			7%	21%			3%
Services	13%			15%	13%			16%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:    Total revenues increased in the third quarter of fiscal 2011 due to a $1.2 billion incremental revenue contribution from our hardware systems business, a significant increase in our software business revenues and an increase in our services revenues. Our total revenues growth across all of our businesses was favorably affected by a full fiscal quarter of revenue contributions from Sun in our fiscal 2011 operating results (due to the closing date of the Sun acquisition, Sun’s contributions to our fiscal 2010 operating results were limited to only a portion of the comparable fiscal 2010 period). In addition, our software business revenues increased as a result of the organic growth in our new software licenses revenues and our software license updates and product support revenues. Excluding the effect of currency rate fluctuations, our revenues grew in all major geographic regions with the Americas contributing 55%, EMEA contributing 28% and Asia Pacific contributing 17% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, the increase in total operating expenses in the third quarter of fiscal 2011 was primarily due to a full quarter of expense contributions from Sun to our fiscal 2011 operating results including increased expenses pertaining to our hardware systems products sold and related hardware systems support offerings, additional employee related expenses, and an increase in amortization of intangible assets. These expense increases were partially offset by a reduction in our restructuring expenses relating to our Sun Restructuring Plan and certain other Oracle-based restructuring plans.

On a constant currency basis, our operating margin and operating margin as a percentage of revenues increased during the third quarter of fiscal 2011 as our total revenues increased at a faster rate than our total expenses.

First Nine Months Fiscal 2011 Compared to First Nine Months Fiscal 2010:    The increase in our total revenues in the first nine months of fiscal 2011 was generally consistent with the reasons noted above. Excluding the effect of currency rate fluctuations, our revenues grew in all major geographic regions with the Americas contributing 53%, EMEA contributing 30% and Asia Pacific contributing 17% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, the increases in total operating expenses and total operating margin in the first nine months of fiscal 2011 were generally consistent with the reasons noted above and were also favorably affected by a $120 million benefit related to the recovery of legal costs during our second quarter of fiscal 2011. However, on a constant currency basis, our operating margin as a percentage of revenues declined during the first nine months of fiscal 2011 due to the post combination contributions from our acquisition of Sun, which increased our total expenses, primarily our research and development and acquisition related and other expenses, at a faster rate than the contribution to our total revenues. The decline in operating margin as a percentage of revenues was partially offset by the aforementioned reduction in restructuring expenses during our third quarter of fiscal 2011 and the aforementioned recovery of legal costs.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense and income items:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2011	2010	2011	2010
Software license updates and product support deferred revenues(1)	$16	$26	$64	$49
Hardware systems support deferred revenues(1)	27	39	133	39
Hardware systems products expenses(2)	—	24	—	24
Amortization of intangible assets(3)	612	502	1,829	1,369
Acquisition related and other(4)(6)	30	34	160	50
Restructuring(5)	92	306	410	467
Stock-based compensation(6)	128	112	375	300
Income tax effects(7)	(258)	(287)	(785)	(624)

	$647	$756	$2,186	$1,674

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $16 million and $26 million for the three months ended February 28, 2011 and 2010, respectively, and $64 million and $49 million for the nine months ended February 28, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amounts of $27 million and $133 million for the three and nine months ended February 28, 2011, respectively, and $39 million for the three and nine months ended February 28, 2010.

Approximately $17 million, $28 million and $9 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2011, fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. In addition, approximately $15 million, $35 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2011, fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by Sun as an independent entity. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract values over the support renewal period.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in the periods presented. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The amounts included in the hardware systems products expenses line in the above table are intended to adjust these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as a standalone entity upon the sale of these inventories. If we assume inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

(3)

Represents the amortization of intangible assets acquired in connection with our acquisitions. As of February 28, 2011, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2011	$598
Fiscal 2012	2,245
Fiscal 2013	1,874
Fiscal 2014	1,526
Fiscal 2015	1,127
Fiscal 2016	635
Thereafter	269

Total intangible assets subject to amortization	8,274
In-process research and development	50

Total intangible assets, net	$8,324

(4)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods have ended, and certain other operating expenses, net.

(5)

Substantially all restructuring expenses incurred during the three and nine months ended February 28, 2011 relate to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan. Additional information regarding our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(6)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Sales and marketing	$22	$21	$64	$57
Software license updates and product support	4	4	11	12
Hardware systems products	1	2	2	2
Hardware systems support	1	1	4	1
Services	5	4	13	10
Research and development	58	46	171	122
General and administrative	37	34	110	96

Subtotal	128	112	375	300
Acquisition related and other	1	10	8	10

Total stock-based compensation	$129	$122	$383	$310

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 25.4% and 25.9% for the third quarter of fiscal 2011 and 2010, respectively, and 26.3% and 27.1% for the first nine months of fiscal 2011 and 2010, respectively. For the third quarter of fiscal 2011, the difference between our tax rate used in the above table and the tax rate derived per our condensed consolidated statement of operations was primarily due to the income tax effects related to our acquired tax exposures and the disproportionate tax rate impact of the retroactive extension of U.S. research and development tax credits. The differences between our tax rates used in the above table and the tax rates derived per our condensed consolidated statements of operations in the third quarter and the first nine months of fiscal 2010 were primarily due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
New Software License Revenues:
Americas	$1,110	35%	34%	$823	$2,797	33%	33%	$2,096
EMEA	702	19%	20%	590	1,628	12%	17%	1,452
Asia Pacific	402	32%	23%	305	1,073	26%	19%	851

Total revenues	2,214	29%	27%	1,718	5,498	25%	25%	4,399
Expenses:
Sales and marketing(1)	1,335	17%	15%	1,145	3,661	14%	15%	3,203
Stock-based compensation	22	6%	6%	21	61	8%	8%	57
Amortization of intangible assets(2)	204	4%	4%	196	618	1%	1%	610

Total expenses	1,561	15%	14%	1,362	4,340	12%	12%	3,870

Total Margin	$653	83%	80%	$356	$1,158	118%	123%	$529

Total Margin %	30%			21%	21%			12%
% Revenues by Geography:
Americas	50%			48%	51%			48%
EMEA	32%			34%	30%			33%
Asia Pacific	18%			18%	19%			19%
Revenues by Product:
Database and middleware	$1,575	27%	26%	$1,241	$3,931	26%	26%	$3,127
Applications	639	34%	31%	477	1,567	23%	22%	1,272

Total new software license revenues	$2,214	29%	27%	$1,718	$5,498	25%	25%	$4,399

% Revenues by Product:
Database and middleware	71%			72%	71%			71%
Applications	29%			28%	29%			29%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:    New software license revenues were favorably affected by foreign currency rate fluctuations of 2 percentage points in the third quarter of fiscal 2011. Excluding the effect of currency rate fluctuations, total new software license revenues increased by 27% in the third quarter of fiscal 2011 due to growth across all major regions and product types and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 61%, EMEA contributed 24% and Asia Pacific contributed 15% to our new software license revenues growth during the third quarter of fiscal 2011.

Excluding the effect of currency fluctuations, database and middleware revenues and applications revenues increased by 26% and 31%, respectively, in the third quarter of fiscal 2011, and 24% and 17%, respectively, over the trailing 4-quarters, primarily due to improved customer demand for our products, improved execution by our sales force and incremental revenues from our acquisitions. In reported currency, Sun contributed $114 million to the growth in our database and middleware revenues during the third quarter of fiscal 2011. In reported currency, our recent acquisitions contributed $56 million to the growth in our applications revenues.

In reported currency, new software license revenues earned from transactions over $0.5 million increased by 45% in the third quarter of fiscal 2011 and represented 53% of our new software license revenues in the third quarter of fiscal 2011 in comparison to 47% in the third quarter of fiscal 2010.

Excluding the effect of foreign currency rate fluctuations, our total software sales and marketing expenses increased in the third quarter of fiscal 2011 primarily due to higher employee related and other operating expenses resulting from a full quarter’s contribution from Sun and higher variable compensation expenses resulting from higher revenues.

New software license margin and margin as a percentage of revenues increased as our revenues increased at a faster rate than our expenses.

First Nine Months Fiscal 2011 Compared to First Nine Months Fiscal 2010:    Excluding the effect of foreign currency rate fluctuations, total new software license revenues increased by 25% in the first nine months of fiscal 2011 for similar reasons as noted above. In reported currency, products acquired from Sun contributed $398 million and products from our other recent acquisitions contributed $34 million to the growth in our database and middleware revenues during the first nine months of fiscal 2011. Products from our recent acquisitions contributed $117 million to the growth in our applications revenues during the first nine months of fiscal 2011. In reported currency, new software license revenues earned from transactions over $0.5 million increased by 26% in the first nine months of fiscal 2011 and represented 48% of new software license revenues in both the first nine months of fiscal 2011 and fiscal 2010.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Software License Updates and Product Support Revenues:
Americas	$2,036	13%	12%	$1,801	$5,880	12%	12%	$5,230
EMEA	1,185	11%	12%	1,069	3,473	9%	14%	3,189
Asia Pacific	519	21%	13%	427	1,482	19%	12%	1,242

Total revenues	3,740	13%	12%	3,297	10,835	12%	12%	9,661
Expenses:
Software license updates and product support(1)	295	7%	5%	277	903	19%	19%	759
Stock-based compensation	4	-21%	-21%	4	11	-14%	-14%	12
Amortization of intangible assets(2)	208	1%	1%	207	623	-2%	-2%	634

Total expenses	507	4%	3%	488	1,537	9%	9%	1,405

Total Margin	$3,233	15%	14%	$2,809	$9,298	13%	13%	$8,256

Total Margin %	86%			85%	86%			85%
% Revenues by Geography:
Americas	54%			55%	54%			54%
EMEA	32%			32%	32%			33%
Asia Pacific	14%			13%	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the third quarter of fiscal 2011 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal quarter and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 30% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the third quarter of fiscal 2011 included incremental revenues of $73 million from Sun and $17 million from our other recent acquisitions. As a result of our acquisitions, we recorded adjustments to reduce assumed software license updates and product support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $16 million and $26 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the third quarter of fiscal 2011 and fiscal 2010, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying software support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

On a constant currency basis, total software license updates and product support expenses increased primarily due to an increase in salaries and benefits expenses that were primarily related to a full quarter’s contribution from Sun and certain other headcount increases, which were partially offset by a reduction in non-income-based taxes.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

First Nine Months Fiscal 2011 Compared to First Nine Months Fiscal 2010:    On a constant currency basis, the growth in our software license updates and product support revenues and expenses is primarily attributable to the same reasons as noted above. On a constant currency basis, the Americas contributed 53%, EMEA contributed 35% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues. In reported currency, software license updates and product support revenues in the first nine months of fiscal 2011 included incremental contributions of $240 million from Sun and $58 million from our other recent acquisitions. Software license updates and product support revenues related to support contracts in the amounts of $64 million and $49 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2011 and 2010, respectively, due to business combination accounting rules.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Hardware Systems Products Revenues:
Americas	$506	287%	285%	$131	$1,650	1,163%	1,158%	$131
EMEA	330	246%	246%	95	997	945%	987%	95
Asia Pacific	199	325%	295%	47	578	1,133%	1,072%	47

Total revenues	1,035	279%	274%	273	3,225	1,082%	1,087%	273
Expenses:
Hardware systems products(1)	464	126%	115%	204	1,545	651%	632%	204
Sales and marketing(1)	261	251%	245%	75	757	919%	914%	75
Stock-based compensation	1	-85%	-85%	2	5	113%	113%	2
Amortization of intangible assets(2)	109	81%	81%	60	313	419%	419%	60

Total expenses	835	143%	135%	341	2,620	664%	650%	341

Total Margin	$200	388%	329%	$(68)	$605	967%	810%	$(68)

Total Margin %	19%			-25%	19%			-25%
% Revenues by Geography:
Americas	49%			48%	51%			48%
EMEA	32%			35%	31%			35%
Asia Pacific	19%			17%	18%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

The increases in hardware systems products revenues, expenses and total margin for the fiscal 2011 periods presented, as compared to the comparable fiscal 2010 periods, were primarily attributable to the impact of Sun’s contributions to our operating results for the full fiscal 2011 periods presented (due to the closing date of the Sun acquisition, Sun’s contributions to our fiscal 2010 operating results were limited to only a portion of the comparable fiscal 2010 periods). For the fiscal 2010 periods presented, our hardware systems products expenses and total margin were unfavorably impacted by $24 million of fair value adjustments made pursuant to business combination accounting rules for inventories we assumed from Sun and sold to customers in the post-combination period.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Hardware Systems Support Revenues:
Americas	$283	328%	323%	$66	$795	1,102%	1,091%	$66
EMEA	235	174%	172%	85	758	784%	794%	85
Asia Pacific	111	228%	203%	34	337	894%	845%	34

Total revenues	629	239%	234%	185	1,890	917%	914%	185
Expenses:
Hardware systems support(1)	293	154%	145%	115	946	720%	709%	115
Stock-based compensation	1	60%	60%	1	4	422%	422%	1
Amortization of intangible assets(2)	75	208%	208%	24	223	824%	824%	24

Total expenses	369	163%	156%	140	1,173	737%	728%	140

Total Margin	$260	472%	498%	$45	$717	1,474%	1,544%	$45

Total Margin %	41%			24%	38%			24%
% Revenues by Geography:
Americas	45%			36%	42%			36%
EMEA	37%			46%	40%			46%
Asia Pacific	18%			18%	18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

The increases in hardware systems support revenues and expenses for the fiscal 2011 periods presented, as compared to the comparable fiscal 2010 periods, were primarily attributable to the impact of Sun’s contributions to our operating results for the full fiscal 2011 periods presented. As a result of our acquisition of Sun, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition date. Due to our application of business combination accounting rules, hardware systems support revenues related to support contracts that would have been otherwise recorded by Sun as an independent entity were not recognized in the amounts of $27 million and $133 million for the three and nine months ended February 28, 2011, respectively, and $39 million for the three and nine months ended February 28, 2010. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

Services

Services consist of consulting, On Demand and education.

Consulting:    Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Consulting Revenues:
Americas	$368	14%	13%	$323	$1,130	11%	11%	$1,018
EMEA	212	-10%	-10%	236	624	-12%	-9%	708
Asia Pacific	142	54%	45%	92	373	33%	26%	280

Total revenues	722	11%	10%	651	2,127	6%	6%	2,006
Expenses:
Services(1)	607	5%	4%	576	1,798	0%	1%	1,798
Stock-based compensation	3	66%	66%	2	7	19%	19%	5
Amortization of intangible assets(2)	9	-2%	-2%	10	29	2%	2%	29

Total expenses	619	5%	4%	588	1,834	0%	1%	1,832

Total Margin	$103	63%	57%	$63	$293	68%	61%	$174

Total Margin %	14%			10%	14%			9%
% Revenues by Geography:
Americas	51%			50%	53%			51%
EMEA	29%			36%	29%			35%
Asia Pacific	20%			14%	18%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:    Excluding the effect of currency rate fluctuations, consulting revenues increased in the third quarter of fiscal 2011 due to revenue increases in the Americas and Asia Pacific regions and revenue contributions from our recently acquired companies, which were partially offset by a reduction in consulting revenues in the EMEA region.

Excluding the effect of currency rate fluctuations, consulting expenses increased in the third quarter of fiscal 2011 due to an increase in external contractor costs to support our increase in revenues.

On a constant currency basis, consulting margin and margin as a percentage of revenues increased in the third quarter of fiscal 2011 as our total revenues increased at a faster rate than our total expenses.

First Nine Months Fiscal 2011 Compared to First Nine Months Fiscal 2010:    Excluding the effect of currency rate fluctuations, the increase in consulting revenues in the first nine months of fiscal 2011 was generally due to similar reasons as those presented above. On a constant currency basis, the increase in our expenses during the first nine months of fiscal 2011 was primarily due to increases in external contractor expenses and variable compensation expenses, partially offset by a reduction in salary and related expenses from reduced headcount. On a constant currency basis, total margin and total margin as a percentage of revenues increased during the first nine months of fiscal 2011 as our total revenues increased at a faster rate than our total expenses.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
On Demand Revenues:
Americas	$173	55%	53%	$112	$505	67%	65%	$302
EMEA	121	80%	80%	67	365	100%	109%	183
Asia Pacific	47	45%	34%	32	142	50%	41%	94

Total revenues	341	61%	58%	211	1,012	75%	74%	579
Expenses:
Services(1)	273	56%	53%	176	800	81%	80%	441
Stock-based compensation	2	34%	34%	1	6	36%	36%	4
Amortization of intangible assets(2)	7	32%	32%	5	23	87%	87%	12

Total expenses	282	55%	52%	182	829	81%	80%	457

Total Margin	$59	104%	95%	$29	$183	50%	49%	$122

Total Margin %	17%			14%	18%			21%
% Revenues by Geography:
Americas	51%			53%	50%			52%
EMEA	35%			32%	36%			32%
Asia Pacific	14%			15%	14%			16%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:    Excluding the effect of favorable currency rate fluctuations of 3 percentage points, the increase in our On Demand revenues during the third quarter of fiscal 2011 was primarily due to a full quarter’s revenue contributions from Sun and, to a lesser extent, increased revenues from our legacy Advanced Customer Services and legacy Oracle On Demand offerings. Excluding the effect of currency rate fluctuations, the Americas contributed 50%, EMEA contributed 41% and Asia Pacific contributed 9% to the increases in On Demand revenues during the third quarter of fiscal 2011.

Excluding the effect of unfavorable currency rate fluctuations of 3 percentage points, On Demand expenses increased during the third quarter of fiscal 2011 primarily due to additional employee related expenses associated with a full quarter of expense contributions from Sun and higher third-party contractor expenses that supported the increases in our revenues.

On a constant currency basis, both On Demand margin and margin as a percentage of revenues increased during the third quarter of fiscal 2011 as our total revenues increased at a faster rate than our total expenses.

First Nine Months Fiscal 2011 Compared to First Nine Months Fiscal 2010:    Excluding the effect of foreign currency rate fluctuations, our On Demand revenues and expenses increased in the first nine months of fiscal 2011 for similar reasons as noted above. On a constant currency basis, On Demand margin increased and margin as a percentage of revenues declined during the first nine months of fiscal 2011 due to the post-combination contributions from our acquisition of Sun, which increased our total margin but also increased our total expenses at a faster rate than our total revenues.

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Education Revenues:
Americas	$33	17%	16%	$28	$108	20%	20%	$91
EMEA	30	19%	20%	25	89	22%	27%	73
Asia Pacific	20	29%	21%	16	63	30%	23%	48

Total revenues	83	20%	19%	69	260	23%	23%	212
Expenses:
Services	69	14%	13%	61	207	15%	15%	181

Total Expenses	69	14%	13%	61	207	15%	15%	181

Total Margin	$14	60%	51%	$8	$53	75%	70%	$31

Total Margin %	17%			12%	20%			15%
% Revenues by Geography:
Americas	39%			41%	42%			43%
EMEA	36%			36%	34%			34%
Asia Pacific	25%			23%	24%			23%

On a constant currency basis, the increases in education revenues, expenses and total margin for the fiscal 2011 periods presented, as compared to the comparable fiscal 2010 periods, were primarily attributable to the impact of Sun’s contributions to our operating results for the full fiscal 2011 periods presented. Excluding the effect of currency rate fluctuations, the Americas contributed 36% and 38%, EMEA contributed 37% and 38%, and Asia Pacific contributed 27% and 24% to the increases in our education revenues during the third quarter and first nine months of fiscal 2011, respectively. On a constant currency basis, education margin and margin as a percentage of revenues increased during the fiscal 2011 periods as a result of our total revenues increasing at a faster rate than our total expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010

Research and development(1)	$1,069	38%	37%	$777	$3,178	54%	53%	$2,069
Stock-based compensation	58	26%	26%	46	171	41%	41%	122

Total expenses	$1,127	37%	36%	$823	$3,349	53%	53%	$2,191

% of Total Revenues	13%			13%	13%			12%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2011 periods presented, as compared to the comparable fiscal 2010 periods, due to the impact of Sun’s contributions to our expenses for the full fiscal 2011 periods presented, including additional employee related expenses such as salaries, variable compensation, benefits and stock-based compensation from increased headcount, and to a lesser extent, increased expenses related to facilities, and other infrastructure costs.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
General and administrative(1)	$249	24%	22%	$202	$604	15%	14%	$523
Stock-based compensation	37	8%	8%	34	110	15%	15%	96

Total expenses	$286	21%	20%	$236	$714	15%	14%	$619

% of Total Revenues	3%			4%	3%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2011 periods presented, as compared to the comparable fiscal 2010 periods, due to the impact of Sun’s contributions to our expenses for the full fiscal 2011 periods presented, primarily additional employee related expenses. For the nine months ended February 28, 2011, these expense increases were partially offset by a $120 million benefit related to the recovery of legal costs.

Amortization of Intangible Assets:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Software support agreements and related relationships	$144	2%	2%	$141	$426	1%	1%	$421
Hardware systems support agreements and related relationships	29	142%	142%	12	88	633%	633%	12
Developed technology	257	23%	23%	209	747	32%	32%	568
Core technology	77	15%	15%	67	235	19%	19%	197
Customer relationships	88	44%	44%	61	282	101%	101%	140
Trademarks	17	42%	42%	12	51	65%	65%	31

Total amortization of intangible assets	$612	22%	22%	$502	$1,829	34%	34%	$1,369

Amortization of intangible assets increased in the fiscal 2011 periods presented due to additional amortization from intangible assets that we acquired since the beginning of fiscal 2010, including the full fiscal 2011 periods’ impacts of those from our acquisition of Sun. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Transitional and other employee related costs	$16	239%	241%	$5	$93	827%	838%	$10
Stock-based compensation	1	-89%	-89%	10	8	-22%	-22%	10
Professional fees and other, net	14	-29%	-32%	19	72	163%	138%	25
Business combination adjustments, net	(1)	*	*	—	(13)	-486%	-427%	5

Total acquisition related and other expenses	$30	-12%	-16%	$34	$160	218%	191%	$50

* Not meaningful

Fiscal Third Quarter 2011 Compared to Fiscal Third Quarter 2010:    Excluding the effect of currency rate fluctuations, the decrease in acquisition related and other expenses during the third quarter of fiscal 2011 was primarily due to a decrease in Sun-related stock-based compensation expenses and professional fees, and was partially offset by the full fiscal 2011 period’s impact of higher Sun-related transitional employee expenses.

First Nine Months Fiscal 2011 Compared to First Nine Months Fiscal 2010:    On a constant currency basis, acquisition related and other expenses increased in the first nine months of fiscal 2011 primarily due to the full fiscal 2011 period’s impact of Sun’s expense contributions including higher transitional employee related expenses and higher professional fees, which were partially offset by certain business combination adjustments incurred after the measurement periods had ended.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other costs to improve our cost structure prospectively. For additional information regarding our Oracle-based and acquired company restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Restructuring expenses	$92	-70%	-73%	$306	$410	-12%	-12%	$467

Restructuring expenses in the periods presented primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. To a lesser extent, we also incurred expenses associated with other Oracle-based plans which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. In the third quarter and first nine months of fiscal 2011, we incurred restructuring expenses of $96 million and $366 million, respectively, and in the fiscal 2010 periods we incurred restructuring expenses of $235 million in connection with the Sun Restructuring Plan. The total estimated remaining restructuring costs associated with the Sun Restructuring Plan were approximately $389 million as of February 28, 2011 and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are incurred. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Interest expense	$204	10%	10%	$186	$613	11%	11%	$553

Interest expense increased in the fiscal 2011 periods presented due to higher average borrowings resulting from our issuance of $3.25 billion of senior notes in July 2010, and was partially offset by a reduction in interest expense associated with the maturity and repayment of other borrowings, primarily $2.25 billion of senior notes in January 2011 and $1.0 billion of floating rate notes in May 2010.

Non-Operating Income (Expense), net:    Non-operating income (expense), net consists primarily of interest income, net foreign currency gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Interest income	$44	65%	61%	$27	$118	29%	28%	$91
Foreign currency (losses) gains, net	(30)	67%	69%	(88)	52	148%	152%	(109)
Noncontrolling interests in income	(26)	-10%	-9%	(24)	(73)	-15%	-15%	(63)
Other income, net	28	146%	141%	10	83	105%	101%	40

Total non-operating income (expense), net	$16	121%	120%	$(75)	$180	538%	510%	$(41)

We recorded non-operating income, net during the fiscal 2011 periods presented in comparison to non-operating expense, net in the fiscal 2010 periods presented primarily due to net foreign currency transaction losses incurred in the fiscal 2010 periods presented, which included a foreign currency remeasurement loss of $70 million resulting from the designation of our Venezuelan subsidiary as “highly inflationary” in accordance with the FASB’s ASC 830, Foreign Currency Matters, and the subsequent devaluation of the Venezuelan currency by the Venezuelan government. In addition, our interest income increased in the fiscal 2011 periods due to larger average cash, cash equivalents and marketable securities balances and we also recorded gains in the fiscal 2011 periods presented due to favorable changes in the values of our marketable securities (included in other income, net) that we classify as trading that are held to support our deferred compensation plan obligations.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Provision for income taxes	$683	74%	74%	$393	$1,903	36%	37%	$1,396

Effective tax rate	24.4%			24.8%	26.3%			27.0%

Provision for income taxes increased during the fiscal 2011 periods presented due substantially to higher income before tax, partially offset by the retroactive extension of the U.S. research and development tax credit.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2011	Change	May 31, 2010
Working capital	$21,177	72%	$12,313
Cash, cash equivalents and marketable securities	$24,355	32%	$18,469

Working capital:    The increase in working capital as of February 28, 2011 in comparison to May 31, 2010 was primarily due to our issuance of $3.25 billion of long-term, senior notes in July 2010 and the favorable impact to our net current assets resulting from our net income during the first nine months of fiscal 2011, partially offset by cash used for acquisitions, repurchases of our common stock and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at February 28, 2011 in comparison to May 31, 2010 was primarily due to our issuance of $3.25 billion of senior notes in July 2010 and an increase in cash generated from our operating activities. Cash, cash equivalents and marketable securities included $21.9 billion held by our foreign subsidiaries as of February 28, 2011. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). As the U.S. Dollar generally weakened against most major international currencies during the first nine months of fiscal 2011, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of February 28, 2011 relative to what we would have reported using constant currency rates as of May 31, 2010. The increase in our cash, cash equivalents and marketable securities balances during the first nine months of fiscal 2011 was partially offset by the repayment of $2.25 billion of our senior notes which matured in January 2011, the repayment of $881 million of commercial paper notes, $1.6 billion of net cash used for our fiscal 2011 acquisitions, the repurchases of our common stock, and the payment of cash dividends to our stockholders.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 46 days at February 28, 2011 compared with 53 days at May 31, 2010. The days sales outstanding calculation excludes the adjustment to our total revenues that reduces our acquired software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first nine months of fiscal 2011, of large software license balances and, to a lesser extent, hardware systems products balances outstanding as of May 31, 2010.

	Nine Months Ended February 28,
(Dollars in millions)	2011	Change	2010
Cash provided by operating activities	$7,437	21%	$6,170
Cash used for investing activities	$(5,662)	-42%	$(9,769)
Cash (used for) provided by financing activities	$(343)	109%	$3,835

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

Net cash provided by operating activities increased in the first nine months of fiscal 2011 primarily due to the cash favorable impact of our increased net income, adjusted for depreciation and amortization, which was partially offset by certain other unfavorable changes in working capital in comparison to the first nine months of fiscal 2010.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities decreased in the first nine months of fiscal 2011 due to a decrease in cash used for acquisitions, net of cash acquired (refer to Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our acquisitions), a decrease in cash used to purchase marketable securities (net of proceeds received from sales and maturities), partially offset by an increase in net capital expenditures.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments of debt as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first nine months of fiscal 2011 increased in comparison to cash provided by financing activities in the first nine months of fiscal 2010 primarily due to a reduction in the amount of debt that we issued in fiscal 2011 ($3.25 billion of long-term senior notes issued) in comparison to the prior year period ($4.5 billion of long-term senior notes and $2.0 billion of commercial paper notes issued) and an increase in the repayments of debt during fiscal 2011 (repayments of $2.25 billion of senior notes in January 2011 and $881 million of commercial paper notes) in comparison to the prior year period ($1.0 billion of commercial paper notes and $700 million of Sun’s legacy convertible notes were repaid shortly after the closing of the acquisition). These net cash decreases in fiscal 2011 were partially offset by an increase in proceeds from stock option exercises.

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2011	Change	2010
Cash provided by operating activities	$9,948	22%	$8,178
Capital expenditures(1)	(441)	122%	(199)

Free cash flow	$9,507	19%	$7,979

Net income	$7,701		$5,663

Free cash flow as a percent of net income	123%		141%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $686 million and $527 million, respectively, or approximately 12% of our new software license revenues during each of the first nine months of fiscal 2011 and 2010, and $78 million, or approximately 2%, of our hardware systems products revenues during the first nine months of fiscal 2011.

Recent Financing Activities

Revolving Credit Agreement:    On March 14, 2011, our $3.0 billion, five-year Revolving Credit Agreement dated March 15, 2006, among Oracle; the lenders named therein; Wells Fargo Bank, National Association, as administrative agent; Bank of America N.A. as syndication agent; the documentation agents named therein; and Wells Fargo Securities, LLC, and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners (the 2006 Credit Agreement), expired pursuant to its terms. No debt was outstanding pursuant to the 2006 Credit Agreement as of February 28, 2011, or as of its date of expiration.

Senior Notes:    In January 2011, our 5.00% fixed rate senior notes for $2.25 billion matured and were repaid.

In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 and $2.25 billion of 5.375% notes due July 2040. We issued these senior notes in order to repay indebtedness, including the repayment of our $2.25 billion of senior notes that matured in January 2011, for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of the floating rate senior notes that matured in May 2010. Additional details regarding these senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Commercial Paper Notes:    During the first nine months of fiscal 2011, we repaid $881 million of commercial paper notes that were issued in fiscal 2010 pursuant to our commercial paper program, which allows us to issue and sell unsecured short term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. As of February 28, 2011, we had no commercial paper notes outstanding ($881 million outstanding as of May 31, 2010).

Our ability to issue commercial paper notes in the future is highly dependent upon our ability to provide a back-stop by means of a revolving credit facility for amounts equal to or greater than the amounts of commercial paper notes we intend to issue. While presently we have no such facilities in place, we currently believe that, if needed, we could put in place one or more new revolving credit facilities in a timely manner and on commercially reasonable terms.

Additional details of our various debt facilities and obligations are included in the “Contractual Obligations” section below, in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of February 28, 2011:

	Total	Year Ending May 31,						Thereafter
(Dollars in millions)		2011	2012	2013	2014	2015	2016
Principal payments on long-term debt(1)	$14,750	$—	$—	$1,250	$—	$1,500	$2,000	$10,000
Capital leases(2)	2	—	2	—	—	—	—	—
Interest payments on long-term debt(1)	10,945	146	738	738	676	665	655	7,327
Operating leases(3)	1,623	136	438	320	207	150	116	256
Purchase obligations and other(4)	681	577	78	13	7	3	3	—

Total contractual obligations	$28,001	$859	$1,256	$2,321	$890	$2,318	$2,774	$17,583

(1)	Our borrowings (excluding capital leases) consist of the following as of February 28, 2011:

Principal Balance
4.95% senior notes due April 2013	$1,250
3.75% senior notes due July 2014, including fair value adjustment of $49	1,549
5.25% senior notes due January 2016, net of discount of $6	1,994
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $5	1,745
3.875% senior notes due July 2020, net of discount of $2	998
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242
5.375% senior notes due July 2040, net of discount of $25	2,225

Total borrowings	$14,750

We have entered into interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on borrowings presented in the contractual obligations table above have been estimated using an interest rate of 1.41%, which represented our effective interest rate as of February 28, 2011 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been included in the above table of borrowings.

(2)	Represents remaining payments under capital leases, substantially all of which were assumed from our acquisitions.

(3)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $342 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at February 28, 2011.

(4)

Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual components for our hardware products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in this amount as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of February 28, 2011, we have $3.1 billion of unrecognized tax benefits, including related interest and penalties, recorded on our condensed consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $120 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in the last quarter of fiscal 2011. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during the last quarter of fiscal 2011.

In the third quarter of fiscal 2011, we agreed to acquire certain technology development assets for amounts that are not material to our business, and we expect to close such acquisitions within the next twelve months.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditure and contractual obligation requirements. In addition, we believe we could fund any future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

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

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2007 has been a weighted average annualized rate of 1.1% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all outstanding options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10 year exercise period, have exercise prices higher than the current market price of our common stock. At February 28, 2011, 2.9% of our outstanding stock options had exercise prices in excess of the current market price. Consistent with our historical practices, we do not expect that dilution from future grants before the effect of our stock repurchase program will exceed 2.0% per year for our ongoing business. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2011, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.5%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2007 through February 28, 2011 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2007	434
Options granted	310
Options and restricted stock-based awards assumed	69
Options exercised and restricted stock-based awards vested	(336)
Forfeitures, cancellations and other, net	(98)

Options and restricted stock-based awards outstanding at February 28, 2011	379

Average annualized options and restricted stock-based awards granted and assumed, net of forfeitures	58
Average annualized stock repurchases	(99)
Shares outstanding at February 28, 2011	5,061
Basic weighted average shares outstanding from June 1, 2007 through February 28, 2011	5,066
Options and restricted stock-based awards outstanding as a percent of shares outstanding at February 28, 2011	7.5%
In the money options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at February 28, 2011	7.3%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through February 28, 2011	1.1%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2007 through February 28, 2011	-0.8%

Our Compensation Committee approves the annual organization-wide option grants to employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first nine months of fiscal 2011, we made our annual grant of stock options and certain other stock option grants and we assumed certain stock options and restricted stock-based awards totaling 111 million shares, which were partially offset by forfeitures of 26 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Foreign Currency Transaction Risk

We transact business in various foreign currencies and are subject to risks associated with the effects of certain foreign currency exposures. We have a program that primarily utilizes foreign currency forward contracts to offset these risks. We may suspend this program from time to time and did so during the fourth quarter of fiscal 2011 until resuming the program in the second quarter of fiscal 2011. Increases or decreases in our foreign currency exposures are offset by gains or losses on foreign currency forward contracts that we enter into in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency exposures typically arise from intercompany sublicense fees, intercompany loans and other intercompany transactions that are generally expected to be cash settled in the near term. Our foreign currency forward contracts are generally short term in duration.

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification for changes in fair values and cash settlement of these forward contracts is non-operating income (expense), net.

Although we have resumed our foreign currency forward contract program, we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of February 28, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $1.7 billion, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $202 million, and the notional amounts of the foreign currency forward contracts we held to purchase Euros in exchange for other major international currencies were €573 million (approximately $790 million). The net unrealized gains of our outstanding foreign currency forward contracts were nominal at February 28, 2011. Net foreign exchange transaction (losses) gains included in non-operating income (expense), net in the accompanying condensed consolidated statements of operations were $(30) million and $52 million for the three and nine months ended February 28, 2011, respectively and $(88) million and $(109) million for the three and nine months ended February 28, 2010, respectively.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2011. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 for a more complete discussion of the other market risks we encounter.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of February 28, 2011, approximately $4.5 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 1, 2010—December 31, 2010	2.9	$30.30	2.9	$4,670.6
January 1, 2011—January 31, 2011	2.6	$31.68	2.6	$4,588.5
February 1, 2011—February 28, 2011	2.4	$32.95	2.4	$4,509.3

Total	7.9	$31.55	7.9

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Jeff Epstein						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2011 and May 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended February 28, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 29, 2011	By:	/s/ JEFF EPSTEIN
Jeff Epstein
Executive Vice President and Chief Financial Officer

Date: March 29, 2011	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer