Form 10-K
period 2011-05-31
ORACLE CORP
filed 2011-06-28
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐         NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $107,183,061,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2011, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on November 30, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 20, 2011: 5,065,515,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2011 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2011

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our intention that our direct sales force will sell proportionately more of our hardware systems products in the future;

•	continued realization of gains or losses with respect to our foreign currency exposures;

•	our expectation that our software business’ total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will continue to add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results;

•	our belief that our acquisition of Sun and the resulting expansion and enhancement of our customer base and services offerings will increase our revenues and expenses;

•	our international operations providing a significant portion of our total revenues and expenses;

•	our expectation to continue to innovate and invest in Java technology;

•	our expectation to continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services;

•	our expectation to grow our consulting revenues;

•	the sufficiency of our sources of funding;

•

our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations;

•	our expectation to continue paying comparable cash dividends on a quarterly basis;

•	our expectation that seasonal trends will continue in fiscal 2012;

•	our intention to focus our efforts on renewing acquired hardware systems support contracts;

•	our expectation of incurring the majority of the remaining expenses pursuant to the Sun Restructuring Plan through fiscal 2012;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the Securities and Exchange Commission (the SEC), including the Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2012, which runs from June 1, 2011 to May 31, 2012.

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

PART I

Item 1.    Business

General

We are the world’s largest enterprise software company and a leading provider of computer hardware products and services. We develop, manufacture, market, distribute and service database and middleware software; applications software; and hardware systems, consisting primarily of computer server and storage products. Our products are built on industry standards and are engineered to work together or independently within existing customer information technology (IT), including private and public cloud computing, environments. We offer customers secure, reliable, and scalable integrated software and hardware solutions that are designed to improve business efficiencies and more easily adapt to an organization’s unique needs, at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

We believe our internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. An important element of our continued innovation and product strategy is to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability and security to our customers. Our Oracle Exadata Database Machine and Oracle Exalogic Elastic Cloud products exemplify this strategy and are currently two of our most important products. Both products combine certain of our hardware and software offerings to provide an engineered system that increases computing performance relative to our competitors’ products, creating time savings and operational cost advantages for our customers. In fiscal 2011, 2010 and 2009 we invested $4.5 billion, $3.3 billion and $2.8 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products and services.

We also believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Software, Hardware Systems and Services

We are organized into three businesses—software, hardware systems, and services—which are further divided into seven operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of three operating segments: (1) consulting, (2) Cloud Services and (3) education. Our software, hardware systems, and services businesses represented 68%, 19%, and 13% of our total revenues, respectively, in fiscal 2011 and 77%, 9% and 14%, respectively, in fiscal 2010. Prior to our acquisition of Sun Microsystems, Inc. (Sun) in January 2010, we did not have a hardware systems business. Our software and services businesses represented 81% and 19% of our total revenues, respectively, in fiscal 2009. See Note 16 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Our software, hardware systems, and services businesses provide the products and services necessary to run various IT environments, including cloud computing environments. Cloud computing environments provide on demand access to a shared pool of computing resources in a self-service, dynamically scalable manner, delivering advantages in speed and efficiency. Cloud computing has evolved from technologies and services that Oracle has provided for many years, including clustering, server virtualization, Service-Oriented Architecture (SOA) shared services and large-scale management automation. Cloud computing environments may be deployed as “private” clouds or “public” clouds. Private clouds are exclusive to a single organization. “Public” clouds are used by multiple organizations on a shared basis and hosted and managed by a third party service provider.

Our cloud computing strategy is broad and comprehensive to provide customers with choice and a pragmatic roadmap for adopting cloud computing. We provide enterprise-grade software and hardware products and services for both private and public clouds, including the following examples:

For private clouds:

•	Oracle Applications software runs on a standards-based, shared and dynamically scalable Oracle platform;

•	Oracle Fusion Middleware and Database software, and engineered systems enable customers to consolidate existing Oracle and third party applications, and more efficiently build new applications; and

•	Oracle’s servers, storage and networking hardware, virtualization and operating system software, and engineered systems enable customers to run their software applications on shared hardware.

For public clouds:

•	Oracle Cloud Services offer a variety of Oracle Applications and technology with a choice of deployment models, including managed hosting services and subscription-based software offerings;

•	Oracle Applications, Fusion Middleware, Database, operating systems and virtualization software products that customers can deploy in public clouds; and

•

Oracle Fusion Middleware and Database software, and engineered systems for independent software vendors’ (ISV) Software-as-a-Service (SaaS) offerings, as well as for third party cloud service providers.

For integration between clouds:

•

Oracle software products that enable integration across public and private clouds, including identity and access management, SOA and process integration, and data integration and master data management.

Engineered Systems

An important element of our corporate strategy and product development efforts is to engineer our hardware and software products together in order to gain tremendous efficiencies and provide increased IT performance, reliability, and security to customers. These pre-integrated and optimized combinations of our software and hardware products are called “engineered systems.” Two of our most important engineered systems are our Oracle Exadata Database Machine and Oracle Exalogic Elastic Cloud. Because of their high performance, scalability and ability to be shared by multiple applications, they are well suited for IT consolidation and cloud computing.

Oracle Exadata

Oracle Exadata is a family of integrated software and hardware products that combines our database, storage and operating system software with our server, storage and networking hardware to provide customers with improved performance for database applications, including online transaction processing and data warehousing, among others. For example, our Oracle Exadata Database Machine is an engineered system that is designed to improve performance, scalability and reliability through an integrated storage and server architecture and high data networking bandwidth. It also features intelligent Oracle Exadata Storage Software to offload query processing, integrate solid state storage and efficiently compress data. Oracle Exadata is designed to enable customers to consolidate databases, manage a greater volume of data, dramatically improve query response times and further reduce costs by using fewer IT resources.

Oracle Exalogic Elastic Cloud

Oracle Exalogic Elastic Cloud is an engineered system that combines Oracle Fusion Middleware software with our hardware to more effectively run Java and non-Java applications and provide customers with an applications platform for cloud computing. Oracle Exalogic Elastic Cloud improves the performance of applications that run on it and enables customers to consolidate multiple applications onto a single system designed to be scalable, reliable and secure. As an integrated system, Oracle Exalogic Elastic Cloud simplifies routine maintenance, such as software patching, by providing a single solution that covers the entire system.

Software Business

Our software business consists of our new software licenses segment and software license updates and product support segment.

New Software Licenses

The new software licenses operating segment of our software business includes the licensing of database and middleware software, as well as applications software.

Our software solutions are designed to help customers reduce the cost and complexity of their IT infrastructures by delivering solutions via an industry standards-based, integrated architecture. This standards-based architecture enables our software products to work in customer environments that may include Oracle or non-Oracle hardware or software components. This approach is designed to support customer choice, reduce customer risk and be adapted to the specific needs of any industry or application. In this model, our database and certain of our middleware offerings are designed to manage and protect a customer’s underlying business information, while application servers run enterprise applications that are designed to automate multiple business functions and provide intelligence in critical functional areas. Our software products are designed to operate on both single server and clustered server configurations and to support a choice of operating systems, including, for example, Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products.

New software license revenues include fees earned from granting customers licenses to use our software products and exclude revenues derived from software license updates and product support. The standard end user software license agreement for our products generally provides for an initial fee to use the software product in perpetuity based on a maximum number of processors, named users or other metrics. We also have other types of software license agreements, including licenses that are restricted by the number of employees, licenses that provide for a limited term and open source licenses. New software license revenues represented 26%, 28%, and 31% of total revenues in fiscal 2011, 2010 and 2009, respectively.

Database and Middleware Software

Our database and middleware software offerings are designed to provide a cost-effective, high-performance platform for running and managing business applications for midsize businesses, as well as large, global enterprises. Our customers are increasingly focused on reducing the total cost of their IT infrastructure, and we believe that our software offerings help them achieve this goal. Our software is designed to accommodate demanding, non-stop business environments using clustered middleware and database servers and storage. These clusters are designed to scale incrementally as required to address our customers’ IT capacity; satisfy their planning and procurement needs; support their business applications with a standardized platform architecture; reduce their risk of data loss and IT infrastructure downtime; and efficiently utilize available IT resources to meet quality of service expectations.

New software license revenues from database and middleware products represented 72% of our new software license revenues in each of fiscal 2011, 2010 and 2009.

Database Software

Oracle Database software is the world’s most popular enterprise database software. It is designed to enable the secure storage, retrieval and manipulation of all forms of data, including transactional data, business information, analytics, and unstructured data in the form of XML files, office documents, images, video, spatial and other specialized forms of data such as human genomic and medical data. Oracle Database software is used for a variety of purposes, including online transaction processing applications, data warehousing and business intelligence, as a document repository or specialized data store. Oracle Database is popular for both packaged applications and custom application development.

Oracle Database software is available in four editions: Express Edition, Standard Edition One, Standard Edition and Enterprise Edition. All editions are built using the same underlying code, which means that our database software can scale from small, single processor servers to clusters of multi-processor servers and our Oracle Exadata Database Machines.

A number of optional add-on products are available with Oracle Database Enterprise Edition software to address specific customer requirements in the areas of performance and scalability, high availability, data security and compliance, data warehousing, information management and systems management. Examples of these products include:

•

Oracle Real Application Clusters software, which is designed to enable any Oracle Database application to share more efficiently the processing power and memory capacity of a fault tolerant cluster of servers;

•	Oracle Advanced Compression software, which is designed to enable customers to reduce the amount of disk space required to store all their business information and improve query performance;

•	Oracle Partitioning software, which is designed to break down large database tables into smaller segments for faster query performance and easier management of data throughout its lifecycle;

•

Oracle Database security software, which is designed to encrypt data on disk and networks (Oracle Advanced Security), provide a first line of defense from database attacks (Database Firewall) and protect data when it is archived to both disk and tape (Secure Backup);

•

Oracle Database Vault software, which is designed to pro-actively safeguard application data stored in Oracle Database from being accessed by system administrators and other privileged database users to meet regulatory mandates and improve data security;

•

Oracle Audit Vault software, which is designed to reduce the cost and complexity of compliance reporting and detection of unauthorized activities by automating the collection, consolidation and analysis of enterprise audit data;

•

Oracle Active Data Guard software, which is designed to improve database performance and reliability by offloading resource-intensive activities from a production database to one or more synchronized standby databases;

•

Oracle Spatial software, which is designed to manage geospatial data and provide the facilities to location enable business applications with advanced geographic information system (GIS) capabilities; and

•	Oracle In-Memory Database Cache software, which is designed to improve application performance by caching or storing critical parts of Oracle Database in the main memory of the application tier.

In addition to the four editions of Oracle Database, we also offer a portfolio of specialized database software products to address particular customer requirements including:

•	MySQL, the world’s most popular open source database, which is a simple-to-use, relational database often used to power high volume applications such as websites and web-based applications;

•

Oracle TimesTen In-Memory Database, which is a memory-optimized, relational database that is designed to deliver low latency and high throughput for applications requiring real-time performance in industries such as communications, financial services and defense; and

•

Oracle Berkeley DB, which is a family of open source; embeddable; relational, XML and key-value (NoSQL) databases that is designed to allow developers to incorporate a fast, scalable and reliable database engine within their applications and devices.

Middleware Software

Oracle Fusion Middleware software is a broad family of application infrastructure software products that is designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access and integrate business applications and automate their business processes. Built on the Java technology platform, Oracle Fusion Middleware suites and products can be used as a foundation for custom, packaged and composite applications.

Oracle Fusion Middleware software is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications software through its “hot-pluggable” architecture (which enables customers to easily install and use Oracle Fusion Middleware software within their existing IT environments) and adherence to industry standards such as Java Enterprise Edition (Java EE) and Business Process Execution Language (BPEL), among others.

By using Oracle Fusion Middleware software, we believe our customers can better adapt to business changes rapidly, reduce their risks related to security and compliance, increase user productivity and drive better business decisions. Specifically, Oracle Fusion Middleware software is designed to enable customers to integrate heterogeneous business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence; all while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware software supports multiple development languages and tools, which enables developers to build and deploy web services, websites, portals and web-based applications. Oracle Fusion Middleware software is used to support Oracle Applications, other enterprise applications, ISVs that build their own applications and business processes that span multiple application environments.

Oracle Fusion Middleware software is available in various software products and suites, including the following functional areas:

•	Application Server and Application Grid;

•	Service-Oriented Architecture and Business Process Management;

•	Business Intelligence;

•	Identity and Access Management;

•	Data Integration;

•	Content Management;

•	Portals and User Interaction; and

•	Development Tools.

Application Server and Application Grid

The foundation of Oracle Fusion Middleware software is Oracle WebLogic Server—an application server that is compliant with the Java Enterprise Edition specification. Oracle WebLogic Server incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. Oracle JRockit is a high performance Java Virtual Machine designed to run Java applications on multi-core processors with higher and more predictable performance. Oracle Coherence is an in-memory data grid solution designed to reduce latency and improve performance and scalability of business applications by allowing applications to access data in-memory.

In addition, we offer Oracle Tuxedo, which runs legacy, mainframe, and non-Java applications written in the C, C++, and COBOL languages that have transaction reliability, scalability and performance requirements. Oracle GlassFish Server enhances the value of Oracle Fusion Middleware software for developers by accelerating development practices and decreasing application time-to-market.

Service-Oriented Architecture and Business Process Management

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

Business Intelligence

Oracle Business Intelligence (BI) is a comprehensive set of analytic software products designed to provide customers with the information they need to make better business decisions. Oracle’s software Business Intelligence products include Oracle BI Suite Enterprise Edition, a comprehensive query and analysis server; Oracle Essbase, an online analytical processing (OLAP) server; Oracle BI Publisher, a self-service production and operational reporting tool; and Oracle Real-Time Decisions, a real-time data classification and optimization solution. Users can access these tools from a variety of user interfaces including browser-based interactive dashboards; ad hoc query and analysis; proactive detection and alerts integrated with e-mail; Microsoft Office integration including support for Excel, Word, and PowerPoint; and mobile analytics for mobile and smart phones.

Identity and Access Management

Oracle’s identity and access management software products are designed to enable customers to manage internal and external users, secure corporate information from potential software threats and streamline compliance initiatives while lowering the total cost of their security and compliance initiatives. These software products include a lightweight directory access protocol (LDAP) directory service to store and manage user identities and policies; identity provisioning to provision users and roles in multiple enterprise applications and systems; access management to manage access control and entitlements for customers, partners, and employees; and identity analytics products to audit and identify users attempting to access systems for which they are not authorized.

Data Integration

Oracle’s data integration offerings consist of Oracle GoldenGate, Oracle Data Integrator, and Oracle Data Quality products. Oracle GoldenGate is a high performance data movement and continuous availability solution designed to capture transaction records on one system and to move and apply them to other systems with low impact on system and network performance. Oracle Data Integrator is an extract-transform-load (ETL) solution that enables users to extract data from one system, transform it from the source system’s format to a target system’s format, and load it into the target system (such as a data warehouse). Oracle Data Quality enables users to profile data and to clean it using a variety of automated matching and cleansing rules making the data more reliable and more accurate.

Content Management

Oracle Content Management is an enterprise content management software suite that is designed to enable users to capture, manage, and publish information that is either unstructured, not easily readable or has not been stored, including documents, images, audio, video, and a wide variety of other forms of digital content. Oracle Content Management is designed to provide customers with a highly scalable document management repository; web content management to publish information to websites and portals; digital asset management to manage and deliver digital content; imaging and process management to capture and process paper documents and document related business processes; and records management to archive and retain documents and electronic records. Oracle Content Management is integrated with business applications to automatically capture and process electronic and paper documents such as invoices, accounts receivable receipts, and sales order documents from these applications.

Portals and User Interaction

Oracle WebCenter Suite is a standards-based enterprise portal software product that is designed to enable external and employee users to efficiently find the information they need from websites and business applications within the organization; to create collaborative websites, online workspaces, discussion forums, integrated real-time presence and web conferencing to share information with others; and to use a variety of emerging technologies such as really simple syndication (RSS) feeds, tag clouds, linking and search to personalize information delivery. Oracle WebCenter Suite can be used to build a variety of web-based systems including extranet websites, intranet portals, task-oriented collaborative applications, and team communities.

Development Tools

Oracle JDeveloper is an integrated software environment that is designed to facilitate rapid development of a variety of different types of applications using Oracle Fusion Middleware software and popular open source technologies. Oracle JDeveloper software provides support for developing Java applications; web services, composite SOA applications and business processes; rich user interfaces using AJAX/DHTML and Flash technologies; and websites using popular scripting languages. Oracle JDeveloper software also provides comprehensive application lifecycle management facilities including modeling, building, debugging, unit testing, profiling, and optimizing applications and is integrated with the Oracle Application Development Framework software, which provides a declarative framework for building business applications, and popular open source tools, including Eclipse and NetBeans.

Java

Oracle Fusion Middleware software products and our next-generation Oracle Fusion Applications are built on our Java technology platform, which we believe is a key technology advantage for our business.

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. The Java programming language and platform together represent one of the most popular and powerful development environments in the world, one that is used by millions of developers globally and on which many of the world’s applications run.

Java is designed to enable developers to write software on a single platform and run it on many different platforms, independent of operating system and hardware architecture. There is a large, global community of Java developers and Java has been adopted by both ISVs that have built their products on Java and by enterprise organizations building custom applications or consuming Java-based ISV products.

For customers, the Java platform is designed to enable a variety of compatible applications, independent of their vendor, and to support a global community of Java developers, support engineers, and knowledge bases that can help customers reduce the risk of and time to deployment as well as the ongoing cost of ownership and maintenance.

There are three primary editions of Java (Standard, Enterprise and Micro) that support a broad spectrum of usage ranging from mobile phones to desktop computers to server applications. Java can also be found embedded in a variety of devices and machines, including printers, cars, airplanes, tablets, DVD players, set-top boxes, pens, smart meters and bank ATM machines; and JavaCard is designed for specialized use in smart cards. Certain of our products are built primarily to enable customers to run Java applications on and with them, such as Oracle WebLogic Server and Oracle Coherence. Many more of our products are built with and rely on Java, such as the Oracle Fusion Middleware software product family and Oracle Fusion Applications.

We expect to continue to innovate and invest in Java technology for the benefit of customers and the Java community.

We also offer a selection of software products that are complementary to our database and middleware products, including Oracle Enterprise Manager management tools and Oracle VM server virtualization software.

Oracle Enterprise Manager

Oracle Enterprise Manager is Oracle’s integrated enterprise IT management solution. Oracle Enterprise Manager is designed to combine the self-management capabilities built into Oracle products with its business-driven IT management capabilities to deliver a holistic approach to IT management across the entire Oracle technology portfolio including Oracle Database and Oracle Exadata, Oracle Fusion Middleware and Oracle Exalogic, Oracle Applications, Oracle Solaris, Oracle Linux, Oracle VM, and our complete hardware portfolio including our servers, storage and networking. Oracle Enterprise Manager is designed to manage Oracle’s technology portfolio whether deployed using traditional architectures or in cloud computing architectures. In both cases, Oracle Enterprise Manager is designed to provide a complete IT lifecycle management approach, including configuring elements of an IT environment; monitoring service levels; diagnosing and troubleshooting problems; patching and provisioning IT environments; managing compliance reporting; and providing change management in a unified way across physical and virtualized IT environments.

Oracle VM

Oracle VM is server virtualization software for both Oracle SPARC and x86-based servers and supports both Oracle and non-Oracle applications. Oracle VM software is designed to enable different applications to share a single physical system for higher utilization and efficiency and simplify software deployment by enabling pre-configured software images to be created and rapidly deployed without installation or configuration errors.

Applications Software

Oracle Applications are designed using an industry standards-based, integrated architecture to manage and automate customers’ core business functions, support customer choice, help to reduce risk, cost and complexity of customers’ IT infrastructures, and enable customers to differentiate their businesses using our technologies. Through a focused strategy of investments in internal research and development and strategic acquisitions, we also provide industry-specific solutions for customers in over 20 industries, including communications, engineering and construction, financial services, health services, manufacturing, public sector, retail and utilities. New software license revenues from applications software represented 28% of our new software license revenues in each of fiscal 2011, 2010 and 2009.

Our Oracle Applications strategy provides customers with a secure path to adopt our latest technology advances that are designed to improve the customer software experience and enable better business performance. Central to that strategy is our Applications Unlimited program, which is our commitment to customer choice through our investment and innovation in our current applications offerings. Our next-generation Oracle Fusion Applications build upon this commitment and are designed to work with and evolve customer investments in their existing applications portfolio. Oracle Lifetime Support helps ensure customers will continue to have a choice in upgrade paths based on their enterprises’ needs.

Oracle Fusion Applications

Oracle Fusion Applications are a comprehensive suite of modular, next-generation software applications that include enterprise resource planning (ERP), customer relationship management (CRM), supply chain management (SCM) and enterprise project portfolio management (EPPM). Oracle Fusion Applications are designed using commercially-available technology standards such as Java, BPEL and others, existing best practices and the principles of SOA. With their tailored user experience and embedded analytical capabilities, Oracle Fusion Applications are designed to increase user productivity and allow customers to manage functions across different environments more effectively. Using a SOA approach, Oracle Fusion Applications are engineered to provide customers with more flexibility to innovate and adopt next-generation technologies at their own pace, whether via one module, a product family or an entire suite. Oracle Fusion Applications are engineered to be cloud-ready and thus offer flexible deployment options, including private clouds, public clouds or Oracle Cloud Services.

Applications Unlimited

Our Applications Unlimited program is Oracle’s commitment to offer customers that purchase software license updates and product support contracts a choice as to when, and if, to upgrade to the next generation of the products they own. Until our customers reach a decision to upgrade to the next generation of the products they own, we protect their investments in their applications by offering them the ability to purchase software license updates and product support contracts for their existing products. Our applications are designed to help customers extend the benefits of their IT investments in our applications, reduce their investment risk, and support their evolution to the next generation of enterprise software that best fits their needs. For example, our Oracle Application Integration Architecture provides an open framework for creating adaptable, cross-application business processes. In addition, our applications software products are offered as integrated suites or on a component basis, and all are built on open architectures that are designed for flexible configuration and open, multi-vendor integration. Our applications are also available in multiple languages and support a broad range of country specific requirements, enabling companies to support both global and local business practices and legal requirements.

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

Oracle Applications enable efficient management of core business functions, including:

•	Enterprise Resource Planning;

•	Customer Relationship Management;

•	Supply Chain Management;

•	Enterprise Performance Management (EPM);

•	Business Intelligence Applications (Analytic Applications);

•	Enterprise Project Portfolio Management;

•	Web Commerce; and

•	Industry-Specific Applications.

Enterprise Resource Planning

Companies use our ERP applications to automate and integrate a variety of their key global business processes, including: supply chain planning, manufacturing, logistics, order fulfillment, asset lifecycle management, purchasing, accounts receivable and payable, general ledger, cash and treasury management, travel and expense management, human resources, payroll, benefits, and talent management. Our ERP applications combine business functionality with innovative technologies such as self-service applications that enable companies to lower the cost of their business operations by providing their customers, suppliers and employees with self-service access to both transaction processing and critical business information.

Customer Relationship Management

We offer a suite of CRM applications that are engineered to help our customers manage their selling processes more efficiently, integrate marketing campaigns and content into their selling processes more effectively, and deliver high quality customer service across multiple channels including call centers, web and mobile devices. Our CRM products also provide many industry-specific features designed to support the specialized needs of users in key sectors, such as communications, consumer products, financial services, high technology, insurance, life sciences and the public sector. We also offer Oracle CRM On Demand, which is a subscription-based offering that provides customers with sales, marketing and services features of our CRM software in a cloud environment.

Supply Chain Management

We offer a comprehensive set of SCM software products that span from demand management, order management, supply chain planning, sales and operations planning, procurement and sourcing to product development, manufacturing, transportation and warehouse management. Our SCM products are designed to provide our customers the ability to forecast and fulfill demand for their products through end-to-end integrated, yet modular software. Customers can use Oracle SCM products to predict demand and market requirements, manage the lifecycle of their products, innovate and adapt in response to volatile market conditions, align operations across global networks and deploy lean, mixed-mode manufacturing with integrated manufacturing execution systems that meet both discrete and process requirements.

Enterprise Performance Management

We offer a suite of EPM applications that are engineered to automate, integrate, and administer a broad range of financial and operational management processes within an organization. Our EPM applications enable organizations to define and model their financial structure; to define their operating plans and manage financial budgets; to allocate indirect revenues and costs to better understand business unit profitability; to consolidate and aggregate financial results from a variety of systems; and to manage the financial close and statutory reporting processes.

Business Intelligence Applications (Analytic Applications)

We also provide packaged business intelligence applications for ERP and CRM processes as well as industry-specific analytic applications. Each of our business intelligence applications features packaged data models; packaged ETL processes; packaged key performance indicators (KPIs); and packaged dashboards to deliver insight that is tailored for business processes. Our business intelligence applications are built on Oracle’s business intelligence technology and source data from multiple versions of Oracle CRM and ERP applications as well as from non-Oracle data sources. Our EPM and business intelligence applications together with our business intelligence technology allow us to offer our customers an integrated solution that spans planning and budgeting, financial management, operational analytics, and reporting.

Enterprise Project Portfolio Management (EPPM)

Our EPPM software products target project-intensive industries such as engineering and construction, aerospace and defense, utilities, oil and gas, manufacturing, professional services and project-intensive departments within other industries. Our EPPM products help companies propose, prioritize and select project investments and plan, manage and control the most complex projects and project portfolios.

Web Commerce

In fiscal 2011, we acquired Art Technology Group, Inc. (ATG), a leading provider of web commerce software and related subscription-based commerce optimization applications. The ATG solution is designed to enable enterprises to create an online customer experience with merchandising, marketing, content personalization, automated recommendations, and live-help services. By combining ATG’s software with Oracle’s CRM software, we offer a unified cross-channel commerce and CRM platform, which is designed to enable businesses to deliver a consistent experience across a variety of different customer points of contact including sales, marketing, service, contact center and the internet. This combined platform is designed to enable our customers to strengthen their customers’ loyalty, improve brand value, achieve better operating results, and increase business response time across online and traditional commerce environments.

Industry-Specific Applications

Oracle Applications can be tailored to offer customers a variety of industry-specific solutions. As a part of our strategy, we strive to ensure that our applications portfolio addresses the major industry-influenced technology challenges of customers in key industries that we view as strategic to our future growth, including communications, education, energy, engineering and construction, financial services, healthcare, life sciences, manufacturing, professional services, public sector, retail, travel, transportation and utilities. For example, we offer the banking and financial services sector a suite of applications addressing cash management, trade, treasury, payments, lending, private wealth management, asset management, compliance, enterprise risk and business analytics, among others. We offer the retail sector software solutions designed to provide unified and actionable data among store, merchandising and financial operations. Our applications for consumer goods manufacturers are designed to provide them with the ability to build their brand against retail private label programs by engaging directly with the consumer. Our ability to offer applications to address industry-specific complex processes provides us an opportunity to expand our customers’ knowledge of our broader product offerings and address customer specific technology challenges.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle software by offering proactive and personalized support services, including our Lifetime Support policy, and unspecified product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support.” Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire new software licenses and renew their software license updates and product support contracts annually. Our software license updates and product support revenues represented 42%, 49% and 50% of our total revenues in fiscal 2011, 2010 and 2009, respectively.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into the hardware systems business. Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support.

Hardware Systems Products

Our customers demand a broad set of hardware systems solutions to manage growing amounts of data and computational requirements, to meet increasing compliance and regulatory demands, and to reduce energy, space, and operational costs. To meet these demands, we have a wide variety of innovative hardware systems offerings, including servers and storage products, networking components, operating systems and other hardware-related software. Our hardware systems component products are designed to be “open,” or to work in customer environments that may include other Oracle or non-Oracle hardware or software components. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as engineered systems, as with Oracle Exadata and Oracle Exalogic Elastic Cloud. By combining our server and storage hardware with our software, our open, integrated products better address customer requirements for performance, scalability, reliability, security, ease of management, and lower total cost of ownership. Our hardware systems products represented 12% and 6% of our total revenues in fiscal 2011 and 2010, respectively.

Servers

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers are differentiated by their reliability, security and scalability; and by the customer environments that they target (general purpose or specialized systems). Our midsize and large servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Our SPARC servers run the Oracle Solaris operating system and are designed for the most demanding mission critical enterprise environments at any scale. We have a long-standing relationship with Fujitsu Limited for the development, manufacturing and marketing of certain of our SPARC server components and products.

We also offer a wide range of x86 servers. These x86 servers are primarily based on microprocessor platforms from Intel Corporation (Intel) and are also compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems.

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

Storage

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, hardware-related software including file systems software, back-up and archive software and storage management software, and networking for mainframe and open systems environments. Our storage products are designed to improve data availability by providing fast data access and dynamic data protection for restoration and secure archiving for compliance.

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

Oracle Solaris and Oracle Linux Operating Systems and Hardware-Related Software

The Oracle Solaris operating system is designed to provide a reliable, secure and scalable operating system environment through significant core feature development in kernel, networking, security, and file system technologies as well as close integration with hardware features. This design provides us with an ability to combine Oracle Solaris with our own hardware components to achieve certain performance and efficiency advantages in comparison to our competitors. The Oracle Solaris operating system is based on the UNIX operating system, but is unique among UNIX systems in that it is available on our SPARC servers and x86 servers that are substantially based upon microprocessors from Intel. We also support Oracle Solaris deployed on other companies’ hardware products.

The Oracle Linux operating system with Oracle’s Unbreakable Enterprise Kernel is a Linux operating system for enterprise workloads including databases, middleware and applications. Oracle Linux supports x86 based systems.

In addition to Oracle Solaris and Oracle Linux operating systems, we also develop a range of other hardware-related software, including development tools, compilers, management tools for servers and storage, diagnostic tools, virtualization and file systems.

Hardware Systems Support

Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris, and can include product repairs, maintenance services, and technical support services. We continue to focus on identifying hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new hardware systems support contracts sold in connection with the sales of our hardware systems products. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Our hardware systems support revenues represented 7% and 3% of our total revenues in fiscal 2011 and 2010, respectively.

Services Business

Our services business consists of consulting, Cloud Services and education.

Consulting

Oracle Consulting is designed to help our customers more successfully deploy our products. Our consulting services include business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Together, these services are designed to help our customers achieve their business goals, reduce the risk associated with their IT initiatives, and maximize their return on investment. Oracle Consulting engages customers directly and provides specialized expertise to our global systems integrator partners. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-site consultants from local geographies, industry specialists and consultants from our global delivery and solution centers. Consulting revenues represented 8%, 10% and 14% of total revenues in fiscal 2011, 2010 and 2009, respectively.

Cloud Services

Our Cloud Services segment, which was formerly named On Demand, includes certain of our Oracle Cloud Services offerings and technology, and Advanced Customer Services. We believe that our Cloud Services offerings provide our customers with increased business performance, reduced risk, a predictable cost and more flexibility and choice in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provides support services, both onsite and remote, to Oracle customers to enable increased performance and higher availability of their products and services.

Cloud Services revenues represented 4% of total revenues in fiscal 2011 and 3% of total revenues in each of fiscal 2010 and 2009.

Education

We provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues. Our training is provided through a variety of formats, including instructor-led classes at our education centers, live virtual training, self-paced online training, training via CD-ROM, private events and custom training. Our live virtual class offerings allow students anywhere in the world to receive real-time, interactive training online. In addition, we also offer a certification program certifying database administrators, developers, implementers, consultants and architects. Education revenues represented 1% of total revenues in each of fiscal 2011 and 2010 and 2% of our total revenues in fiscal 2009.

Marketing and Sales

We directly market and sell our products and services to businesses of many sizes and in many industries, government agencies and educational institutions. We also market, and sell our products through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2011, 2010 or 2009.

In the United States, our sales and service employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries sell and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our products. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A. of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. The Oracle Partner Network is a global program that manages our business relationships with a large, broad-based network of companies, including independent software and hardware vendors, system integrators and resellers who deliver innovative solutions and services based upon our products. By offering our partners access to our premier products, educational information, technical services, marketing and sales support, the Oracle Partner Network program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally. The majority of our hardware systems products are sold through indirect channels, including independent distributors and value added resellers. We have enhanced direct sales coverage for our hardware systems products and intend that our direct sales force will sell proportionately more of our hardware systems products in the future than they do currently.

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software and hardware systems, which has led increasingly to our product offerings being viewed as a “stack” of software and hardware designed to work together in a standards-compliant environment. Our enterprise software and hardware offerings compete directly with some offerings from the most competitive companies in the world, including Microsoft Corporation (Microsoft), International Business Machines Corporation (IBM), Hewlett-Packard Company (HP), SAP AG, and Intel, as well as many others. In addition, the low barriers to entry in many of our market segments regularly introduce new technologies and new and growing competitors to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we will face increased competition as we will compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of management and quality of technical support. Our product sales (and the relative strength of our products versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among, primarily, our Oracle Solaris operating system, Microsoft’s Windows Server, UNIX (including HP-UX from HP and AIX from IBM) and Linux;

•	the adoption of SaaS, hosted or cloud software offerings;

•	the adoption of commodity servers and microprocessors;

•	the adoption of open source alternatives to commercial software by enterprise software customers;

•	products, features and functionality developed internally by customers and their IT staff;

•	products, features or functionality customized and implemented for customers by consultants, systems integrators or other third parties; and

•	attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A. “Risk Factors.”

Manufacturing

To produce our hardware systems products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of our enterprise and data center servers and storage systems. For all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware systems products either from our facilities or partner facilities. Our manufacturing processes are based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. For example, we have a long-standing relationship with Fujitsu Limited for the development, manufacturing and marketing of certain of our SPARC server components and products. As a result, we continue to monitor the situation in Japan caused by the recent earthquake and tsunami and will continue to evaluate the resulting potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A. of this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Research and Development

We develop the substantial majority of our products internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Research and development expenditures were $4.5 billion, $3.3 billion and $2.8 billion in fiscal 2011, 2010 and 2009, respectively, or 13% of total revenues in fiscal 2011 and 12% of total revenues in each of fiscal 2010 and 2009. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software and hardware markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

Employees

As of May 31, 2011, we employed approximately 108,000 full-time employees, including approximately 27,000 in sales and marketing, approximately 9,000 in software license updates and product support, approximately 1,000 in the manufacturing of our hardware systems products, approximately 6,000 in hardware systems support, approximately 25,000 in services, approximately 30,000 in research and development and approximately 10,000 in general and administrative positions. Of these employees, approximately 39,000 were located in the United States and approximately 69,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries workers’ councils represent our employees.

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

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)
Lawrence J. Ellison	Chief Executive Officer and Director
Jeffrey O. Henley	Chairman of the Board of Directors
Safra A. Catz	President, Chief Financial Officer and Director
Mark V. Hurd	President and Director
John Fowler	Executive Vice President, Systems
Thomas Kurian	Executive Vice President, Product Development
Dorian E. Daley	Senior Vice President, General Counsel and Secretary
William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer

Mr. Ellison, 66, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 66, has served as Chairman of the Board since January 2004 and as a Director since June 1995. He served as Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Ms. Catz, 49, has been a President since January 2004, Chief Financial Officer most recently since April 2011 and has served as a Director since October 2001. She was previously Chief Financial Officer from November 2005 until September 2008 and Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named President, she held various other positions with us since joining Oracle in 1999. She also currently serves as a director of HSBC Holdings plc.

Mr. Hurd, 54, has been a President and served as a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of HP from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of HP from April 2005 to August 2010.

Mr. Fowler, 50, has been Executive Vice President, Systems since February 2010. Prior to joining us, Mr. Fowler served as Sun Microsystems, Inc.’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006, as Chief Technology Officer, Software Group from July 2002 to May 2004 and Director, Corporate Development from July 2000 to July 2002.

Mr. Kurian, 44, has been Executive Vice President, Product Development since July 2009. He served as Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Ms. Daley, 52, has been Senior Vice President, General Counsel and Secretary since October 2007. She served as Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004, and as Associate General Counsel from February 2001 to October 2001. She joined Oracle’s Legal Department in 1992.

Mr. West, 49, has been Senior Vice President, Corporate Controller and Chief Accounting Officer since February 2008 and was Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. Prior to joining us, he served as Intuit Inc.’s Director of Accounting from August 2005 to March 2007. He also spent 14 years with Arthur Andersen LLP, most recently as a partner.

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

Economic, political and market conditions, including the recent recession and global economic crisis, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.    Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for enterprise software, hardware systems and services;

•	governmental budgetary constraints or shifts in government spending priorities;

•	general political developments; and

•	currency exchange rate fluctuations.

Macroeconomic developments like the recent recessions in the U.S. and Europe and the debt crisis in certain countries in the European Union could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (IT) budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters, including the earthquake and resulting tsunami in Japan, continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, hardware systems products, hardware systems support and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support.

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

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition, and potentially longer with respect to our acquisition of Sun Microsystems, Inc. (Sun). Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates can also be affected by changes in our business practices that we implement with our newly acquired companies that may affect customer behavior.

A substantial portion of our new software license revenue contracts and hardware systems products contracts is completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software license transactions, and to a lesser extent hardware systems products transactions, also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software and hardware systems markets in which we compete. If we are unable to develop new or sufficiently differentiated products and services, or enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy new software licenses or hardware systems products or purchase or renew software license updates and product support or hardware systems support contracts. Renewals of these support contracts are important to the growth of our business. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have recently released Oracle Fusion Applications, the next generation of our applications software offerings, which are being designed to unify the best-of-business functional capabilities from all of our applications on a modern Internet-based middleware technology foundation. We have also recently designed and built the Exadata Database Machine, a fast database warehousing machine that runs online transaction processing applications, and the Exalogic Elastic Cloud, an integrated “cloud” machine which has server hardware and middleware software that have been engineered together. If we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames, if there is a delay in market acceptance of a new, enhanced or acquired product line or service, if we do not timely optimize complementary product lines and services or if we fail to adequately integrate, support or enhance acquired product lines or services, our business may be adversely affected.

If we are unable to compete effectively with existing or new hardware systems or software competitors, the results of operations and prospects for our business could be harmed through fewer customer orders, reduced pricing, lower revenues or lower profits.    Our hardware systems business will compete with, among others, (i) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (ii) microprocessor/chip manufacturers and (iii) providers of storage products. Our hardware systems business may also cause us to compete with companies who historically have been our partners. These competitors may have more experience than we do in managing a hardware business. A large portion of our hardware products are based on our SPARC microprocessor and Oracle Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the revenue and profitability forecasts for our hardware systems business.

Many vendors develop and market databases, middleware products, application development tools, business applications, collaboration products and business intelligence products that compete with our software offerings. In addition, several companies offer Software-as-a-Service (SaaS) or cloud computing and business process outsourcing (BPO) as competitive alternatives to buying software and hardware, and customer interest in SaaS or cloud and BPO solutions is increasing. Some of these competitors have greater financial or technical resources than we do. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. Vendors that offer SaaS, cloud or BPO solutions may persuade our customers not to purchase our products. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

Our hardware systems offerings are complex products. If we cannot successfully manage the required processes to meet customer requirements and demand on a timely basis, the results of our hardware systems business will suffer.    Designing, developing, manufacturing and introducing new hardware systems products are complicated processes. The development process is uncertain and requires a high level of innovation from both systems hardware and software product designers and engineers and the suppliers of the components used in these products. The development process is also lengthy and costly. Once a new hardware systems product is developed, we face several challenges in the manufacturing process. We must be able to forecast customer demand and manufacture new hardware systems products in sufficient volumes to meet this demand and do so in a cost effective manner. Our “build-to-order” manufacturing model, in which our hardware systems products are not fully assembled until after customers place orders, may from time to time experience delays in delivering our hardware systems products to customers in a timely manner. These delays could cause our customers to purchase hardware products and services from our competitors. We must also manage new hardware product introductions and transitions to minimize the impact of customer delayed purchases of existing hardware systems products in anticipation of new hardware systems product releases. Because the design and manufacturing processes for components are also very complicated, it is possible that we could experience design or manufacturing flaws. These design or manufacturing flaws could delay or prevent the production of the components for which we have previously committed to pay or need to fulfill orders from customers. These types of component flaws could also prevent the production of our hardware products or cause our hardware products to be returned, recalled or rejected resulting in lost revenues, increases in warranty costs or costs related to remediation efforts, damage to our reputation, penalties and litigation.

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

•

we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or have other adverse effects on our current business and operations;

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

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

•

we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including arrangements that we assume from an acquisition.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include software and hardware systems development, manufacturing, assembly, sales, customer support, consulting, Cloud Services and shared administrative service centers.

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws and local laws which include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions, and export requirements.

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

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to our operating results;

•	natural disasters, like the recent earthquake and resulting tsunami in Japan;

•	regulatory changes;

•	political unrest, terrorism and the potential for other hostilities;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries; and

•	reduced protection for intellectual property rights in some countries.

As a result of our hardware systems business, the volume and complexity of laws and regulations that we are subject to have increased. The variety of risks and challenges listed above could also disrupt or otherwise negatively impact the supply chain operations for our hardware systems products segment and the sales of our products and services in affected countries or regions.

As the majority shareholder of Oracle Financial Services Software Limited, a publicly traded Indian software company focused on the banking industry, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control.

We may not achieve our financial forecasts with respect to our acquisition of Sun or our hardware systems business, or the achievement of such forecasts may take longer than expected. Our profitability could decline if we do not manage the risks associated with our hardware systems business.    Our hardware systems business may adversely affect our overall profitability if we do not manage the associated risks. We may not achieve our estimated revenue, profit or other financial projections with respect to our acquisition of Sun in a timely manner or at all due to a number of factors, including:

•

our relative inexperience in managing a hardware systems business and related processes or the unplanned departures of some important employees could adversely impact our ability to successfully run our hardware systems business, which could adversely impact our ability to realize the forecasts for our hardware systems business and its results of operations;

•

we may not be able to increase sales of hardware systems support contracts or such increase may take longer than we anticipate, which could result in lower revenues and profitability, or slower than expected growth of such revenues and profitability;

•

our hardware systems business has higher expenses as a percentage of revenues, and thus has been less profitable, than our software business. We have reported, and may continue to report, lower overall operating margins as a percentage of revenues, and we may not achieve our profit margin levels that we attained prior to our acquisition of Sun;

•

we face a greater risk of potential write-downs and impairments of inventory, higher warranty expenses than we had historically encountered in our existing software and services businesses, and higher amortization from, and potential impairment of, intangible assets associated with our hardware systems business. Any of these items could result in material charges and adversely affect our operating results; and

•	we may forgo sales opportunities, customers and revenues as a result of our reducing the resale of third party products and services for which Sun historically acted as a reseller.

Our strategy of transitioning to a mixed direct and indirect sales model for our hardware systems products may not succeed and could result in lower hardware revenues or profits. Disruptions to our software indirect sales channel could affect our future operating results.    Although we will continue to sell our hardware systems products through indirect channels, including independent distributors and value added resellers, we have enhanced our direct sales coverage for our hardware products and intend that our direct sales force will sell a larger portion of our hardware products in the future than they do now. These direct sales efforts, however, may not be successful. Our relationships with some of our channel partners may deteriorate because we are reducing our reliance on some of these partners for sales of our hardware products, are modifying our approach and timing to the manufacturing of our products and are altering certain of Sun’s legacy business practices with these channel partners, which could result in reduced demand from the channel partners or certain customer segments serviced by these channel partners. Some hardware revenues from channel partners may not be replaced by revenues generated from our own sales personnel or may not be replaced as quickly as we expect. In addition, we may not be able to hire qualified hardware salespeople, sales consultants and other personnel for our direct sales model at the rate or in the numbers we need to generate the hardware revenues and profit margins we have projected for future periods. Even if we can meet our hiring needs, these salespeople may not be able to achieve our sales forecasts for our hardware business. If we experience any of these risks, our hardware revenues or profits may decline.

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

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program, which primarily utilizes foreign currency forward contracts to offset the risks associated with these foreign currency exposures that we may suspend from time to time. This program was suspended for part of fiscal 2011 but was reactivated during our second quarter of fiscal 2011. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. Although we have resumed our foreign currency forward contract program, a large portion of our consolidated operations are international and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or should we suspend our foreign currency forward contract program in the future. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows, the timing of which is variable and generally outside of our control.

The future operating results of our hardware systems business will depend on our ability to manage our component inventory to meet the demands of our hardware systems customers and to avoid component inventory write-downs.    We depend on suppliers to design, develop, manufacture and deliver on a timely basis the necessary components for our hardware products. While many of the components purchased are standard, some components (standard or otherwise) require long lead times to manufacture and deliver. Furthermore, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by natural disasters such as the recent earthquake and tsunami in Japan, political unrest or other factors affecting the countries or regions where these single source component vendors are located. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary parts or components from a particular vendor. If we had to find a new supplier for these parts and components, hardware systems product shipments could be delayed, which would adversely affect our hardware systems revenues. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware systems business cost structure. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet customer demand for our hardware products. Therefore we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware products from us or systems products from our competitors. We negotiate supply commitments with vendors early in the manufacturing process to ensure we have sufficient components for our hardware products to meet anticipated customer demand. We must also manage our levels of older component inventories used in our hardware products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware systems business and related operating results could be materially and adversely affected.

We expect to continue to depend on third party manufacturers to build certain hardware systems products and third party logistics providers to deliver our products. As such, we are susceptible to manufacturing and logistics delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.    We outsource the manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Our reliance on these third parties reduces our control over the manufacturing and delivery process, exposing us to risks, including reduced control over quality assurance, product costs, product supply and delivery delays as well as the political and economic uncertainties of the international locations where certain of these third party manufacturers have facilities and operations. Any manufacturing disruption or logistics delays by these third parties could impair our ability to fulfill orders for these hardware systems products. If we are unable to manage our relationships with these third parties effectively, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations, or fail to meet our future requirements for timely delivery, our ability to ship and/or deliver certain of our hardware systems products to our customers could be impaired and our hardware systems business could be harmed.

We have simplified our supply chain processes by reducing the number of third party manufacturing partners on which Sun had historically relied and the number of locations where these third party manufacturers build our hardware systems products. We therefore have become more dependent on a fewer number of these manufacturing partners and locations. If these partners experience production problems or delays or cannot meet our demand for products, we may not be able to find alternate manufacturing sources in a timely or cost effective manner, if at all. If we are required to change third party manufacturers, our ability to meet our scheduled hardware systems products deliveries to our customers could be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue recognition or an increase in our hardware systems products expenses, all of which could adversely affect the margins of our hardware business.

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

Third parties have claimed and, in the future, may claim infringement or misuse of intellectual property rights and/or breach of license agreement provisions.    We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. We expect the number of such claims will increase as:

•	we continue to acquire companies and expand into new businesses;

•	the number of products and competitors in our industry segments grows;

•	the use and support of third party code (including open source code) becomes more prevalent in the industry; and

•	the volume of issued patents continues to increase.

Responding to any such claim, regardless of its validity, could:

•	be time consuming, costly and result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

Certain specific patent infringement cases are discussed under Note 18 of Notes to Consolidated Financial Statements.

We may lose key employees or may be unable to hire enough qualified employees.    We rely on the continued service of our senior management, including our Chief Executive Officer and founder, members of our executive team and other key employees and the hiring of new qualified employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

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

We might experience significant errors or security flaws in our software products and services.    Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new software products or new versions of software products, we could lose revenues. In addition, we run our own business operations, Oracle Cloud Services and other outsourcing services, support and consulting services, on our products and networks and any security flaws, if exploited, could affect our ability to conduct our business operations. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing software and hardware products is expensive, and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

We may face numerous risks in connection with our strategic alliance with Fujitsu.    Oracle has had a relationship with Fujitsu for many years. We have recently renegotiated a number of agreements with Fujitsu Limited with respect to collaborative sales and marketing efforts and the joint development and manufacturing of some of our server products. The agreements contemplate that Oracle and Fujitsu dedicate substantial financial and human resources and, as a result, the future performance of our hardware systems business may be impacted by the success or failure of this relationship.

If we fail to satisfy certain development or supply obligations under the agreements, or if we otherwise violate the terms of the agreements, we may be subject to contractual or legal penalties. Further, if Fujitsu encounters potential problems in its business, such as intellectual property infringement claims, supply and manufacturing difficulties, including difficulties that may result from the recent earthquake and tsunami in Japan, difficulties in meeting development milestones or financial challenges, these problems could impact our strategic relationship with Fujitsu and could result in a material adverse effect on our hardware systems business. There can be no assurance that our strategic relationship with Fujitsu will be successful, or that the economic terms of the agreements establishing the relationship will ultimately prove to be favorable to us. The occurrence of any of these risks could have a material adverse effect on our hardware systems business.

Business disruptions could affect our operating results.    A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our Cloud Services offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

There are risks associated with our outstanding and future indebtedness.    As of May 31, 2011, we had an aggregate of $15.9 billion of outstanding indebtedness that will mature between the remainder of calendar 2011 and calendar 2040, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

We may have exposure to additional tax liabilities.    As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities and those authorities very often do not agree with positions taken by us on our tax returns.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, certain U.S. government proposals for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing is currently being reviewed by the U.S. Internal Revenue Service (IRS) and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We have negotiated certain unilateral Advance Pricing Agreements with the IRS and certain selected bilateral Advance Pricing Agreements that cover many of our intercompany transfer pricing issues and preclude the relevant tax authorities from making a transfer pricing adjustment within the scope of these agreements. However, these agreements do not cover substantial elements of our transfer pricing.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. Our acquisition activities have increased our non-income based tax exposures, particularly with our 2010 entry into a new hardware systems business resulting from our acquisition of Sun, which increased the volume and complexity of laws and regulations that we are subject to and with which we must comply.

Although we believe that our income and non-income based tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Our Oracle Cloud Services offerings, including Oracle CRM On Demand, may not be successful.    We offer Oracle Cloud Services, which was formerly known as Oracle On Demand, and which include outsourcing software and hardware management and maintenance services delivered at our data center facilities, select partner data centers or customer facilities. Our Cloud Services also include certain subscription-based software offerings such as Oracle CRM On Demand, which provides our customers with our CRM software functionality delivered via a hosted solution that we manage, among others. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain their profitability. We incur expenses associated with the infrastructures and marketing of our Cloud Services in advance of our ability to recognize the revenues associated with these offerings. Our Cloud Services offerings are subject to a variety of additional risks, including:

•	we manage critical customer applications, data and other confidential information through Oracle Cloud Services; accordingly, we face increased exposure to significant damage claims and risk to

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

•

demand for these services may not meet our expectations and may be affected by customer and media concerns about security risks, international transfers of data, government or other third party access to data, and/or use of outsourced services providers more generally; and

•

our offerings may require large fixed costs for data centers, computers, network infrastructure, security and otherwise, and we may not be able to generate sufficient revenues to offset these costs and generate acceptable operating margins from these offerings.

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

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our hardware systems operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used to manufacture our products, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our product design, development, procurement and manufacturing costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our hardware systems business. Any violation of these laws can subject us to significant liability, including fines, penalties, and possible prohibition of sales of our products into one or more states or countries, and result in a material adverse effect on the financial condition or results of operations of our hardware systems business. A significant portion of our hardware systems revenues come from international sales. Environmental legislation within the European Union (EU), including the EU Directive on Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products may increase our cost of doing business internationally and impact our hardware systems revenues from EU countries and China as we endeavor to comply with and implement these requirements. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, the cumulative impact of which could be significant.

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

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting, manufacturing and administrative personnel. Our headquarters facility consists of approximately 2.1 million square feet in Redwood City, California, substantially all of which we own. We lease our principal internal manufacturing facility for our hardware systems products in Hillsboro, Oregon. We also own or lease other office facilities for current use consisting of approximately 27.1 million square feet in various other locations in the United States and abroad. We believe our facilities are in good condition and suitable for the conduct of our business. Approximately 6.5 million square feet, or 22%, of total owned and leased space is sublet or is being actively marketed for sublease or disposition.

Item 3.	Legal Proceedings

The material set forth in Note 18 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on NASDAQ since our initial public offering in 1986. According to the records of our transfer agent, we had 16,827 stockholders of record as of May 31, 2011. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2011		Fiscal 2010
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$30.20	$36.37	$21.91	$26.48
Third Quarter	$27.65	$33.68	$21.91	$25.34
Second Quarter	$22.48	$29.53	$20.34	$22.86
First Quarter	$21.46	$24.64	$19.69	$22.33

We declared and paid cash dividends totaling $0.21 and $0.20 per outstanding common share over the course of fiscal 2011 and 2010, respectively.

In June 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock payable on August 3, 2011 to stockholders of record as of the close of business on July 13, 2011. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of May 31, 2011, approximately $4.1 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
March 1, 2011—March 31, 2011	3.2	$32.15	3.2	$4,407.8
April 1, 2011—April 30, 2011	4.6	$34.16	4.6	$4,251.6
May 1, 2011 —May 31, 2011	4.7	$34.55	4.7	$4,087.5

Total	12.5	$33.80	12.5

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2011, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2006 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/06	5/07	5/08	5/09	5/10	5/11
Oracle Corporation	100.00	136.29	160.62	138.12	160.53	245.18
S&P 500 Index	100.00	122.79	114.57	77.26	93.47	109.18
S&P Information Technology Index	100.00	123.03	126.17	89.88	115.48	133.48

Item 6.    Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over the last five fiscal years, we have acquired a number of companies including Sun Microsystems, Inc. in fiscal 2010, BEA Systems, Inc. in fiscal 2008 and Hyperion Solutions Corporation in fiscal 2007, among others. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in revenues, income and earnings per share.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Total revenues	$35,622	$26,820	$23,252	$22,430	$17,996
Operating income	$12,033	$9,062	$8,321	$7,844	$5,974
Net income	$8,547	$6,135	$5,593	$5,521	$4,274
Earnings per share—basic	$1.69	$1.22	$1.10	$1.08	$0.83
Earnings per share—diluted	$1.67	$1.21	$1.09	$1.06	$0.81
Basic weighted average common shares outstanding	5,048	5,014	5,070	5,133	5,170
Diluted weighted average common shares outstanding	5,128	5,073	5,130	5,229	5,269
Cash dividends declared per common share	$0.21	$0.20	$0.05	$—	$—
Consolidated Balance Sheets Data:
Working capital	$24,982	$12,313	$9,432	$8,074	$3,496
Total assets	$73,535	$61,578	$47,416	$47,268	$34,572
Notes payable and other borrowings(1)	$15,922	$14,655	$10,238	$11,236	$7,593

(1)

Our notes payable and other borrowings, which represented the summation of our notes payable, current and other current borrowings and notes payable and other non-current borrowings as reported per our consolidated balance sheets as of the dates listed in the table above, generally increased between fiscal 2007 and 2011 due to the issuances of $1.15 billion of short-term borrowings made pursuant to our revolving credit agreements and $3.25 billion of long-term senior notes in fiscal 2011, $4.5 billion of long-term senior notes in fiscal 2010 and $5.0 billion of long-term senior notes in fiscal 2008. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding our notes payable and other borrowings.

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

Business Overview

We are the world’s largest enterprise software company and a leading provider of computer hardware products and services. We develop, manufacture, market, distribute and service database and middleware software; applications software; and hardware systems, consisting primarily of computer server and storage products. Our products are built on industry standards and are engineered to work together or independently within existing customer information technology (IT), including private and public cloud computing, environments. We offer customers secure, reliable, and scalable integrated software and hardware solutions that are designed to improve business efficiencies and more easily adapt to an organization’s unique needs, at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

We believe our internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. An important element of our continued innovation and product strategy is to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability and security to our customers. Our Oracle Exadata Database Machine and Oracle Exalogic Elastic Cloud products exemplify this strategy and are currently two of our most important products. Both products combine certain of our hardware and software offerings to provide an engineered system that increases computing performance relative to our competitors’ products, creating time savings and operational cost advantages for our customers. In fiscal 2011, 2010 and 2009 we invested $4.5 billion, $3.3 billion and $2.8 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products and services.

We also believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy.

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

Software Business

Our software business, which represented 68%, 77% and 81% of our total revenues in fiscal 2011, 2010 and 2009, respectively, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:    We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period (as provided in our Quarterly Reports on Form 10-Q) provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 26%, 28% and 31% of our total revenues in fiscal 2011, 2010 and 2009, respectively. The proportion of our new software license revenues relative to our total revenues in fiscal 2011 and 2010 was affected by our entry into the hardware systems business as a result of our acquisition of Sun. Our new software license segment’s margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software license segment’s margins have been and will continue to be affected by the amortization of intangible assets associated with companies that we have acquired.

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

Software license updates and product support revenues, which represented 42%, 49% and 50% of our total revenues in fiscal 2011, 2010 and 2009, respectively, is our highest margin business unit. The proportion of our software license updates and product support revenues relative to our total revenues in fiscal 2011 and 2010 was affected by our entry into the hardware systems business as a result of our acquisition of Sun. Support margins during fiscal 2011 were 86% and accounted for 70% of our total margins. Our software license update and product support margins have been affected by fair value adjustments relating to support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $80 million, $86 million and $243 million in fiscal 2011, 2010 and 2009, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

As a result of our acquisition of Sun in January 2010, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 19% and 9% of our total revenues in fiscal 2011 and 2010, respectively, and we expect that it will continue to add a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services or develop new hardware products and services.

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware products either from our facilities or partner facilities. We are continuing to focus on reducing costs by simplifying our manufacturing processes through increased standardization of components across product types, through a reduction of the number of assembly and distribution centers that we rely on and a “build-to-order” manufacturing process in which products are built only after customers have placed firm orders. In addition, we are focusing on identifying hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new hardware systems support contracts sold in connection with the sales of new hardware products.

Hardware Systems Products:    Our hardware systems products consist primarily of computer server and storage product offerings and hardware-related software, including our Oracle Solaris operating system. Our hardware systems component products are designed to be “open,” or to work in customer environments that may include other Oracle or non-Oracle hardware or software components. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as engineered systems, as with Oracle Exadata and Oracle Exalogic Elastic Cloud.

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers are differentiated by their reliability, security, scalability and customer environments that they target (general purpose or specialized systems). Our midsize and large servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Our SPARC servers run the Oracle Solaris operating system and are designed for the most demanding mission critical enterprise environments at any scale.

We also offer a wide range of x86 servers. These x86 servers are primarily based on microprocessor platforms from Intel Corporation and are also compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems.

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, hardware-related software including file systems software, back-up and archive software and storage management software, and networking for mainframe and open systems environments.

The majority of our hardware systems products are sold through indirect channels, including independent distributors and value added resellers. We have enhanced direct sales coverage for our hardware systems products and intend that our direct sales force will sell proportionately more of our hardware systems products in the future than they do currently.

Our hardware systems products revenues, cost of hardware systems products and operating margins that we report are affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our hardware systems products, and our acquisitions and foreign currency fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets associated with our acquisition of Sun and by business combination accounting rules that required us to record acquired inventories from Sun at fair value, which resulted in an unfavorable impact to our expenses and operating margins as we sold these inventories to customers during fiscal 2010.

We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

Hardware Systems Support:    Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris, and can include product repairs, maintenance services, and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. The growth of our hardware systems support revenues is influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by fair value adjustments relating to hardware systems support obligations assumed through, and by the amortization of intangible assets resulting from, our acquisition of Sun. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisition of Sun to their estimated fair values as of the acquisition date by an aggregate of $148 million and $128 million for fiscal 2011 and 2010, respectively. These amounts would have been recorded as hardware systems support revenues by Sun as a standalone entity. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business consists of consulting, Cloud Services and education. As a result of our acquisition of Sun, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods. Our services business, which represented 13%, 14% and 19% of our total revenues in fiscal 2011, 2010 and 2009, respectively, has significantly lower margins than our software business and what we have recently achieved from our hardware business. The proportion of our services revenues relative to our total revenues in fiscal 2011 and 2010 was affected by our entry into the hardware systems business as a result of our acquisition of Sun.

Consulting:    Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products with which they relate and are performed after the customer’s purchase of the products. Our consulting revenues are dependent upon general economic conditions and the level of our product revenues, in particular the new software license sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

Cloud Services:    Our Cloud Services segment, which was formerly named On Demand, includes certain of our Oracle Cloud Services offerings and technology, and Advanced Customer Services. As a result of our acquisition of Sun, we increased the volume and breadth of our Cloud Services offerings. Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provides support services, both onsite and remote, to Oracle customers to enable increased performance and higher availability of their products and services. We believe that our Cloud Services offerings provide our customers with increased business performance, reduced risk, a predictable cost and more flexibility and choice in terms of service in order to maximize the performance of their Oracle software and hardware products and services. While we have grown the base of customers that purchase certain of our Cloud Services through our organic growth and the acquisition of Sun, we continue to focus on managing our expenses to increase our margins and margins as a percentage of our revenues. We have made and plan to continue to make investments in our Cloud Services businesses to support current and future revenue growth, which historically has negatively impacted Cloud Services margins and could do so in the future.

Education:    The purpose of our education services is to further the adoption and usage of our software and hardware products by our customers and to create opportunities to grow our product revenues. Education revenues are impacted by certain of our acquisitions, general economic conditions, personnel reductions in our customers’ information technology departments, tighter controls over discretionary spending and greater use of outsourcing solutions.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Art Technology Group, Inc. (ATG) and Phase Forward Incorporated (Phase Forward) in fiscal 2011 and Sun in fiscal 2010, among others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our recent acquisitions.

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

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software license revenues and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers and storage products, and hardware systems support revenues; and (3) services, which include software and hardware related services including consulting, Cloud Services and education revenues.

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

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

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

Revenue Recognition for Multiple-Element Arrangements—Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

Beginning in fiscal 2010, we have applied the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements to our multiple-element arrangements.

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

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the selling price in multiple-element arrangements, we establish VSOE of selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems support, new software licenses, software license updates and product support, consulting, Cloud Services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts and are included as a part of our services business. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer that the services have been completed. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Our Cloud Services offerings are comprised of Oracle Cloud Services and Advanced Customer Services and are also a part of our services business. Oracle Cloud Services are offered as standalone arrangements or as a part of arrangements to customers buying new software licenses or hardware systems products and services. Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provides support services, both onsite and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from Cloud Services are recognized as services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software license revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables.

In addition, we enter into arrangements with leasing companies for sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all the other revenue recognition criteria have been met.

Our customers include several of our suppliers and occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three- month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues or hardware systems product revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of both software license updates and product support and hardware systems support obligations assumed. The estimated fair values of these support obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the support contracts prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. As a result, we did not recognize software license updates and product support revenues related to support contracts in the amounts of $80 million, $86 million and $243 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2011, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity in the amounts of $148 million and $128 million for fiscal 2011 and 2010, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we intend to focus our efforts on renewing acquired hardware systems support contracts. To the extent software support or hardware systems support contracts are renewed, we will recognize the revenues for the full value of the support contracts over the support periods, the substantial majority of which are one year.

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

In addition, uncertain tax positions’ and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions’ estimated value or tax related valuation allowances, whichever comes first, changes to these uncertain tax positions’ and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2011, did not result in an impairment charge, nor did we record any goodwill impairment in fiscal 2010 or 2009.

We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2011, 2010 or 2009.

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

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the U.S. are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and provide U.S. federal taxes on these amounts. Material changes in our estimates as to how much of our foreign earnings will be distributed to the U.S. or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the United States could materially impact our income tax provision and effective tax rate.

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

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For legal and other contingencies that are not a part of a business combination, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accruals are made. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures upon historical experience, actual forfeitures in the future may differ. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results. Additionally, we also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2011 compared to fiscal 2010 is impacted by our acquisitions, primarily the acquisition of Sun in our third quarter of fiscal 2010 and, to a lesser extent, our acquisitions of ATG during the third quarter of fiscal 2011 and Phase Forward during the first quarter of fiscal 2011.

The comparability of our operating results in fiscal 2010 compared to fiscal 2009 is impacted by our acquisitions, primarily the acquisition of Sun in our third quarter of fiscal 2010.

In our discussion of changes in our results of operations from fiscal 2011 compared to fiscal 2010, and fiscal 2010 compared to fiscal 2009, we quantify the contribution of our acquired products to the growth in new software license revenues, software license updates and product support revenues, hardware systems products revenues (as applicable) and hardware systems support revenues (as applicable) for the one year period subsequent to the acquisition date. We also are able to quantify the total incremental expenses associated with our hardware systems products and hardware systems support operating segments. The incremental contributions of our other acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

•

the quantifications cannot address the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew hardware systems support contracts, the amounts shown as software license updates and product support deferred revenues and hardware systems support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2010, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2011 and May 31, 2010, our financial statements would reflect reported revenues of $1.41 million in fiscal 2011 (using 1.41 as the month-end average exchange rate for the period) and $1.22 million in fiscal 2010 (using 1.22 as the month-end average exchange rate for the period). The constant currency presentation would translate the fiscal 2011 results using the fiscal 2010 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Total Revenues by Geography:
Americas	$18,352	33%	32%	$13,819	16%	15%	$11,900
EMEA(1)	11,497	29%	28%	8,938	12%	13%	7,948
Asia Pacific(2)	5,773	42%	32%	4,063	19%	12%	3,404

Total revenues	35,622	33%	30%	26,820	15%	14%	23,252
Total Operating Expenses	23,589	33%	31%	17,758	19%	18%	14,931

Total Operating Margin	$12,033	33%	29%	$9,062	9%	6%	$8,321

Total Operating Margin %	34%			34%			36%
% Revenues by Geography:
Americas	52%			52%			51%
EMEA	32%			33%			34%
Asia Pacific	16%			15%			15%
Total Revenues by Business:
Software	$24,031	17%	15%	$20,625	9%	8%	$18,877
Hardware Systems	6,944	203%	195%	2,290	*	*	—
Services	4,647	19%	17%	3,905	-11%	-12%	4,375

Total revenues	$35,622	33%	30%	$26,820	15%	14%	$23,252

% Revenues by Business:
Software	68%			77%			81%
Hardware Systems	19%			9%			0%
Services	13%			14%			19%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

*	Not meaningful

Fiscal 2011 Compared to Fiscal 2010:    Our total revenues increased in fiscal 2011 due to $4.7 billion of incremental revenue contribution from our hardware systems business and significant increases in our software and services businesses’ revenues. Our total revenues growth across all of our businesses in fiscal 2011 was favorably affected by a full year of revenue contributions from Sun as compared to our fiscal 2010 operating results, for which Sun’s revenue contributions were limited to only a portion of the fiscal 2010 period. In addition, our software business revenues increased as a result of the growth in our new software license revenues and our software license updates and product support revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 29% and APAC contributed 16% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, the increase in total operating expenses in fiscal 2011 was due to a full year of expense contributions from Sun to our fiscal 2011 operating results, including increased expenses pertaining to hardware systems products sold and related hardware systems support offerings, additional employee related expenses, and an increase in intangible asset amortization. These increases were partially offset by a reduction in restructuring expenses relating to our Sun Restructuring Plan and certain other Oracle-based restructuring plans, and were also favorably affected by a $120 million benefit related to the recovery of legal costs, and certain other insurance recoveries in fiscal 2011.

On a constant currency basis, our operating margin increased during fiscal 2011 due to our total revenues growth. Our operating margin as a percentage of revenues remained flat in fiscal 2011 as our revenues and expenses grew at approximately the same rates.

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, total revenues increased in fiscal 2010 due to an estimated $2.8 billion revenue contribution from Sun, primarily in our hardware systems business, and an increase in our total software revenues resulting from growth in our new software licenses revenues and our software license updates and product support revenues. These increases were partially offset by a constant currency decrease in our total services revenues that we believe was caused by weaker demand for IT services due to the deterioration in global economic conditions. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 32% and APAC contributed 13% to our total revenues growth in fiscal 2010.

Excluding the unfavorable effect of currency rate fluctuations, the increase in total operating expenses in fiscal 2010 was due to additional operating expenses incurred as a result of our acquisition of Sun and were of a similar nature as those noted in the fiscal 2011 compared to fiscal 2010 discussion above. In addition, we also incurred increased restructuring expenses resulting from our Sun Restructuring Plan and legacy Oracle-based restructuring plans. These increases were partially offset by expense reductions in our legacy Oracle-based operations including expense reductions in our services business, reductions in bad debt expenses due to improved collections and reductions to travel expenses due to cost management initiatives.

On a constant currency basis, our operating margin increased during fiscal 2010 due to higher revenues from our software business, partially offset by post-combination operating losses from Sun that related to amortization of intangible assets, acquisition related and other expenses and restructuring expenses. Our operating margin as a percentage of revenues declined in fiscal 2010 due to the aforementioned post-combination expense contributions from Sun.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions as well as certain other significant expense items:

	Year Ended May 31,
(in millions)	2011	2010	2009
Software license updates and product support deferred revenues(1)	$80	$86	$243
Hardware systems support deferred revenues(1)	148	128	—
Hardware systems products expenses(2)	—	29	—
Amortization of intangible assets(3)	2,428	1,973	1,713
Acquisition related and other(4)(6)	208	154	117
Restructuring(5)	487	622	117
Stock-based compensation(6)	500	421	340
Income tax effects(7)	(1,003)	(1,054)	(730)

	$2,848	$2,359	$1,800

(1)

In connection with purchase price allocations related to our acquisitions, we have estimated the fair values of the software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $80 million, $86 million and $243 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity in the amounts of $148 million and $128 million for fiscal 2011 and 2010, respectively.

Approximately $29 million, $9 million and $2 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during fiscal 2012, 2013 and 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. In addition, approximately $30 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during fiscal 2012 and 2013, respectively, that would have otherwise been recognized by Sun as an independent entity. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in the post-combination period. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The $29 million included in the hardware systems products expenses line in the table above is intended to adjust these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as an independent entity upon the sale of these inventories. If we acquire inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

(3)

Represents the amortization of intangible assets acquired in connection with our acquisitions. As of May 31, 2011, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2012	$2,275
Fiscal 2013	1,902
Fiscal 2014	1,554
Fiscal 2015	1,155
Fiscal 2016	657
Thereafter	267

Total intangible assets subject to amortization	7,810
In-process research and development	50

Total intangible assets, net	$7,860

(4)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net.

(5)

Substantially all restructuring expenses during fiscal 2011 relate to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan. Restructuring expenses during fiscal 2010 primarily relate to costs incurred pursuant to our Fiscal 2009 Oracle Restructuring Plan and Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Stock-based compensation is included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2011	2010	2009
Sales and marketing	$87	$81	$67
Software license updates and product support	14	17	13
Hardware systems products	2	3	—
Hardware systems support	5	2	—
Services	16	14	12
Research and development	231	172	155
General and administrative	145	132	93

Subtotal	500	421	340
Acquisition related and other	10	15	15

Total stock-based compensation	$510	$436	$355

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those options and restricted stock-based awards.

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 25.3% for fiscal 2011 instead of 25.1%, which represented our effective tax rate as derived per our consolidated statement of operations, primarily due to differences in jurisdictional tax rates, the related tax benefits attributable to our restructuring expenses and the income tax effects related to our acquired tax exposures. Income tax effects were calculated reflecting an effective tax rate of 27.1% for fiscal 2010 instead of 25.6%, which represented our effective tax rate as derived per our consolidated statement of operations, due to similar reasons as those noted for the fiscal 2011 differences. Income tax effects were calculated reflecting an effective tax rate of 28.7% for fiscal 2009 instead of 28.6%, which represented our effective tax rate as derived per our consolidated statement of operations, due to the exclusion of the tax effect of an adjustment to our non-current deferred tax liability associated with acquired intangible assets.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
New Software License Revenues:
Americas	$4,662	26%	24%	$3,704	15%	14%	$3,216
EMEA	2,861	16%	13%	2,463	-5%	-4%	2,589
Asia Pacific	1,712	25%	16%	1,366	4%	-3%	1,318

Total revenues	9,235	23%	19%	7,533	6%	4%	7,123
Expenses:
Sales and marketing(1)	5,455	17%	16%	4,654	2%	1%	4,571
Stock-based compensation	84	5%	5%	79	17%	17%	67
Amortization of intangible assets(2)	811	0%	0%	816	0%	0%	819

Total expenses	6,350	14%	13%	5,549	2%	1%	5,457

Total Margin	$2,885	45%	37%	$1,984	19%	15%	$1,666

Total Margin %	31%			26%			23%
% Revenues by Geography:
Americas	50%			49%			45%
EMEA	31%			33%			36%
Asia Pacific	19%			18%			19%
Revenues by Product:
Database and middleware	$6,626	23%	19%	$5,406	6%	4%	$5,123
Applications	2,609	23%	20%	2,127	6%	5%	2,000

Total new software license revenues	$9,235	23%	19%	$7,533	6%	4%	$7,123

% Revenues by Product:
Database and middleware	72%			72%			72%
Applications	28%			28%			28%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2011 Compared to Fiscal 2010:    Excluding the effect of favorable foreign currency rate fluctuations of 4 percentage points, total new software license revenues increased by 19% in fiscal 2011 due to growth across all major regions and product types and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 63%, EMEA contributed 21% and Asia Pacific contributed 16% to our new software license revenues growth during fiscal 2011.

In constant currency, database and middleware revenues and applications revenues increased by 19% and 20%, respectively, in fiscal 2011 primarily due to growth resulting from improved customer demand, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, Sun contributed $398 million in growth to our database and middleware revenues through the third quarter of fiscal 2011 (the one year anniversary of our acquisition) and our other recent acquisitions contributed $40 million during fiscal 2011. In reported currency, our recent acquisitions contributed $191 million to the growth in our applications revenues during fiscal 2011.

In reported currency, new software license revenues earned from transactions over $0.5 million increased by 36% in fiscal 2011 and represented 54% of our new software license revenues in fiscal 2011 in comparison to 49% in fiscal 2010.

Excluding the effect of unfavorable foreign currency rate fluctuations, total software sales and marketing expenses increased in fiscal 2011 primarily due to higher employee related and other operating expenses resulting from a full year of expense contributions from Sun to our fiscal 2011 operating results and higher variable compensation expenses resulting from higher revenues.

Excluding the effect of favorable foreign currency rate fluctuations, new software license margin and margin as a percentage of revenues increased as our revenues increased at a faster rate than our expenses.

Fiscal 2010 Compared to Fiscal 2009:    Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total new software license revenues increased by 4% in fiscal 2010 due to growth in the Americas region and incremental revenues from our acquisitions.

In constant currency, database and middleware revenues and applications revenues increased by 4% and 5% in fiscal 2010, respectively, primarily due to growth in the second half of fiscal 2010 resulting from improved customer demand, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, our acquisition of Sun contributed $188 million, and other recent acquisitions contributed $99 million to the growth in our database and middleware revenues during fiscal 2010. Our recent acquisitions contributed $39 million to our fiscal 2010 applications revenues growth.

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

	Year Ended May 31,
	2011	Percent Change		2010	Percent Change		2009
(Dollars in millions)		Actual	Constant		Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$7,963	12%	11%	$7,100	10%	9%	$6,462
EMEA	4,802	12%	13%	4,304	12%	12%	3,850
Asia Pacific	2,031	20%	12%	1,688	17%	9%	1,442

Total revenues	14,796	13%	12%	13,092	11%	10%	11,754
Expenses:
Software license updates and product support(1)	1,250	20%	18%	1,046	-3%	-4%	1,075
Stock-based compensation	14	-20%	-20%	17	29%	29%	13
Amortization of intangible assets(2)	827	-1%	-1%	839	0%	0%	841

Total expenses	2,091	10%	9%	1,902	-1%	-2%	1,929

Total Margin	$12,705	14%	12%	$11,190	14%	12%	$9,825

Total Margin %	86%			85%			84%
% Revenues by Geography:
Americas	54%			54%			55%
EMEA	32%			33%			33%
Asia Pacific	14%			13%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2011 Compared to Fiscal 2010:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2011 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 54%, EMEA contributed 33% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in fiscal 2011 included incremental revenues of $240 million from Sun through the third quarter of fiscal 2011 (the one year anniversary of our acquisition) and $80 million from our other recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $80 million, $86 million and $243 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2011, 2010 and 2009, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

On a constant currency basis, total software license updates and product support expenses increased due to an increase in salaries, variable compensation and benefits expenses that were primarily related to a full year’s contribution from Sun and certain other headcount increases and, to a lesser extent, an increase in bad debt expenses resulting from higher revenues.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses, primarily as a result of a slight decline in amortization of intangible assets.

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, software license updates and product support revenues increased in fiscal 2010 for similar reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 39% and Asia Pacific contributed 12% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in fiscal 2010 included incremental revenues of $88 million from Sun and $56 million from our other recently acquired companies. As described above, the amounts of software license updates and product support revenues that we recognized in fiscal 2010 and fiscal 2009 were affected by business combination accounting rules.

On a constant currency basis, total software license updates and product support expenses decreased due to reductions in our bad debt expenses during fiscal 2010 and were partially offset by an increase in salary and benefits expenses from increased headcount, including headcount assumed from Sun.

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

	Year Ended May 31,
	2011	Percent Change		2010	Percent Change		2009
(Dollars in millions)		Actual	Constant		Actual	Constant
Hardware Systems Products Revenues:
Americas	$2,248	201%	199%	$747	*	*	$—
EMEA	1,337	176%	165%	485	*	*	—
Asia Pacific	797	191%	173%	274	*	*	—

Total revenues	4,382	191%	184%	1,506	*	*	—
Expenses:
Hardware systems products(1)	2,055	134%	126%	877	*	*	—
Sales and marketing(1)	1,037	203%	194%	342	*	*	—
Stock-based compensation	5	4%	4%	5	*	*	—
Amortization of intangible assets(2)	426	164%	164%	162	*	*	—

Total expenses	3,523	154%	146%	1,386	*	*	—

Total Margin	$859	634%	732%	$120	*	*	$—

Total Margin %	20%			8%			*
% Revenues by Geography:
Americas	51%			50%			*
EMEA	31%			32%			*
Asia Pacific	18%			18%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Fiscal 2011 Compared to Fiscal 2010:    The increases in hardware systems products revenues, expenses and total margin for fiscal 2011 were primarily attributable to the impact of Sun’s contributions to our operating results for the full fiscal 2011 period as compared to fiscal 2010, which included Sun’s contribution to our operating results for only a portion of the period. In fiscal 2010, our hardware systems products expenses and total margin were unfavorably impacted by $29 million of fair value adjustments made pursuant to business combination accounting rules for inventories we assumed from Sun and sold to customers in the post-combination period. Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our hardware systems and can include product repairs, maintenance services, and technical support services. Expenses associated with our hardware systems support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets associated with hardware systems support contracts and customer relationships obtained from the Sun acquisition.

	Year Ended May 31,
	2011	Percent Change		2010	Percent Change		2009
(Dollars in millions)		Actual	Constant		Actual	Constant
Hardware Systems Support Revenues:
Americas	$1,103	267%	263%	$301	*	*	$—
EMEA	1,004	195%	186%	340	*	*	—
Asia Pacific	455	217%	196%	143	*	*	—

Total revenues	2,562	227%	218%	784	*	*	—
Expenses:
Hardware systems support(1)	1,254	198%	189%	421	*	*	—
Stock-based compensation	5	124%	124%	2	*	*	—
Amortization of intangible assets(2)	298	202%	202%	98	*	*	—

Total expenses	1,557	199%	191%	521	*	*	—

Total Margin	$1,005	283%	274%	$263	*	*	$—

Total Margin %	39%			34%			*
% Revenues by Geography:
Americas	43%			38%			*
EMEA	39%			43%			*
Asia Pacific	18%			19%			*

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Fiscal 2011 Compared to Fiscal 2010:    The increases in hardware systems support revenues and expenses in fiscal 2011 were primarily attributable to the impact of Sun’s contributions to our operating results for the full fiscal 2011 period as compared to fiscal 2010. As a result of our acquisition of Sun, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition date. Due to our application of business combination accounting rules, hardware systems support revenues related to support contracts in the amounts of $148 million and $128 million that would have been otherwise recorded by Sun as an independent entity were not recognized in fiscal 2011 and fiscal 2010, respectively. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

Services

Services consist of consulting, Cloud Services and education.

Consulting:    Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. The cost of providing consulting services consists primarily of personnel related expenditures.

	Year Ended May 31,
	2011	Percent Change		2010	Percent Change		2009
(Dollars in millions)		Actual	Constant		Actual	Constant
Consulting Revenues:
Americas	$1,552	12%	11%	$1,390	-15%	-16%	$1,639
EMEA	860	-9%	-9%	943	-18%	-18%	1,152
Asia Pacific	502	30%	21%	387	-15%	-20%	456

Total revenues	2,914	7%	6%	2,720	-16%	-17%	3,247
Expenses:
Services(1)	2,439	0%	0%	2,431	-13%	-14%	2,781
Stock-based compensation	7	12%	12%	7	1%	1%	6
Amortization of intangible assets(2)	39	0%	0%	38	-5%	-5%	40

Total expenses	2,485	0%	0%	2,476	-12%	-13%	2,827

Total Margin	$429	77%	68%	$244	-42%	-44%	$420

Total Margin %	15%			9%			13%
% Revenues by Geography:
Americas	53%			51%			51%
EMEA	30%			35%			35%
Asia Pacific	17%			14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2011 Compared to Fiscal 2010:    Excluding the effect of currency rate fluctuations, the increase in our consulting revenues in fiscal 2011 was due to revenue increases in the Americas and Asia Pacific regions and revenue contributions from our recently acquired companies, which were partially offset by a reduction in consulting revenues in the EMEA region.

On a constant currency basis, our expenses remained relatively flat in fiscal 2011 as a reduction in salary and related expenses from reduced headcount was offset primarily by increases in external contractor expenses and variable compensation.

Excluding the effect of currency rate fluctuations, total margin and total margin as a percentage of revenues increased during fiscal 2011 as our total revenues increased while our expenses remained relatively flat.

Fiscal 2010 Compared to Fiscal 2009:    Excluding the effect of currency rate fluctuations, we believe the decline in our consulting revenues in fiscal 2010 was generally due to weaker demand resulting from reduced IT spending on services by our customers as a result of the deterioration of global economic conditions.

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

Cloud Services:    Cloud Services, which was formerly named On Demand, includes certain of our Oracle Cloud Services and our Advanced Customer Services offerings. As a result of our acquisition of Sun, we increased the volume and breadth of our Cloud Services offerings. Oracle Cloud Services’ managed services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced

Customer Services provides support services, both on-site and remote, to customers to enable increased performance and higher availability of their products and services. The cost of providing our Cloud Services offerings consists primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs.

	Year Ended May 31,
	2011	Percent Change		2010	Percent Change		2009
(Dollars in millions)		Actual	Constant		Actual	Constant
Cloud Services Revenues:
Americas	$676	52%	50%	$445	3%	2%	$432
EMEA	511	73%	72%	295	28%	30%	230
Asia Pacific	191	43%	32%	134	15%	8%	117

Total revenues	1,378	58%	54%	874	12%	11%	779
Expenses:
Services(1)	1,082	56%	52%	696	12%	11%	621
Stock-based compensation	7	24%	24%	5	22%	22%	4
Amortization of intangible assets(2)	27	36%	36%	20	44%	44%	13

Total expenses	1,116	55%	52%	721	13%	11%	638

Total Margin	$262	71%	66%	$153	9%	8%	$141

Total Margin %	19%			18%			18%
% Revenues by Geography:
Americas	49%			51%			55%
EMEA	37%			34%			30%
Asia Pacific	14%			15%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2011 Compared to Fiscal 2010:    Excluding the effect of currency rate fluctuations, the increase in our Cloud Services revenues in fiscal 2011 was primarily due to the full fiscal year impact of revenue contributions from our acquisition of Sun and, to a lesser extent, increased revenues from our legacy Advanced Customer Services and legacy Oracle Cloud Services offerings. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 42% and Asia Pacific contributed 9% to the increase in our Cloud Services revenues.

On a constant currency basis, Cloud Services expenses increased primarily due to additional employee related expenses associated with a full fiscal year of expense contributions from Sun and higher third party contractor expenses that supported the increase in our revenues.

On a constant currency basis, both Cloud Services margin and margin as a percentage of revenues increased during fiscal 2011 as our total revenues increased at a faster rate than our total expenses.

Fiscal 2010 Compared to Fiscal 2009:    Excluding the effect of currency rate fluctuations, the increase in our Cloud Services revenues was primarily due to revenue contributions from Sun and increased revenues from our legacy Advanced Customer Services offerings. These increases were partially offset by modestly lower revenues in our legacy Oracle Cloud Services business. Excluding the effect of currency rate fluctuations, the Americas contributed 11%, EMEA contributed 78% and Asia Pacific contributed 11% to the increase in our Cloud Services revenues.

On a constant currency basis, Cloud Services expenses increased primarily due to Sun and were partially offset by lower expenses from our legacy Cloud Services operations, primarily reduced employee related expenses.

On a constant currency basis, Cloud Services margin increased primarily due to expense reductions in our legacy Cloud Services operations, while margin as a percentage of revenues was flat.

Education:    Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. Education expenses primarily consist of personnel related expenditures, facilities and external contractor costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Education Revenues:
Americas	$148	11%	10%	$132	-12%	-13%	$151
EMEA	122	13%	14%	108	-15%	-14%	127
Asia Pacific	85	20%	12%	71	0%	-6%	71

Total revenues	355	14%	12%	311	-11%	-12%	349
Expenses:
Services(1)	281	9%	8%	257	-12%	-13%	292
Stock-based compensation	2	13%	13%	2	1%	1%	2

Total expenses	283	9%	8%	259	-12%	-13%	294

Total Margin	$72	37%	33%	$52	-4%	-7%	$55

Total Margin %	20%			17%			16%
% Revenues by Geography:
Americas	42%			42%			43%
EMEA	34%			35%			37%
Asia Pacific	24%			23%			20%

(1)	Excluding stock-based compensation

Fiscal 2011 Compared to Fiscal 2010:    On a constant currency basis, the increases in education revenues, expenses and total margin in fiscal 2011 were primarily attributable to the full fiscal year impact of Sun’s contributions to our operating results. Excluding the effect of currency rate fluctuations, the Americas contributed 38%, EMEA contributed 38% and Asia Pacific contributed 24% to the increase in our education revenues during fiscal 2011. On a constant currency basis, education margin and margin as a percentage of revenues increased during fiscal 2011 as a result of our total revenues increasing at a faster rate than our total expenses.

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, education revenues decreased in fiscal 2010 as we experienced weaker demand for our educational services that we believe was the result of reduced IT spending on services by our customers due to weaker global economic conditions, partially offset by additional revenues from our acquisition of Sun. On a constant currency basis, education expenses decreased in fiscal 2010 as we reduced our legacy Oracle-based employee related and external contractor expenses. These expense decreases were partially offset by additional expenses, primarily employee related, from our acquisition of Sun. On a constant currency basis, education margin decreased due to our revenue decrease, while margin as a percentage of revenues increased due to expense reductions.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Research and development(1)	$4,288	39%	38%	$3,082	18%	17%	$2,612
Stock-based compensation	231	35%	35%	172	11%	11%	155

Total expenses	$4,519	39%	38%	$3,254	18%	17%	$2,767

% of Total Revenues	13%			12%			12%

(1)	Excluding stock-based compensation

Fiscal 2011 Compared to Fiscal 2010:    On a constant currency basis, total research and development expenses increased during fiscal 2011 primarily due to the impact of Sun’s contributions to our expenses for the full fiscal year, including additional employee related expenses such as salaries, variable compensation, benefits and stock-based compensation from increased headcount and, to a lesser extent, increased expenses related to facilities, and other infrastructure costs.

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, total research and development expenses increased during fiscal 2010 primarily due to an increase in employee related expenses similar to those noted above as a result of our acquisition of Sun. In addition, our expenses in fiscal 2010 were also impacted by higher benefits expenses due to an increase in deferred compensation plan obligations and were partially offset by lower external contractor expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
General and administrative(1)	$825	6%	4%	$779	13%	13%	$692
Stock-based compensation	145	10%	10%	132	41%	41%	93

Total expenses	$970	6%	5%	$911	16%	16%	$785

% of Total Revenues	3%			3%			3%

(1)	Excluding stock-based compensation

Fiscal 2011 Compared to Fiscal 2010:    On a constant currency basis, total general and administrative expenses increased during fiscal 2011 due to the impact of Sun’s contributions to our expenses for the full fiscal year, primarily additional employee related expenses, which were partially offset by a $120 million benefit related to the recovery of legal costs, and certain other insurance recoveries.

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, total general and administrative expenses increased during fiscal 2010 due to additional employee related and professional services expenses resulting from our acquisition of Sun, and higher stock-based compensation expenses primarily resulting from higher fair values of our legacy stock options that were recognized as expense in fiscal 2010.

Amortization of Intangible Assets:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Software support agreements and related relationships	$570	-1%	-1%	$574	5%	5%	$549
Hardware systems support agreements and related relationships	118	300%	300%	29	*	*	—
Developed technology	992	22%	22%	811	12%	12%	722
Core technology	308	11%	11%	277	9%	9%	255
Customer relationships	372	59%	59%	234	56%	56%	150
Trademarks	68	41%	41%	48	30%	30%	37

Total amortization of intangible assets	$2,428	23%	23%	$1,973	15%	15%	$1,713

*	Not meaningful

Amortization of intangible assets increased in fiscal 2011 in comparison to fiscal 2010 primarily due to the full fiscal year’s impact from the amortization of acquired intangible assets from Sun and, to a lesser extent, additional amortization from intangible assets that we acquired since the beginning of fiscal 2010. These increases were partially offset by a reduction in amortization associated with certain of our intangible assets that became fully amortized in fiscal 2011. Amortization of intangible assets increased in fiscal 2010 in comparison to fiscal 2009 due to additional amortization from acquired intangible assets that we acquired since the beginning of fiscal 2009, including from our acquisition of Sun. See Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments after the measurement periods or purchase price allocation periods have ended, and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards. As a result of our adoption of the FASB’s revised accounting standard for business combinations as of the beginning of fiscal 2010, certain acquisition related and other expenses were recorded as expenses in our fiscal 2011 and 2010 statements of operations that had been historically included as a part of the consideration transferred and capitalized as a part of our accounting for acquisitions pursuant to previous accounting rules, primarily direct transaction costs such as professional services fees.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Transitional and other employee related costs	$129	94%	86%	$66	46%	54%	$45
Stock-based compensation	10	-37%	-37%	15	-1%	-1%	15
Professional fees and other, net	66	-2%	-4%	68	99%	96%	35
Business combination adjustments, net	3	-28%	-78%	5	-79%	-76%	22

Total acquisition related and other expenses	$208	35%	27%	$154	32%	36%	$117

Fiscal 2011 Compared to Fiscal 2010:    On a constant currency basis, acquisition related and other expenses increased primarily due to the full fiscal year impact of Sun’s expense contributions, including higher transitional employee related expenses.

Fiscal 2010 Compared to Fiscal 2009:    On a constant currency basis, acquisition related and other expenses increased in fiscal 2010 primarily due to higher employee related and professional services expenses resulting from our acquisition of Sun.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. Beginning in fiscal 2010, our adoption of the FASB’s revised accounting standard for business combinations required that, in connection with any prospective acquisition, we record involuntary employee termination and other exit costs associated with such acquisition to restructuring expenses in our consolidated financial statements. For additional information regarding our Oracle-based and acquired company restructuring plans, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Restructuring expenses	$487	-22%	-23%	$622	432%	423%	$117

Fiscal 2011 Compared to Fiscal 2010:    Restructuring expenses in fiscal 2011 primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. To a lesser extent, we also incurred expenses associated with other Oracle-based plans, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. We incurred restructuring expenses of $439 million in connection with the Sun Restructuring Plan in fiscal 2011. The total estimated remaining restructuring costs associated with the Sun Restructuring Plan are approximately $250 million, and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are incurred. Our estimated costs may be subject to change in future periods. Restructuring expenses in fiscal 2010 were as noted below.

Fiscal 2010 Compared to Fiscal 2009:    During fiscal 2010, we recorded restructuring expenses primarily in connection with our Sun Restructuring Plan and our Fiscal 2009 Oracle Restructuring Plan (2009 Plan). During fiscal 2009, we primarily incurred restructuring expenses associated with the 2009 Plan.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Interest expense	$808	7%	7%	$754	20%	20%	$630

Fiscal 2011 Compared to Fiscal 2010:    Interest expense increased in fiscal 2011 due to higher average borrowings resulting primarily from our issuance of $3.25 billion of senior notes in July 2010 (see additional discussion in Liquidity and Capital Resources below and Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report). This interest expense increase was partially offset by a reduction in interest expense associated with the maturities and repayments of $2.25 billion of senior notes, which matured in January 2011, and $1.0 billion of floating rate senior notes and related variable to fixed interest rate swap agreements in May 2010.

Fiscal 2010 Compared to Fiscal 2009:    Interest expense increased in fiscal 2010 due to higher average borrowings resulting from our issuance of $4.5 billion of senior notes in July 2009 and, to a lesser extent, our issuance of $2.8 billion of commercial paper notes in fiscal 2010 of which $881 million was outstanding as of May 31, 2010. These increases were partially offset by a reduction in interest expense associated with the maturities and repayments of $1.0 billion of floating rate senior notes and related variable to fixed interest rate swap agreements in both May 2009 and May 2010.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Interest income	$163	34%	32%	$122	-56%	-57%	$279
Foreign currency gains (losses), net	11	108%	112%	(148)	-170%	-170%	(55)
Noncontrolling interests in income	(97)	-2%	-1%	(95)	-12%	-11%	(84)
Other income, net	109	92%	89%	56	1,192%	1,055%	3

Total non-operating income (expense), net	$186	388%	372%	$(65)	-145%	-144%	$143

Fiscal 2011 Compared to Fiscal 2010:    We recorded non-operating income, net during fiscal 2011 in comparison to non-operating expense, net in fiscal 2010 primarily due to net foreign currency transaction losses incurred in fiscal 2010, which included a foreign currency remeasurement loss of $81 million resulting from the designation of our Venezuelan subsidiary as “highly inflationary” in accordance with the FASB’s ASC 830, Foreign Currency Matters, and the subsequent devaluation of the Venezuelan currency by the Venezuelan government. In addition, our interest income increased in fiscal 2011 due to larger average cash, cash equivalents and marketable securities balances and other income, net increased in fiscal 2011 as a result of gains recognized on the sale of certain equity investments.

Fiscal 2010 Compared to Fiscal 2009:    We incurred non-operating expenses, net in fiscal 2010 in comparison to non-operating income, net in fiscal 2009 primarily due to net foreign currency losses relating to our Venezuelan subsidiary’s operations in fiscal 2010 as described above. Additionally, interest income decreased in fiscal 2010 due to a general decline in market interest rates that resulted in lower yields earned on our cash, cash equivalents and marketable securities balances. Both of the aforementioned items contributed to the change in fiscal 2010 but were partially offset by gains due to favorable changes in the values of our marketable securities that we classify as trading that were held to support our deferred compensation plan obligations.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	Actual	Constant	2009
Provision for income taxes	$2,864	36%	32%	$2,108	-6%	-9%	$2,241
Effective tax rate	25.1%			25.6%			28.6%

Fiscal 2011 Compared to Fiscal 2010:    Provision for income taxes increased during fiscal 2011 due substantially to higher income before provision for income taxes and a reduction in the impact of favorable judicial decisions and settlements with worldwide taxing authorities.

Fiscal 2010 Compared to Fiscal 2009:    Provision for income taxes decreased during fiscal 2010 primarily due to recent judicial decisions, including the March 2010 U.S. Court of Appeals Ninth Circuit ruling in Xilinx v. Commissioner, and settlements with various worldwide taxing authorities. These decreases were partially offset by higher income before provision for income taxes and by a lower proportion of our worldwide taxable income being earned in lower tax rate jurisdictions.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2011	Change	2010	Change	2009
Working capital	$24,982	103%	$12,313	31%	$9,432
Cash, cash equivalents and marketable securities	$28,848	56%	$18,469	46%	$12,624

Working capital:    The increase in working capital as of May 31, 2011 in comparison to May 31, 2010 was primarily due to the favorable impact to our net current assets resulting from our net income during fiscal 2011 and our issuance of $3.25 billion of long-term senior notes in July 2010. These increases were partially offset by cash used for our acquisitions, repurchases of our common stock and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

The increase in working capital as of May 31, 2010 in comparison to May 31, 2009 was primarily due to the favorable impact to our net current assets resulting from our net income during fiscal 2010 and our issuance of $4.5 billion of long-term senior notes in July 2009. These increases were partially offset by $5.6 billion of net cash used for our acquisition of Sun and other companies, the reclassification of $2.2 billion of our senior notes that were due and repaid in January 2011 as a current liability, $700 million of cash used to repay Sun’s legacy convertible notes shortly after the closing of the acquisition, repurchases of our common stock and cash used to pay dividends to our stockholders.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2011 in comparison to May 31, 2010 was primarily due to cash generated from our operating activities, our issuance of $3.25 billion of senior notes in July 2010 and $1.15 billion of short-term borrowings made pursuant to certain of our revolving credit agreements. Cash, cash equivalents and marketable securities included $20.4 billion held by our foreign subsidiaries as of May 31, 2011, $16.1 billion of which we consider indefinitely reinvested earnings outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these undistributed earnings would be approximately $4.6 billion. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar generally weakened against certain major international currencies during fiscal 2011, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of May 31, 2011 relative to what we would have reported using constant currency rates as of May 31, 2010. The aforementioned increases in our cash, cash equivalents and marketable securities balances were partially offset by the repayment of $2.25 billion of our senior notes which matured in January 2011, the repayment of $881 million of commercial paper notes, the usage of $1.9 billion of net cash for acquisitions, repurchases of our common stock, and the payments of cash dividends to our stockholders.

The increase in cash, cash equivalents and marketable securities at May 31, 2010 in comparison to May 31, 2009 was primarily due to cash generated from our operating activities and our issuance of $4.5 billion of senior notes in July 2009. The increase was partially offset by a decrease in our reported cash, cash equivalents and marketable securities balances caused by the strengthening of the U.S. Dollar in comparison to certain major international currencies during fiscal 2010. Additionally, the increase in our cash, cash equivalents and marketable securities balances was partially offset by $5.6 billion of net cash used for our acquisition of Sun and other companies, the repayment of $700 million of Sun’s legacy convertible notes, repurchases of our common stock, and the payment of cash dividends to our stockholders.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the most recently completed fiscal quarter, modestly increased to 55 days at May 31, 2011 in comparison to 53 days at May 31, 2010. The days sales outstanding calculation excludes the adjustment that reduces our acquired software license updates and product support obligations and hardware systems support obligations to fair value.

	Year Ended May 31,
(Dollars in millions)	2011	Change	2010	Change	2009
Cash provided by operating activities	$11,214	29%	$8,681	5%	$8,255
Cash used for investing activities	$(6,081)	-41%	$(10,319)	297%	$(2,599)
Cash provided by (used for) financing activities	$516	-81%	$2,664	-160%	$(4,422)

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

Net cash provided by operating activities increased in fiscal 2011 and 2010 primarily due to higher net income adjusted for amortization of intangible assets, stock-based compensation and depreciation in each of these periods. These increases in fiscal 2011 and 2010 were partially offset by certain unfavorable changes in working capital, primarily increases in net trade receivables resulting from increases in revenues during our fiscal fourth quarters of fiscal 2011 and 2010, respectively, in comparison to the prior fiscal years.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Fiscal 2011 Compared to Fiscal 2010:    Net cash used for investing activities decreased in fiscal 2011 due to a decrease in cash used for acquisitions, net of cash acquired (refer to Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our acquisitions) and a decrease in cash used to purchase marketable securities (net of proceeds received from sales and maturities), partially offset by an increase in net capital expenditures.

Fiscal 2010 Compared to Fiscal 2009:    Net cash used for investing activities increased in fiscal 2010 due to an increase in cash used for acquisitions, primarily our acquisition of Sun, and an increase in cash used to purchase marketable debt securities (net of proceeds received from sales and maturities).

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Fiscal 2011 Compared to Fiscal 2010:    Net cash provided by financing activities in fiscal 2011 decreased due to a reduction in the amount of debt that we issued in fiscal 2011 ($1.15 billion borrowed pursuant to our revolving credit facilities and $3.25 billion of long-term senior notes issued) in comparison to fiscal 2010 ($4.5 billion of long-term senior notes and $2.8 billion of commercial paper notes issued). This unfavorable impact to our financing cash flows was partially offset by a cash favorable reduction in debt repayments during fiscal 2011 (repayments of $2.25 billion of senior notes in January 2011 and $881 million of commercial paper notes) in comparison to fiscal 2010 (repayments of $1.9 billion of commercial paper notes, $1.0 billion of floating rate senior notes and $700 million of Sun’s legacy convertible notes) and an increase in proceeds from stock option exercises during fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009:    Net cash provided by financing activities in fiscal 2010 increased compared to cash used by financing activities in fiscal 2009 due to our issuance of $4.5 billion of senior notes, our issuances of $2.8 billion of commercial paper notes, net of repayments, and a significant reduction in our common stock repurchases. These fiscal 2010 increases in cash flows from financing activities were partially offset by additional cash used for fiscal 2010 dividend payments and the fiscal 2010 repayment of $700 million of Sun’s legacy convertible notes.

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

	Year Ended May 31,
(Dollars in millions)	2011	Change	2010	Change	2009
Cash provided by operating activities	$11,214	29%	$8,681	5%	$8,255
Capital expenditures(1)	(450)	96%	(230)	-57%	(529)

Free cash flow	$10,764	27%	$8,451	9%	$7,726

Net income	$8,547	39%	$6,135	10%	$5,593

Free cash flow as a percent of net income	126%		138%		138%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $1.5 billion, $1.2 billion and $1.4 billion or approximately 16%, 16% and 19%, respectively, of our new software license revenues in fiscal 2011, 2010 and 2009, respectively, and $117 million, or approximately 3%, of our hardware systems products revenues in fiscal 2011.

Recent Financing Activities

Revolving Credit Agreements:    On May 27, 2011, we entered into two revolving credit agreements with BNP Paribas, as initial lender and administrative agent; and BNP Paribas Securities Corp., as sole lead arranger and sole bookrunner (the 2011 Credit Agreements) to borrow $1.15 billion pursuant to these agreements. The 2011 Credit Agreements provided us with short-term borrowings for working capital and other general corporate purposes. Interest for the 2011 Credit Agreements is based on either (x) a “base rate” calculated as the highest of (i) BNP Paribas’s prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) the LIBOR for deposits in U.S. dollars plus 1%, or (y) LIBOR for deposits made in U.S. dollars plus 0.25%, depending on the type of borrowings made by us. Any amounts borrowed pursuant to the 2011 Credit Agreements are due no later than June 30, 2011, which is the termination date of the 2011 Credit Agreements. Additional details regarding the 2011 Credit Agreements are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

On March 14, 2011, our $3.0 billion, five-year Revolving Credit Agreement dated March 15, 2006, among Oracle; the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, Bank of America N.A. as syndication agent; the documentation agents named therein, and Wells Fargo Securities, LLC, and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners (the 2006 Credit Agreement), expired pursuant to its terms. No debt was outstanding pursuant to the 2006 Credit Agreement as of its date of expiration.

Senior Notes:    As of May 31, 2011, we had $14.8 billion of senior notes outstanding ($13.8 billion outstanding as of May 31, 2010). In January 2011, our 5.00% fixed rate senior notes for $2.25 billion matured and were repaid. In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 and $2.25 billion of 5.375% notes due July 2040. We issued these senior notes in order to repay indebtedness, including the repayment of our $2.25 billion of senior notes that matured in January 2011, for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of the floating rate senior notes that matured in May 2010. Additional details regarding these senior notes and all other borrowings are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Commercial Paper Notes:    During fiscal 2011, we repaid $881 million of commercial paper notes that were issued in fiscal 2010 pursuant to our commercial paper program, which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws. As of May 31, 2011, we had no commercial paper notes outstanding ($881 million outstanding as of May 31, 2010).

Our ability to issue commercial paper notes in the future is highly dependent upon our ability to provide a back-stop by means of a revolving credit facility or other debt facility for amounts equal to or greater than the amounts of commercial paper notes we intend to issue. While presently we have no such facilities in place that may provide a back-stop to such commercial paper notes, we currently believe that, if needed, we could put in place one or more additional revolving credit or similar debt facilities in a timely manner and on commercially reasonable terms.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors expanded our repurchase program by $8.0 billion and as of May 31, 2011, $4.1 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 40.4 million shares for $1.2 billion, 43.3 million shares for $1.0 billion and 225.6 million shares for $4.0 billion in fiscal 2011, 2010 and 2009, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations (described further below), our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Cash Dividends:    In fiscal 2011, we declared and paid cash dividends of $0.21 per share that totaled $1.1 billion. In June 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock payable on August 3, 2011 to stockholders of record as of the close of business on July 13, 2011. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of May 31, 2011:

		Year Ending May 31,
(Dollars in millions)	Total	2012	2013	2014	2015	2016	Thereafter
Principal payments on short-term and long-term borrowings(1)	$15,900	$1,150	$1,250	$—	$1,500	$2,000	$10,000
Interest payments on borrowings(1)	10,799	738	738	676	665	655	7,327
Operating leases(2)	1,570	458	341	226	159	121	265
Purchase obligations and other(3)	481	453	15	7	3	3	—

Total contractual obligations	$28,750	$2,799	$2,344	$909	$2,327	$2,779	$17,592

(1)	Our total borrowings consist of the following as of May 31, 2011 (dollars in millions):

Amount
Short-term borrowings (effective interest rate of 0.44%)	$1,150
4.95% senior notes due April 2013	1,250
3.75% senior notes due July 2014, including fair value adjustment of $69	1,569
5.25% senior notes due January 2016, net of discount of $5	1,995
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $5	1,745
3.875% senior notes due July 2020, net of discount of $2	998
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242
5.375% senior notes due July 2040, net of discount of $25	2,225

Total borrowings	$15,921

We have entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on the July 2014 senior notes presented in the contractual obligations table above have been estimated using an interest rate of 1.38%, which represented our effective interest rate as of May 31, 2011 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been included in the above table of borrowings.

(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $320 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2011.

(3)

Primarily represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our products and to perform final assembly and testing of finished products. We also obtain individual components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in this amount as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2011, we have $3.8 billion of gross unrecognized tax benefits, including related interest and penalties, recorded on our consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $96 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2012. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2012.

Subsequent to fiscal 2011, we agreed to acquire certain companies for amounts that are not material to our business. We expect to close such acquisitions within the next twelve months.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements. In addition, we believe we could fund any future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the high technology industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a consistent manner as our revenues (in particular, our new software license and hardware systems products) as certain expenses within our cost structure are relatively fixed in the short-term. We expect these trends to continue in fiscal 2012. Our quarterly revenues, expenses and operating income were also impacted in the periods presented in the table below by our acquisition of Sun during the third quarter of fiscal 2010, which added a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results.

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

	Fiscal 2011 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$7,502	$8,582	$8,764	$10,775
Gross profit	$5,401	$6,384	$6,707	$8,544
Operating income	$1,917	$2,770	$2,987	$4,359
Net income	$1,352	$1,870	$2,116	$3,209
Earnings per share—basic	$0.27	$0.37	$0.42	$0.63
Earnings per share—diluted	$0.27	$0.37	$0.41	$0.62

	Fiscal 2010 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$5,054	$5,858	$6,404	$9,505
Gross profit	$4,002	$4,712	$4,942	$7,205
Operating income	$1,740	$2,178	$1,843	$3,300
Net income	$1,124	$1,458	$1,189	$2,364
Earnings per share—basic	$0.22	$0.29	$0.24	$0.47
Earnings per share—diluted	$0.22	$0.29	$0.23	$0.46

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

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2008 has been a weighted average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10 year exercise period, have exercise prices higher than the current market price of our common stock. At May 31, 2011, 1.8% of our outstanding stock options had exercise prices in excess of the current market price. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2011, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 7.0%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2008 through May 31, 2011 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2008	379
Options granted	251
Options and restricted stock-based awards assumed	33
Options exercised and restricted stock-based awards vested	(220)
Forfeitures, cancellations and other, net	(87)

Options and restricted stock-based awards outstanding at May 31, 2011	356

Average annualized options and restricted stock-based awards granted and assumed, net of forfeitures	66
Average annualized stock repurchases	(103)
Shares outstanding at May 31, 2011	5,068
Basic weighted average shares outstanding from June 1, 2008 through May 31, 2011	5,044
Options and restricted stock-based awards outstanding as a percent of shares outstanding at May 31, 2011	7.0%
In the money options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at May 31, 2011	6.9%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2008 through May 31, 2011	1.3%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2008 through May 31, 2011	-0.7%

Our Compensation Committee approves the annual organization-wide option grants to certain employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and money market investments are generally held with a number of large, diverse financial institutions worldwide which we believe mitigates certain risks. In addition, we purchase high quality debt security investments, substantially all with relatively short maturities (see a description of our debt securities held in Notes 3 and 4 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” above). Therefore, interest rate movements generally do not materially affect the valuation of our debt security investments. Substantially all of our marketable securities are designated as available-for-sale. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2011, total interest income was $163 million with our investments yielding an average 0.62% on a worldwide basis. The table below presents the fair value of our cash, cash equivalent and marketable securities and the related weighted average interest rates for our investment portfolio at May 31, 2011 and 2010.

	May 31,
	2011		2010
(Dollars in millions)	Fair Value	Weighted Average Interest Rate	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$16,163	0.61%	$9,914	0.75%
Marketable securities	12,685	0.68%	8,555	0.46%

Total cash, cash equivalents and marketable securities	$28,848	0.64%	$18,469	0.62%

Interest Expense Risk

Our total borrowings were $15.9 billion as of May 31, 2011, primarily all of which were fixed rate borrowings. Future changes in interest rates and resulting changes in estimated fair values of our borrowings other than our senior notes due July 2014 (2014 Notes) and short-term borrowings pursuant to our 2011 Credit Agreements would not impact the interest expense we recognize in our consolidated statements of operations. We have entered into certain fixed to variable interest rate swap agreements to manage the interest rate and related fair value of our 2014 Notes so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. We do not use these interest rate swap arrangements or our fixed rate borrowings for trading purposes. We have designated these swap agreements as qualifying instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of our 2014 Notes due to interest rate movements. The changes in fair values of these interest rate swap agreements will be recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same intervals as the 2014 Notes, are recorded as interest expense.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Our 2014 Notes had an effective interest rate of 1.38% as of May 31, 2011, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2011, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $15 million as it relates to our fixed to variable interest rate swap agreements.

Foreign Currency Risk

Foreign Currency Transaction Risk

We transact business in various foreign currencies and are subject to risks associated with the effects of certain foreign currency exposures. We have a program that primarily utilizes foreign currency forward contracts to offset these risks. We may suspend this program from time to time and did so during the fourth quarter of fiscal 2010 until resuming the program in the second quarter of fiscal 2011. We enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. Our foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions that are expected to be cash settled in the near term. Our foreign currency forward contracts are generally short-term in duration.

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for unrealized gains and other current liabilities for unrealized losses. The statement of operations classification of gains or losses upon changes in fair values or cash settlement of these forward contracts is non-operating income (expense), net.

Although we have resumed our foreign currency forward contract program, we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of May 31, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.5 billion and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.6 billion. The net unrealized gains of our outstanding foreign currency forward contracts were nominal at May 31, 2011. As of May 31, 2010, we had a nominal amount of foreign currency forward contracts outstanding. Net foreign exchange transaction gains (losses) included in non-operating income (expense), net in the accompanying consolidated statements of operations were $11 million, $(149) million and $(65) million in fiscal 2011, 2010 and 2009, respectively. Included in the net foreign exchange transaction losses for fiscal 2010 were foreign currency losses relating to our Venezuelan subsidiary’s operations, which are more thoroughly described under “Non-Operating Income (Expense), net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which may vary.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income on our consolidated balance sheet). Periodically, we may hedge net assets of certain international subsidiaries from foreign currency exposure.

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2011, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries as of May 31, 2011 increased relative to what we would have reported using a constant currency rate as of May 31, 2010. As reported in our consolidated statements of cash flows, the estimated effect of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2011, 2010 and 2009 was an increase (decrease) of $600 million, $(107) million and $(501) million, respectively. The following table includes the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies as of May 31, 2011:

(in millions)	U.S. Dollar Equivalent at May 31, 2011
Euro	$993
Chinese Renminbi	775
Indian Rupee	749
Japanese Yen	530
South African Rand	492
British Pound	436
Other foreign currencies	2,934

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$6,909

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would decrease by approximately $691 million, assuming constant foreign currency cash, cash equivalent and marketable securities balances.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2011. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings—Committee Memberships During Fiscal 2011,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2011 Proxy Statement under sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information”.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons”.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm”.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements are filed as a part of this report:

Page
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	85
Consolidated Financial Statements:
Balance Sheets as of May 31, 2011 and 2010	87
Statements of Operations for the years ended May 31, 2011, 2010 and 2009	88
Statements of Equity for the years ended May 31, 2011, 2010 and 2009	89
Statements of Cash Flows for the years ended May 31, 2011, 2010 and 2009	90
Notes to Consolidated Financial Statements	91

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
Schedule II. Valuation and Qualifying Accounts	134

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By
4.03	Form of Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation
4.04	Form of New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 3.75% Note due 2014, 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.08	Forms of 3.875% Note due 2020 and 5.375% Note due 2040, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 13, 2009	10-Q	000-51788	10.03	9/21/09	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004	8-K	000-14376	10.07	11/4/04	Oracle Systems Corporation

10.05*	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan	10-Q	000-51788	10.08	9/26/07	Oracle Corporation

10.06*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-14376	10.09	9/17/04	Oracle Systems Corporation

10.07*	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	000-14376	10.10	9/17/04	Oracle Systems Corporation

10.08	Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

10.09	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006	8-K	000-51788	10.3	2/9/06	Oracle Corporation

10.10*	Description of the Fiscal Year 2010 Executive Bonus Plan	10-Q	000-51788	10.25	12/22/09	Oracle Corporation

10.11*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.12*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.13*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.14*	Amended and Restated Oracle Corporation 2000 Long-Term Equity Incentive Plan, as amended on October 6, 2010	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.15*	Resignation Agreement dated May 11, 2011 between Oracle Corporation and Jeffrey E. Epstein						X

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended May 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Equity for the years ended May 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended May 31, 2011, 2010 and 2009, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedule II						X

*	Indicates management contract or compensatory plan or arrangement

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2011 and 2010, and the related consolidated statements of operations, statements of equity, and cash flows for each of the three years in the period ended May 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the heading Business Combinations, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, effective June 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 27, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

June 27, 2011

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended May 31, 2011 of Oracle Corporation and our report dated June 27, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

June 27, 2011

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2011 and 2010

	May 31,
(in millions, except per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$16,163	$9,914
Marketable securities	12,685	8,555
Trade receivables, net of allowances for doubtful accounts of $372 and $305 as of May 31, 2011 and 2010, respectively	6,628	5,585
Inventories	303	259
Deferred tax assets	1,189	1,159
Prepaid expenses and other current assets	2,206	1,532

Total current assets	39,174	27,004

Non-current assets:
Property, plant and equipment, net	2,857	2,763
Intangible assets, net	7,860	9,321
Goodwill	21,553	20,425
Deferred tax assets	1,076	1,267
Other assets	1,015	798

Total non-current assets	34,361	34,574

Total assets	$73,535	$61,578

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,150	$3,145
Accounts payable	701	775
Accrued compensation and related benefits	2,320	1,895
Deferred revenues	6,802	5,900
Other current liabilities	3,219	2,976

Total current liabilities	14,192	14,691

Non-current liabilities:
Notes payable and other non-current borrowings	14,772	11,510
Income taxes payable	3,169	2,695
Deferred tax liabilities	59	424
Other non-current liabilities	1,098	1,059

Total non-current liabilities	19,098	15,688

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,068 shares and 5,026 shares as of May 31, 2011 and 2010, respectively	16,653	14,648
Retained earnings	22,581	16,146
Accumulated other comprehensive income	542	4

Total Oracle Corporation stockholders’ equity	39,776	30,798
Noncontrolling interests	469	401

Total equity	40,245	31,199

Total liabilities and equity	$73,535	$61,578

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2011, 2010 and 2009

	Year Ended May 31,
(in millions, except per share data)	2011	2010	2009
Revenues:
New software licenses	$9,235	$7,533	$7,123
Software license updates and product support	14,796	13,092	11,754

Software revenues	24,031	20,625	18,877
Hardware systems products	4,382	1,506	—
Hardware systems support	2,562	784	—

Hardware systems revenues	6,944	2,290	—
Services	4,647	3,905	4,375

Total revenues	35,622	26,820	23,252

Operating expenses:
Sales and marketing(1)	6,579	5,080	4,638
Software license updates and product support(1)	1,264	1,063	1,088
Hardware systems products(1)	2,057	880	—
Hardware systems support(1)	1,259	423	—
Services(1)	3,818	3,398	3,706
Research and development	4,519	3,254	2,767
General and administrative	970	911	785
Amortization of intangible assets	2,428	1,973	1,713
Acquisition related and other	208	154	117
Restructuring	487	622	117

Total operating expenses	23,589	17,758	14,931

Operating income	12,033	9,062	8,321
Interest expense	(808)	(754)	(630)
Non-operating income (expense), net	186	(65)	143

Income before provision for income taxes	11,411	8,243	7,834
Provision for income taxes	2,864	2,108	2,241

Net income	$8,547	$6,135	$5,593

Earnings per share:
Basic	$1.69	$1.22	$1.10

Diluted	$1.67	$1.21	$1.09

Weighted average common shares outstanding:
Basic	5,048	5,014	5,070

Diluted	5,128	5,073	5,130

Dividends declared per common share	$0.21	$0.20	$0.05

(1)	Exclusive of amortization of intangible assets, which is shown separately below

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2011, 2010 and 2009

(in millions)	Comprehensive Income	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Oracle Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity

		Number of Shares	Amount
Balances as of May 31, 2008		5,150	$12,446	$9,961	$618	$23,025	$369	$23,394
Common stock issued under stock-based compensation plans	$—	76	696	—	—	696	—	696
Common stock issued under stock purchase plans	—	3	64	—	—	64	—	64
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	348	—	—	348	—	348
Repurchase of common stock	—	(226)	(550)	(3,410)	—	(3,960)	—	(3,960)
Cash dividends declared ($0.05 per share)	—	—	—	(250)	—	(250)	—	(250)
Tax benefit from stock plans	—	—	56	—	—	56	—	56
Other, net	—	2	(81)	—	—	(81)	(37)	(118)
Distributions to noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Net unrealized loss on defined benefit plans, net of tax	(14)	—	—	—	(14)	(14)	—	(14)
Foreign currency translation, net of tax	(350)	—	—	—	(350)	(350)	(8)	(358)
Net unrealized losses on derivative financial instruments, net of tax	(39)	—	—	—	(39)	(39)	—	(39)
Net unrealized gain on marketable securities, net of tax	1	—	—	—	1	1	—	1
Net income	5,593	—	—	5,593	—	5,593	84	5,677

Comprehensive income	$5,191

Balances as of May 31, 2009		5,005	12,980	11,894	216	25,090	355	25,445
Common stock issued under stock-based compensation plans	$—	60	812	—	—	812	—	812
Common stock issued under stock purchase plans	—	3	62	—	—	62	—	62
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	100	—	—	100	—	100
Stock-based compensation	—	—	440	—	—	440	—	440
Repurchase of common stock	—	(43)	(112)	(880)	—	(992)	—	(992)
Cash dividends declared ($0.20 per share)	—	—	—	(1,004)	—	(1,004)	—	(1,004)
Tax benefit from stock plans	—	—	268	—	—	268	—	268
Other, net	—	1	98	1	—	99	1	100
Distributions to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Net unrealized loss on defined benefit plans, net of tax	(35)	—	—	—	(35)	(35)	—	(35)
Foreign currency translation, net of tax	(171)	—	—	—	(171)	(171)	9	(162)
Net unrealized losses on derivative financial instruments, net of tax	(6)	—	—	—	(6)	(6)	—	(6)
Net income	6,135	—	—	6,135	—	6,135	95	6,230

Comprehensive income	$5,923

Balances as of May 31, 2010		5,026	14,648	16,146	4	30,798	401	31,199
Common stock issued under stock-based compensation plans	$—	78	1,281	—	—	1,281	—	1,281
Common stock issued under stock purchase plans	—	4	95	—	—	95	—	95
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	17	—	—	17	—	17
Stock-based compensation	—	—	510	—	—	510	—	510
Repurchase of common stock	—	(40)	(121)	(1,051)	—	(1,172)	—	(1,172)
Cash dividends declared ($0.21 per share)	—	—	—	(1,061)	—	(1,061)	—	(1,061)
Tax benefit from stock plans	—	—	222	—	—	222	—	222
Other, net	—	—	1	—	—	1	1	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Net unrealized gain on defined benefit plans, net of tax	32	—	—	—	32	32	—	32
Foreign currency translation, net of tax	480	—	—	—	480	480	35	515
Net unrealized gain on marketable securities, net of tax	26	—	—	—	26	26	—	26
Net income	8,547	—	—	8,547	—	8,547	97	8,644

Comprehensive income	$9,085

Balances as of May 31, 2011		5,068	$16,653	$22,581	$542	$39,776	$469	$40,245

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2011, 2010 and 2009

	Year Ended May 31,
(in millions)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$8,547	$6,135	$5,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	368	298	263
Amortization of intangible assets	2,428	1,973	1,713
Allowances for doubtful accounts receivable	164	143	118
Deferred income taxes	(253)	(511)	(395)
Stock-based compensation	510	436	355
Tax benefits on the exercise of stock options and vesting of restricted stock- based awards	325	203	252
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(215)	(110)	(194)
Other, net	68	13	185
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in trade receivables	(729)	(362)	336
(Increase) decrease in inventories	(28)	73	—
Decrease in prepaid expenses and other assets	14	340	145
Decrease in accounts payable and other liabilities	(120)	(360)	(691)
(Decrease) increase in income taxes payable	(96)	(79)	142
Increase in deferred revenues	231	489	433

Net cash provided by operating activities	11,214	8,681	8,255

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(31,009)	(15,703)	(9,315)
Proceeds from maturities and sales of marketable securities and other investments	27,120	11,220	8,404
Acquisitions, net of cash acquired	(1,847)	(5,606)	(1,159)
Capital expenditures	(450)	(230)	(529)
Proceeds from sale of property	105	—	—

Net cash used for investing activities	(6,081)	(10,319)	(2,599)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(1,160)	(992)	(3,972)
Proceeds from issuances of common stock	1,376	874	760
Payments of dividends to stockholders	(1,061)	(1,004)	(250)
Proceeds from borrowings, net of issuance costs	4,354	7,220	—
Repayments of borrowings	(3,143)	(3,582)	(1,004)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	215	110	194
Distributions to noncontrolling interests	(65)	(59)	(53)
Other, net	—	97	(97)

Net cash provided by (used for) financing activities	516	2,664	(4,422)

Effect of exchange rate changes on cash and cash equivalents	600	(107)	(501)

Net increase in cash and cash equivalents	6,249	919	733
Cash and cash equivalents at beginning of period	9,914	8,995	8,262

Cash and cash equivalents at end of period	$16,163	$9,914	$8,995

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$17	$100	$1
Increase (decrease) in unsettled repurchases of common stock	$12	$—	$(12)
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,931	$2,488	$2,170
Cash paid for interest	$770	$652	$627

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

We develop, manufacture, market, distribute and service database and middleware software; applications software; and hardware systems, consisting primarily of computer server and storage products. Our products are built on industry standards and are engineered to work together or independently within existing customer information technology (IT), including private and public cloud computing, environments.

Database and middleware software is generally used for the secure storage, retrieval and manipulation of all forms of software-based data, and for developing and deploying applications on the internet and on corporate intranets. Applications software is generally used to automate business processes and to provide business intelligence. We also offer software license updates and product support contracts that provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance.

On January 26, 2010, we completed our acquisition of Sun Microsystems, Inc. (Sun), a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. As a result of our acquisition of Sun, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products, which consists primarily of computer server and storage product offerings, and (2) hardware systems support, which provides customers with unspecified software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services and technical support services. In addition, we enhanced our existing software and services businesses with additional offerings from Sun. Our acquisition of Sun has added a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results.

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a component of non-operating income (expense), net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income. General and administrative expenses as presented in our consolidated statements of operations for fiscal 2011 included a benefit of $120 million related to the recovery of legal costs that reduced our expenses in this period.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software license revenues and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers and storage products, and hardware systems support revenues; and (3) services, which include software and hardware related services including consulting, Cloud Services and education revenues.

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

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met.

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

Revenue Recognition for Multiple-Element Arrangements – Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products,

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE – described further below), with any remaining amount allocated to the software license.

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

Revenue Recognition for Multiple-Element Arrangements – Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

Beginning in fiscal 2010, we have applied the provisions of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements to our multiple-element arrangements.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

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

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

To determine the selling price in multiple-element arrangements, we establish VSOE of selling price using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE doesn’t exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements – Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems support, new software licenses, software license updates and product support, consulting, Cloud Services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts and are included as a part of our services business. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer that the services have been completed. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Our Cloud Services offerings are comprised of Oracle Cloud Services and Advanced Customer Services and are also a part of our services business. Oracle Cloud Services are offered as standalone arrangements or as a part of arrangements to customers buying new software licenses or hardware systems products and services. Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provides support services, both onsite and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from Cloud Services are recognized as services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software license revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of fair value of such elements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables. During fiscal 2011, $1.5 billion of our financing receivables were sold to financial institutions.

In addition, we enter into arrangements with leasing companies for sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all the other revenue recognition criteria have been met.

Our customers include several of our suppliers and occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length, and settle the purchase in cash. We recognize new software license revenues or hardware systems product revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

In fiscal 2010, we adopted ASC 805, Business Combinations, which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The underlying principles are similar to the previous guidance and require that we recognize separately from goodwill the assets acquired and the liabilities assumed, generally at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

For a given acquisition, we generally identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

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

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These equity securities are recorded at cost and included in other assets in the accompanying consolidated balance sheets. If based on the terms of our ownership of these non-marketable securities we determine that we exercise significant influence on the entity to which these non-marketable securities relate, we apply the requirements of ASC 323, Investments—Equity Method and Joint Ventures to account for such investments. Our non-marketable securities are subject to periodic impairment reviews.

Fair Value of Financial Instruments

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to our financial instruments that we are required to carry at fair value pursuant to other accounting standards, including our investments in marketable debt and equity securities and our derivative financial instruments.

The additional disclosures regarding our fair value measurements are included in Note 4.

Allowances for Doubtful Accounts

We record allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded in and current economic trends. We write-off a receivable and charge it against its recorded allowance when we have exhausted our collection efforts without success.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Our cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment grade securities. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2011, 2010 or 2009.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand are written down and charged to hardware systems products expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $876 million and $733 million at May 31, 2011 and 2010, respectively.

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property, plant and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2011, 2010 or 2009.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which generally range from one to ten years. Each period we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The goodwill impairment analysis is comprised of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 16 below. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2011, 2010 or 2009.

Derivative Financial Instruments

During fiscal 2011, 2010 and 2009, we used derivative financial instruments to manage foreign currency and interest rate risks. We account for these instruments in accordance with ASC 815, Derivatives and Hedging,

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). We recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges or net investment hedges in accumulated other comprehensive income in the accompanying consolidated balance sheets. The offset to gain or loss on derivative financial instruments that were designated as fair value hedges were recorded to the item for which the risk is being hedged. Any ineffective or excluded portion of a designated cash flow hedge or net investment hedge, and gains or losses on our fair value hedges are recognized in earnings.

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

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Net foreign exchange transaction gains (losses) included in non-operating income (expense), net in the accompanying consolidated statements of operations were $11 million, $(149) million and $(65) million in fiscal 2011, 2010 and 2009, respectively.

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

We record deferred tax assets for stock-based compensation plan awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. We have adopted and apply the alternative transition method as defined within ASC 718 to calculate the excess tax benefits available for use in offsetting future tax shortfalls and to determine the excess tax benefits from stock-based compensation that we reclassify as cash flows from financing activities.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $88 million, $75 million and $71 million in fiscal 2011, 2010 and 2009, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements in fiscal 2011, 2010 or 2009.

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

	Year Ended May 31,
(in millions)	2011	2010	2009
Transitional and other employee related costs	$129	$66	$45
Stock-based compensation	10	15	15
Professional fees and other, net	66	68	35
Business combination adjustments, net	3	5	22

Total acquisition related and other expenses	$208	$154	$117

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

	Year Ended May 31,
(in millions)	2011	2010	2009
Interest income	$163	$122	$279
Foreign currency gains (losses), net	11	(148)	(55)
Noncontrolling interests in income	(97)	(95)	(84)
Other income, net	109	56	3

Total non-operating income (expense), net	$186	$(65)	$143

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Included in our non-operating income (expense), net for fiscal 2010 was a foreign currency remeasurement loss of $81 million resulting from the designation of our Venezuelan subsidiary as “highly inflationary” in accordance with ASC 830, Foreign Currency Matters, and subsequent devaluation of the Venezuelan currency by the Venezuelan government.

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

A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

A description of our accounting policies associated with tax related contingencies and valuation allowances assumed as a part of a business combination is provided under “Business Combinations” above.

Recent Accounting Pronouncements

Presentation of Comprehensive Income:    In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements:    In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 4 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

Disclosure of Supplementary Pro Forma Information for Business Combinations:    In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We will adopt ASU 2010-29 in fiscal 2012 and do not believe it will have a material impact on our consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Performing Step 2 of the Goodwill Impairment Test:    In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We will adopt ASU 2010-28 in fiscal 2012 and do not believe it will have a material impact on our consolidated financial statements.

Milestone Method of Revenue Recognition:    In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605)—Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. Early adoption is permitted. If we were to adopt ASU 2010-17 prior to the first quarter of fiscal 2012, we must apply it retrospectively to the beginning of the fiscal year of adoption and to all interim periods presented. We will adopt ASU 2010-17 in fiscal 2012 and do not believe it will have a material impact on our consolidated financial statements.

Disclosure Requirements Related to Fair Value Measurements:    In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. Certain provisions of this update will be effective for us in fiscal 2012 and we and do not believe these provisions will have a material impact on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2011 Acquisitions

On January 5, 2011, we completed our acquisition of Art Technology Group, Inc. (ATG), a provider of eCommerce software and related on demand commerce optimization applications. We have included the financial results of ATG in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for ATG was approximately $1.0 billion, which consisted of approximately $990 million in cash and $16 million for the fair value of stock options and restricted stock-based awards assumed. In allocating the total preliminary purchase price for ATG based on estimated fair values, we preliminarily recorded $549 million of goodwill, $404 million of identifiable intangible assets and $53 million of net tangible assets.

On August 11, 2010, we completed our acquisition of Phase Forward Incorporated (Phase Forward), a provider of applications for life sciences companies and healthcare providers. We have included the financial results of Phase Forward in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Phase Forward was approximately $736 million, which consisted of approximately $735 million in cash and $1 million for the fair value of restricted stock-based awards assumed. In allocating the total preliminary purchase price for Phase Forward based on estimated fair values, we preliminarily recorded $355 million of goodwill, $370 million of identifiable intangible assets, $20 million of in-process research and development and $9 million of net tangible liabilities (resulting primarily from deferred tax liabilities assumed as a part of this transaction).

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

During fiscal 2011, we acquired certain other companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates.

In aggregate, companies acquired during fiscal 2011 contributed $231 million to our total software revenues. Other revenue and earnings contributions were not separately identifiable due to the integration of these acquired entities into our existing operations.

The preliminary purchase price allocations for acquisitions completed during fiscal 2011 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary purchase price allocations that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Subsequent to fiscal 2011, we agreed to acquire certain other companies for amounts that are not material to our business. We expect to close such acquisitions within the next twelve months.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

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

The unaudited pro forma financial information for fiscal 2011 combined the historical results of Oracle for fiscal 2011, the historical results of ATG for the seven months ended September 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired ATG), the historical results of Phase Forward for the two months ended June 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired Phase Forward), and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for fiscal 2010 combined the historical results of Oracle for fiscal 2010, the historical results of ATG for the twelve months ended June 30, 2010 (due to differences in reporting periods), the historical results of Phase Forward for the twelve months ended June 30, 2010 (due to differences in reporting periods), the historical results of Sun for the eight months ended September 27, 2009 (adjusted due to differences in reporting periods and considering the date we acquired Sun) and the historical results of certain other companies that we acquired since the beginning of fiscal 2010 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for fiscal 2011 and 2010:

	Year Ended May 31,
(in millions, except per share data)	2011	2010
Total revenues	$35,783	$33,965
Net income	$8,525	$5,591
Basic earnings per share	$1.69	$1.12
Diluted earnings per share	$1.66	$1.10

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2011 and 2010. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2011, 2010 and 2009. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2011	2010
Money market funds	$3,362	$2,423
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,150	3,010
Commercial paper, corporate debt securities and other	13,875	5,634

Total investments	$18,387	$11,067

Investments classified as cash equivalents	$5,702	$2,512

Investments classified as marketable securities	$12,685	$8,555

Substantially all of our marketable security investments held as of May 31, 2011 mature within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

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

May 31, 2011

Assets Measured at Fair Value on a Recurring Basis

Our assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following types of instruments (Level 1 and 2 inputs are defined above):

	May 31, 2011			May 31, 2010
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$3,362	$—	$3,362	$2,423	$—	$2,423
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,150	—	1,150	3,010	—	3,010
Commercial paper debt securities	—	11,884	11,884	—	3,378	3,378
Corporate debt securities and other	106	1,885	1,991	—	2,256	2,256
Derivative financial instruments	—	69	69	—	33	33

Total assets	$4,618	$13,838	$18,456	$5,433	$5,667	$11,100

Our valuation techniques used to measure the fair values of our money market funds, U.S. Treasury, U.S. government and U.S. government agency debt securities and certain other marketable securities that were classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of all other instruments listed in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. Our discounted cash flow techniques used observable market inputs such as LIBOR-based yield curves, among others.

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our consolidated financial statements. Based on the trading prices of our $15.9 billion and $14.6 billion of borrowings, which consisted of short-term borrowings and senior notes that were outstanding at May 31, 2011 and senior notes and commercial paper notes that were outstanding as of May 31, 2010 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at May 31, 2011 and May 31, 2010 were $17.4 billion and $15.9 billion, respectively.

5.	INVENTORIES

Inventories consisted of the following:

	May 31,
(in millions)	2011	2010
Raw materials	$94	$95
Work-in-process	17	43
Finished goods	192	121

Total	$303	$259

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Lives	May 31,
(Dollars in millions)		2011	2010
Computer, network, machinery and equipment	1-5 years	$1,603	$1,400
Buildings and improvements	1-50 years	2,245	1,995
Furniture, fixtures and other	3-10 years	495	409
Land	—	692	757
Construction in progress	—	60	87

Total property, plant and equipment	1-50 years	5,095	4,648
Accumulated depreciation		(2,238)	(1,885)

Total property, plant and equipment, net		$2,857	$2,763

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2011 and the net book value of intangible assets at May 31, 2011 and 2010 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
	May 31,		May 31,	May 31,		May 31,	May 31,	May 31,
(Dollars in millions)	2010	Additions	2011	2010	Expense	2011	2010	2011
Software support agreements and related relationships	$5,078	$99	$5,177	$(2,175)	$(570)	$(2,745)	$2,903	$2,432	9 years
Hardware systems support agreements and related relationships	759	1	760	(29)	(118)	(147)	730	613	7 years
Developed technology	5,338	696	6,034	(2,736)	(992)	(3,728)	2,602	2,306	5 years
Core technology	2,111	184	2,295	(964)	(308)	(1,272)	1,147	1,023	5 years
Customer relationships	1,765	298	2,063	(554)	(372)	(926)	1,211	1,137	7 years
Trademarks	504	24	528	(161)	(68)	(229)	343	299	7 years

Total intangible assets subject to amortization	15,555	1,302	16,857	(6,619)	(2,428)	(9,047)	8,936	7,810
In-process research and development	385	(335)	50	—	—	—	385	50	N.A.

Total intangible assets, net	$15,940	$967	$16,907	$(6,619)	$(2,428)	$(9,047)	$9,321	$7,860

Total amortization expense related to our intangible assets was $2.4 billion, $2.0 billion and $1.7 billion in fiscal 2011, 2010 and 2009, respectively. As of May 31, 2011, estimated future amortization expenses related to our intangible assets were as follows (in millions):

Fiscal 2012	$2,275
Fiscal 2013	1,902
Fiscal 2014	1,554
Fiscal 2015	1,155
Fiscal 2016	657
Thereafter	267

Total intangible assets subject to amortization	7,810
In-process research and development	50

Total intangible assets, net	$7,860

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our software business operating segments, our hardware systems support operating segment and our services business for fiscal 2011 and 2010 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Services	Total
Balances as of May 31, 2009	$5,716	$11,334	$—	$1,792	$18,842
Goodwill from acquisitions	217	490	891	2	1,600
Goodwill adjustments(1)	62	(22)	32	(89)	(17)

Balances as of May 31, 2010	5,995	11,802	923	1,705	20,425
Goodwill from acquisitions	797	240	23	2	1,062
Goodwill adjustments(1)	(7)	10	63	—	66

Balances as of May 31, 2011	$6,785	$12,052	$1,009	$1,707	$21,553

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments for our services business in fiscal 2010 include $82 million that primarily relates to the reclassification of goodwill associated with certain acquired product offerings to our new software licenses operating segment. The other goodwill adjustments presented in the table above were not significant to our previously reported operating results or financial position.

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

(Dollars in millions)	May 31, 2011	May 31, 2010
Commercial paper notes	$—	$881
Short-term borrowings (effective interest rate of 0.44%)	1,150	—
5.00% senior notes due January 2011, net of discount of $1 as of May 31, 2010	—	2,249
4.95% senior notes due April 2013	1,250	1,250
3.75% senior notes due July 2014, net of fair value adjustment of $69 and $33 as of May 31, 2011 and 2010, respectively(1)	1,569	1,533
5.25% senior notes due January 2016, net of discount of $5 and $6 as of May 31, 2011 and 2010, respectively	1,995	1,994
5.75% senior notes due April 2018, net of discount of $1 each as of May 31, 2011 and 2010	2,499	2,499
5.00% senior notes due July 2019, net of discount of $5 and $6 as of May 31, 2011 and 2010, respectively	1,745	1,744
3.875% senior notes due July 2020, net of discount of $2 as of May 31, 2011	998	—
6.50% senior notes due April 2038, net of discount of $2 each as of May 31, 2011 and 2010	1,248	1,248
6.125% senior notes due July 2039, net of discount of $8 each as of May 31, 2011 and 2010	1,242	1,242
5.375% senior notes due July 2040, net of discount of $25 as of May 31, 2011	2,225	—
Capital leases	1	15

Total borrowings	$15,922	$14,655

Notes payable, current and other current borrowings	$1,150	$3,145

Notes payable, non-current and other non-current borrowings	$14,772	$11,510

(1)	Refer to Note 11 for a description of our accounting for fair value hedges

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Senior Notes and Other

In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes). We issued these senior notes in order to repay indebtedness, including the repayment of $2.25 billion of 5.00% senior notes that matured and were repaid in January 2011, for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of floating rate senior notes that matured in May 2010. As part of the offering of these senior notes, we entered into a registration rights agreement with the initial purchasers for the benefit of the holders of these senior notes in which we agreed that we will file with the SEC a registration statement with respect to senior notes identical in all material respects to these senior notes within fourteen months after the issue date of these senior notes and use commercially reasonable efforts to cause the registration statement to be declared effective under the U.S. Securities Act of 1933, as amended. If we fail to perform our registration obligations, holders of these senior notes will be entitled to additional payments based upon an additional interest rate of 0.25% per year that will accrue and be payable to holders of these senior notes generally from the date of the registration default. Upon the cure of a registration default, the interest rate on these senior notes will be reduced to the original interest rate.

In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 (2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes). We issued these senior notes for general corporate purposes and for our acquisition of Sun and acquisition related expenses.

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes is due April 2013 (2013 Notes), $2.5 billion of 5.75% senior notes is due April 2018 (2018 Notes), and $1.25 billion of 6.50% senior notes is due April 2038 (2038 Notes). We issued these senior notes for general corporate purposes and for our acquisition of BEA Systems, Inc. and acquisition related expenses.

In May 2007, we issued $2.0 billion of floating rate senior notes, of which $1.0 billion was due and paid in May 2009 and $1.0 billion was due and paid in May 2010. We had also entered into certain variable to fixed interest rate swap agreements related to these senior notes, which settled as of the same dates the notes were repaid (see Note 11).

In January 2006, we issued $5.75 billion of senior notes, of which $2.25 billion of 5.00% senior notes was due and paid in January 2011 and $2.0 billion of 5.25% senior notes due 2016 (2016 Notes) remained outstanding as of May 31, 2011.

The effective interest yields of the 2013 Notes, 2014 Notes, 2016 Notes, 2018 Notes, 2019 Notes, 2020 Notes, 2038 Notes, 2039 Notes and 2040 Notes (collectively, the Senior Notes) at May 31, 2011 were 4.96%, 3.75%, 5.32%, 5.76%, 5.05%, 3.90%, 6.52%, 6.19% and 5.45%, respectively. Interest is payable semi-annually for the Senior Notes. In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (1.38% at May 31, 2011; see Note 11 for additional information). All of the Senior Notes may be redeemed at any time, subject to payment of a make-whole premium.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

We were in compliance with all debt-related covenants at May 31, 2011. Future principal payments for all of our borrowings at May 31, 2011 were as follows (in millions):

Fiscal 2012	$1,150
Fiscal 2013	1,250
Fiscal 2014	—
Fiscal 2015	1,500
Fiscal 2016	2,000
Thereafter	10,000

Total	$15,900

Commercial Paper Program & Commercial Paper Notes

We entered into a commercial paper program in February 2006 (amended in May 2008) via dealer agreements with Banc of America Securities LLC and JP Morgan Securities, Inc. and an Issuing and Paying Agency Agreement entered into in February 2006 with JPMorgan Chase Bank, National Association (CP Program). On May 11, 2010, we reduced the overall capacity of our CP Program from $5.0 billion to $3.0 billion. Our ability to issue commercial paper notes in the future is highly dependent upon our ability to provide a “back-stop” by means of a revolving credit facility or other debt facility for amounts equal to or greater than the amounts of commercial paper notes we intend to issue. While presently we have no such facilities in place that may provide a back-stop to such commercial paper notes (see additional discussion under “Revolving Credit Agreements” below), we currently believe that, if needed, we could put in place one or more additional revolving credit facilities or other debt facility in a timely manner and on commercially reasonable terms.

During fiscal 2010, we issued $2.8 billion of unsecured short-term commercial paper notes pursuant to the CP Program (none in fiscal 2011 and 2009). As of May 31, 2011, we had no commercial paper notes outstanding compared to $881 million outstanding as of May 31, 2010.

Revolving Credit Agreements

On May 27, 2011, we entered into two revolving credit agreements with BNP Paribas, as initial lender and administrative agent; and BNP Paribas Securities Corp., as sole lead arranger and sole bookrunner (the 2011 Credit Agreements) to borrow $1.15 billion pursuant to these agreements. The 2011 Credit Agreements provided us with short-term borrowings for working capital and other general corporate purposes. Interest for the 2011 Credit Agreements is based on either (x) a “base rate” calculated as the highest of (i) BNP Paribas’s prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) the LIBOR for deposits in U.S. dollars plus 1% or (y) LIBOR for deposits made in U.S. dollars plus 0.25%, depending on the type of borrowings made by us. Any amounts borrowed pursuant to the 2011 Credit Agreements are due no later than June 30, 2011, which is the termination date of the 2011 Credit Agreements.

The 2011 Credit Agreements contain certain customary representations, warranties and guarantees, covenants and pledges of certain assets made by us and our subsidiaries. Events of default result in the requirement to pay additional interest. If any of the events of default occur and are not cured, any unpaid amounts under the 2011 Credit Agreements may be declared immediately due and payable and the 2011 Credit Agreements may be terminated. We were in compliance with the 2011 Credit Agreements’ covenants as of May 31, 2011.

On March 14, 2011, our $3.0 billion, five-year Revolving Credit Agreement dated March 15, 2006, among Oracle and the lenders named therein (the 2006 Credit Agreement) expired pursuant to its terms. No debt was outstanding pursuant to the 2006 Credit Agreement as of its date of expiration.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

9.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $1.0 billion consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. We recorded $439 million and $342 million of restructuring expenses in connection with the Sun Restructuring Plan in fiscal 2011 and 2010, respectively, and we expect to incur the majority of the approximately $250 million of remaining expenses pursuant to the Sun Restructuring Plan through fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Other Restructuring Plans

Included in the other restructuring plans line in the fiscal 2011 and 2010 activity tables, and total restructuring plans line in the fiscal 2009 activity table, below are our Fiscal 2009 Oracle Restructuring Plan (the 2009 Plan) and certain restructuring plans that relate to companies that we acquired prior to our adoption of the revised business combinations accounting guidance contained in ASC 805 as of the beginning of fiscal 2010. The total estimated restructuring costs associated with the 2009 Plan are recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized whereas costs related to acquired companies related restructuring plans were originally recognized as liabilities assumed in each of the respective business combinations and included in the allocation of the cost to acquire these companies and, accordingly, have resulted in an increase to goodwill. Our restructuring expenses may change as our management executes the approved plans. Future decreases to the estimates of executing these acquisition related restructuring plans will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the acquisition related restructuring plans will be recorded to operating expenses.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Summary of All Plans

Fiscal 2011 Activity

(in millions)	Accrued May 31, 2010(2)	Year Ended May 31, 2011				Accrued May 31, 2011(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$5	$67	$(4)	$(55)	$1	$14	$69	$88
Software license updates and product support	3	52	(1)	(34)	(1)	19	57	89
Hardware systems business	42	53	(3)	(83)	1	10	111	120
Services	8	49	(4)	(43)	(1)	9	56	74
General and administrative and other	29	226	4	(154)	(5)	100	488	660

Total Sun Restructuring	$87	$447	$(8)	$(369)	$(5)	$152	$781	$1,031

Total other restructuring plans(6)	$459	$57	$(17)	$(223)	$21	$297

Total restructuring plans(7)	$546	$504	$(25)	$(592)	$16	$449

Fiscal 2010 Activity

(in millions)	Accrued May 31, 2009	Year Ended May 31, 2010				Accrued May 31, 2010(2)
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$—	$6	$—	$(1)	$—	$5
Software license updates and product support	—	6	—	(3)	—	3
Hardware systems business	—	61	—	(19)	—	42
Services	—	11	—	(3)	—	8
General and administrative and other	—	258	—	(222)	(7)	29

Total Sun Restructuring	$—	$342	$—	$(248)	$(7)	$87

Total other restructuring plans(6)	$389	$292	$(84)	$(397)	$259	$459

Total restructuring plans(7)	$389	$634	$(84)	$(645)	$252	$546

Fiscal 2009 Activity

	Accrued May 31, 2008	Year Ended May 31, 2009				Accrued May 31, 2009
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Total restructuring plans(7)	$568	$111	$(12)	$(253)	$(25)	$389

(1)

Restructuring costs recorded for individual line items presented relate to employee severance costs except for general and administrative and other which included $97 million and $44 million recorded during fiscal 2011 and 2010, respectively, for facilities related restructuring and contract termination costs.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

(2)

Accrued restructuring for our most significant restructuring plans at May 31, 2011 and May 31, 2010 was $449 million and $546 million, respectively. The balances at May 31, 2011 and 2010 include $244 million and $290 million recorded in other current liabilities, respectively, and $205 million and $256 million recorded in other non-current liabilities, respectively.

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

(5)

Represents foreign currency translation and other adjustments. In addition, includes accrued restructuring plan liabilities of $275 million that were assumed from our acquisition of Sun during fiscal 2010.

(6)

Other restructuring plans presented in the table above include condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the current impact to our consolidated statements of operations was not significant.

(7)	Restructuring plans included in this footnote represent those plans that management has deemed the most significant.

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2011	2010
Software license updates and product support	$5,386	$4,618
Hardware systems support	687	537
Services	438	376
New software licenses	263	330
Hardware systems products	28	39

Deferred revenues, current	6,802	5,900
Deferred revenues, non-current (in other non-current liabilities)	316	388

Total deferred revenues	$7,118	$6,288

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for consulting, Cloud Services and education services. Revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time based arrangements and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met and transactions that cannot be segmented from undelivered consulting or other services.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Fair Value Hedges

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statement of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. As of May 31, 2011 and 2010, the fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $69 million and $33 million, respectively.

We do not use any interest rate swap agreements for trading purposes.

Cash Flow Hedges

In relation to the variable interest obligations associated with our floating rate senior notes that were due and repaid in May 2010 (Floating Rate Notes), we had entered into certain variable to fixed interest rate swap agreements to manage the economic effects of the variable interest obligations and designated these agreements as qualifying cash flow hedges. Upon repayment of the Floating Rate Notes in May 2010, we settled the interest rate swap agreements associated with the Floating Rate Notes and no other arrangements were outstanding as of May 31, 2011.

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We entered into these net investment hedges for the majority of fiscal 2010. We suspended this program during our fourth quarter of fiscal 2010 and, as of May 31, 2011, we have no contracts of this nature outstanding. For fiscal 2010 and 2009, (losses) gains related to these contracts were recognized to accumulated other comprehensive income (effective portion) for $(37) million and $(63) million, respectively and to non-operating income (expense), net (ineffective portion and amount excluded from effectiveness testing) for $1 million and $10 million, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

to mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time and did so during the fourth quarter of fiscal 2010 until resuming the program in the second quarter of fiscal 2011. Our foreign currency exposures typically arise from intercompany sublicense fees, intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our foreign currency forward contracts are generally short-term in duration. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized and unrealized gains or losses on foreign currency forward contracts to offset these exposures and other factors.

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

As of May 31, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.5 billion and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.6 billion. The net unrealized losses of our outstanding foreign currency forward contracts were nominal at May 31, 2011. As of May 31, 2010, we had a nominal amount of foreign currency forward contracts outstanding.

Included in our non-operating income (expense), net were $(39) million, $(35) million and $3 million of net (losses) gains related to these forward contracts for the years ended May 31, 2011, 2010 and 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2011, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2012	$458
Fiscal 2013	341
Fiscal 2014	226
Fiscal 2015	159
Fiscal 2016	121
Thereafter	265

Future minimum operating lease payments	1,570
Less: minimum payments to be received from non-cancelable subleases	(238)

Total future minimum operating lease payments, net	$1,332

Lease commitments include future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $320 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2011.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Rent expense was $406 million, $318 million and $293 million for fiscal 2011, 2010 and 2009, respectively, net of sublease income of approximately $85 million, $73 million and $69 million, respectively. Certain lease agreements contain renewal options providing for an extension of the lease term.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual components for our hardware systems products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amounts below. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts below as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2011, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2012	$453
Fiscal 2013	15
Fiscal 2014	7
Fiscal 2015	3
Fiscal 2016	3

Total	$481

As described in Note 2, we also have a commitment to acquire certain companies for cash consideration that we expect to pay upon the closing of these acquisitions. As described in Note 8, we have notes payable and other borrowings outstanding of $15.9 billion that mature at various future dates.

Guarantees

Our software and hardware systems product sales agreements generally include certain provisions for indemnifying customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any material liabilities related to such obligations in our consolidated financial statements. Certain of our product sales agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Our software license and hardware systems products agreements also generally include a warranty that our products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service.

We occasionally are required, for various reasons, to enter into financial guarantees with third parties in the ordinary course of our business including, among others, guarantees related to foreign exchange trades, taxes, import licenses and letters of credit on behalf of parties with whom we conduct business. Such agreements have not had a material effect on our results of operations, financial position or cash flows.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

13.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of May 31, 2011, approximately $4.1 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 40.4 million shares for $1.2 billion (including 0.7 million shares for $24 million that were repurchased but not settled), 43.3 million shares for $1.0 billion and 225.6 million shares for $4.0 billion in fiscal 2011, 2010 and 2009, respectively, under the applicable repurchase programs.

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

Dividends on Common Stock

During fiscal 2011, our Board of Directors declared cash dividends of $0.21 per share of our outstanding common stock, which we paid during the same period.

In June 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock payable on August 3, 2011 to stockholders of record as of the close of business on July 13, 2011. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes:

	May 31,
(in millions)	2011	2010
Foreign currency translation gains, net	$649	$169
Unrealized losses on derivative financial instruments, net	(131)	(131)
Unrealized gains on marketable securities, net	30	4
Unrealized losses on defined benefit plans, net	(6)	(38)

Total accumulated other comprehensive income	$542	$4

14.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan, which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers, and directors who are also employees or consultants, independent consultants and advisers. During the second quarter of fiscal 2011, our stockholders, upon the recommendation of our Board of Directors, approved the adoption of the Amended and

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan). Upon approval, the termination date of the 2000 Plan was extended by ten years and the number of authorized shares of stock that may be issued under the 2000 Plan was increased by 388,313,015 shares. Under the terms of the 2000 Plan, options to purchase common stock generally are granted at not less than fair market value, become exercisable as established by the Board (generally 25% annually over four years under our current practice), and generally expire no more than ten years from the date of grant. As of May 31, 2011, options to purchase 327 million shares of common stock were outstanding under the 2000 Plan, of which 140 million were vested. As of May 31, 2011, approximately 499 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock-based awards or long-term performance awards under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Directors’ Plan), which provides for the issuance of non-qualified stock options to non-employee directors. The Director’s Plan has from time to time been amended and restated, most recently in fiscal 2010. Under the terms of the Directors’ Plan, options to purchase 8 million shares of common stock were reserved for issuance, options are granted at not less than fair market value, become exercisable over four years, and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board has the discretion to replace any automatic option grant under the Directors’ Plan with awards of restricted stock, restricted stock units or other stock-based awards. The number of shares subject to any such stock award will be no more than the equivalent value of the options, as determined on any reasonable basis by the Board, which would otherwise have been granted under the applicable automatic option grant. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2011, options to purchase approximately 3 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which approximately 2 million were vested. As of May 31, 2011, approximately 2 million shares are available for future option awards under this plan of which a lesser portion than the total may be used for grants other than options.

In connection with certain of our acquisitions, including Sun and others, we assumed all of the outstanding stock options and other stock awards of each acquiree’s respective stock plans. These stock options and other stock awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2011, options to purchase 24 million shares of common stock and 2 million shares of restricted stock were outstanding under these plans.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

The following table summarizes stock option activity for our last three fiscal years ended May 31, 2011:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2008	378	$16.37
Granted	69	$20.53
Assumed	1	$6.54
Exercised	(76)	$9.31
Canceled	(13)	$25.14

Balance, May 31, 2009	359	$18.32
Granted	72	$21.23
Assumed	23	$55.77
Exercised	(60)	$14.03
Canceled	(42)	$43.93

Balance, May 31, 2010	352	$18.84
Granted	110	$22.58
Assumed	1	$16.38
Exercised	(78)	$16.73
Canceled	(31)	$29.17

Balance, May 31, 2011	354	$19.53

Options outstanding that have vested and that are expected to vest as of May 31, 2011 are as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of May 31, 2011 (in millions)	Aggregate Intrinsic Value(1) (in millions)
Vested	166	$16.83	4.68	159	$2,948
Expected to vest(2)	170	$21.83	8.35	169	2,107

Total	336	$19.36	6.54	328	$5,055

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2011 of $34.22 and the exercise prices for all in-the-money options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2011 was approximately $788 million and is expected to be recognized over a weighted average period of 2.67 years. Approximately 18 million shares outstanding as of May 31, 2011 are not expected to vest.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Stock-Based Compensation Expense and Valuation of Stock Options and Restricted Stock-Based Awards

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2011	2010	2009
Sales and marketing	$87	$81	$67
Software license updates and product support	14	17	13
Hardware systems products	2	3	—
Hardware systems support	5	2	—
Services	16	14	12
Research and development	231	172	155
General and administrative	145	132	93
Acquisition related and other	10	15	15

Total stock-based compensation	510	436	355
Estimated income tax benefit included in provision for income taxes	(170)	(146)	(122)

Total stock-based compensation, net of estimated income tax benefit	$340	$290	$233

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for fiscal 2011, 2010 and 2009:

	Year Ended May 31,
	2011	2010	2009
Expected life (in years)	5.1	4.7	5.3
Risk-free interest rate	1.8%	2.1%	3.3%
Volatility	33%	31%	37%
Dividend yield	0.9%	0.9%	—
Weighted-average fair value per share	$6.61	$5.21	$7.93

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

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $1.3 billion, $812 million and $696 million for fiscal 2011, 2010 and 2009, respectively. The aggregate intrinsic value of options exercised and vesting of restricted stock-based awards was $1.1 billion, $647 million and $807 million for fiscal 2011, 2010 and 2009, respectively. In connection with these exercises and vesting of restricted stock-based awards, the tax benefits realized by us were $325 million, $203 million and $252 million for fiscal 2011, 2010 and 2009, respectively. Of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

the total tax benefits received, we classified excess tax benefits from stock-based compensation of $215 million, $110 million and $194 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) and have amended the Purchase Plan such that employees can purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2011, 71 million shares were reserved for future issuances under the Purchase Plan. We issued 4 million shares under the Purchase Plan for fiscal 2011 and 3 million shares in each of fiscal 2010 and 2009.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $354 million, $253 million and $258 million for fiscal 2011, 2010 and 2009, respectively. The number of plan participants in our benefit plans has generally increased in recent years primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the plan, net of forfeitures, were $119 million, $90 million and $78 million in fiscal 2011, 2010 and 2009, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were approximately $260 million and $216 million as of May 31, 2011 and 2010, respectively, and are presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $38 million and $29 million for fiscal 2011 and 2010 (insignificant for fiscal 2009). The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans were $584 million and $181 million as of May 31, 2011, respectively, and $636 million and $196 million as of May 31, 2010, respectively.

15.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2011	2010	2009
Domestic	$6,378	$4,282	$3,745
Foreign	5,033	3,961	4,089

Total income before provision for income taxes	$11,411	$8,243	$7,834

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2011	2010	2009
Current provision:
Federal	$1,817	$1,307	$1,341
State	263	299	361
Foreign	1,037	1,013	934

Total current provision	3,117	2,619	2,636

Deferred provision (benefit):
Federal	(179)	(380)	(177)
State	14	(76)	(52)
Foreign	(88)	(55)	(166)

Total deferred benefit	(253)	(511)	(395)

Total provision for income taxes	$2,864	$2,108	$2,241

Effective income tax rate	25.1%	25.6%	28.6%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2011	2010	2009
Tax provision at statutory rate	$3,994	$2,885	$2,742
Foreign earnings at other than United States rates	(1,125)	(672)	(673)
State tax expense, net of federal benefit	188	161	201
Settlements and releases from judicial decisions and statute expirations, net	(53)	(315)	25
Domestic production activity deduction	(206)	(95)	(82)
Other, net	66	144	28

Total provision for income taxes	$2,864	$2,108	$2,241

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2011	2010
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Acquired intangible assets	(1,816)	(2,128)
Other	(44)	(101)

Total deferred tax liabilities	$(1,990)	$(2,359)

Deferred tax assets:
Accruals and allowances	$543	$629
Employee compensation and benefits	742	649
Differences in timing of revenue recognition	305	67
Depreciation and amortization	483	357
Tax credit and net operating loss carryforwards	2,675	2,916
Other	119	250

Total deferred tax assets	$4,867	$4,868

Valuation allowance	$(772)	$(649)

Net deferred tax assets	$2,105	$1,860

Recorded as:
Current deferred tax assets	$1,189	$1,159
Non-current deferred tax assets	1,076	1,267
Current deferred tax liabilities (in other current liabilities)	(101)	(142)
Non-current deferred tax liabilities	(59)	(424)

Net deferred tax assets	$2,105	$1,860

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2011, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $16.1 billion and $4.9 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $4.6 billion and $1.6 billion, respectively.

Our net deferred tax assets were $2.1 billion and $1.9 billion as of May 31, 2011 and May 31, 2010, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $772 million at May 31, 2011 and $649 million at May 31, 2010. Substantially all of the valuation allowance relates to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

At May 31, 2011, we had federal net operating loss carryforwards of approximately $751 million. These losses expire in various years between fiscal 2012 and fiscal 2030, and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $3.2 billion, which expire between fiscal 2012 and fiscal 2030, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.7 billion, which are subject to limitations on their utilization. Approximately $1.5 billion of these net operating losses are not currently subject to expiration dates. The remainder, approximately $171 million, expire between fiscal 2012 and fiscal 2021. We had tax credit carryforwards of approximately $1.2 billion, which are subject to limitations on their utilization. Approximately $361 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $826 million, expire in various years between fiscal 2012 and fiscal 2029.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2011	2010	2009
Gross unrecognized tax benefits as of June 1	$2,527	$2,262	$1,693
Increases related to tax positions from prior fiscal years	128	94	434
Decreases related to tax positions from prior fiscal years	(102)	(491)	(86)
Increases related to tax positions taken during current fiscal year	639	813	370
Settlements with tax authorities	(23)	(88)	(41)
Lapses of statutes of limitation	(53)	(48)	(25)
Other, net	44	(15)	(83)

Total gross unrecognized tax benefits as of May 31	$3,160	$2,527	$2,262

As of May 31, 2011, $2.3 billion of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $22 million, $3 million and $142 million during fiscal 2011, 2010 and 2009, respectively. Interest and penalties accrued as of May 31, 2011 and 2010 were $669 million and $576 million, respectively.

During fiscal 2010, the provision for income taxes was reduced due to judicial decisions, including the March 2010 U.S. Court of Appeals Ninth Circuit ruling in Xilinx v. Commissioner, and settlements with various worldwide tax authorities.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2010. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, issues related to certain capital gains and losses, extraterritorial income exemptions, domestic production activity deductions, stewardship deductions, stock-based compensation and foreign tax credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2011, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $538 million ($474 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2011, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

$285 million ($181 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing. Other issues are related to years with expiring statutes of limitation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

We previously negotiated three successive unilateral Advance Pricing Agreements with the U.S. Internal Revenue Service (IRS) that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements are effective for fiscal years through May 31, 2006. We have reached final agreement with the IRS for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2013. However, these agreements do not cover substantial elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized bilateral Advance Pricing Agreements, which are effective for the years ending May 31, 2002 through May 31, 2006 and May 31, 2007 through May 31, 2013.

16.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. As a result of our acquisition of Sun in fiscal 2010, we entered into a new hardware systems business with two operating segments as described further below. We have three businesses—software, hardware systems and services—which are further divided into seven operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of three operating segments: (1) consulting, (2) Cloud Services, which was formerly named On Demand, and (3) education.

The new software licenses line of business is engaged in the licensing of database and middleware software as well as our applications software. Database and middleware software generally includes database management software, application server software, Service-Oriented Architecture and business process management software, data integration software, business intelligence software, identity and access management software, content management software, portals and user interaction software, and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software, customer relationship management software, enterprise performance management software, supply chain management software, business intelligence applications software, enterprise portfolio project management software, web commerce software and industry-specific applications software.

The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of computer server and storage product offerings and hardware-related software, including the Oracle Solaris Operating System. Most of our computer

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

servers are based on our SPARC family of microprocessors and on microprocessors from Intel Corporation. Our servers range from high performance computing servers to cost efficient, entry-level servers, and run with Oracle Solaris, Oracle Linux and certain other operating systems environments. Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments. Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services, and technical support services.

The consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Cloud Services include Oracle Cloud Services and Advanced Customer Services offerings. Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provides support services, both on-site and remote, to customers to enable increased performance and higher availability of their products and services. The education line of business provides instructor-led, media-based and internet-based training in the use of our software and hardware products.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segments’ results.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

The following table presents a summary of our businesses’ and operating segments’ results:

	Year Ended May 31,
(in millions)	2011	2010	2009
New software licenses:
Revenues(1)	$9,220	$7,525	$7,112
Sales and distribution expenses	4,692	3,980	4,006

Margin(2)	$4,528	$3,545	$3,106
Software license updates and product support:
Revenues(1)	$14,876	$13,175	$11,997
Software license update and product support expenses	1,144	958	1,012

Margin(2)	$13,732	$12,217	$10,985
Total software business:
Revenues(1)	$24,096	$20,700	$19,109
Expenses	5,836	4,938	5,018

Margin(2)	$18,260	$15,762	$14,091
Hardware systems products:
Revenues	$4,382	$1,493	$—
Hardware systems products expenses	2,061	850	—
Sales and distribution expenses	960	307	—

Margin(2)	$1,361	$336	$—
Hardware systems support:
Revenues(1)	$2,710	$912	$—
Hardware systems support expenses	1,221	408	—

Margin(2)	$1,489	$504	$—
Total hardware systems business:
Revenues(1)	$7,092	$2,405	$—
Expenses	4,242	1,565	—

Margin(2)	$2,850	$840	$—
Consulting:
Revenues(1)	$2,901	$2,705	$3,221
Services expenses	2,331	2,319	2,686

Margin(2)	$570	$386	$535
Cloud Services:
Revenues(1)	$1,376	$887	$780
Services expenses	1,042	679	566

Margin(2)	$334	$208	$214
Education:
Revenues(1)	$385	$337	$385
Services expenses	270	247	282

Margin(2)	$115	$90	$103
Total services business:
Revenues(1)	$4,662	$3,929	$4,386
Services expenses	3,643	3,245	3,534

Margin(2)	$1,019	$684	$852
Totals:
Revenues(1)	$35,850	$27,034	$23,495
Expenses	13,721	9,748	8,552

Margin(2)	$22,129	$17,286	$14,943

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for management reporting included $80 million, $86 million and $243 million of revenues that we did not recognize in the accompanying consolidated statements of operations in fiscal 2011, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amount of $148 million and $128 million in fiscal 2011 and 2010, respectively. See Note 10 for an explanation of these adjustments and the following table for a reconciliation of operating segment revenues to total revenues.

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

The following table reconciles operating segment revenues to total revenues as well as operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2011	2010	2009
Total revenues for reportable segments	$35,850	$27,034	$23,495
Software license updates and product support revenues(1)	(80)	(86)	(243)
Hardware systems support revenues(1)	(148)	(128)	—

Total revenues	$35,622	$26,820	$23,252

Total margin for reportable segments	$22,129	$17,286	$14,943
Software license updates and product support revenues(1)	(80)	(86)	(243)
Hardware systems support revenues(1)	(148)	(128)	—
Hardware systems products expenses(2)	—	(29)	—
Product development and information technology expenses	(4,778)	(3,479)	(2,984)
Marketing and partner program expenses	(601)	(503)	(439)
Corporate and general and administrative expenses	(800)	(755)	(634)
Amortization of intangible assets	(2,428)	(1,973)	(1,713)
Acquisition related and other	(208)	(154)	(117)
Restructuring	(487)	(622)	(117)
Stock-based compensation	(500)	(421)	(340)
Interest expense	(808)	(754)	(630)
Non-operating income (expense), net	120	(139)	108

Income before provision for income taxes	$11,411	$8,243	$7,834

(1)

Software license updates and product support revenues for management reporting include $80 million, $86 million and $243 million of revenues that we did not recognize in the accompanying consolidated statements of operations for fiscal 2011, 2010 and 2009, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by Sun as an independent entity, in the amounts of $148 million and $128 million for fiscal 2011 and 2010, respectively. See Note 10 for an explanation of these adjustments and this table for a reconciliation of operating segment revenues to total revenues.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for fiscal 2011, 2010 or 2009.

	As of and for the Year Ended May 31,
	2011		2010		2009
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$15,274	$2,359	$11,472	$2,141	$10,190	$1,466
United Kingdom	2,200	168	1,685	136	1,587	89
Japan	1,731	551	1,349	505	1,189	485
Germany	1,475	29	1,112	20	956	5
Canada	1,174	16	888	10	737	13
France	1,145	15	965	24	856	8
Australia	1,041	34	687	28	517	26
Other countries	11,582	661	8,662	632	7,220	436

Total	$35,622	$3,833	$26,820	$3,496	$23,252	$2,528

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2011	2010	2009
Net income	$8,547	$6,135	$5,593

Weighted average common shares outstanding	5,048	5,014	5,070
Dilutive effect of employee stock plans	80	59	60

Diluted weighted average common shares outstanding	5,128	5,073	5,130

Basic earnings per share	$1.69	$1.22	$1.10
Diluted earnings per share	$1.67	$1.21	$1.09
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	57	141	173

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

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

The parties have completed discovery and filed briefing on claim construction and summary judgment motions. A Markman hearing and oral argument on summary judgment motions were held October 3, 2008. A court-ordered mediation was held on October 8, 2008, which did not result in a settlement. On December 4, 2008, the court issued an order granting summary judgment that our Web Cache, Internet Application Server, and RAC Database do not infringe the patents. The court also denied our motion for summary judgment that the patents are invalid, and denied in part and granted in part Parallel Networks’ motion for summary judgment that certain prior art references do not invalidate the patents through anticipation. Trial was scheduled to begin on January 12, 2009, on issues of invalidity and inequitable conduct. On December 23, 2008, the parties reached an agreement allowing Parallel Networks to immediately appeal the court’s summary judgment order and preserving Oracle’s invalidity and inequitable conduct claims in the event that the matter is remanded for trial at a later time. On January 23, 2009, Parallel Networks filed a notice of appeal. A court-ordered mediation was held on June 1, 2009, which did not result in a settlement. The appellate court heard oral argument on December 10, 2009 after full briefing. On April 28, 2010, the Federal Circuit issued a decision vacating the district court’s grant of summary judgment of noninfringement in Oracle’s favor and remanding the case to the district court for further proceedings. On May 28, 2010, Oracle filed a Petition for Rehearing with the Federal Circuit which was denied on June 11, 2010. Trial was set to begin on May 16, 2011. On May 13, 2011, however, the parties reached agreement on a settlement agreement and patent license agreement. All claims in the matter were dismissed, with prejudice, on May 16, 2011.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

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

On June 9, 2011, the court entered a stipulated order, requiring SAP to post an appeal bond in the amount of approximately $1.3 billion by June 23, 2011. SAP posted a bond in this amount, and in a June 22, 2011, order, the court approved the bond.

Derivative Litigation and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors. Citing the claims in a qui tam action (discussed below), plaintiffs allege that Oracle improperly overcharged the United States government by failing to provide discounts required under its contract with the General Services Administration (GSA), and that Oracle made false statements to the United States government. Plaintiffs alleged that the officer and director defendants are responsible for this alleged conduct and have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control, and unjust enrichment. The plaintiffs seek compensatory and other damages, restitution, disgorgement of alleged illicit proceeds, punitive damages and

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2011

other relief. On September 20, 2010, Oracle removed the San Mateo action to the United States District Court for the Northern District of California. On September 30, 2010, plaintiff in the former San Mateo action brought a motion to remand that case to San Mateo Superior Court. On October 28, 2010, Oracle brought a motion to dismiss the two actions, arguing that the Delaware Chancery Court is the proper venue for both actions. On January 3, 2011, the court denied plaintiff’s motion to remand, and the court also denied Oracle’s motion to dismiss the actions for improper venue. Thereafter, the two cases were consolidated, and on February 10, 2011, plaintiffs filed a consolidated complaint. On March 31, 2011, Oracle filed a motion to dismiss the consolidated complaint, and the individual defendants brought a separate motion to dismiss. Plaintiffs filed a consolidated opposition to these motions on April 28, 2011, and defendants filed a consolidated reply on May 19, 2011. The court heard oral arguments on these motions on June 2, 2011, but has not yet ruled on these motions. As discussed in the paragraph below, Oracle believes that the claims in the qui tam action are meritless.

On June 16, 2009, the United States Department of Justice notified us that a qui tam action had been filed against the Company in the United States District Court for the Eastern District of Virginia and that the government was conducting an investigation of the allegations in the sealed complaint. On July 29, 2010, the United States government filed a Complaint in Intervention in that action, alleging that Oracle made false and fraudulent statements to the GSA in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to Oracle’s commercial customers, and discounts provided to government purchasers. The government alleges that Oracle also improperly manipulated commercial sales to avoid the discounting restrictions imposed by the GSA contract, reiterated and confirmed in 2001 false statements allegedly made during the 1997-98 contract negotiations, and breached a duty to inform the government about discounts offered to commercial customers. The Complaint in Intervention alleges False Claims Act violations and claims for breach of contract, fraud in the inducement, constructive fraud, fraud by omission, payment by mistake, and unjust enrichment. The Complaint in Intervention seeks statutory penalties and damages, including treble damages. Oracle filed a motion to dismiss the complaint and on November 3, 2010, the court granted the motion in part and denied it in part. The court dismissed the government’s claims to the extent they arose before May 29, 2001, and ordered the government to file a new complaint. This First Amended Complaint was filed on November 16, 2010, and makes allegations similar to those in the original complaint. Oracle filed a motion to dismiss the First Amended Complaint, which was denied. Oracle answered the First Amended Complaint on February 1, 2011. The parties are currently engaged in discovery. Fact discovery is currently scheduled to close on August 9, 2011, and the final pretrial conference is scheduled for August 18, 2011 unless extended by the court. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2009	$303	118	(128)	(23)	$270

May 31, 2010	$270	143	(92)	(16)	$305

May 31, 2011	$305	164	(113)	16	$372

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 27, 2011	By:	/s/ LAWRENCE J. ELLISON
Lawrence J. Ellison
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2011

/S/ SAFRA A. CATZ Safra A. Catz	President, Chief Financial Officer and Director (Principal Financial Officer)	June 27, 2011

/S/ WILLIAM COREY WEST William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 27, 2011

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors	June 27, 2011

/S/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 27, 2011

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 27, 2011

/S/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 27, 2011

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 27, 2011

/S/ GEORGE H. CONRADES George H. Conrades	Director	June 27, 2011

/S/ MARK V. HURD Mark V. Hurd	President and Director	June 27, 2011

/S/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 27, 2011

/S/ DONALD L. LUCAS Donald L. Lucas	Director	June 27, 2011

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 27, 2011

ORACLE CORPORATION

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By
3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Form of Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Form of New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 3.75% Note due 2014, 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.08	Forms of 3.875% Note due 2020 and 5.375% Note due 2040, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 13, 2009	10-Q	000-51788	10.03	9/21/09	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 29, 2004	8-K	000-14376	10.07	11/4/04	Oracle Systems Corporation

10.05*	Form of Stock Option Agreements for the Amended and Restated 2000 Long-Term Equity Incentive Plan	10-Q	000-51788	10.08	9/26/07	Oracle Corporation

10.06*	Form of Stock Option Agreement for Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-14376	10.09	9/17/04	Oracle Systems Corporation

10.07*	Form of Indemnification Agreement for Directors and Executive Officers	10-Q	000-14376	10.10	9/17/04	Oracle Systems Corporation

10.08	Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

10.09	Issuing and Paying Agency Agreement between Oracle Corporation and JP Morgan Chase Bank, National Association dated as of February 3, 2006	8-K	000-51788	10.3	2/9/06	Oracle Corporation

10.10*	Description of the Fiscal Year 2010 Executive Bonus Plan	10-Q	000-51788	10.25	12/22/09	Oracle Corporation

10.11*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.12*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.13*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.14*	Amended and Restated Oracle Corporation 2000 Long-Term Equity Incentive Plan, as amended on October 6, 2010	8-K	000-51788	10.29	10/13/10	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.15*	Resignation Agreement dated May 11, 2011 between Oracle Corporation and Jeffrey E. Epstein						X

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended May 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Equity for the years ended May 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended May 31, 2011, 2010 and 2009, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedule II						X

*	Indicates management contract or compensatory plan or arrangement