Form 10-Q
period 2011-08-31
ORACLE CORP
filed 2011-09-23
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

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

The number of shares of registrant’s common stock outstanding as of September 16, 2011 was: 5,044,602,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our expectation that our software business’ total revenues and our profits generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our international operations providing a significant portion of our total revenues and expenses;

•

our expectation to continue to make investments in research and development and related product opportunities, including those related to improve existing hardware products and services or develop new hardware products and services;

•	our expectation to grow our consulting revenues;

•	the sufficiency of our sources of funding;

•

our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations;

•	our expectation that the amount of the earn-out related to the acquisition of Pillar Data Systems, Inc. or its potential impact will not be material to our results of operations or financial position;

•	our expectation of incurring the majority of the remaining expenses pursuant to the Sun Restructuring Plan through the remainder of fiscal 2012;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2012, which runs from June 1, 2011 to May 31, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2011 and May 31, 2011

(Unaudited)

	$000,000	$000,000
(in millions, except per share data)	August 31, 2011	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,162	$16,163
Marketable securities	18,498	12,685
Trade receivables, net of allowances for doubtful accounts of $383 and $372 as of August 31, 2011 and May 31, 2011, respectively	4,194	6,628
Inventories	259	303
Deferred tax assets	1,262	1,189
Prepaid expenses and other current assets	1,831	2,206

Total current assets	39,206	39,174

Non-current assets:
Property, plant and equipment, net	2,930	2,857
Intangible assets, net	7,662	7,860
Goodwill	21,831	21,553
Deferred tax assets	1,152	1,076
Other assets	1,078	1,015

Total non-current assets	34,653	34,361

Total assets	$73,859	$73,535

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$—	$1,150
Accounts payable	614	701
Accrued compensation and related benefits	1,553	2,320
Deferred revenues	7,925	6,802
Other current liabilities	2,964	3,219

Total current liabilities	13,056	14,192

Non-current liabilities:
Notes payable and other non-current borrowings	14,789	14,772
Income taxes payable	3,281	3,169
Other non-current liabilities	1,494	1,157

Total non-current liabilities	19,564	19,098

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,051 shares as of August 31, 2011 and 5,068 shares as of May 31, 2011	16,915	16,653
Retained earnings	23,385	22,581
Accumulated other comprehensive income	592	542

Total Oracle Corporation stockholders’ equity	40,892	39,776
Noncontrolling interests	347	469

Total equity	41,239	40,245

Total liabilities and equity	$73,859	$73,535

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2011 and 2010

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2011	2010
Revenues:
New software licenses	$1,498	$1,286
Software license updates and product support	4,022	3,450

Software revenues	5,520	4,736
Hardware systems products	1,029	1,079
Hardware systems support	645	619

Hardware systems revenues	1,674	1,698
Services	1,180	1,068

Total revenues	8,374	7,502

Operating expenses:
Sales and marketing(1)	1,630	1,333
Software license updates and product support(1)	297	308
Hardware systems products(1)	472	557
Hardware systems support(1)	283	301
Services(1)	936	896
Research and development	1,050	1,103
General and administrative	311	272
Amortization of intangible assets	592	603
Acquisition related and other	19	83
Restructuring	101	129

Total operating expenses	5,691	5,585

Operating income	2,683	1,917
Interest expense	(192)	(196)
Non-operating income (expense), net	(20)	74

Income before provision for income taxes	2,471	1,795
Provision for income taxes	631	443

Net income	$1,840	$1,352

Earnings per share:
Basic	$0.36	$0.27

Diluted	$0.36	$0.27

Weighted average common shares outstanding:
Basic	5,062	5,026

Diluted	5,150	5,083

Dividends declared per common share	$0.06	$0.05

(1)	Exclusive of amortization of intangible assets, which is shown separately below

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2011 and 2010

(Unaudited)

	Three Months Ended August 31,
(in millions)	2011	2010
Cash Flows From Operating Activities:
Net income	$1,840	$1,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117	99
Amortization of intangible assets	592	603
Deferred income taxes	(116)	(15)
Stock-based compensation	148	130
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	39	24
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(24)	(10)
Other, net	27	26
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,483	1,942
Decrease in inventories	57	11
Decrease in prepaid expenses and other assets	469	348
Decrease in accounts payable and other liabilities	(1,374)	(898)
Increase (decrease) in income taxes payable	159	(529)
Increase in deferred revenues	1,004	734

Net cash provided by operating activities	5,421	3,817

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(12,588)	(7,650)
Proceeds from maturities and sales of marketable securities and other investments	6,768	4,684
Acquisitions, net of cash acquired	(343)	(832)
Capital expenditures	(160)	(118)

Net cash used for investing activities	(6,323)	(3,916)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(800)	(249)
Proceeds from issuances of common stock	182	169
Payments of dividends to stockholders	(304)	(251)
Proceeds from borrowings, net of issuance costs	—	3,204
Repayments of borrowings	(1,150)	(885)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	24	10
Distributions to noncontrolling interests	(163)	(38)

Net cash (used for) provided by financing activities	(2,211)	1,960

Effect of exchange rate changes on cash and cash equivalents	112	243

Net (decrease) increase in cash and cash equivalents	(3,001)	2,104
Cash and cash equivalents at beginning of period	16,163	9,914

Cash and cash equivalents at end of period	$13,162	$12,018

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$—	$1
Fair value of contingent consideration payable in connection with acquisition	$346	$—
Increase in unsettled repurchases of common stock	$23	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2012.

There have been no significant changes in new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 that have had a significant impact on our consolidated financial statements or notes thereto.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (further discussed in Note 2 below), and certain other operating expenses, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Three Months Ended August 31,
(in millions)	2011	2010
Transitional and other employee related costs	$11	$49
Stock-based compensation	1	1
Professional fees and other, net	—	31
Business combination adjustments, net	7	2

Total acquisition related and other expenses	$19	$83

Non-Operating Income (Expense), net

Non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan), and net other income (losses), including net realized gains and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended August 31,
(in millions)	2011	2010
Interest income	$57	$34
Foreign currency gains (losses), net	(29)	49
Noncontrolling interests in income	(28)	(26)
Other income (losses), net	(20)	17

Total non-operating income (expense), net	$(20)	$74

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, net foreign currency translation gains and losses, net unrealized gains and losses related to defined benefit plans and net unrealized gains and losses on marketable debt and equity securities that we classify as available-for-sale. The following table sets forth the calculation of comprehensive income:

	Three Months Ended August 31,
(in millions)	2011	2010
Net income	$1,840	$1,352
Foreign currency translation gains, net	52	150
Unrealized gains on defined benefit plans, net	1	2
Unrealized losses on marketable securities, net	(3)	—

Comprehensive income	$1,890	$1,504

Sales of Financing Receivables

We offer certain of our customers the option to acquire our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended August 31, 2011, $779 million of financing receivables were sold to financial institutions.

Recent Accounting Pronouncements

Testing Goodwill for Impairment:    In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements:    In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2012 Acquisitions

Acquisition of Pillar Data Systems, Inc.

On July 18, 2011, we acquired Pillar Data Systems, Inc. (Pillar Data), a provider of enterprise storage systems solutions. Prior to the acquisition, Pillar Data was directly and indirectly majority-owned and controlled by Lawrence J. Ellison, our Chief Executive Officer, director and largest stockholder. Pursuant to the agreement and plan of merger dated as of June 29, 2011 (Merger Agreement), we acquired all of the issued and outstanding equity interests of Pillar Data from the stockholders, including Mr. Ellison and his affiliates, and the holders of stock options of Pillar Data, in exchange for rights to receive contingent cash consideration (Earn-Out), if any, pursuant to an Earn-Out calculation (described more fully below) and subject to certain conditions. An affiliate of Mr. Ellison’s has a preference right to receive the first approximately $565 million of the Earn-Out, if any. Mr. Ellison and his affiliates also have rights to 55% of any amount of the Earn-Out that exceeds $565 million.

The Earn-Out will be calculated with respect to a three-year period commencing with our second quarter of fiscal 2012 and concluding with our first quarter of fiscal 2015 (Earn-Out Period). The Earn-Out will be an amount (if positive) calculated based on the product of (i) the difference between (x) future revenues generated from the sale of certain Pillar Data products during Oracle’s last four full fiscal quarters during the Earn-Out Period minus (y) certain losses associated with certain Pillar Data products incurred over the entire Earn-Out Period, multiplied by (ii) three. Our obligation to pay the Earn-Out will be subject to reduction as a result of our right to set-off the amount of any indemnification claims we may have under the Merger Agreement. We do not expect the amount of the Earn-Out or its potential impact will be material to our results of operations or financial position.

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. The estimated fair value of the liability for contingent consideration, representing the preliminary purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. This preliminary purchase price payable may differ from the amount that is ultimately payable via the Earn-Out calculation (described above) with any changes in the liability recorded as acquisition related and other in our consolidated statement of operations until the liability is settled. We have preliminarily recorded $142 million of identifiable intangible assets and $10

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

million of net tangible liabilities, based on their estimated fair values, and $214 million of residual goodwill. The fair value of the liability was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Pillar Data during the Earn-Out Period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Merger Agreement. Subsequent to the date of acquisition, the estimated fair value of the Earn-Out liability increased to $353 million as of August 31, 2011 primarily as a result of the passage of time and the corresponding impact of discounting.

Other Fiscal 2012 Acquisitions

During the first quarter of fiscal 2012, we acquired certain other companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates.

The preliminary estimates of fair value for the assets acquired and liabilities assumed for acquisitions completed during the first quarter of fiscal 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, and income and non-income based taxes.

We have also agreed to acquire certain companies for amounts that are not material to our business. We expect to close such acquisitions within the next twelve months.

Fiscal 2011 Acquisitions

On January 5, 2011, we completed our acquisition of Art Technology Group, Inc. (ATG), a provider of eCommerce software and related on demand commerce optimization applications. We have included the financial results of ATG in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for ATG was approximately $1.0 billion, which consisted of approximately $990 million in cash and $16 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $404 million of identifiable intangible assets and $50 million of net tangible assets, based on their estimated fair values, and $552 million of residual goodwill.

On August 11, 2010, we completed our acquisition of Phase Forward Incorporated (Phase Forward), a provider of applications for life sciences companies and healthcare providers. We have included the financial results of Phase Forward in our consolidated financial statements from the date of acquisition. The total purchase price for Phase Forward was approximately $736 million, which consisted of approximately $735 million in cash and $1 million for the fair value of restricted stock-based awards assumed. We recorded $370 million of identifiable intangible assets, $20 million of in-process research and development and $17 million of net tangible assets, based on their estimated fair values, and $329 million of residual goodwill.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

The estimates of fair values for the assets acquired and liabilities assumed for certain acquisitions completed during fiscal 2011 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, and income and non-income based taxes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Pillar Data, ATG, Phase Forward and certain other companies that we acquired since the beginning of fiscal 2011 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2011.

The unaudited pro forma financial information for the three months ended August 31, 2011 combined the historical results of Oracle for the three months ended August 31, 2011, the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2011 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three months ended August 31, 2010 combined the historical results of Oracle for the three months ended August 31, 2010, the historical results of Pillar Data for the three months ended September 30, 2010 (due to differences in reporting periods), the historical results of ATG for the three months ended September 30, 2010 (due to differences in reporting periods), the historical results of Phase Forward for the three months ended June 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired Phase Forward), the historical results of certain other companies that we acquired since the beginning of fiscal 2011 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended August 31,
(in millions, except per share data)	2011	2010
Total revenues	$8,385	$7,617
Net income	$1,831	$1,324
Basic earnings per share	$0.36	$0.26
Diluted earnings per share	$0.36	$0.26

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with the guidance provided by ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	August 31, 2011				May 31, 2011
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Assets:
Money market funds	$65	$—	$—	$65	$3,362	$—	$3,362
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,415	—	—	1,415	1,150	—	1,150
Commercial paper debt securities	—	16,863	—	16,863	—	11,884	11,884
Corporate debt securities and other	101	1,879	—	1,980	106	1,885	1,991
Derivative financial instruments	—	86	—	86	—	69	69

Total assets	$1,581	$18,828	$—	$20,409	$4,618	$13,838	$18,456

Liabilities:
Contingent consideration	$—	$—	$353	$353	$—	$—	$—

Total liabilities	$—	$—	$353	$353	$—	$—	$—

Our valuation techniques used to measure the fair values of our money market funds, U.S. Treasury, U.S. government and U.S. government agency debt securities and certain other marketable securities that were classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates, if any, within one year from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, generally all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others. Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with our acquisition of Pillar Data are described in Note 2.

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our condensed consolidated financial statements. Based on the trading prices of our $14.8 billion and $15.9 billion of borrowings, which consisted of senior notes that were outstanding at August 31, 2011 and senior notes

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

and short-term borrowings that were outstanding as of May 31, 2011, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at August 31, 2011 and May 31, 2011 were $16.9 billion and $17.4 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

	$000,000	$000,000
(in millions)	August 31, 2011	May 31, 2011
Raw materials	$73	$94
Work-in-process	27	17
Finished goods	159	192

Total	$259	$303

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2012 and the net book value of intangible assets at August 31, 2011 and May 31, 2011 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
(Dollars in millions)	May 31, 2011	Additions	August 31, 2011	May 31, 2011	Expense	August 31, 2011	May 31, 2011	August 31, 2011
Software support agreements and related relationships	$5,177	$28	$5,205	$(2,745)	$(144)	$(2,889)	$2,432	$2,316	9 years
Hardware systems support agreements and related relationships	760	8	768	(147)	(29)	(176)	613	592	7 years
Developed technology	6,034	68	6,102	(3,728)	(234)	(3,962)	2,306	2,140	5 years
Core technology	2,295	253	2,548	(1,272)	(80)	(1,352)	1,023	1,196	6 years
Customer relationships	2,063	28	2,091	(926)	(89)	(1,015)	1,137	1,076	7 years
Trademarks	528	9	537	(229)	(16)	(245)	299	292	7 years

Total intangible assets subject to amortization	16,857	394	17,251	(9,047)	(592)	(9,639)	7,810	7,612
In-process research and development	50	—	50	—	—	—	50	50	N.A.

Total intangible assets, net	$16,907	$394	$17,301	$(9,047)	$(592)	$(9,639)	$7,860	$7,662

Total amortization expense related to our intangible assets was $592 million and $603 million for the three months ended August 31, 2011 and 2010, respectively. As of August 31, 2011, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2012	$1,737
Fiscal 2013	1,967
Fiscal 2014	1,619
Fiscal 2015	1,220
Fiscal 2016	717
Fiscal 2017	176
Thereafter	176

Total intangible assets subject to amortization	7,612
In-process research and development	50

Total intangible assets, net	$7,662

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2011 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Other(2)	Total
Balances as of May 31, 2011	$6,785	$12,052	$1,009	$1,707	$21,553
Goodwill from acquisitions	56	46	183	31	316
Goodwill adjustments(1)	(31)	(6)	—	(1)	(38)

Balances as of August 31, 2011	$6,810	$12,092	$1,192	$1,737	$21,831

(1)

Pursuant to our business combinations accounting policy, we record goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(2)	Represents goodwill allocated to our other operating segments.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In accordance with our obligations under a registration rights agreement entered into in connection with the original issuance of our $3.25 billion of fixed rate senior notes consisting of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes, and together with the 2020 Notes, the Original Senior Notes) in July 2010, we are in the process of completing a registered offer to exchange the Original Senior Notes for new freely tradable notes having terms substantially identical to the Original Senior Notes.

Revolving Credit Agreements

On May 27, 2011, we entered into two revolving credit agreements with BNP Paribas, as initial lender and administrative agent, and BNP Paribas Securities Corp., as sole lead arranger and sole bookrunner (the 2011 Credit Agreements), and borrowed $1.15 billion pursuant to these agreements. As of June 30, 2011, we repaid the $1.15 billion and the 2011 Credit Agreements expired pursuant to their terms.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

7.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun Microsystems, Inc. (Sun) (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $1.0 billion consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. We recorded $80 million of restructuring expenses in connection with the Sun Restructuring Plan in the first quarter of fiscal 2012, and we expect to incur the majority of the approximately $170 million of remaining expenses pursuant to the Sun Restructuring Plan

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

through the remainder of fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2011(2)	Three Months Ended August 31, 2011				Accrued August 31, 2011(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$14	$16	$—	$(15)	$—	$15	$85	$108
Software license updates and product support	19	6	(1)	(11)	1	14	62	89
Hardware systems business	10	5	5	(9)	—	11	121	140
Services	9	9	—	(9)	—	9	65	74
General and administrative and other	100	44	(4)	(37)	1	104	528	620

Total Sun Restructuring	$152	$80	$—	$(81)	$2	$153	$861	$1,031

Total other restructuring plans(6)	$297	$10	$4	$(35)	$3	$279

Total restructuring plans(7)	$449	$90	$4	$(116)	$5	$432

(1)

Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other which included $6 million recorded during the first three months of fiscal 2012 for facilities related restructuring and contract termination costs.

(2)

The balances at August 31, 2011 and May 31, 2011 included $239 million and $244 million, respectively, recorded in other current liabilities and $193 million and $205 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments are changes in estimates whereby all increases and decreases in costs are generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and other adjustments.

(6)

Other restructuring plans presented in the table above included condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the current impact to our consolidated statements of operations was not significant.

(7)	Restructuring plans included in this footnote represent those plans that management has deemed the most significant.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2011	May 31, 2011
Software license updates and product support	$6,494	$5,386
Hardware systems support	729	687
Services	410	438
New software licenses	263	263
Hardware systems products	29	28

Deferred revenues, current	7,925	6,802
Deferred revenues, non-current (in other non-current liabilities)	311	316

Total deferred revenues	$8,236	$7,118

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenue for these services is recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time based arrangements and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met and transactions that cannot be segmented from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the software license updates and product support obligations and hardware systems support obligations assumed from our acquired companies. We have estimated the fair values of the support obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the acquired support obligations. Substantially all of the fair value adjustments recorded for support obligations assumed reduce the software license updates and product support and hardware systems support deferred revenue balances that we record as liabilities and also reduce the resulting revenues that we recognize over the support contract term of the acquired contracts during the post-combination periods.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. As of August 31, 2011 and May 31, 2011, the fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $86 million and $69 million, respectively.

We do not use any interest rate swap agreements for trading purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time. Our foreign currency exposures typically arise from intercompany sublicense fees, intercompany loans and other intercompany transactions that are expected to be cash settled in the near term. Our foreign currency forward contracts are generally short-term in duration. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized and unrealized gains or losses on foreign currency forward contracts to offset these exposures and other factors.

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

As of August 31, 2011 and May 31, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were each $2.5 billion, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.0 billion and $1.6 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at August 31, 2011 and May 31, 2011.

Included in our non-operating income (expense), net were $17 million of net losses related to these forward contracts for the three months ended August 31, 2011 (none for the three months ended August 31, 2010).

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors approved the expansion of our repurchase program by $8.0 billion and as of August 31, 2011, approximately $3.3 billion was available for share repurchases pursuant to our stock repurchase program. We repurchased 27.5 million shares for $823 million during the three months ended August 31, 2011 (including 1.7 million shares for $47 million that were repurchased but not settled) and 10.9 million shares for $249 million during the three months ended August 31, 2010 under the applicable repurchase programs.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

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

Dividends on Common Stock

In the first quarter of fiscal 2012, our Board of Directors declared a cash dividend of $0.06 per share of our outstanding common stock, which we paid during the same period.

In September 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per share of our outstanding common stock payable on November 2, 2011 to stockholders of record as of the close of business on October 12, 2011. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2011	2010
Sales and marketing	$26	$23
Software license updates and product support	4	5
Hardware systems products	1	1
Hardware systems support	1	1
Services	4	4
Research and development	71	59
General and administrative	40	36
Acquisition related and other	1	1

Total stock-based compensation	$148	$130

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three months ended August 31, 2011 and 2010:

	Three Months Ended August 31,
	2011	2010
Expected life (in years)	5.2	5.2
Risk-free interest rate	1.7%	1.8%
Volatility	30%	33%
Dividend yield	0.7%	0.9%
Weighted-average fair value per share	$8.78	$6.34

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by our Board of Directors and the volatility input is calculated based on the implied volatility of our longest-term, traded options.

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, and the U.S. domestic production activity deduction. Our effective tax rate was 25.6% and 24.7% for the three months ended August 31, 2011 and 2010, respectively.

Our net deferred tax assets were $2.3 billion and $2.1 billion as of August 31, 2011 and May 31, 2011, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have three businesses—software, hardware systems and services—which are further divided into certain operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. All other operating segments are combined under our services business.

The new software licenses line of business is engaged in the licensing of database and middleware software, as well as our applications software. Database and middleware software generally includes database management software, application server software, Service-Oriented Architecture and business process management software,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

data integration software, business intelligence software, identity and access management software, content management software, portals and user interaction software, and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software, customer relationship management software, enterprise performance management software, supply chain management software, business intelligence applications software, enterprise portfolio project management software, web commerce software and industry-specific applications software.

The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of computer server and storage product offerings and hardware-related software, including the Oracle Solaris Operating System. Most of our computer servers are based on our SPARC family of microprocessors and on microprocessors from Intel Corporation. Our servers range from high performance computing servers to cost efficient, entry-level servers, and run with Oracle Solaris, Oracle Linux and certain other operating systems environments. Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments. Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support line of business offers customers contracts that provide software updates for the software components that are essential to the functionality of our hardware systems and storage products and may also include product repairs, maintenance services, and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting services, certain of our Oracle Cloud Services offerings, Advanced Customer Services and education services. Our consulting line of business primarily provides services to customers in business and information technology strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provide support services, both on-site and remote, to customers to enable increased performance and higher availability of their products and services. Education services provide training to customers, partners and employees as a part of our mission to further the adoption and usage of our software and hardware products by our customers and create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended August 31,
(in millions)	2011	2010
New software licenses:
Revenues(1)	$1,493	$1,282
Sales and distribution expenses	1,144	892

Margin(2)	$349	$390
Software license updates and product support:
Revenues(1)	$4,035	$3,475
Software license update and product support expenses	274	273

Margin(2)	$3,761	$3,202
Total software business:
Revenues(1)	$5,528	$4,757
Expenses	1,418	1,165

Margin(2)	$4,110	$3,592
Hardware systems products:
Revenues	$1,029	$1,079
Hardware systems products expenses	473	554
Sales and distribution expenses	266	230

Margin(2)	$290	$295
Hardware systems support:
Revenues(1)	$656	$680
Hardware systems support expenses	272	292

Margin(2)	$384	$388
Total hardware systems business:
Revenues(1)	$1,685	$1,759
Expenses	1,011	1,076

Margin(2)	$674	$683
Total services business:
Revenues(1)	$1,185	$1,072
Services expenses	914	852

Margin(2)	$271	$220
Totals:
Revenues(1)	$8,398	$7,588
Expenses	3,343	3,093

Margin(2)	$5,055	$4,495

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

management reporting included $13 million and $25 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by certain acquired companies, in the amount of $11 million and $61 million for the three months ended August 31, 2011 and 2010, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of total operating segment revenues to total revenues.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, information technology, marketing and partner programs, and corporate and general and administrative expenses. Additionally, the margins do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, or stock-based compensation.

The following table reconciles total operating segment revenues to total revenues, as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2011	2010
Total revenues for operating segments	$8,398	$7,588
Software license updates and product support revenues(1)	(13)	(25)
Hardware systems support revenues(1)	(11)	(61)

Total revenues	$8,374	$7,502

Total margin for operating segments	$5,055	$4,495
Software license updates and product support revenues(1)	(13)	(25)
Hardware systems support revenues(1)	(11)	(61)
Product development and information technology expenses	(1,076)	(1,159)
Marketing and partner program expenses	(132)	(134)
Corporate and general and administrative expenses	(268)	(233)
Amortization of intangible assets	(592)	(603)
Acquisition related and other	(19)	(83)
Restructuring	(101)	(129)
Stock-based compensation	(147)	(129)
Interest expense	(192)	(196)
Non-operating income (expense), net	(33)	52

Income before provision for income taxes	$2,471	$1,795

(1)

Software license updates and product support revenues for management reporting include $13 million and $25 million of revenues that we did not recognize in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by certain acquired companies as independent entities, in the amounts of $11 million and $61 million for the three months ended August 31, 2011 and 2010, respectively. See Note 8 for an explanation of these adjustments and this table for a reconciliation of total operating segment revenues to total revenues.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

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

	Three Months Ended August 31,
(in millions, except per share data)	2011	2010
Net income	$1,840	$1,352

Weighted average common shares outstanding	5,062	5,026
Dilutive effect of employee stock plans	88	57

Diluted weighted average common shares outstanding	5,150	5,083

Basic earnings per share	$0.36	$0.27
Diluted earnings per share	$0.36	$0.27
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	85	159

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly owned subsidiary, SAP America, Inc., and its wholly owned subsidiary, TomorrowNow, Inc., (the SAP Subsidiary, and collectively, the SAP Defendants) alleging that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The claims alleged in the final operative complaint, Oracle’s Fourth Amended Complaint, filed on August 18, 2009 include infringement of the federal Copyright Act, breach of contract, violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. The SAP Defendants filed an Answer on August 26, 2009.

Following the close of discovery and motion practice, on September 13, 2010, the court approved a stipulation by the parties whereby the SAP Subsidiary stipulated to all liability on all claims, and SAP AG and SAP America, Inc. stipulated to vicarious liability on the copyright claims against the SAP Subsidiary, and the SAP defendants retained all defenses related to damages.

Trial commenced November 1, 2010. On November 2, 2010, the court approved a stipulation by the parties, pursuant to which SAP AG and SAP America, Inc. stipulated to liability for its own contributory infringement of 120 of Oracle’s copyrights. Following trial on the sole issue of the amount of damages the SAP Defendants should pay to Oracle for the admitted infringement, the jury awarded Oracle the sum of $1.3 billion. The court entered judgment for that amount and for pre-judgment interest on February 3, 2011. The amount has not been received and has not been recorded as a benefit to our results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

On February 23, 2011, the SAP Defendants filed a motion for judgment as a matter of law and for new trial, and on September 1, 2011, the court granted the SAP Defendants’ motion. The court vacated the $1.3 billion award and held that the maximum amount of damages sustainable by the proof presented at trial is $272 million. The court further held that Oracle may accept a remittitur of $272 million or, alternatively, the court will order a new trial as to the amount of actual damages in the form of lost profits and infringer’s profits.

On September 12, 2011, Oracle filed a motion seeking permission to bring an immediate appeal of the trial court’s September 1, 2011 order. Oracle also filed a motion to stay all further proceedings pending the court’s ruling on the motion to file an appeal and pending any subsequent appellate proceedings. In response, on September 16, 2011, the court issued another order clarifying the September 1, 2011 order and inviting Oracle to file a revised motion for certification. The court also denied Oracle’s motion to stay proceedings pending appeal as premature but granted Oracle an extension of time to accept or reject the remittitur presented in the court’s September 1, 2011 order. On September 23, 2011, Oracle filed its revised motion for certification.

On September 8, 2011, the SAP Subsidiary was charged by the U.S. Attorney for the Northern District of California with criminal copyright infringement and unauthorized access to a protected computer with intent to defraud. On September 14, 2011, the SAP Subsidiary pled guilty as charged. Under the plea agreement reached with the U.S. Attorney’s office, the SAP Subsidiary is required to pay a fine of $20 million to the United States, to pay restitution to Oracle in an amount to be determined through the pending civil action, and to remain on probation for a term of three years.

Derivative Litigation and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors, and one officer and director who has since left the company. Citing the claims in a qui tam action (discussed below), plaintiffs allege that Oracle improperly overcharged the United States government by failing to provide discounts required under its contract with the General Services Administration (GSA), and that Oracle made false statements to the United States government. Plaintiffs alleged that the officer and director defendants are responsible for this alleged conduct and have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control, and unjust enrichment. Thereafter, the two cases were consolidated, and on February 10, 2011, plaintiffs filed a consolidated complaint. On March 31, 2011, Oracle filed a motion to dismiss the consolidated complaint, and the individual defendants brought a separate motion to dismiss. Plaintiffs filed a consolidated opposition to these motions on April 28, 2011, and defendants filed a consolidated reply on May 19, 2011. The court heard oral arguments on these motions on June 2, 2011, but has not yet ruled on these motions. As discussed below, Oracle believes that the claims in the qui tam action are meritless, and that there are additional defenses to plaintiffs’ bringing this action on Oracle’s behalf.

On September 8, 2011, another stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. Like the consolidated derivative actions discussed above, the derivative suit filed on September 8, 2011, also was brought by an alleged stockholder of Oracle, purportedly on our behalf, against some of our current officers and directors. Citing the claims in a qui tam action (discussed below), plaintiff alleges that Oracle improperly overcharged the United States government by failing to provide discounts required under its contract with the General Services Administration (GSA), and that Oracle made false statements to the United States government. Plaintiff alleged that the officer and director defendants are responsible for this alleged conduct and have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiff is pursuing claims for breach of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2011

(Unaudited)

fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiff is seeking compensatory and other damages, injunctive relief, imposition of a constructive trust, restitution, an award of attorneys’ fees and costs, and other relief. As discussed below, Oracle believes that the claims in the qui tam action are meritless and that there are additional defenses to plaintiff’s bringing this action on Oracle’s behalf.

On September 12, 2011, two alleged stockholders of Oracle filed a Verified Petition for Writ of Mandate for Inspection of Corporate Books and Records in the Superior Court of the State of California, County of San Mateo. The petition names as respondents Oracle and two of the company’s officers. Citing the claims in a qui tam action (discussed below), the alleged stockholders claim that they are investigating alleged corporate mismanagement and alleged improper and fraudulent practices relating to the pricing of Oracle’s products supplied to the United States government. The alleged stockholders request that the court issue a writ of mandate compelling the inspection of certain of the company’s accounting books and records and minutes of meetings of the stockholders, the Board of Directors, and the committees of the Board, related to those allegations. The petition further seeks recovery of expenses of the requested audit and investigation to be paid by Oracle and award attorneys’ fees and associated costs. As discussed in the paragraph below, Oracle believes that the claims in the qui tam action are meritless. In addition, Oracle believes that there are additional defenses to the petition.

On June 16, 2009, the United States Department of Justice notified us that a qui tam action had been filed against Oracle in the United States District Court for the Eastern District of Virginia and that the government was conducting an investigation of the allegations in the sealed complaint. On July 29, 2010, the United States government filed a Complaint in Intervention in that action, alleging that Oracle made false and fraudulent statements to the GSA in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to Oracle’s commercial customers, and discounts provided to government purchasers. The government alleges that Oracle also improperly manipulated commercial sales to avoid the discounting restrictions imposed by the GSA contract, reiterated and confirmed in 2001 false statements allegedly made during the 1997-98 contract negotiations, and breached a duty to inform the government about discounts offered to commercial customers. The Complaint in Intervention alleges False Claims Act violations and claims for breach of contract, fraud in the inducement, constructive fraud, fraud by omission, payment by mistake, and unjust enrichment. The Complaint in Intervention seeks statutory penalties and damages, including treble damages. Oracle filed a motion to dismiss the complaint and on November 3, 2010, the court granted the motion in part and denied it in part. The court dismissed the government’s claims to the extent they arose before May 29, 2001, and ordered the government to file a new complaint. This First Amended Complaint was filed on November 16, 2010, and makes allegations similar to those in the original complaint. Oracle filed a motion to dismiss the First Amended Complaint, which was denied. Oracle answered the First Amended Complaint on February 1, 2011. The parties are engaged in settlement negotiations, and as a result, the discovery and trial schedules have been suspended. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and if we are unable to reach a settlement, we will continue to vigorously defend against this action.

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

Business Overview

We are the world’s largest enterprise software company and a leading provider of computer hardware products and services. We develop, manufacture, market, distribute and service database and middleware software; applications software; and hardware systems, consisting primarily of computer server and storage products. Our products are built on industry standards and are engineered to work together or independently within existing customer information technology (IT) environments. We offer customers secure, reliable, and scalable integrated software and hardware solutions that are designed to improve business efficiencies and more easily adapt to an organization’s unique needs, at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

We are organized into three businesses—software, hardware systems and services—which are further divided into certain operating segments. We believe our internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. An important element of our continued innovation and product strategy is to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability and security to our customers. Our Oracle Exadata Database Machine and Oracle Exalogic Elastic Cloud products exemplify this strategy and are currently two of our most important products. Both products combine certain of our hardware and software offerings to provide an engineered system that increases computing performance relative to our competitors’ products, creating time savings and operational cost advantages for our customers.

Our businesses provide the products and services necessary to run a wide range of customer IT environments, including cloud computing environments. Cloud computing environments provide on demand access to a shared pool of computing resources in a self-service, dynamically scalable manner, delivering advantages in speed and efficiency. Cloud computing has evolved from technologies and services that Oracle has provided for many years, including clustering, server virtualization, Service-Oriented Architecture (SOA) shared services and large-scale management automation. Our cloud computing strategy is broad and comprehensive to provide customers with choice and a pragmatic roadmap for implementing or maintaining private clouds, which are generally exclusive to a single organization, public clouds, which are generally shared by multiple organizations and managed by a third party service provider, or integration between clouds.

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

Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. An overview of our three businesses and related operating segments follows.

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

New Software Licenses:    We license our database and middleware as well as our applications software to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 26% of our total revenues on a trailing 4-quarter basis. Our new software license segment’s margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software license segment’s margins have been and will continue to be affected by the amortization of intangible assets associated with companies and technologies that we have acquired.

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

Software license updates and product support revenues, which represented 42% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 86% and accounted for 70% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $13 million and $25 million for the three months ended August 31, 2011 and 2010, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 19% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

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

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware products either from our facilities or partner facilities. We are continuing to focus on reducing costs by simplifying our manufacturing processes through increased standardization of components across product types and a “build-to-order” manufacturing process in which products are built only after customers have placed firm orders. In addition, we are focusing on identifying hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new hardware systems support contracts sold in connection with the sales of new hardware products.

Our hardware systems products revenues, cost of hardware systems products and operating margins that we report are affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our hardware systems products, and our acquisitions and foreign currency fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets.

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

Our hardware systems support margins have been and will be affected by fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $11 million and $61 million for the first quarter of fiscal 2012 and 2011, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business is comprised of the remainder of our operating segments and offers consulting services, certain of our Oracle Cloud Services offerings, Advanced Customer Services and education services. Our services business, which represented 13% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software and hardware businesses. Our services revenues are impacted by certain of our acquisitions, general economic conditions, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues.

Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products with which they relate and are performed after the customer’s purchase of the products. Our services revenues as they relate to consulting services are dependent upon general economic conditions and the level of our product revenues, in particular the new software license sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provide support services, both onsite and remote, to Oracle customers to enable increased performance and higher availability of their products and services. We believe that these offerings provide our customers with increased business performance, reduced risk, a predictable cost and more flexibility and choice in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

Education services provide training to customers, partners and employees as a part of our mission to further the adoption and usage of our software and hardware products by our customers and create opportunities to grow our products revenues.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our pending and recent acquisitions.

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

In the first quarter of fiscal 2012, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 is impacted by our acquisitions, primarily Art Technology Group, Inc. (ATG) in the third quarter of fiscal 2011 and Phase Forward Incorporated (Phase Forward) during the first quarter of fiscal 2011.

In our discussion of changes in our results of operations from the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of the first quarter of fiscal 2011) to the growth in new software license revenues and to the growth in software license updates and product support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2011, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2011 and August 31, 2010, our financial statements would reflect reported revenues of $1.45 million in the first quarter of fiscal 2012 (using 1.45 as the month-end average exchange rate for the period) and $1.27 million in the first quarter of fiscal 2011 (using 1.27 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the first quarter of fiscal 2012 and 2011 using the May 31, 2011 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Total Revenues by Geography:
Americas	$4,226	8%	7%	$3,904
EMEA(1)	2,704	14%	2%	2,381
Asia Pacific(2)	1,444	19%	7%	1,217

Total revenues	8,374	12%	5%	7,502
Total Operating Expenses	5,691	2%	-2%	5,585

Total Operating Margin	$2,683	40%	26%	$1,917

Total Operating Margin %	32%			26%
% Revenues by Geography:
Americas	51%			52%
EMEA	32%			32%
Asia Pacific	17%			16%
Total Revenues by Business:
Software	$5,520	17%	11%	$4,736
Hardware Systems	1,674	-1%	-8%	1,698
Services	1,180	10%	5%	1,068

Total revenues	$8,374	12%	5%	$7,502

% Revenues by Business:
Software	66%			63%
Hardware Systems	20%			23%
Services	14%			14%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Excluding the effect of favorable foreign currency rate fluctuations of 7 percentage points, total revenues increased in the first quarter of fiscal 2012 due to an increase in our software business revenues resulting from growth in our new software license revenues and software license updates and product support revenues and due to an increase in our services business revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 64%, EMEA contributed 14% and Asia Pacific contributed 22% to our total revenues growth.

Excluding the effect of unfavorable foreign currency rate fluctuations of 4 percentage points, the decrease in total operating expenses in the first quarter of fiscal 2012 was primarily due to a reduction of hardware systems products costs primarily associated with the related decrease in revenues, a decrease in research and development expenses and a decrease in acquisition related and other expenses. These constant currency operating expense decreases were partially offset by an increase in sales and marketing expenses.

On a constant currency basis, our operating margin and our operating margin as a percentage of revenues increased during the first quarter of fiscal 2012 primarily due to the growth in our software business’ operating margin and certain reductions in our operating expenses.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense items:

	Three Months Ended August 31,
(in millions)	2011	2010
Software license updates and product support deferred revenues(1)	$13	$25
Hardware systems support deferred revenues(1)	11	61
Amortization of intangible assets(2)	592	603
Acquisition related and other(3)(5)	19	83
Restructuring(4)	101	129
Stock-based compensation(5)	147	129
Income tax effects(6)	(258)	(253)

	$625	$777

(1)

In connection with our acquisitions, we have estimated the fair values of the software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $13 million and $25 million for the three months ended August 31, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amount of $11 million and $61 million for the three months ended August 31, 2011 and 2010, respectively.

Approximately $19 million, $9 million and $2 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2012, fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. In addition, approximately $19 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by the acquired businesses as independent entities. To the extent customers renew these support contracts, we expect to recognize revenues for the full contract value over the support renewal period.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of August 31, 2011, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2012	$1,737
Fiscal 2013	1,967
Fiscal 2014	1,619
Fiscal 2015	1,220
Fiscal 2016	717
Fiscal 2017	176
Thereafter	176

Total intangible assets subject to amortization	7,612
In-process research and development	50

Total intangible assets, net	$7,662

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (See Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), and certain other operating expenses, net.

(4)

The significant majority of restructuring expenses during the first quarter of fiscal 2012 relate to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation is included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2011	2010
Sales and marketing	$26	$23
Software license updates and product support	4	5
Hardware systems products	1	1
Hardware systems support	1	1
Services	4	4
Research and development	71	59
General and administrative	40	36

Subtotal	147	129
Acquisition related and other	1	1

Total stock-based compensation	$148	$130

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 26.5% for the first quarter of fiscal 2012 instead of 25.6%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to income tax effects related to our acquired tax exposures and the differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses. The income tax effects presented for the first quarter of fiscal 2011 were calculated based upon a tax rate of 24.7%, which was consistent with our effective tax rate as derived per our condensed consolidated statement of operations.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
New Software License Revenues:
Americas	$727	10%	9%	$658
EMEA	440	25%	15%	352
Asia Pacific	331	20%	9%	276

Total revenues	1,498	17%	11%	1,286
Expenses:
Sales and marketing(1)	1,326	24%	18%	1,065
Stock-based compensation	26	17%	17%	22
Amortization of intangible assets(2)	187	-8%	-8%	204

Total expenses	1,539	19%	14%	1,291

Total Margin	$(41)	-621%	-1,013%	$(5)

Total Margin %	-3%			0%
% Revenues by Geography:
Americas	49%			51%
EMEA	29%			27%
Asia Pacific	22%			22%
Revenues by Product:
Database and middleware	$1,070	14%	8%	$937
Applications	428	23%	19%	349

Total new software license revenues	$1,498	17%	11%	$1,286

% Revenues by Product:
Database and middleware	71%			73%
Applications	29%			27%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of favorable currency rate fluctuations of 6 percentage points, total new software license revenues increased by 11% in the first quarter of fiscal 2012 due to growth across all major regions and product types and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 43%, EMEA contributed 38% and Asia Pacific contributed 19% to our new software license revenues growth during the first quarter of fiscal 2012.

In constant currency, database and middleware revenues and applications revenues increased by 8% and 19%, respectively, in the first quarter of fiscal 2012, and 15% and 21%, respectively, over the trailing 4-quarters, primarily due to improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, our recent acquisitions contributed $55 million to the growth in our applications revenues during the first quarter of fiscal 2012.

Effective with this Quarterly Report and in our subsequent filings, we have elected to disclose the impacts of transactions of $3 million or greater to our new software license revenues, rather than our historical threshold of $0.5 million or greater, in order to provide what we believe is more meaningful information regarding our results of operations. In reported currency, new software license revenues earned from transactions of $3 million or greater increased by 45% in the first quarter of fiscal 2012 and represented 21% of our new software license revenues in the first quarter of fiscal 2012 in comparison to 17% in the first quarter of fiscal 2011. As a transitional disclosure to be provided only as a part of this Quarterly Report, our new software license revenues earned from transactions of $0.5 million or greater increased by 44% in the first quarter of fiscal 2012 and represented 49% of our new software license revenues in the first quarter of fiscal 2012 in comparison to 40% in our first quarter of fiscal 2011.

Excluding the effect of unfavorable currency rate fluctuations of 5 percentage points, total new software license expenses increased in the first quarter of fiscal 2012 primarily due to higher employee related expenses from increased headcount and an increase in certain legal costs.

Excluding the effect of currency rate fluctuations, total new software license margin and margin as a percentage of revenues decreased during the first quarter of fiscal 2012 primarily due to the aforementioned increase in our expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Software License Updates and Product Support Revenues:
Americas	$2,124	13%	11%	$1,884
EMEA	1,320	19%	8%	1,105
Asia Pacific	578	25%	13%	461

Total revenues	4,022	17%	10%	3,450
Expenses:
Software license updates and product support(1)	293	-3%	-6%	303
Stock-based compensation	4	-22%	-22%	5
Amortization of intangible assets(2)	211	2%	2%	206

Total expenses	508	-1%	-3%	514

Total Margin	$3,514	20%	13%	$2,936

Total Margin %	87%			85%
% Revenues by Geography:
Americas	53%			55%
EMEA	33%			32%
Asia Pacific	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of favorable currency rate fluctuations of 7 percentage points, software license updates and product support revenues increased in the first quarter of fiscal 2012 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal quarter and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 58%, EMEA contributed 25% and Asia Pacific contributed 17% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the first quarter of fiscal 2012 included incremental revenues of $28 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $13 million and $25 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarter of fiscal 2012 and fiscal 2011, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of unfavorable foreign currency rate fluctuations of 2 percentage points, total software license updates and product support expenses decreased primarily as a result of a reduction in bad debt expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased as our revenues increased while our expenses decreased.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Hardware Systems Products Revenues:
Americas	$475	-12%	-13%	$543
EMEA	344	2%	-11%	338
Asia Pacific	210	6%	-5%	198

Total revenues	1,029	-5%	-11%	1,079
Expenses:
Hardware systems products(1)	471	-15%	-19%	556
Sales and marketing(1)	278	14%	7%	245
Stock-based compensation	1	-59%	-59%	2
Amortization of intangible assets(2)	105	3%	3%	101

Total expenses	855	-5%	-9%	904

Total Margin	$174	0%	-18%	$175

Total Margin %	17%			16%
% Revenues by Geography:
Americas	46%			51%
EMEA	33%			31%
Asia Pacific	21%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of favorable currency rate fluctuations of 6 percentage points, hardware systems products revenues decreased in the first quarter of fiscal 2012 primarily due to a reduction in the volume of lower margin transactions. This decrease was partially offset by an increase in hardware revenues attributable to our engineered systems.

Excluding the effect of unfavorable currency rate fluctuations of 4 percentage points, total hardware systems products operating expenses declined due to a reduction in hardware systems products costs associated with lower margin transactions, partially offset by an increase in employee related expenses due to increased headcount.

Excluding the effect of currency rate fluctuations, total hardware systems products margin decreased slightly, while margin as a percentage of revenues increased primarily due to a decrease in hardware systems products costs.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our hardware systems and can include product repairs, maintenance services, and technical support services. Expenses associated with our hardware systems support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets associated with hardware systems support contracts and customer relationships obtained from our acquisitions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Hardware Systems Support Revenues:
Americas	$298	18%	16%	$252
EMEA	236	-9%	-18%	259
Asia Pacific	111	2%	-9%	108

Total revenues	645	4%	-3%	619
Expenses:
Hardware systems support(1)	282	-6%	-11%	300
Stock-based compensation	1	15%	15%	1
Amortization of intangible assets(2)	76	1%	1%	74

Total expenses	359	-4%	-9%	375

Total Margin	$286	17%	5%	$244

Total Margin %	44%			39%
% Revenues by Geography:
Americas	46%			41%
EMEA	37%			42%
Asia Pacific	17%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of favorable currency rate fluctuations of 7 percentage points, hardware systems support revenues decreased modestly in the first quarter of fiscal 2012 primarily due to a decrease in EMEA revenues.

As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amount of $11 million and $61 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the first quarter of fiscal 2012 and fiscal 2011, respectively. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Excluding the effect of unfavorable currency rate fluctuations of 5 percentage points, total hardware systems support expenses decreased due to the reduction of service delivery costs resulting from our integration initiatives associated with our acquisition of Sun Microsystems, Inc. (Sun), and were partially offset by increased employee related expenses due to increased headcount. Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased primarily as a result of our expense reductions.

Services

Our services business consists of consulting, certain of our Oracle Cloud Services offerings, Advanced Customer Services and education services. Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. Oracle Cloud Services’ managed services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provide support services, both on-site and remote, to customers to enable increased performance and higher availability of their products and services. Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. The cost of providing our services is primarily personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Services Revenues:
Americas	$602	6%	5%	$568
EMEA	364	11%	1%	327
Asia Pacific	214	23%	12%	173

Total revenues	1,180	10%	5%	1,068
Expenses:
Services(1)	932	4%	-1%	892
Stock-based compensation	4	18%	18%	4
Amortization of intangible assets(2)	13	-25%	-25%	18

Total expenses	949	4%	-2%	914

Total Margin	$231	49%	41%	$154

Total Margin %	20%			14%
% Revenues by Geography:
Americas	51%			53%
EMEA	31%			31%
Asia Pacific	18%			16%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of favorable currency rate fluctuations of 5 percentage points, the increase in our services revenues during the first quarter of fiscal 2012 was primarily due to increased consulting revenues and Oracle Cloud Services revenues. On a constant currency basis, the Americas contributed 51%, EMEA contributed 6% and Asia Pacific contributed 43% to our services revenues growth during the first quarter of fiscal 2012.

Excluding the impact of unfavorable currency rate fluctuations of 6 percentage points, our services expenses decreased modestly due to lower third-party contractor expenses associated with our Advanced Customer Services offerings and certain other expense reductions. These decreases were partially offset by higher employee related expenses in our consulting segment.

On a constant currency basis, both services margin and margin as a percentage of revenues increased during the first quarter of fiscal 2012 as our total services revenues increased while our total services expenses decreased.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Research and development(1)	$979	-6%	-8%	$1,044
Stock-based compensation	71	22%	22%	59

Total expenses	$1,050	-5%	-6%	$1,103

% of Total Revenues	13%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses decreased during the first quarter of fiscal 2012 primarily due to a reduction in legal costs that were partially offset by an increase in employee related expenses from increased headcount.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
General and administrative(1)	$271	15%	10%	$236
Stock-based compensation	40	9%	9%	36

Total expenses	$311	14%	10%	$272

% of Total Revenues	4%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the first quarter of fiscal 2012 primarily due to an increase in professional fees.

Amortization of Intangible Assets:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Software support agreements and related relationships	$144	2%	2%	$141
Hardware systems support agreements and related relationships	29	0%	0%	29
Developed technology	234	-3%	-3%	240
Core technology	80	3%	3%	78
Customer relationships	89	-9%	-9%	98
Trademarks	16	-5%	-5%	17

Total amortization of intangible assets	$592	-2%	-2%	$603

Amortization of intangible assets decreased in the first quarter of fiscal 2012 due to a reduction in expense associated with certain of our intangible assets that became fully amortized during the trailing four quarter period. These decreases were partially offset by additional amortization from intangible assets that we acquired since the beginning of fiscal 2011 including those from our acquisitions of Phase Forward during the first quarter of fiscal 2011 and ATG during the third quarter of fiscal 2011. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (See Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Transitional and other employee related costs	$11	-78%	-78%	$49
Stock-based compensation	1	-56%	-56%	1
Professional fees and other, net	—	-100%	-100%	31
Business combination adjustments, net	7	314%	287%	2

Total acquisition related and other expenses	$19	-77%	-78%	$83

On a constant currency basis, the decrease in our acquisition related and other expenses in the first quarter of fiscal 2012 was primarily due to a reduction in transitional and other employee related costs and professional services expenses in comparison to those that were incurred in the prior year period primarily related to our acquisition of Sun.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Restructuring expenses	$101	-21%	-28%	$129

Restructuring expenses in the first quarter of fiscal 2012 primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. Restructuring expenses incurred in the first quarter of fiscal 2011 related to both the Sun Restructuring Plan and the Oracle Fiscal 2009 Restructuring Plan. The total estimated remaining restructuring costs associated with the Sun Restructuring Plan are approximately $170 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are incurred. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Interest expense	$192	-2%	-2%	$196

Interest expense decreased in the first quarter of fiscal 2012 due to lower average borrowings as compared to the first fiscal quarter of 2011 primarily due to the maturity and repayment of $2.25 billion of senior notes in January 2011.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Interest income	$57	65%	57%	$34
Foreign currency gains (losses), net	(29)	-160%	-159%	49
Noncontrolling interests in income	(28)	-9%	-8%	(26)
Other income (losses), net	(20)	-221%	-215%	17

Total non-operating income (expense), net	$(20)	-127%	-126%	$74

We recorded non-operating expense, net during the first quarter of fiscal 2012 in comparison to non-operating income, net in the first quarter of fiscal 2011 primarily as a result of net foreign currency transaction losses of $29 million in comparison to net foreign currency transaction gains of $49 million in the corresponding prior year period. Non-operating expense, net in the first quarter of fiscal 2012 was partially offset by an increase in interest income resulting from larger average cash, cash equivalents and marketable securities balances.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2011	Actual	Constant	2010
Provision for income taxes	$631	43%	27%	$443

Effective tax rate	25.6%			24.7%

Provision for income taxes increased during the first quarter of fiscal 2012 substantially due to higher income before provision for income taxes.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2011	Change	May 31, 2011
Working capital	$26,150	5%	$24,982
Cash, cash equivalents and marketable securities	$31,660	10%	$28,848

Working capital:    The increase in working capital as of August 31, 2011 in comparison to May 31, 2011 was primarily due to the favorable impact to our net current assets resulting from our net income during the first quarter of fiscal 2012, partially offset by cash used for acquisitions, repurchases of our common stock, and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2011 in comparison to May 31, 2011 was due to an increase in our operating cash flows resulting primarily from the collection of our trade receivables generated by our higher fiscal 2011 fourth quarter sales volumes, cash received for software license updates and product support agreements and an increase in net income in the first quarter of fiscal 2012. The increase in cash, cash equivalents and marketable securities balances during the first quarter of fiscal 2012 was partially offset by our repayment of $1.15 billion of short-term borrowings pursuant to our revolving credit facilities in June 2011, cash used for acquisitions, the repurchases of our common stock and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $23.2 billion held by our foreign subsidiaries as of August 31, 2011. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar generally weakened against certain major international currencies as of the end of the first quarter of fiscal 2012, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased as of August 31, 2011 relative to what we would have reported using a constant currency rate as of May 31, 2011.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 45 days at August 31, 2011 compared with 55 days at May 31, 2011. The days sales outstanding calculation excludes the adjustments that reduce our acquired software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first quarter of fiscal 2012, of large software license and software support balances outstanding as of May 31, 2011.

	Three Months Ended August 31,
(Dollars in millions)	2011	Change	2010
Cash provided by operating activities	$5,421	42%	$3,817
Cash used for investing activities	$(6,323)	61%	$(3,916)
Cash (used for) provided by financing activities	$(2,211)	213%	$1,960

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

Net cash provided by operating activities increased in the first quarter of fiscal 2012 primarily due to increased net income and the collection of fourth quarter fiscal 2011 trade receivables associated with higher sales volumes, a decrease in cash used to pay income tax related liabilities and other cash favorable working capital movements, partially offset by an increase in cash used to pay higher accrued compensation liabilities such as commissions and bonuses, in each case compared to the first quarter of fiscal 2011.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first quarter of fiscal 2012 due to an increase in cash used to purchase marketable securities (net of proceeds received from sales and maturities), partially offset by a decrease in cash used for acquisitions, net of cash acquired.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first quarter of fiscal 2012 increased in comparison to cash provided by financing activities in the first quarter of fiscal 2011 primarily due to our issuance of $3.25 billion of long-term senior notes in the first quarter of fiscal 2011 (none in the first quarter of fiscal 2012), an increase in repayments of borrowings in the first quarter of fiscal 2012 ($1.15 billion of short-term borrowings pursuant to our revolving credit facilities were repaid) in comparison to the prior year period ($885 million of commercial paper notes were repaid) and an increase in our common stock repurchases.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2011	Change	2010
Cash provided by operating activities	$12,818	46%	$8,760
Capital expenditures(1)	(492)	68%	(293)

Free cash flow	$12,326	46%	$8,467

Net income	$9,035		$6,363

Free cash flow as a percent of net income	136%		133%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $123 million and $97 million, respectively, or approximately 8% of our new software license revenues in each of the first quarter of fiscal 2012 and 2011, and $28 million and $47 million, or approximately 3% and 4% of our hardware systems products revenues in the first quarter of fiscal 2012 and 2011, respectively.

Recent Financing Activities:    On June 30, 2011, our revolving credit agreements with BNP Paribas, as initial lender and administrative agent, and BNP Paribas Securities Corp., as sole lead arranger and sole bookrunner (the 2011 Credit Agreements), to borrow $1.15 billion were repaid in full and the 2011 Credit Agreements expired pursuant to their terms.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of our contractual obligations as of August 31, 2011:

		Year Ending May 31,
(Dollars in millions)	Total	2012	2013	2014	2015	2016	2017	Thereafter
Principal payments on long-term borrowings(1)	$14,750	$—	$1,250	$—	$1,500	$2,000	$—	$10,000
Interest payments on long-term borrowings(1)	10,575	513	738	676	665	655	550	6,778
Operating leases(2)	1,642	358	373	253	183	139	112	224
Purchase obligations and other(3)	577	543	18	10	3	3	—	—

Total contractual obligations	$27,544	$1,414	$2,379	$939	$2,351	$2,797	$662	$17,002

(1)	Our total borrowings consist of the following as of August 31, 2011 (dollars in millions):

Amount
4.95% senior notes due April 2013	$1,250
3.75% senior notes due July 2014, including fair value adjustment of $86	1,586
5.25% senior notes due January 2016, net of discount of $5	1,995
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $5	1,745
3.875% senior notes due July 2020, net of discount of $2	998
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $7	1,243
5.375% senior notes due July 2040, net of discount of $25	2,225

Total borrowings	$14,789

We have entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable with reference to a LIBOR-based index. Interest payments on the July 2014 senior notes presented in the contractual obligations table above have been estimated using an interest rate of 1.35%, which represented our effective interest rate as of August 31, 2011, after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are reflected in the carrying value of our July 2014 senior notes in notes payable and other non-current borrowings in our condensed consolidated balance sheet and have been included in the above table of total borrowings.

(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $301 million in facility obligations, net of estimated sublease income, in accrued restructuring for these locations in our condensed consolidated balance sheet at August 31, 2011.

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

As of August 31, 2011, we had $3.9 billion of gross unrecognized tax benefits, including related interest and penalties, recorded on our condensed consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $141 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made during the remainder of fiscal 2012. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during the remainder of fiscal 2012.

We have agreed to acquire certain companies for amounts that are not material to our business and expect to close such acquisitions within the next twelve months. Separately, as described in Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, we have contingent consideration payable as a result of our recent acquisition of Pillar Data Systems, Inc.

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

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2008 has been a weighted average annualized rate of 1.4% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10-year exercise period, have exercise prices higher than the current market price of our common stock. At August 31, 2011, 26% of our outstanding stock options had exercise prices in excess of the current market price. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2011, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.8%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2008 through August 31, 2011 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2008	379
Options granted	354
Options and restricted stock-based awards assumed	33
Options exercised and restricted stock-based awards vested	(231)
Forfeitures, cancellations and other, net	(89)

Options and restricted stock-based awards outstanding at August 31, 2011	446

Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures	68
Weighted average annualized stock repurchases	(97)
Shares outstanding at August 31, 2011	5,051
Basic weighted average shares outstanding from June 1, 2008 through August 31, 2011	5,045
Options and restricted stock-based awards outstanding as a percent of shares outstanding at August 31, 2011	8.8%
In the money options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at August 31, 2011	6.6%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2008 through August 31, 2011	1.4%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2008 through August 31, 2011	-0.6%

Our Compensation Committee approves the annual organization-wide option grants to employees. These annual option grants are made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report. During the first quarter of fiscal 2012, we made our annual grant of stock options and certain other stock option grants and we assumed certain stock options totaling 103 million shares, which were partially offset by forfeitures of 2 million shares.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 for a more complete discussion of the market risks we encounter.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On October 20, 2008, we announced that our Board of Directors had approved the expansion of our repurchase program by $8.0 billion and as of August 31, 2011, approximately $3.3 billion was available for share repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 1, 2011—June 30, 2011	5.3	$31.97	5.3	$3,918.3
July 1, 2011—July 31, 2011	9.2	$32.40	9.2	$3,618.4
August 1, 2011—August 31, 2011	13.0	$27.30	13.0	$3,264.4

Total	27.5	$29.92	27.5

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2011 and May 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 23, 2011	By:	/s/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Date: September 23, 2011	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer