Form 10-Q
period 2011-11-30
ORACLE CORP
filed 2011-12-23
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

The number of shares of registrant’s common stock outstanding as of December 16, 2011 was: 5,025,837,000.

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

•

our expectation to continue to make investments in research and development and related product opportunities, including opportunities to improve existing hardware products and services or develop new hardware products and services;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2011 and May 31, 2011

(Unaudited)

(in millions, except per share data)	November 30, 2011	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,286	$16,163
Marketable securities	17,726	12,685
Trade receivables, net of allowances for doubtful accounts of $352 and $372 as of November 30, 2011 and May 31, 2011, respectively	4,434	6,628
Inventories	218	303
Deferred tax assets	1,239	1,189
Prepaid expenses and other current assets	1,579	2,206

Total current assets	38,482	39,174

Non-current assets:
Property, plant and equipment, net	2,900	2,857
Intangible assets, net	7,152	7,860
Goodwill	21,994	21,553
Deferred tax assets	1,122	1,076
Other assets	1,260	1,015

Total non-current assets	34,428	34,361

Total assets	$72,910	$73,535

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$—	$1,150
Accounts payable	445	494
Accrued compensation and related benefits	1,582	2,320
Deferred revenues	6,091	6,802
Other current liabilities	2,954	3,426

Total current liabilities	11,072	14,192

Non-current liabilities:
Notes payable and other non-current borrowings	14,778	14,772
Income taxes payable	3,383	3,169
Other non-current liabilities	1,410	1,157

Total non-current liabilities	19,571	19,098

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 5,032 shares as of November 30, 2011 and 5,068 shares as of May 31, 2011	17,245	16,653
Retained earnings	24,383	22,581
Accumulated other comprehensive income	292	542

Total Oracle Corporation stockholders’ equity	41,920	39,776
Noncontrolling interests	347	469

Total equity	42,267	40,245

Total liabilities and equity	$72,910	$73,535

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2011 and 2010

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2011	2010	2011	2010
Revenues:
New software licenses	$2,048	$1,999	$3,546	$3,284
Software license updates and product support	3,986	3,645	8,008	7,096

Software revenues	6,034	5,644	11,554	10,380
Hardware systems products	953	1,112	1,981	2,190
Hardware systems support	625	641	1,271	1,261

Hardware systems revenues	1,578	1,753	3,252	3,451
Services	1,180	1,185	2,360	2,253

Total revenues	8,792	8,582	17,166	16,084

Operating expenses:
Sales and marketing(1)	1,697	1,530	3,327	2,864
Software license updates and product support(1)	298	307	594	615
Hardware systems products(1)	471	525	943	1,082
Hardware systems support(1)	258	356	541	656
Services(1)	929	969	1,865	1,865
Research and development	1,102	1,119	2,152	2,222
General and administrative	277	156	587	428
Amortization of intangible assets	592	614	1,184	1,217
Acquisition related and other	5	47	25	130
Restructuring	52	189	154	318

Total operating expenses	5,681	5,812	11,372	11,397

Operating income	3,111	2,770	5,794	4,687
Interest expense	(192)	(214)	(384)	(410)
Non-operating income, net	41	90	21	165

Income before provision for income taxes	2,960	2,646	5,431	4,442
Provision for income taxes	768	776	1,399	1,219

Net income	$2,192	$1,870	$4,032	$3,223

Earnings per share:
Basic	$0.43	$0.37	$0.80	$0.64

Diluted	$0.43	$0.37	$0.78	$0.63

Weighted average common shares outstanding:
Basic	5,041	5,044	5,052	5,035

Diluted	5,123	5,117	5,137	5,100

Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

(1)	Exclusive of amortization of intangible assets, which is shown separately below

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2011 and 2010

(Unaudited)

	Six Months Ended November 30,
(in millions)	2011	2010
Cash Flows From Operating Activities:
Net income	$4,032	$3,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226	194
Amortization of intangible assets	1,184	1,217
Deferred income taxes	(137)	(76)
Stock-based compensation	298	254
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	94	142
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(53)	(86)
Other, net	53	24
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,128	1,343
Decrease in inventories	93	25
Decrease in prepaid expenses and other assets	424	280
Decrease in accounts payable and other liabilities	(1,306)	(620)
Increase (decrease) in income taxes payable	184	(613)
Decrease in deferred revenues	(544)	(546)

Net cash provided by operating activities	6,676	4,761

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(21,422)	(16,802)
Proceeds from maturities and sales of marketable securities and other investments	16,335	11,153
Acquisitions, net of cash acquired	(571)	(806)
Capital expenditures	(289)	(239)

Net cash used for investing activities	(5,947)	(6,694)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(1,798)	(504)
Proceeds from issuances of common stock	434	734
Payments of dividends to stockholders	(607)	(504)
Proceeds from borrowings, net of issuance costs	—	3,204
Repayments of borrowings	(1,150)	(890)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	53	86
Distributions to noncontrolling interests	(163)	(38)

Net cash (used for) provided by financing activities	(3,231)	2,088

Effect of exchange rate changes on cash and cash equivalents	(375)	351

Net (decrease) increase in cash and cash equivalents	(2,877)	506
Cash and cash equivalents at beginning of period	16,163	9,914

Cash and cash equivalents at end of period	$13,286	$10,420

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$1	$1
Fair value of contingent consideration payable in connection with acquisition	$346	$—
Increase (decrease) in unsettled repurchases of common stock	$25	$(4)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2011	2010	2011	2010
Transitional and other employee related costs	$1	$28	$12	$77
Stock-based compensation	2	5	3	6
Professional fees and other, net	(8)	31	(8)	59
Business combination adjustments, net	10	(17)	18	(12)

Total acquisition related and other expenses	$5	$47	$25	$130

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

Software Limited and Oracle Japan), and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2011	2010	2011	2010
Interest income	$58	$39	$114	$73
Foreign currency gains (losses), net	(10)	33	(40)	82
Noncontrolling interests in income	(25)	(22)	(52)	(47)
Other income (loss), net	18	40	(1)	57

Total non-operating income, net	$41	$90	$21	$165

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, net foreign currency translation gains and losses, net unrealized gains and losses related to defined benefit plans and net unrealized gains and losses on marketable debt and equity securities that we classify as available-for-sale. The following table sets forth the calculation of comprehensive income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2011	2010	2011	2010
Net income	$2,192	$1,870	$4,032	$3,223
Foreign currency translation gains (losses), net	(307)	160	(255)	310
Unrealized gains (losses) on defined benefit plans, net	(5)	—	(4)	2
Unrealized gains on marketable securities, net	12	11	9	11

Comprehensive income	$1,892	$2,041	$3,782	$3,546

Sales of Financing Receivables

We offer certain of our customers the option to acquire our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three and six months ended November 30, 2011, $108 million and $887 million of financing receivables were sold to financial institutions, respectively.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

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

Fiscal 2012 Acquisitions

Acquisition of Pillar Data Systems, Inc.

On July 18, 2011, we acquired Pillar Data Systems, Inc. (Pillar Data), a provider of enterprise storage systems solutions. Prior to the acquisition, Pillar Data was directly and indirectly majority-owned and controlled by Lawrence J. Ellison, our Chief Executive Officer, director and largest stockholder. Pursuant to the agreement and plan of merger dated as of June 29, 2011 (Merger Agreement), we acquired all of the issued and outstanding equity interests of Pillar Data from the stockholders in exchange for rights to receive contingent cash consideration (Earn-Out), if any, pursuant to an Earn-Out calculation. An affiliate of Mr. Ellison’s has a preference right to receive the first approximately $565 million of the Earn-Out, if any, and rights to 55% of any amount of the Earn-Out that exceeds $565 million.

The Earn-Out will be calculated with respect to a three-year period that commenced with our second quarter of fiscal 2012 and will conclude with our first quarter of fiscal 2015 (Earn-Out Period). The Earn-Out will be an amount (if positive) calculated based on the product of (i) the difference between (x) future revenues generated from the sale of certain Pillar Data products during Oracle’s last four full fiscal quarters during the Earn-Out Period minus (y) certain losses associated with certain Pillar Data products incurred over the entire Earn-Out Period, multiplied by (ii) three. Our obligation to pay the Earn-Out will be subject to reduction as a result of our right to set-off the amount of any indemnification claims we may have under the Merger Agreement. We do not expect the amount of the Earn-Out or its potential impact will be material to our results of operations or financial position.

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. The estimated fair value of the liability for contingent consideration, representing the preliminary

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

purchase price payable for our acquisition of Pillar Data, was approximately $346 million and is included in other non-current liabilities in our consolidated balance sheet. This preliminary purchase price payable may differ from the amount that is ultimately payable via the Earn-Out calculation (described above) with any changes in the liability recorded as acquisition related and other in our consolidated statements of operations until the liability is settled. We have preliminarily recorded $142 million of identifiable intangible assets and $10 million of net tangible liabilities, based on their estimated fair values, and $214 million of residual goodwill. The fair value of contingent consideration payable was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Pillar Data during the Earn-Out Period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Merger Agreement. Subsequent to the date of acquisition, the estimated fair value of the Earn-Out liability increased to $368 million as of November 30, 2011 primarily as a result of the passage of time and the corresponding impact of discounting.

Other Fiscal 2012 Acquisitions

During the first half of fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates.

The preliminary estimates of fair value for the assets acquired and liabilities assumed for acquisitions completed during the first half of fiscal 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, and income and non-income based taxes.

Proposed Acquisitions

On October 24, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. Upon the consummation of the merger, each share of RightNow common stock will be converted into the right to receive $43.00 per share in cash. In addition, outstanding options to acquire RightNow common stock and RightNow restricted stock-based awards will generally be converted into options and restricted stock-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of RightNow is approximately $1.6 billion.

Completion of this transaction is subject to certain regulatory approvals and customary closing conditions.

In addition, we have also agreed to acquire certain other companies for amounts that are not material to our business. We expect to close such acquisitions within the next twelve months.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Pillar Data, ATG, Phase Forward, and certain other companies that we acquired since the beginning of fiscal 2011 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2011.

The unaudited pro forma financial information for the three and six months ended November 30, 2011 combined the historical results of Oracle for the three and six months ended November 30, 2011, the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2010 combined the historical results of Oracle for the three and six months ended November 30, 2010, the historical results of Pillar Data for the three and six months ended December 31, 2010 (due to differences in reporting periods), the historical results of ATG for the three and six months ended September 30, 2010 (due to differences in reporting periods), the historical results of Phase Forward for the three months ended June 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired Phase Forward), the historical results of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

certain other companies that we acquired since the beginning of fiscal 2011 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2011	2010	2011	2010
Total revenues	$8,792	$8,664	$17,184	$16,291
Net income	$2,192	$1,840	$4,017	$3,163
Basic earnings per share	$0.43	$0.36	$0.80	$0.63
Diluted earnings per share	$0.43	$0.36	$0.78	$0.62

3.	FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	November 30, 2011				May 31, 2011
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Assets:
Money market funds	$26	$—	$—	$26	$3,362	$—	$3,362
U.S. Treasury, U.S. government and U.S. government agency debt securities	1,065	—	—	1,065	1,150	—	1,150
Commercial paper debt securities	—	16,855	—	16,855	—	11,884	11,884
Corporate debt securities and other	132	1,886	—	2,018	106	1,885	1,991
Derivative financial instruments	—	75	—	75	—	69	69

Total assets	$1,223	$18,816	$—	$20,039	$4,618	$13,838	$18,456

Liabilities:
Contingent consideration payable	$—	$—	$368	$368	$—	$—	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

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

Our cash and cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our condensed consolidated financial statements. Based on the trading prices of our $14.8 billion and $15.9 billion of borrowings, which consisted of senior notes that were outstanding at November 30, 2011 and senior notes and short-term borrowings that were outstanding as of May 31, 2011, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at November 30, 2011 and May 31, 2011 were $17.3 billion and $17.4 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

	November 30,	May 31,
(in millions)	2011	2011
Raw materials	$71	$94
Work-in-process	20	17
Finished goods	127	192

Total	$218	$303

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2012 and the net book value of intangible assets at November 30, 2011 and May 31, 2011 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
(Dollars in millions)	May 31, 2011	Additions	November 30, 2011	May 31, 2011	Expense	November 30, 2011	May 31, 2011	November 30, 2011
Software support agreements and related relationships	$5,177	$44	$5,221	$(2,745)	$(290)	$(3,035)	$2,432	$2,186	9 years
Hardware systems support agreements and related relationships	760	8	768	(147)	(59)	(206)	613	562	7 years
Developed technology	6,034	165	6,199	(3,728)	(457)	(4,185)	2,306	2,014	5 years
Core technology	2,295	254	2,549	(1,272)	(168)	(1,440)	1,023	1,109	6 years
Customer relationships	2,063	35	2,098	(926)	(177)	(1,103)	1,137	995	7 years
Trademarks	528	9	537	(229)	(33)	(262)	299	275	7 years

Total intangible assets subject to amortization	16,857	515	17,372	(9,047)	(1,184)	(10,231)	7,810	7,141
In-process research and development	50	(39)	11	—	—	—	50	11	N.A.

Total intangible assets, net	$16,907	$476	$17,383	$(9,047)	$(1,184)	$(10,231)	$7,860	$7,152

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

Total amortization expense related to our intangible assets was $592 million and $1.2 billion for the three and six months ended November 30, 2011, respectively, and $614 million and $1.2 billion for the three and six months ended November 30, 2010, respectively. As of November 30, 2011, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2012	$1,162
Fiscal 2013	1,991
Fiscal 2014	1,644
Fiscal 2015	1,244
Fiscal 2016	737
Fiscal 2017	183
Thereafter	180

Total intangible assets subject to amortization	7,141
In-process research and development	11

Total intangible assets, net	$7,152

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2011 were as follows:

(in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Other(2)	Total
Balances as of May 31, 2011	$6,785	$12,052	$1,009	$1,707	$21,553
Goodwill from acquisitions	182	91	183	31	487
Goodwill adjustments(1)	(34)	(9)	—	(3)	(46)

Balances as of November 30, 2011	$6,933	$12,134	$1,192	$1,735	$21,994

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

Senior Notes

In accordance with our obligations under a registration rights agreement entered into in July 2010 in connection with the original issuance of our $3.25 billion of fixed rate senior notes consisting of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes, and together with the 2020 Notes, the Original Senior Notes), on December 16, 2011 we completed a registered offer to exchange the Original Senior Notes for new freely tradable notes having terms substantially identical to the Original Senior Notes. An aggregate of $994 million principal amount of the 2020 Notes and an aggregate of $2.24 billion principal amount of the 2040 Notes were tendered and exchanged in the offer.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

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

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun Microsystems, Inc. (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $1.0 billion consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our consolidated statements of operations as they are recognized. We recorded $121 million of net restructuring expenses in connection with the Sun Restructuring Plan in the first half of fiscal 2012, and we expect to incur the majority of the approximately $129 million of remaining expenses pursuant to the Sun Restructuring Plan through the remainder of fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2011(2)	Six Months Ended November 30, 2011				Accrued November 30, 2011(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$14	$25	$(2)	$(24)	$(1)	$12	$92	$108
Software license updates and product support	19	10	(2)	(20)	—	7	65	89
Hardware systems business	10	14	3	(17)	(1)	9	128	140
Services	9	17	—	(15)	(1)	10	73	74
General and administrative and other	100	62	(6)	(72)	(2)	82	544	620

Total Sun Restructuring	$152	$128	$(7)	$(148)	$(5)	$120	$902	$1,031

Total other restructuring plans(6)	$297	$23	$10	$(74)	$(5)	$251

Total restructuring plans	$449	$151	$3	$(222)	$(10)	$371

(1)

Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other, which included $16 million recorded during the first half of fiscal 2012 for facilities related restructuring and contract termination costs.

(2)

The balances at November 30, 2011 and May 31, 2011 included $192 million and $244 million, respectively, recorded in other current liabilities and $179 million and $205 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2011	May 31, 2011
Software license updates and product support	$4,781	$5,386
Hardware systems support	620	687
Services	370	438
New software licenses	294	263
Hardware systems products	26	28

Deferred revenues, current	6,091	6,802
Deferred revenues, non-current (in other non-current liabilities)	269	316

Total deferred revenues	$6,360	$7,118

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time based arrangements and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met and transactions that cannot be segmented from undelivered consulting or other services.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

9.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. As of November 30, 2011 and May 31, 2011, the fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $75 million and $69 million, respectively.

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

As of November 30, 2011 and May 31, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.7 billion and $2.5 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.2 billion and $1.6 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at November 30, 2011 and May 31, 2011.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

Included in our non-operating income, net were $115 million and $98 million of net gains related to these forward contracts for the three and six months ended November 30, 2011, respectively, and $5 million of net losses for each of the three and six months ended November 30, 2010.

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. This amount was in addition to the $8.0 billion expansion announced on October 20, 2008 for which $2.3 billion remained available for stock repurchases as of November 30, 2011. We repurchased 60.6 million shares for $1.8 billion during the six months ended November 30, 2011 (including 1.6 million shares for $49 million that were repurchased but not settled) and 20.0 million shares for $500 million during the six months ended November 30, 2010 under the applicable stock repurchase program.

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

Dividends on Common Stock

During the six months ended November 30, 2011, our Board of Directors declared cash dividends of $0.12 per share of our outstanding common stock, which we paid during the same period.

In December 2011, our Board of Directors declared a quarterly cash dividend of $0.06 per share of our outstanding common stock payable on February 1, 2012 to stockholders of record as of the close of business on January 11, 2012. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2011	2010	2011	2010
Sales and marketing	$29	$19	$55	$42
Software license updates and product support	5	3	8	8
Hardware systems products	—	1	1	2
Hardware systems support	2	1	3	2
Services	6	4	10	8
Research and development	68	55	139	114
General and administrative	40	36	79	72
Acquisition related and other	2	5	3	6

Total stock-based compensation	$152	$124	$298	$254

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

During the first half of fiscal 2012, we issued 105 million stock options (including our annual grant of stock options in our first quarter of fiscal 2012) and assumed certain stock options from companies acquired by us. These stock option issuances were partially offset by forfeitures and cancellations of 8 million shares during the first half of fiscal 2012.

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values were as follows for the three and six months ended November 30, 2011 and 2010:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Expected life (in years)	4.7	5.1	5.1	5.1
Risk-free interest rate	0.8%	1.5%	1.7%	1.8%
Volatility	34%	31%	30%	33%
Dividend yield	0.8%	0.8%	0.7%	0.9%
Weighted-average fair value per share	$9.60	$6.73	$8.80	$6.40

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, and the U.S. domestic production activity deduction. Our effective tax rates were 25.9% and 25.8% for the three and six months ended November 30, 2011, respectively, and 29.3% and 27.4% for the three and six months ended November 30, 2010, respectively.

Our net deferred tax assets were $2.2 billion and $2.1 billion as of November 30, 2011 and May 31, 2011, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2010. Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000, and we are no longer subject to audit for those periods.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

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

The new software licenses line of business is engaged in the licensing of database and middleware software, as well as our applications software. Database and middleware software generally includes database management software, application server software, Service-Oriented Architecture and business process management software, data integration software, business intelligence software, identity and access management software, content management software, portals and user interaction software, and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software including human capital management, customer relationship management software, enterprise performance management software, supply chain management software, business intelligence applications software, enterprise portfolio project management software, web commerce software and industry-specific applications software.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

Our services business is comprised of the remainder of our operating segments and offers consulting; Cloud Services, which include certain of our Oracle Cloud Services offerings and Advanced Customer Services; and education services. Our consulting line of business primarily provides services to customers in business and information technology strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provide support services, both on-site and remote, to customers to enable increased performance and higher availability of their products and services. Education services provide training to customers, partners and employees as a part of our mission to further the adoption and usage of our software and hardware products by our customers and create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2011	2010	2011	2010
New software licenses:
Revenues(1)	$2,044	$1,991	$3,537	$3,272
Sales and distribution expenses	1,174	1,068	2,318	1,958

Margin(2)	$870	$923	$1,219	$1,314
Software license updates and product support:
Revenues(1)	$3,996	$3,667	$8,032	$7,143
Software license update and product support expenses	268	282	542	555

Margin(2)	$3,728	$3,385	$7,490	$6,588
Total software business:
Revenues(1)	$6,040	$5,658	$11,569	$10,415
Expenses	1,442	1,350	2,860	2,513

Margin(2)	$4,598	$4,308	$8,709	$7,902
Hardware systems products:
Revenues	$953	$1,112	$1,981	$2,190
Hardware systems products expenses	468	523	941	1,076
Sales and distribution expenses	271	232	537	462

Margin(2)	$214	$357	$503	$652
Hardware systems support:
Revenues(1)	$634	$686	$1,290	$1,367
Hardware systems support expenses	248	345	520	638

Margin(2)	$386	$341	$770	$729
Total hardware systems business:
Revenues(1)	$1,587	$1,798	$3,271	$3,557
Expenses	987	1,100	1,998	2,176

Margin(2)	$600	$698	$1,273	$1,381
Total services business:
Revenues(1)	$1,184	$1,193	$2,369	$2,265
Services expenses	911	927	1,824	1,781

Margin(2)	$273	$266	$545	$484
Totals:
Revenues(1)	$8,811	$8,649	$17,209	$16,237
Expenses	3,340	3,377	6,682	6,470

Margin(2)	$5,471	$5,272	$10,527	$9,767

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $10 million and $22 million for the three months ended November 30, 2011 and 2010, respectively, and $24 million and $47 million for the six months ended November 30, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $9 million and $45 million for the three months ended November 30, 2011 and 2010, respectively, and $19 million and $106 million for the six months ended November 30, 2011 and 2010, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of total operating segment revenues to total revenues.

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

The following table reconciles total operating segment revenues to total revenues, as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2011	2010	2011	2010
Total revenues for operating segments	$8,811	$8,649	$17,209	$16,237
Software license updates and product support revenues(1)	(10)	(22)	(24)	(47)
Hardware systems support revenues(1)	(9)	(45)	(19)	(106)

Total revenues	$8,792	$8,582	$17,166	$16,084

Total margin for operating segments	$5,471	$5,272	$10,527	$9,767
Software license updates and product support revenues(1)	(10)	(22)	(24)	(47)
Hardware systems support revenues(1)	(9)	(45)	(19)	(106)
Product development and information technology expenses	(1,134)	(1,184)	(2,210)	(2,343)
Marketing and partner program expenses	(156)	(159)	(288)	(292)
Corporate and general and administrative expenses	(230)	(113)	(499)	(346)
Amortization of intangible assets	(592)	(614)	(1,184)	(1,217)
Acquisition related and other	(5)	(47)	(25)	(130)
Restructuring	(52)	(189)	(154)	(318)
Stock-based compensation	(150)	(119)	(295)	(248)
Interest expense	(192)	(214)	(384)	(410)
Other, net	19	80	(14)	132

Income before provision for income taxes	$2,960	$2,646	$5,431	$4,442

(1)

Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $10 million and $22 million for the three months ended November 30, 2011 and 2010, respectively, and $24 million and $47 million for the six months ended November 30, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $9 million and $45 million for the three months ended November 30, 2011 and 2010, respectively, and $19 million and $106 million for the six months ended November 30, 2011 and 2010, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2011	2010	2011	2010
Net income	$2,192	$1,870	$4,032	$3,223

Weighted average common shares outstanding	5,041	5,044	5,052	5,035
Dilutive effect of employee stock plans	82	73	85	65

Dilutive weighted average common shares outstanding	5,123	5,117	5,137	5,100

Basic earnings per share	$0.43	$0.37	$0.80	$0.64
Diluted earnings per share	$0.43	$0.37	$0.78	$0.63
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	117	40	101	100

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

Trial commenced on November 1, 2010. On November 2, 2010, the court approved a stipulation by the parties, pursuant to which SAP AG and SAP America, Inc. stipulated to liability for its own contributory infringement of 120 of Oracle’s copyrights. Following trial on the sole issue of the amount of damages the SAP Defendants should pay to Oracle for the admitted infringement, the jury awarded Oracle the sum of $1.3 billion. The court entered judgment for that amount and for pre-judgment interest on February 3, 2011. The amount has not been received and has not been recorded as a benefit to our results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

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

On September 16, 2011, the court clarified its order and on September 23, 2011, Oracle filed a motion for certification of the order for immediate appeal, which remains pending.

On September 14, 2011, the SAP Subsidiary pled guilty to criminal copyright infringement and unauthorized access to a protected computer with intent to defraud. Under a plea agreement reached with the U.S. Attorney’s office, the SAP Subsidiary is required to pay a fine of $20 million to the United States, to pay restitution to Oracle in an amount to be determined through the pending civil action, and to remain on probation for a term of three years.

Derivative Litigation and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors, and one officer and director who has since left the company. Citing the claims in a qui tam action (discussed below), plaintiffs allege that Oracle improperly overcharged the United States government by failing to provide discounts required under its contract with the General Services Administration (GSA), and that Oracle made false statements to the United States government. Plaintiffs alleged that the officer and director defendants are responsible for this alleged conduct and have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control, and unjust enrichment. Following consolidation of the actions and plaintiffs’ filing of a consolidated complaint on February 10, 2011, Oracle moved to dismiss the complaint. On November 9, 2011, the court granted Oracle’s motion to dismiss, and granted plaintiffs leave to file an amended complaint, which is due by February 10, 2012. The court declined to rule on the individual defendants’ motion to dismiss. Oracle believes that the claims in the qui tam action were meritless, and that there are additional defenses to plaintiffs’ bringing this action on Oracle’s behalf. We cannot currently estimate a reasonably possible range of loss for this action.

On September 8, 2011, another stockholder derivative lawsuit based on the qui tam action was filed in the United States District Court for the Northern District of California alleging similar theories and seeking similar relief as the consolidated cases mentioned above. On October 4, 2011, the court approved a stipulated stay of this action. Oracle believes that the claims in the qui tam action were meritless and that there are additional defenses to plaintiff’s bringing this action on Oracle’s behalf. We cannot currently estimate a reasonably possible range of loss for this action.

On September 12, 2011, two alleged stockholders of Oracle filed a Verified Petition for Writ of Mandate for Inspection of Corporate Books and Records in the Superior Court of the State of California, County of San Mateo. The petition names as respondents Oracle and two of our officers. Citing the claims in a qui tam action (discussed below), the alleged stockholders claim that they are investigating alleged corporate mismanagement and alleged improper and fraudulent practices relating to the pricing of Oracle’s products supplied to the United States government. The alleged stockholders request that the court issue a writ of mandate compelling the inspection of certain of the company’s accounting books and records and minutes of meetings of the stockholders, the Board of Directors, and the committees of the Board, related to those allegations, plus expenses of the audit and attorneys’ fees. On October 5, 2011, the alleged stockholders dismissed their claims against the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2011

(Unaudited)

two company officers and filed an Application for a Writ of Mandate in support of their previously filed Verified Petition. At a hearing on November 10, 2011 the court granted the alleged stockholders’ Application, which was confirmed in a judgment on December 12, 2011. Oracle believes that the claims in the qui tam action were meritless.

On June 16, 2009, the United States Department of Justice notified us that a qui tam action had been filed against Oracle in the United States District Court for the Eastern District of Virginia and that the government was conducting an investigation of the allegations in the sealed complaint. On July 29, 2010, the United States government filed a Complaint in Intervention in that action, alleging that Oracle made false and fraudulent statements to the GSA in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to Oracle’s commercial customers, and discounts provided to government purchasers. On October 6, 2011, the parties signed a settlement agreement, which resolved the action without any admission of liability on the part of Oracle. Under the terms of the settlement, Oracle agreed to pay the United States $199.5 million, and to pay relator’s counsel $2 million for attorneys’ fees in exchange for a release of claims as set forth in the agreement. The court dismissed the action with prejudice on October 11, 2011.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Plaintiffs allege breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek an injunction of the Pillar Data transaction, rescission of the Pillar Data transaction, disgorgement of our Chief Executive Officer’s alleged profits, and other declaratory and monetary relief. On October 19, 2011, Oracle and the individual defendants moved to dismiss the complaint. On November 30, 2011, Oracle and the individual defendants filed a brief in support of the motion to dismiss the complaint. Briefing on the motion will be complete on February 1, 2012. We cannot currently estimate a reasonably possible range of loss for this action.

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

We are organized into three businesses—software, hardware systems and services—which are further divided into certain operating segments. We believe our internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. An important element of our continued innovation and product strategy is to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability and security to our customers. We refer to these product offerings as Oracle Engineered Systems. Oracle Engineered Systems include our Oracle Exadata Database Machine and Oracle Exalogic Elastic Cloud products, among others, and provide increased computing performance relative to our competitors’ products, creating time savings and operational cost advantages for our customers.

Our businesses provide the products and services necessary to run a wide range of customer IT environments, including cloud computing environments. Cloud computing environments provide on demand access to a shared pool of computing resources in a self-service, dynamically scalable manner, delivering advantages in speed and efficiency. Cloud computing has evolved from technologies and services that Oracle has provided for many years, including clustering, server virtualization, Service-Oriented Architecture (SOA) shared services and large-scale management automation. Our cloud computing strategy is to provide products and services that are broad, comprehensive, enterprise-grade and based upon industry standards in order to provide customers with choice and a pragmatic roadmap for implementing or maintaining private clouds, which are generally exclusive to a single organization, public clouds, which are generally shared by multiple organizations and managed by a third party service provider, or integration between clouds. Our cloud offerings include, among others, the Oracle Public Cloud, which provides certain of our standards-based applications and platforms as public cloud offerings that we manage, and Oracle Fusion Applications, which are standards-based business applications that are designed to run in private clouds, public clouds or on-premise.

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

Software Business

Our software business, which represented 69% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

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

Software license updates and product support revenues, which represented 43% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 87% and accounted for 71% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $10 million and $22 million for the three months ended November 30, 2011 and 2010, respectively, and $24 million and $47 million for the six months ended November 30, 2011 and 2010, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 18% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Systems Products:    Our hardware systems products consist primarily of computer server and storage product offerings and hardware-related software, including our Oracle Solaris operating system. Our hardware systems component products are designed to be “open,” or to work in customer environments that may include other Oracle or non-Oracle hardware or software components. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as with our Oracle Engineered Systems.

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

Our hardware systems products revenues, cost of hardware systems products and operating margins that we report are affected by the strength of general economic and business conditions, governmental budgetary constraints, our strategy for and the competitive position of our hardware systems products, our acquisitions, and foreign currency rate fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets.

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

Our hardware systems support margins have been and will be affected by our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $9 million and $45 million for the three months ended November 30, 2011 and 2010, respectively, and $19 million and $106 million for the six months ended November 30, 2011 and 2010, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business is comprised of the remainder of our operating segments and offers consulting services; Cloud Services, which include certain of our Oracle Cloud Services offerings and Advanced Customer Services; and education services. Our services business, which represented 13% of our total revenues on a trailing 4-quarter basis, has significantly lower margins than our software and hardware businesses. Our services revenues are impacted by certain of our acquisitions, general economic conditions, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first half of fiscal 2012, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2012 compared to the same periods of fiscal 2011 is impacted by our acquisitions, primarily Art Technology Group, Inc. (ATG) in the third quarter of fiscal 2011 and Phase Forward Incorporated (Phase Forward) during the first quarter of fiscal 2011.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2012 compared to the same periods of fiscal 2011, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of fiscal 2011) to the growth in new software license revenues and to the growth in software license updates and product support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. Our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses are generally affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses segment) as certain expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2011, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2011 and November 30, 2010, our financial statements would reflect reported revenues of $1.34 million in the first half of fiscal 2012 (using 1.34 as the month-end average exchange rate for the period) and $1.33 million in the first half of fiscal 2011 (using 1.33 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and six months ended November 30, 2011 and 2010 using the May 31, 2011 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Total Revenues by Geography:
Americas	$4,532	2%	2%	$4,452	$8,758	5%	5%	$8,356
EMEA(1)	2,756	1%	1%	2,738	5,460	7%	1%	5,119
Asia Pacific(2)	1,504	8%	5%	1,392	2,948	13%	6%	2,609

Total revenues	8,792	2%	2%	8,582	17,166	7%	4%	16,084
Total Operating Expenses	5,681	-2%	-2%	5,812	11,372	0%	-2%	11,397

Total Operating Margin	$3,111	12%	12%	$2,770	$5,794	24%	17%	$4,687

Total Operating Margin %	35%			32%	34%			29%
% Revenues by Geography:
Americas	52%			52%	51%			52%
EMEA	31%			32%	32%			32%
Asia Pacific	17%			16%	17%			16%
Total Revenues by Business:
Software	$6,034	7%	7%	$5,644	$11,554	11%	8%	$10,380
Hardware Systems	1,578	-10%	-10%	1,753	3,252	-6%	-9%	3,451
Services	1,180	0%	0%	1,185	2,360	5%	2%	2,253

Total revenues	$8,792	2%	2%	$8,582	$17,166	7%	4%	$16,084

% Revenues by Business:
Software	69%			66%	67%			65%
Hardware Systems	18%			20%	19%			21%
Services	13%			14%	14%			14%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Second Quarter 2012 Compared to Fiscal Second Quarter 2011:    Excluding the effect of foreign currency rate fluctuations, total revenues increased in the second quarter of fiscal 2012 due to an increase in our software business revenues resulting from growth in our software license updates and product support revenues and new software license revenues. This increase was partially offset by a decrease in our hardware systems business’ revenues in the second quarter of fiscal 2012. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 11% and Asia Pacific contributed 36% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, total operating expenses decreased in the second quarter of fiscal 2012 primarily due to a reduction of hardware systems products costs associated with a decrease in hardware systems revenues, expense reductions in our hardware systems support line of business that resulted from efficiencies gained through our integration efforts, and a reduction in restructuring expenses. These decreases were partially offset by increases in our sales and marketing expenses in the second quarter of fiscal 2012 that were due primarily to additional headcount and increases in general and administrative expenses that were due to a $120 million legal expense recovery in the prior year period.

On a constant currency basis, our operating margin and operating margin as a percentage of revenues increased during the second quarter of fiscal 2012 due to an increase in our total revenues and a decrease in our total operating expenses.

First Half Fiscal 2012 Compared to First Half Fiscal 2011:    Excluding the effect of foreign currency rate fluctuations, the increase in total revenues in the first half of fiscal 2012 was attributable to growth in our software and services business’ revenues, partially offset by a reduction in our hardware systems business’ revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 61%, EMEA contributed 13% and Asia Pacific contributed 26% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, the decrease in total operating expenses and increase in total operating margin and operating margin as a percentage of revenues in the first half of fiscal 2012 were generally consistent with the reasons noted above.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2011	2010	2011	2010
Software license updates and product support deferred revenues(1)	$10	$22	$24	$47
Hardware systems support deferred revenues(1)	9	45	19	106
Amortization of intangible assets(2)	592	614	1,184	1,217
Acquisition related and other(3)(5)	5	47	25	130
Restructuring(4)	52	189	154	318
Stock-based compensation(5)	150	119	295	248
Income tax effects(6)	(226)	(274)	(483)	(528)

	$592	$762	$1,218	$1,538

(1)

In connection with our acquisitions, we have estimated the fair values of the software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $10 million and $22 million for the three months ended November 30, 2011 and 2010, respectively, and $24 million and $47 million for the six months ended November 30, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amount of $9 million and $45 million for the three months ended November 30, 2011 and 2010, respectively, and $19 million and $106 million for the six months ended November 30, 2011 and 2010, respectively.

Approximately $11 million, $9 million and $2 million of estimated software license updates and product support revenues related to support contracts assumed will not be recognized during the remainder of fiscal 2012, fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. In addition, approximately $10 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by certain acquired companies as independent entities. To the extent customers renew these support contracts, we expect to recognize revenues for the full contracts’ values over the support renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of November 30, 2011, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2012	$1,162
Fiscal 2013	1,991
Fiscal 2014	1,644
Fiscal 2015	1,244
Fiscal 2016	737
Fiscal 2017	183
Thereafter	180

Total intangible assets subject to amortization	7,141
In-process research and development	11

Total intangible assets, net	$7,152

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

(4)

The significant majority of restructuring expenses during the three and six months ended November 30, 2011 related to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Sales and marketing	$29	$19	$55	$42
Software license updates and product support	5	3	8	8
Hardware systems products	—	1	1	2
Hardware systems support	2	1	3	2
Services	6	4	10	8
Research and development	68	55	139	114
General and administrative	40	36	79	72

Subtotal	150	119	295	248
Acquisition related and other	2	5	3	6

Total stock-based compensation	$152	$124	$298	$254

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 26.3% and 28.5% for the second quarter of fiscal 2012 and 2011, respectively, and 26.4% and 26.8% for the first half of fiscal 2012 and 2011, respectively. The differences in the income tax rates presented in the table above for the second quarter of fiscal 2012 and fiscal 2011, and for the first half of fiscal 2011, in comparison to the income tax rates derived per our condensed consolidated statements of operations for these periods were primarily due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses in these periods. The difference in the income tax rate presented in the table above for the first half of fiscal 2012 in comparison to the income tax rate derived per our condensed consolidated statements of operations for this period was primarily due to income tax effects related to our acquired tax exposures and the differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
New Software License Revenues:
Americas	$1,027	0%	1%	$1,030	$1,754	4%	4%	$1,687
EMEA	584	2%	3%	574	1,024	11%	7%	925
Asia Pacific	437	11%	8%	395	768	14%	9%	672

Total revenues	2,048	2%	3%	1,999	3,546	8%	6%	3,284
Expenses:
Sales and marketing(1)	1,382	10%	9%	1,260	2,708	16%	13%	2,326
Stock-based compensation	28	71%	71%	18	54	40%	40%	39
Amortization of intangible assets(2)	190	-9%	-9%	211	378	-9%	-9%	415

Total expenses	1,600	8%	8%	1,489	3,140	13%	10%	2,780

Total Margin	$448	-13%	-11%	$510	$406	-19%	-19%	$504

Total Margin %	22%			26%	11%			15%
% Revenues by Geography:
Americas	50%			51%	49%			52%
EMEA	29%			29%	29%			28%
Asia Pacific	21%			20%	22%			20%
Revenues by Product:
Database and middleware	$1,479	4%	4%	$1,420	$2,548	8%	6%	$2,356
Applications	569	-2%	-1%	579	998	8%	7%	928

Total new software license revenues	$2,048	2%	3%	$1,999	$3,546	8%	6%	$3,284

% Revenues by Product:
Database and middleware	72%			71%	72%			72%
Applications	28%			29%	28%			28%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2012 Compared to Fiscal Second Quarter 2011:    Excluding the effect of currency rate fluctuations, total new software license revenues increased in the second quarter of fiscal 2012 due to growth in our database and middleware revenues and incremental revenue contributions from our recent acquisitions. On a constant currency basis, the Americas contributed 11%, EMEA contributed 28% and Asia Pacific contributed 61% to our new software license revenues growth during the second quarter of fiscal 2012.

Excluding the effect of currency rate fluctuations, database and middleware revenues increased by 4% and our applications revenues decreased by 1% in the second quarter of fiscal 2012. The growth rates of our database and middleware revenues and applications revenues for the second quarter of fiscal 2012 were affected by the high growth rates that we experienced in the second quarter of fiscal 2011 against which our current quarter’s revenues were compared. Excluding the effect of currency rate fluctuations, our database and middleware revenues and applications revenues increased by 11% and 15%, respectively, over the trailing 4-quarters due to improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, our recent acquisitions contributed $37 million to the growth in our applications revenues during the second quarter of fiscal 2012.

In reported currency, new software license revenues earned from transactions over $3 million decreased by 6% in the second quarter of fiscal 2012 and represented 20% of our new software license revenues in the second quarter of fiscal 2012 in comparison to 22% in the second quarter of fiscal 2011.

Excluding the effect of currency rate fluctuations, our total new software license expenses increased in the second quarter of fiscal 2012 primarily due to higher employee related expenses from increased headcount.

Excluding the effect of currency rate fluctuations, total new software license margin and margin as a percentage of revenues decreased during the second quarter of fiscal 2012 as our expenses increased at a faster rate than our revenues.

First Half Fiscal 2012 Compared to First Half Fiscal 2011:    Excluding the effect of currency rate fluctuations, the growth in our new software license revenues in the first half of fiscal 2012 was due to growth across all major product types and geographies, primarily during the first quarter of fiscal 2012 and incremental revenue contributions from our recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 34%, EMEA contributed 35% and Asia Pacific contributed 31% to our new software license revenues growth during the first half of fiscal 2012.

In reported currency, products acquired from our recent acquisitions contributed $92 million to the growth in our applications revenues during the first half of fiscal 2012. In reported currency, new software license revenues earned from transactions over $3 million increased by 11% in the first half of fiscal 2012 and represented 21% of new software license revenues in the first half of fiscal 2012 in comparison to 20% in the first half of fiscal 2011.

Excluding the effect of foreign currency rate fluctuations, total new software license expenses increased and operating margin and operating margin as a percentage of revenues decreased during the first half of fiscal 2012 primarily due to reasons that are consistent with those noted above and also due to an increase in certain legal expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Software License Updates and Product Support Revenues:
Americas	$2,114	8%	8%	$1,959	$4,238	10%	10%	$3,843
EMEA	1,290	9%	9%	1,183	2,610	14%	8%	2,289
Asia Pacific	582	16%	12%	503	1,160	20%	12%	964

Total revenues	3,986	9%	9%	3,645	8,008	13%	10%	7,096
Expenses:
Software license updates and product support(1)	293	-4%	-4%	304	586	-4%	-5%	607
Stock-based compensation	5	74%	74%	3	8	13%	13%	8
Amortization of intangible assets(2)	217	4%	4%	208	428	3%	3%	414

Total expenses	515	0%	0%	515	1,022	-1%	-1%	1,029

Total Margin	$3,471	11%	10%	$3,130	$6,986	15%	12%	$6,067

Total Margin %	87%			86%	87%			85%
% Revenues by Geography:
Americas	53%			54%	53%			54%
EMEA	32%			32%	33%			32%
Asia Pacific	15%			14%	14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2012 Compared to Fiscal Second Quarter 2011:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the second quarter of fiscal 2012 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal quarter and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 32% and Asia Pacific contributed 19% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the second quarter of fiscal 2012 included incremental revenues of $22 million from our recent acquisitions. As a result of our acquisitions, we recorded adjustments to reduce assumed software license updates and product support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $10 million and $22 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the second quarter of fiscal 2012 and fiscal 2011, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying software support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses in the second quarter of fiscal 2012 were flat in comparison to the prior year period as higher intangible asset amortization and higher salaries expenses were offset by reductions in variable compensation expenses and bad debt expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased as our revenues increased while our expenses remained flat.

First Half Fiscal 2012 Compared to First Half Fiscal 2011:    Excluding the effect of favorable currency rate fluctuations of 3 percentage points, the growth in our software license updates and product support revenues during the first half of fiscal 2012 was primarily attributable to the same reasons as noted above. On a constant currency basis, the Americas contributed 54%, EMEA contributed 28% and Asia Pacific contributed 18% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first half of fiscal 2012 included incremental contributions of $50 million from our recent acquisitions. Software license updates and product support revenues related to support contracts in the amounts of $24 million and $47 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2012 and 2011, respectively, due to business combination accounting rules.

Excluding the effect of unfavorable foreign currency rate fluctuations, total software license updates and product support expenses decreased during the first half of fiscal 2012 primarily due to decreases in bad debt expenses and variable compensation expenses, partially offset by higher intangible asset amortization and higher salaries expenses from increased headcount. Excluding the effect of favorable currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased during the first half of fiscal 2012 for similar reasons as those noted above.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our computer server and storage products. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Hardware Systems Products Revenues:
Americas	$496	-17%	-17%	$602	$971	-15%	-15%	$1,144
EMEA	272	-17%	-17%	329	615	-8%	-14%	667
Asia Pacific	185	2%	-1%	181	395	4%	-3%	379

Total revenues	953	-14%	-14%	1,112	1,981	-10%	-13%	2,190
Expenses:
Hardware systems products(1)	471	-10%	-10%	524	942	-13%	-14%	1,080
Sales and marketing(1)	286	14%	13%	251	564	14%	10%	496
Stock-based compensation	1	-53%	-53%	2	2	-56%	-56%	5
Amortization of intangible assets(2)	95	-8%	-8%	103	200	-2%	-2%	204

Total expenses	853	-3%	-3%	880	1,708	-4%	-6%	1,785

Total Margin	$100	-56%	-57%	$232	$273	-32%	-39%	$405

Total Margin %	11%			21%	14%			18%
% Revenues by Geography:
Americas	52%			54%	49%			52%
EMEA	29%			30%	31%			31%
Asia Pacific	19%			16%	20%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, hardware systems products revenues decreased in the fiscal 2012 periods presented primarily due to reductions in the volumes of lower margin transactions and due to the introduction of new SPARC processor based servers, which we believe slowed purchases of predecessor server products. These hardware revenue decreases were partially offset by increases in hardware revenues attributable to our Oracle Engineered Systems during the fiscal 2012 periods presented.

Excluding the effects of currency rate fluctuations, total hardware systems products operating expenses declined in the fiscal 2012 periods presented primarily due to reductions in hardware systems products costs associated with lower revenues, partially offset by increases in bad debt expenses, employee related expenses due to increased sales headcount and certain other direct manufacturing expenses.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and total margin as a percentage of revenues decreased in the fiscal 2012 periods presented primarily due to decreases in hardware systems products revenues and increases in sales and marketing expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Hardware Systems Support Revenues:
Americas	$285	10%	10%	$259	$584	14%	13%	$512
EMEA	227	-14%	-14%	264	463	-11%	-16%	523
Asia Pacific	113	-4%	-7%	118	224	-1%	-8%	226

Total revenues	625	-2%	-3%	641	1,271	1%	-3%	1,261
Expenses:
Hardware systems support(1)	256	-28%	-28%	355	538	-18%	-20%	654
Stock-based compensation	2	26%	26%	1	3	20%	20%	2
Amortization of intangible assets(2)	77	3%	3%	74	152	2%	2%	149

Total expenses	335	-22%	-23%	430	693	-14%	-16%	805

Total Margin	$290	37%	36%	$211	$578	27%	19%	$456

Total Margin %	46%			33%	45%			36%
% Revenues by Geography:
Americas	46%			41%	46%			41%
EMEA	36%			41%	36%			41%
Asia Pacific	18%			18%	18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, hardware systems support revenues decreased modestly in the fiscal 2012 periods presented primarily due to revenue decreases in the EMEA region.

As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $9 million and $45 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the second quarter of fiscal 2012 and fiscal 2011, respectively, and $19 million and $106 million were not recognized for the first half of fiscal 2012 and 2011, respectively. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effect of currency rate fluctuations, total hardware systems support expenses decreased in the fiscal 2012 periods presented due to the reduction of service delivery costs during the fiscal 2012 periods presented resulting from our integration initiatives associated with our acquisition of Sun Microsystems, Inc. (Sun) and a decrease in our bad debt expenses. These expense decreases were partially offset by increased employee related expenses due to increased headcount. Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in the fiscal 2012 periods presented primarily as a result of our expense reductions.

Services

Our services business consists of consulting; Cloud Services, which include certain of our Oracle Cloud Services offerings and Advanced Customer Services; and education services. Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. Oracle Cloud Services’ managed services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-site at customer facilities. Advanced Customer Services provide support services, both on-site and remote, to customers to enable increased performance and higher availability of their products and services. Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. The cost of providing our services is primarily personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Services Revenues:
Americas	$610	1%	3%	$602	$1,211	4%	4%	$1,170
EMEA	383	-1%	0%	387	748	5%	0%	715
Asia Pacific	187	-4%	-5%	196	401	9%	3%	368

Total revenues	1,180	0%	0%	1,185	2,360	5%	2%	2,253
Expenses:
Services(1)	923	-4%	-4%	965	1,855	0%	-2%	1,857
Stock-based compensation	6	34%	34%	4	10	27%	27%	8
Amortization of intangible assets(2)	13	-25%	-25%	18	26	-25%	-25%	35

Total expenses	942	-4%	-4%	987	1,891	0%	-3%	1,900

Total Margin	$238	19%	21%	$198	$469	32%	30%	$353

Total Margin %	20%			17%	20%			16%
% Revenues by Geography:
Americas	52%			51%	51%			52%
EMEA	32%			33%	32%			32%
Asia Pacific	16%			16%	17%			16%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, our services revenues were flat during the second quarter of fiscal 2012 and modestly higher during the first half of fiscal 2012 in comparison to the corresponding prior year periods due to modest increases in our consulting and Cloud Services revenues, which were offset by a modest decrease in our education revenues.

Excluding the impact of currency rate fluctuations, our services expenses decreased in the second quarter of fiscal 2012 due to lower third-party contractor expenses associated with our Cloud Services offerings and certain other net expense reductions.

On a constant currency basis, our services margin and margin as a percentage of revenues increased during the fiscal 2012 periods presented primarily as a result of decreases in our total services expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Research and development(1)	$1,034	-3%	-2%	$1,064	$2,013	-5%	-5%	$2,108
Stock-based compensation	68	24%	24%	55	139	23%	23%	114

Total expenses	$1,102	-2%	-1%	$1,119	$2,152	-3%	-4%	$2,222

% of Total Revenues	13%			13%	13%			14%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses decreased during the fiscal 2012 periods presented primarily due to decreases in certain legal costs and variable compensation expenses, which were partially offset by an increase in employee related expenses such as salaries, benefits and stock-based compensation from increased headcount.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
General and administrative(1)	$237	98%	97%	$120	$508	43%	39%	$356
Stock-based compensation	40	9%	9%	36	79	9%	9%	72

Total expenses	$277	77%	77%	$156	$587	37%	34%	$428

% of Total Revenues	3%			2%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2012 periods presented primarily due to a $120 million benefit from the recovery of certain legal costs in the second quarter of fiscal 2011.

Amortization of Intangible Assets:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Software support agreements and related relationships	$146	3%	3%	$141	$290	3%	3%	$282
Hardware systems support agreements and related relationships	30	1%	1%	30	59	1%	1%	59
Developed technology	223	-11%	-11%	250	457	-7%	-7%	490
Core technology	88	10%	10%	80	168	6%	6%	158
Customer relationships	88	-9%	-9%	96	177	-9%	-9%	194
Trademarks	17	-5%	-5%	17	33	-5%	-5%	34

Total amortization of intangible assets	$592	-4%	-4%	$614	$1,184	-3%	-3%	$1,217

Amortization of intangible assets decreased in the fiscal 2012 periods presented due to a reduction in expenses associated with certain of our intangible assets that became fully amortized during the trailing four quarter period. These decreases were partially offset by additional amortization from intangible assets that we acquired since the beginning of fiscal 2011 including those from our acquisitions of Phase Forward during the first quarter of fiscal 2011 and ATG during the third quarter of fiscal 2011. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets (including weighted average useful lives) and related amortization.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Transitional and other employee related costs	$1	-96%	-96%	$28	$12	-84%	-85%	$77
Stock-based compensation	2	-58%	-58%	5	3	-58%	-58%	6
Professional fees and other, net	(8)	-125%	-130%	31	(8)	-113%	-115%	59
Business combination adjustments, net	10	155%	155%	(17)	18	240%	240%	(12)

Total acquisition related and other expenses	$5	-89%	-92%	$47	$25	-81%	-83%	$130

On a constant currency basis, the decreases in our acquisition related and other expenses in the fiscal 2012 periods presented were primarily due to a reduction in transitional and other employee related costs and professional services expenses in comparison to those that were incurred in the prior year periods that primarily related to our acquisition of Sun.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Restructuring expenses	$52	-72%	-72%	$189	$154	-52%	-53%	$318

Restructuring expenses in the fiscal 2012 periods presented primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. Restructuring expenses incurred in the fiscal 2011 periods presented related primarily to the Sun Restructuring Plan and, to a lesser extent, to other Oracle-based restructuring plans. The total estimated remaining restructuring costs associated with the Sun Restructuring Plan are approximately $129 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are incurred. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Interest expense	$192	-11%	-11%	$214	$384	-6%	-6%	$410

Interest expense decreased in the fiscal 2012 periods presented due to lower average borrowings as compared to the comparable periods in fiscal 2011 primarily due to the maturity and repayment of $2.25 billion of senior notes in January 2011.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Interest income	$58	47%	53%	$39	$114	56%	55%	$73
Foreign currency gains (losses), net	(10)	-132%	-121%	33	(40)	-149%	-144%	82
Noncontrolling interests in income	(25)	13%	18%	(22)	(52)	11%	12%	(47)
Other income (loss), net	18	-55%	-56%	40	(1)	-102%	-102%	57

Total non-operating income, net	$41	-55%	-49%	$90	$21	-87%	-84%	$165

On a constant currency basis, our non-operating income, net decreased in the fiscal 2012 periods presented primarily as a result of net foreign currency transaction losses in comparison to net foreign currency transaction gains in the corresponding prior year periods. These decreases were partially offset by an increase in interest income during the fiscal 2012 periods presented due to larger average cash, cash equivalents and marketable securities balances during the fiscal 2012 periods presented in comparison to the corresponding prior year periods.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2011	Actual	Constant	2010	2011	Actual	Constant	2010
Provision for income taxes	$768	-1%	-2%	$776	$1,399	15%	9%	$1,219

Effective tax rate	25.9%			29.3%	25.8%			27.4%

Fiscal Second Quarter 2012 Compared to Fiscal Second Quarter 2011:    Provision for income taxes decreased slightly during the second quarter of fiscal 2012 primarily due to a tax favorable change in the jurisdictional mix of our earnings during the second quarter of fiscal 2012 in comparison to the prior year period, which more than offset the increase in taxes due to higher income before taxes.

First Half Fiscal 2012 Compared to First Half Fiscal 2011:    Provision for income taxes in the first half of fiscal 2012 increased due substantially to higher income before taxes.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2011	Change	May 31, 2011
Working capital	$27,410	10%	$24,982
Cash, cash equivalents and marketable securities	$31,012	8%	$28,848

Working capital:    The increase in working capital as of November 30, 2011 in comparison to May 31, 2011 was primarily due to the favorable impact to our net current assets resulting from our net income during the first half of fiscal 2012, partially offset by cash used for repurchases of our common stock, acquisitions, and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at November 30, 2011 in comparison to May 31, 2011 was due to an increase in cash generated from our operating activities, partially offset by our June 2011 repayment of $1.15 billion of short-term borrowings pursuant to our revolving credit facilities, cash used for acquisitions, the repurchases of our common stock and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $23.4 billion held by our foreign subsidiaries as of November 30, 2011, a significant portion of which we consider as indefinitely reinvested earnings outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar generally strengthened against certain major international currencies as of November 30, 2011, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of November 30, 2011 relative to what we would have reported using a constant currency rate as of May 31, 2011.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 45 days at November 30, 2011 compared with 55 days at May 31, 2011. The days sales outstanding calculation excludes the revenue adjustments that reduce our acquired software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first half of fiscal 2012, of large software license and software support balances outstanding as of May 31, 2011.

	Six Months Ended November 30,
(Dollars in millions)	2011	Change	2010
Net cash provided by operating activities	$6,676	40%	$4,761
Net cash used for investing activities	$(5,947)	-11%	$(6,694)
Net cash (used for) provided by financing activities	$(3,231)	255%	$2,088

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

Net cash provided by operating activities increased in the first half of fiscal 2012 primarily due to increased net income, the collection of fourth quarter fiscal 2011 trade receivables associated with higher sales volumes, a decrease in cash used to pay income tax related liabilities and other cash favorable working capital movements, in each case compared to the first half of fiscal 2011. These cash favorable movements were partially offset by an increase in cash used to pay higher accrued compensation liabilities such as commissions and bonuses during the first half of fiscal 2012 in comparison to the first half of fiscal 2011.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities decreased in the first half of fiscal 2012 due to a decrease in cash used to purchase marketable securities (net of proceeds received from sales and maturities), and a decrease in cash used for acquisitions, net of cash acquired.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first half of fiscal 2012 increased in comparison to net cash provided by financing activities in the first half of fiscal 2011 primarily due to our issuance of $3.25 billion of long-term senior notes in the first half of fiscal 2011 (none in the first half of fiscal 2012); and an increase in our common stock repurchases in the first half of fiscal 2012, an increase in repayments of borrowings in the first half of fiscal 2012, and a decrease in proceeds from stock option exercises during the first half of fiscal 2012, all in comparison to the prior year period.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2011	Change	2010
Net cash provided by operating activities	$13,129	45%	$9,053
Capital expenditures(1)	(500)	36%	(369)

Free cash flow	$12,629	45%	$8,684

Net income	$9,356		$6,776

Free cash flow as a percent of net income	135%		128%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $424 million and $276 million, respectively, or approximately 12% and 8%, respectively, of our new software license revenues in the first half of fiscal 2012 and 2011, and $61 million and $62 million, respectively, or approximately 3% of our hardware systems products revenues in each of the first half of fiscal 2012 and 2011.

Recent Financing Activities

Revolving Credit Agreements:    On June 30, 2011, our revolving credit agreements with BNP Paribas, as initial lender and administrative agent, and BNP Paribas Securities Corp., as sole lead arranger and sole bookrunner (the 2011 Credit Agreements), to borrow $1.15 billion were repaid in full and the 2011 Credit Agreements expired pursuant to their terms.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. This amount was in addition to the $8.0 billion expansion announced on October 20, 2008 for which $2.3 billion remained available for stock repurchases as of November 30, 2011. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    On October 24, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. Upon the consummation of the merger, each share of RightNow common stock will be converted into the right to receive $43.00 per share in cash. In addition, outstanding options to acquire RightNow common stock and RightNow restricted stock-based awards will generally be converted into options and restricted stock-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of RightNow is approximately $1.6 billion.

Separately, as described in Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, we have contingent consideration payable as a result of our acquisition of Pillar Data Systems, Inc. that will settle in fiscal 2015.

During the first half of fiscal 2012, there were no other significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2011.

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

Stock Options and Restricted Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders. We historically have granted only stock options to our employees and any restricted stock-based awards outstanding were assumed as a result of our acquisitions.

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2008 has been a weighted average annualized rate of 1.3% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10-year exercise period, have exercise prices higher than the current market price of our common stock. At November 30, 2011, 25% of our outstanding stock options had exercise prices in excess of the current market price. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2011, the maximum potential dilution from all outstanding and unexercised stock option and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.6%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first half of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 for a more complete discussion of the market risks we encounter.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and our Chief Financial Officer have concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Chief Executive Officer and our Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. This amount was in addition to the $8.0 billion expansion announced on October 20, 2008 for which $2.3 billion remained available for stock repurchases as of November 30, 2011.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program that was available as of November 30, 2011:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 1, 2011—September 30, 2011	12.0	$28.26	12.0	$2,925.8
October 1, 2011—October 31, 2011	10.9	$31.18	10.9	$2,587.1
November 1, 2011—November 30, 2011	10.2	$31.50	10.2	$2,264.5

Total	33.1	$30.22	33.1

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.05*	Form of Stock Option Agreement for U.S. Executive Vice Presidents and Section 16 Officers under the Amended and Restated 2000 Long-Term Equity Incentive Plan						X

10.06*	Form of Stock Option Agreement under the Amended and Restated 1993 Directors’ Stock Plan						X

10.07*	Form of Indemnity Agreement for Directors and Executive Officers						X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2011 and 2010 and (iv) Notes to Condensed Consolidated Financial Statements						X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 23, 2011	By:	/s/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Date: December 23, 2011	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer