Form 10-Q
period 2012-02-29
ORACLE CORP
filed 2012-03-23
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

The number of shares of registrant’s common stock outstanding as of March 19, 2012 was: 4,975,106,000.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2012, which runs from June 1, 2011 to May 31, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 29, 2012 and May 31, 2011

(Unaudited)

(in millions, except per share data)	February 29, 2012	May 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,781	$16,163
Marketable securities	15,961	12,685
Trade receivables, net of allowances for doubtful accounts of $349 and $372 as of February 29, 2012 and May 31, 2011, respectively	4,656	6,628
Inventories	172	303
Deferred tax assets	1,290	1,189
Prepaid expenses and other current assets	1,678	2,206

Total current assets	37,538	39,174

Non-current assets:
Property, plant and equipment, net	2,936	2,857
Intangible assets, net	7,455	7,860
Goodwill	23,819	21,553
Deferred tax assets	977	1,076
Other assets	1,636	1,015

Total non-current assets	36,823	34,361

Total assets	$74,361	$73,535

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$—	$1,150
Accounts payable	442	494
Accrued compensation and related benefits	1,665	2,320
Deferred revenues	6,285	6,802
Other current liabilities	3,240	3,426

Total current liabilities	11,632	14,192

Non-current liabilities:
Notes payable and other non-current borrowings	14,777	14,772
Income taxes payable	3,216	3,169
Other non-current liabilities	1,470	1,157

Total non-current liabilities	19,463	19,098

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,979 shares as of February 29, 2012 and 5,068 shares as of May 31, 2011	17,341	16,653
Retained earnings	25,116	22,581
Accumulated other comprehensive income	416	542

Total Oracle Corporation stockholders’ equity	42,873	39,776
Noncontrolling interests	393	469

Total equity	43,266	40,245

Total liabilities and equity	$74,361	$73,535

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 29, 2012 and February 28, 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenues:
New software licenses	$2,374	$2,214	$5,921	$5,498
Software license updates and product support	4,051	3,740	12,058	10,835

Software revenues	6,425	5,954	17,979	16,333
Hardware systems products	869	1,035	2,851	3,225
Hardware systems support	604	629	1,874	1,890

Hardware systems revenues	1,473	1,664	4,725	5,115
Services	1,141	1,146	3,501	3,399

Total revenues	9,039	8,764	26,205	24,847

Operating expenses:
Sales and marketing(1)	1,700	1,618	5,027	4,482
Software license updates and product support(1)	305	299	899	914
Hardware systems products(1)	424	465	1,367	1,547
Hardware systems support(1)	257	294	798	950
Services(1)	922	954	2,788	2,818
Research and development	1,145	1,127	3,297	3,349
General and administrative	261	286	848	714
Amortization of intangible assets	606	612	1,790	1,829
Acquisition related and other	38	30	63	160
Restructuring	64	92	217	410

Total operating expenses	5,722	5,777	17,094	17,173

Operating income	3,317	2,987	9,111	7,674
Interest expense	(190)	(204)	(574)	(613)
Non-operating income, net	21	16	42	180

Income before provision for income taxes	3,148	2,799	8,579	7,241
Provision for income taxes	650	683	2,050	1,903

Net income	$2,498	$2,116	$6,529	$5,338

Earnings per share:
Basic	$0.50	$0.42	$1.30	$1.06

Diluted	$0.49	$0.41	$1.28	$1.04

Weighted average common shares outstanding:
Basic	5,007	5,057	5,037	5,042

Diluted	5,080	5,149	5,118	5,117

Dividends declared per common share	$0.06	$0.05	$0.18	$0.15

(1)	Exclusive of amortization of intangible assets, which is shown separately below.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 29, 2012 and February 28, 2011

(Unaudited)

	Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011
Cash Flows From Operating Activities:
Net income	$6,529	$5,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	350	283
Amortization of intangible assets	1,790	1,829
Deferred income taxes	(200)	(174)
Stock-based compensation	474	383
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	123	222
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(71)	(139)
Other, net	67	42
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,028	1,377
Decrease (increase) in inventories	139	(9)
Decrease in prepaid expenses and other assets	87	261
Decrease in accounts payable and other liabilities	(1,353)	(821)
Increase (decrease) in income taxes payable	259	(591)
Decrease in deferred revenues	(536)	(564)

Net cash provided by operating activities	9,686	7,437

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(29,745)	(22,861)
Proceeds from maturities and sales of marketable securities and other investments	26,472	19,159
Acquisitions, net of cash acquired	(2,833)	(1,673)
Capital expenditures	(431)	(372)
Proceeds from sale of property	—	85

Net cash used for investing activities	(6,537)	(5,662)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(3,457)	(749)
Proceeds from issuances of common stock	513	1,028
Payments of dividends to stockholders	(909)	(757)
Proceeds from borrowings, net of issuance costs	—	3,204
Repayments of borrowings	(1,405)	(3,143)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	71	139
Distributions to noncontrolling interests	(163)	(65)

Net cash used for financing activities	(5,350)	(343)

Effect of exchange rate changes on cash and cash equivalents	(181)	518

Net (decrease) increase in cash and cash equivalents	(2,382)	1,950
Cash and cash equivalents at beginning of period	16,163	9,914

Cash and cash equivalents at end of period	$13,781	$11,864

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$19	$17
Fair value of contingent consideration payable in connection with acquisition	$346	$—
Increase in unsettled repurchases of common stock	$26	$1

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

There have been no significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 that have had a significant impact on our consolidated financial statements or notes thereto.

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

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Transitional and other employee related costs	$6	$16	$18	$93
Stock-based compensation	18	1	21	8
Professional fees and other, net	6	14	(1)	72
Business combination adjustments, net	8	(1)	25	(13)

Total acquisition related and other expenses	$38	$30	$63	$160

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

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

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Interest income	$60	$44	$175	$118
Foreign currency gains (losses), net	(28)	(30)	(68)	52
Noncontrolling interests in income	(35)	(26)	(88)	(73)
Other income, net	24	28	23	83

Total non-operating income, net	$21	$16	$42	$180

Comprehensive Income

Comprehensive income consists of the following, net of income tax effects: net income, net foreign currency translation gains and losses, net unrealized gains and losses related to defined benefit plans and net unrealized gains and losses on marketable debt and equity securities that we classify as available-for-sale. The following table sets forth the calculation of comprehensive income:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income	$2,498	$2,116	$6,529	$5,338
Foreign currency translation gains (losses), net	116	93	(139)	403
Unrealized gains (losses) on defined benefit plans, net	—	1	(4)	3
Unrealized gains on marketable securities, net	8	6	17	17

Comprehensive income	$2,622	$2,216	$6,403	$5,761

Sales of Financing Receivables

We offer certain of our customers the option to acquire our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended February 29, 2012 and February 28, 2011, $374 million and $287 million of financing receivables were sold to financial institutions, respectively. During the nine months ended February 29, 2012 and February 28, 2011, $1.3 billion and $1.0 billion of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Testing Goodwill for Impairment:    In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We intend to early adopt ASU 2011-08 in our fourth quarter of fiscal 2012 and we do not expect that its adoption will have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income:    In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and ASU 2011-12 are effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 and ASU 2011-12 on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements:    In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

2.	ACQUISITIONS

Proposed Acquisition of Taleo Corporation

On February 8, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with Taleo Corporation (Taleo), a provider of cloud-based talent management solutions. Pursuant to the Merger Agreement, our wholly-owned subsidiary will merge with and into Taleo and Taleo will become a wholly-owned subsidiary of Oracle. Upon the consummation of the merger, each share of Taleo common stock will be converted into the right to receive $46.00 in cash. In addition, the unvested portion of each Taleo stock option or restricted stock-based award outstanding immediately prior to the consummation of the merger will generally be converted into a stock option or restricted stock-based award, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Taleo is approximately $2.0 billion. The completion of the merger is subject to customary conditions, including without limitation, the adoption of the merger by Taleo’s stockholders.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

Fiscal 2012 Acquisitions

Acquisition of RightNow Technologies, Inc.

On January 25, 2012, we completed our acquisition of RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. We have included the financial results of RightNow in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The total preliminary purchase price for RightNow was approximately $1.5 billion, which consisted of approximately $1.5 billion in cash and $14 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $697 million of identifiable intangible assets and $240 million of net tangible liabilities related primarily to customer performance obligations, convertible debt and deferred tax liabilities that were assumed as a part of this acquisition, based on their estimated fair values, and $1.1 billion of residual goodwill.

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

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. The estimated fair value of the liability for contingent consideration, representing the preliminary purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. This preliminary purchase price payable may differ from the amount that is ultimately payable via the Earn-Out calculation (described above) with any changes in the liability recorded as acquisition related and other in our consolidated statements of operations until the liability is settled. We have preliminarily recorded $142 million of identifiable intangible assets and $11 million of net tangible liabilities, based on their estimated fair values, and $215 million of residual goodwill. The fair value of contingent consideration payable was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Pillar Data during the Earn-Out Period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Merger Agreement. Subsequent to the date of acquisition, the estimated fair value of the Earn-Out liability increased to $384 million as of February 29, 2012 primarily as a result of the passage of time and the corresponding impact of discounting.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

Other Fiscal 2012 Acquisitions

During the first nine months of fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $1.6 billion, which consisted of approximately $1.6 billion in cash, and $5 million for the fair value of stock options assumed. We have preliminarily recorded $530 million of identifiable intangible assets and $32 million of net tangible assets, based on their estimated fair values, and $1.1 billion of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for all acquisitions completed during the first nine months of fiscal 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, and income and non-income based taxes.

Fiscal 2011 Acquisitions

On January 5, 2011, we completed our acquisition of Art Technology Group, Inc. (ATG), a provider of eCommerce software and related on demand commerce optimization applications. We have included the financial results of ATG in our consolidated financial statements from the date of acquisition. The total purchase price for ATG was approximately $1.0 billion, which consisted of approximately $990 million in cash and $16 million for the fair value of stock options and restricted stock-based awards assumed. We have recorded $404 million of identifiable intangible assets and $111 million of net tangible assets, based on their estimated fair values, and $491 million of residual goodwill.

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

The estimates of fair values for the assets acquired and liabilities assumed for certain acquisitions completed during fiscal 2011 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, and income and non-income based taxes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, RightNow, Pillar Data, ATG, Phase Forward, and certain other companies that we acquired since the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

beginning of fiscal 2011 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2011.

The unaudited pro forma financial information for the three and nine months ended February 29, 2012 combined the historical results of Oracle for the three and nine months ended February 29, 2012, the historical results of RightNow for the three and nine months ended September 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired RightNow), the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and nine months ended February 28, 2011 combined the historical results of Oracle for the three and nine months ended February 28, 2011, the historical results of RightNow for the three and nine months ended March 31, 2011 (due to differences in reporting periods), the historical results of Pillar Data for the three and nine months ended December 31, 2010 (due to differences in reporting periods), the historical results of ATG for the three and nine months ended September 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired ATG), the historical results of Phase Forward for the three months ended June 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired Phase Forward), the historical results of certain other companies that we acquired since the beginning of fiscal 2011 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Total revenues	$9,076	$8,897	$26,439	$25,339
Net income	$2,481	$2,050	$6,423	$5,140
Basic earnings per share	$0.50	$0.41	$1.28	$1.02
Diluted earnings per share	$0.49	$0.40	$1.26	$1.00

3.	FAIR VALUE MEASUREMENTS

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

February 29, 2012

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	February 29, 2012				May 31, 2011
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Assets:
Money market funds	$25	$—	$—	$25	$3,362	$—	$3,362
U.S. Treasury, U.S. government and U.S. government agency debt securities	515	—	—	515	1,150	—	1,150
Commercial paper debt securities	—	14,031	—	14,031	—	11,884	11,884
Corporate debt securities and other	144	1,848	—	1,992	106	1,885	1,991
Derivative financial instruments	—	73	—	73	—	69	69

Total assets	$684	$15,952	$—	$16,636	$4,618	$13,838	$18,456

Liabilities:
Contingent consideration payable	$—	$—	$384	$384	$—	$—	$—

Our valuation techniques used to measure the fair values of our money market funds, U.S. Treasury, U.S. government and U.S. government agency debt securities and certain other marketable securities that were classified as Level 1 in the table above were derived from quoted market prices as substantially all of these instruments have maturity dates, if any, within two years from our date of purchase and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, all of which mature within two years and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others. Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with our acquisition of Pillar Data are described in Note 2.

Our cash equivalents, marketable securities and derivative financial instruments are recognized and measured at fair value in our condensed consolidated financial statements. Based on the trading prices of our $14.8 billion and $15.9 billion of borrowings, which consisted of senior notes that were outstanding at February 29, 2012 and senior notes and short-term borrowings that were outstanding as of May 31, 2011, respectively, and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair values of our borrowings at February 29, 2012 and May 31, 2011 were $17.6 billion and $17.4 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

	February 29,	May 31,
(in millions)	2012	2011
Raw materials	$60	$94
Work-in-process	13	17
Finished goods	99	192

Total	$172	$303

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2012 and the net book value of intangible assets at February 29, 2012 and May 31, 2011 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2011	Additions	February 29, 2012	May 31, 2011	Expense	February 29, 2012	May 31, 2011	February 29, 2012
Software support agreements and related relationships	$5,177	$117	$5,294	$(2,745)	$(438)	$(3,183)	$2,432	$2,111	8 years
Hardware systems support agreements and related relationships	760	8	768	(147)	(89)	(236)	613	532	8 years
Developed technology	6,034	534	6,568	(3,728)	(687)	(4,415)	2,306	2,153	6 years
Core technology	2,295	254	2,549	(1,272)	(253)	(1,525)	1,023	1,024	6 years
Customer relationships	2,063	471	2,534	(926)	(275)	(1,201)	1,137	1,333	8 years
Trademarks	528	40	568	(229)	(48)	(277)	299	291	8 years

Total intangible assets subject to amortization	16,857	1,424	18,281	(9,047)	(1,790)	(10,837)	7,810	7,444	7 years
In-process research and development	50	(39)	11	—	—	—	50	11	N.A.

Total intangible assets, net	$16,907	$1,385	$18,292	$(9,047)	$(1,790)	$(10,837)	$7,860	$7,455

(1)	Represents weighted average useful lives of intangible assets acquired during the nine months ended February 29, 2012.

Total amortization expense related to our intangible assets was $606 million and $1.8 billion for the three and nine months ended February 29, 2012, respectively, and $612 million and $1.8 billion for the three and nine months ended February 28, 2011, respectively. As of February 29, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2012	$614
Fiscal 2013	2,163
Fiscal 2014	1,787
Fiscal 2015	1,345
Fiscal 2016	843
Fiscal 2017	286
Thereafter	406

Total intangible assets subject to amortization	7,444
In-process research and development	11

Total intangible assets, net	$7,455

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 29, 2012 were as follows:

(Dollars in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Other(2)	Total
Balances as of May 31, 2011	$6,785	$12,052	$1,009	$1,707	$21,553
Goodwill from acquisitions	621	437	184	1,116	2,358
Goodwill adjustments(1)	(67)	(29)	—	4	(92)

Balances as of February 29, 2012	$7,339	$12,460	$1,193	$2,827	$23,819

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(2)

Represents goodwill allocated to our other operating segments and approximately $1.1 billion of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations.

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

Separately, subsequent to the closing of our acquisition of RightNow, we repaid, in full, $255 million of RightNow’s legacy convertible notes in the third quarter of fiscal 2012.

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

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun Microsystems, Inc. (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan are $1.0 billion consisting primarily of employee severance expenses, abandoned facilities obligations and contract termination costs. The restructuring costs will be recorded to the restructuring expense line item within our

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

consolidated statements of operations as they are recognized. We recorded $170 million of net restructuring expenses in connection with the Sun Restructuring Plan in the first nine months of fiscal 2012, and we expect to incur the majority of the approximately $80 million of remaining expenses pursuant to the Sun Restructuring Plan through the remainder of fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2011(2)	Nine Months Ended February 29, 2012				Accrued February 29, 2012(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$14	$32	$(3)	$(34)	$(1)	$8	$98	$108
Software license updates and product support	19	18	1	(28)	—	10	76	89
Hardware systems business	10	21	2	(26)	—	7	134	140
Services	9	22	—	(21)	(1)	9	78	89
General and administrative and other	100	80	(3)	(112)	(1)	64	565	605

Total Sun Restructuring	$152	$173	$(3)	$(221)	$(3)	$98	$951	$1,031

Total other restructuring plans(6)	$297	$30	$17	$(95)	$(3)	$246

Total restructuring plans	$449	$203	$14	$(316)	$(6)	$344

(1)

Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other, which included $22 million recorded during the first nine months of fiscal 2012 for facilities related restructuring and contract termination costs.

(2)

The balances at February 29, 2012 and May 31, 2011 included $171 million and $244 million, respectively, recorded in other current liabilities and $173 million and $205 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments are changes in estimates whereby increases and decreases in costs are generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the table above included condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the period presented but for which the current impact to our consolidated statements of operations was not significant.

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 29, 2012	May 31, 2011
Software license updates and product support	$4,896	$5,386
Hardware systems support	621	687
Services	387	438
New software licenses	344	263
Hardware systems products	37	28

Deferred revenues, current	6,285	6,802
Deferred revenues, non-current (in other non-current liabilities)	306	316

Total deferred revenues	$6,591	$7,118

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time based arrangements and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met and transactions that cannot be segmented from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the software license updates and product support obligations, hardware systems support obligations and certain other obligations assumed from our acquired companies. We have estimated the fair values of the obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the acquired obligations. The aforementioned fair value adjustments recorded for obligations assumed from our acquisitions primarily reduced the software license updates and product support and hardware systems support deferred revenue balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. As of February 29, 2012 and May 31, 2011, the fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $73 million and $69 million, respectively.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

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

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for a net unrealized gain position and other current liabilities for a net unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating income, net, for both realized and unrealized gains and losses.

As of February 29, 2012 and May 31, 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.8 billion and $2.5 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.1 billion and $1.6 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at February 29, 2012 and May 31, 2011.

Included in our non-operating income, net were $128 million and $30 million of net losses related to these forward contracts for the three and nine months ended February 29, 2012, respectively, and $27 million and $32 million of net losses for the three and nine months ended February 28, 2011, respectively.

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. Approximately $5.6 billion remained available for stock repurchases as of February 29, 2012 pursuant to our stock repurchase program. We repurchased 119.6 million shares for $3.5 billion during the nine months ended February 29, 2012 (including 1.7 million shares for $50 million that were repurchased but not settled) and 28.0 million shares for $750 million during the nine months ended February 28, 2011 under the stock repurchase program.

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

Dividends on Common Stock

During the nine months ended February 29, 2012, our Board of Directors declared cash dividends of $0.18 per share of our outstanding common stock, which we paid during the same period.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

In March 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of our outstanding common stock payable on May 2, 2012 to stockholders of record as of the close of business on April 11, 2012. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Sales and marketing	$30	$22	$86	$64
Software license updates and product support	5	4	13	11
Hardware systems products	—	1	1	2
Hardware systems support	1	1	4	4
Services	6	5	16	13
Research and development	74	58	213	171
General and administrative	41	37	120	110
Acquisition related and other	18	1	21	8

Total stock-based compensation	$175	$129	$474	$383

During the first nine months of fiscal 2012, we issued 115 million stock options (including our annual grant of stock options in our first quarter of fiscal 2012) and assumed certain stock options and restricted stock-based awards from companies that we acquired. These stock option and restricted stock-based award issuances were partially offset by forfeitures and cancellations of 11 million shares during the first nine months of fiscal 2012.

We estimate the fair value of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the date of grant or date of acquisition for options and restricted stock-based awards assumed in a business combination. The weighted average input assumptions used and resulting fair values of stock options were as follows for the three and nine months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Expected life (in years)	4.7	4.5	5.1	5.1
Risk-free interest rate	0.8%	1.8%	1.6%	1.8%
Volatility	32%	29%	30%	33%
Dividend yield	0.8%	0.6%	0.7%	0.9%
Weighted-average fair value per share	$15.52	$9.75	$9.33	$6.58

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, and the U.S. domestic production activity deduction. Our effective tax rates were 20.7% and 23.9% for the three and nine months ended February 29, 2012, respectively, and 24.4% and 26.3% for the three and nine months ended February 28, 2011, respectively.

During the third quarter of fiscal 2012, we increased the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States. If these subsidiaries generate sufficient earnings in the future, our provision for income taxes may continue to be favorably affected to a meaningful extent, although any such favorable effects could be significantly reduced under a variety of circumstances.

Our net deferred tax assets were $2.1 billion as of February 29, 2012 and May 31, 2011. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

The new software licenses line of business is engaged in the licensing of database and middleware software, as well as our applications software. Database and middleware software generally includes database management software, application server software, Service-Oriented Architecture and business process management software, data integration software, business intelligence software, identity and access management software, content management software, portals and user interaction software, and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software including human capital management software, customer relationship management software, enterprise performance management software, supply chain management software, business intelligence applications software, enterprise portfolio project management software, web commerce software and industry-specific applications software.

The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of computer server and storage product offerings and hardware-related software, including the Oracle Solaris Operating System. As a part of this line of business, we offer our Oracle Engineered Systems, including Oracle Exadata and Oracle Exalogic, which are engineered to run certain of our hardware and software offerings to create performance and operational cost advantages for customers. Most of our computer servers are based on our SPARC family of microprocessors and on microprocessors from Intel Corporation. Our servers range from high performance computing servers to cost efficient, entry-level servers, and run with Oracle Solaris, Oracle Linux and certain other operating systems environments. Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments. Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support line of business offers customers contracts that provide software updates for the software components that are essential to the functionality of our hardware systems and storage products and may also include product repairs, maintenance services, and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting; Cloud Services, which include certain of our Oracle Cloud Services offerings and Advanced Customer Services; and education services. Our consulting line of business primarily provides services to customers in business and information technology strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Advanced Customer Services provide support services, both on-premise and remote, to customers to enable increased performance and higher availability of their products and services. Education services provide training to customers, partners and employees as a part of our mission to further the adoption and usage of our software and hardware products by our customers and to create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
New software licenses:
Revenues(1)	$2,370	$2,212	$5,908	$5,482
Sales and distribution expenses	1,216	1,152	3,534	3,111

Margin(2)	$1,154	$1,060	$2,374	$2,371
Software license updates and product support:
Revenues(1)	$4,068	$3,756	$12,098	$10,899
Software license update and product support expenses	282	274	824	829

Margin(2)	$3,786	$3,482	$11,274	$10,070
Total software business:
Revenues(1)	$6,438	$5,968	$18,006	$16,381
Expenses	1,498	1,426	4,358	3,940

Margin(2)	$4,940	$4,542	$13,648	$12,441
Hardware systems products:
Revenues	$869	$1,035	$2,851	$3,225
Hardware systems products expenses	425	468	1,365	1,545
Sales and distribution expenses	250	240	788	703

Margin(2)	$194	$327	$698	$977
Hardware systems support:
Revenues(1)	$610	$656	$1,900	$2,023
Hardware systems support expenses	247	284	767	921

Margin(2)	$363	$372	$1,133	$1,102
Total hardware systems business:
Revenues(1)	$1,479	$1,691	$4,751	$5,248
Expenses	922	992	2,920	3,169

Margin(2)	$557	$699	$1,831	$2,079
Total services business:
Revenues(1)	$1,145	$1,148	$3,514	$3,415
Services expenses	902	908	2,727	2,687

Margin(2)	$243	$240	$787	$728
Totals:
Revenues(1)	$9,062	$8,807	$26,271	$25,044
Expenses	3,322	3,326	10,005	9,796

Margin(2)	$5,740	$5,481	$16,266	$15,248

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. Software license updates and product support revenues for management reporting included revenues primarily related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

consolidated statements of operations in the amounts of $17 million and $16 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $40 million and $64 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $6 million and $27 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $26 million and $133 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

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

The following table reconciles total operating segment revenues to total revenues, as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Total revenues for operating segments	$9,062	$8,807	$26,271	$25,044
Software license updates and product support revenues(1)	(17)	(16)	(40)	(64)
Hardware systems support revenues(1)	(6)	(27)	(26)	(133)

Total revenues	$9,039	$8,764	$26,205	$24,847

Total margin for operating segments	$5,740	$5,481	$16,266	$15,248
Software license updates and product support revenues(1)	(17)	(16)	(40)	(64)
Hardware systems support revenues(1)	(6)	(27)	(26)	(133)
Product development and information technology expenses	(1,173)	(1,196)	(3,382)	(3,540)
Marketing and partner program expenses	(138)	(142)	(426)	(434)
Corporate and general and administrative expenses	(217)	(242)	(716)	(588)
Amortization of intangible assets	(606)	(612)	(1,790)	(1,829)
Acquisition related and other	(38)	(30)	(63)	(160)
Restructuring	(64)	(92)	(217)	(410)
Stock-based compensation	(157)	(128)	(453)	(375)
Interest expense	(190)	(204)	(574)	(613)
Other, net	14	7	—	139

Income before provision for income taxes	$3,148	$2,799	$8,579	$7,241

(1)

Software license updates and product support revenues for management reporting included revenues primarily related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $17 million and $16 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $40 million and $64 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $6 million and $27 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $26 million and $133 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

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

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income	$2,498	$2,116	$6,529	$5,338

Weighted average common shares outstanding	5,007	5,057	5,037	5,042
Dilutive effect of employee stock plans	73	92	81	75

Dilutive weighted average common shares outstanding	5,080	5,149	5,118	5,117

Basic earnings per share	$0.50	$0.42	$1.30	$1.06
Diluted earnings per share	$0.49	$0.41	$1.28	$1.04
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	118	14	106	71

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly-owned subsidiary, SAP America, Inc., and its wholly-owned subsidiary, TomorrowNow, Inc., (the SAP Subsidiary, and collectively, the SAP Defendants) alleging that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The claims alleged in the final operative complaint, Oracle’s Fourth Amended Complaint, filed on August 18, 2009, include infringement of the federal Copyright Act, breach of contract, violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, violation of the California Unfair Business Practices Act, and intentional and negligent interference with prospective economic advantage. The SAP Defendants filed an Answer on August 26, 2009.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

On September 23, 2011, Oracle filed a motion for certification of the order for immediate appeal, which the court denied on January 6, 2012. On February 6, 2012, Oracle rejected the remittitur and requested a new trial. The new trial, which will be to determine the amount of damages, is currently scheduled to commence on June 18, 2012.

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

Derivative Litigations and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors, and one officer and director who has since left the company. Plaintiffs allege that the officer and director defendants are responsible for certain alleged conduct in a qui tam action that had been filed against Oracle in the United States District Court for the Eastern District of Virginia. On July 29, 2010, the United States government filed a Complaint in Intervention in the qui tam action, alleging that Oracle made false and fraudulent statements to the General Services Administration (GSA) in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to Oracle’s commercial customers, and discounts provided to government purchasers. On October 6, 2011, the parties signed a settlement agreement, which resolved the qui tam action without any admission of liability on the part of Oracle. Under the terms of the settlement, Oracle paid the United States $199.5 million, and paid relator’s counsel $2 million for attorneys’ fees in exchange for a release of claims as set forth in the agreement. The court dismissed the qui tam action with prejudice on October 11, 2011.

Although the qui tam action has been dismissed, plaintiffs in the derivative suits allege that the officer and director defendants have exposed Oracle to reputational damage, potential monetary damages, and costs relating to the investigation, defense, and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control, and unjust enrichment. Following consolidation of the actions and plaintiffs’ filing of a consolidated complaint on February 10, 2011, Oracle moved to dismiss the complaint. On November 9, 2011, the court granted Oracle’s motion to dismiss, and granted plaintiffs leave to file an amended complaint. The parties have agreed to mediate all disputes relating to this matter. Accordingly, the parties entered into a stipulated stay of this action, which the court signed on February 8, 2012.

On September 8, 2011, another stockholder derivative lawsuit based on the qui tam action was filed in the United States District Court for the Northern District of California, alleging similar theories and seeking similar relief as the consolidated cases mentioned above. This derivative suit was brought by an alleged stockholder of Oracle, purportedly on our behalf, against some of our current officers and directors. On October 4, 2011, the court approved a stipulated stay of this action. Oracle believes that the claims in the qui tam action were meritless, that there are additional defenses to plaintiff’s bringing this action on Oracle’s behalf, and that there are additional defenses to plaintiffs’ in the consolidated cases bringing that action on Oracle’s behalf.

On September 12, 2011, two alleged stockholders of Oracle filed a Verified Petition for Writ of Mandate for Inspection of Corporate Books and Records in the Superior Court of the State of California, County of San Mateo. The petition names as respondents Oracle and two of our officers. Citing the claims in a qui tam action (discussed above), the alleged stockholders claim that they are investigating alleged corporate mismanagement and alleged improper and fraudulent practices relating to the pricing of Oracle’s products supplied to the United

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2012

(Unaudited)

States government. The alleged stockholders request that the court issue a writ of mandate compelling the inspection of certain of the company’s accounting books and records and minutes of meetings of the stockholders, the Board of Directors, and the committees of the Board of Directors, related to those allegations, plus expenses of the audit and attorneys’ fees. On October 5, 2011, the alleged stockholders dismissed their claims against the two company officers and filed an Application for a Writ of Mandate in support of their previously filed Verified Petition. At a hearing on November 10, 2011, the court granted the alleged stockholders’ Application, which was confirmed in a judgment on December 12, 2011. Oracle filed a notice of appeal on February 2, 2012. The parties have agreed to mediate all disputes relating to this matter. Accordingly, the parties entered into a stipulated stay of further proceedings in the San Mateo Superior Court, which the court signed on February 6, 2012. Oracle believes that the claims in the qui tam action were meritless.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Plaintiffs allege breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek an injunction of the Pillar Data transaction, rescission of the Pillar Data transaction, disgorgement of our Chief Executive Officer’s alleged profits, and other declaratory and monetary relief. On October 19, 2011, Oracle and the individual defendants moved to dismiss the complaint. On November 30, 2011, Oracle and the individual defendants filed a brief in support of the motion to dismiss the complaint. On January 13, 2012, plaintiffs filed an amended complaint, which obviates defendants’ motion to dismiss. On February 29, 2012, defendants filed a motion to dismiss the amended complaint; plaintiffs’ opposition is due on April 13, 2012; and defendants’ reply is due on May 4, 2012.

While the outcome of the derivative litigations and the related action noted above cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

Other Litigation

We are party to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

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

Business Overview

We are the world’s largest enterprise software company and a leading provider of computer hardware products and services. We develop, manufacture, market, distribute and service database and middleware software; applications software; and hardware systems, consisting primarily of computer server and storage products. Our products are built on industry standards and are engineered to work together or independently within existing customer information technology (IT) environments, with a focus on cloud computing environments. We offer customers secure, reliable, and scalable integrated software and hardware solutions that are designed to improve business efficiencies and more easily adapt to an organization’s unique needs, at a lower total cost of ownership. We seek to be an industry leader in each of the specific product categories in which we compete and to expand into new and emerging markets.

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

Software license updates and product support revenues, which represented 43% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 87% and accounted for 72% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments primarily relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues primarily related to support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $17 million and $16 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $40 million and $64 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

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

Hardware Systems Support:    Customers that purchase our hardware systems products may also elect to purchase our hardware systems support offerings. Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris, and can include product repairs, maintenance services, and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $6 million and $27 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $26 million and $133 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business is comprised of the remainder of our operating segments and offers consulting services; Cloud Services, which include certain of our Oracle Cloud Services offerings and Advanced Customer Services; and education services. Our services business, which represented 13% of our total revenues on a trailing 4-quarter basis, has lower margins than our software and hardware businesses. Our services revenues are impacted by certain of our acquisitions, general economic conditions, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues.

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

Oracle Cloud Services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Advanced Customer Services provide support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. We believe that these offerings provide our customers with increased business performance, reduced risk, a predictable cost and more flexibility and choice in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

Education services provide training to customers, partners and employees as a part of our mission to further the adoption and usage of our software and hardware products by our customers and create opportunities to grow our products revenues.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including RightNow Technologies, Inc. (RightNow) in the third quarter of fiscal 2012.

On February 8, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with Taleo Corporation (Taleo), a provider of cloud-based talent management solutions. Pursuant to the Merger Agreement, our wholly-owned subsidiary will merge with and into Taleo and Taleo will become a wholly-owned subsidiary of Oracle. Upon the consummation of the merger, each share of Taleo common stock will be converted into the right to receive $46.00 in cash. In addition, the unvested portion of each Taleo stock option or restricted stock-based award outstanding immediately prior to the consummation of the merger will generally be converted into a stock option or restricted stock-based award, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Taleo is approximately $2.0 billion. The completion of the merger is subject to customary conditions, including without limitation, the adoption of the merger by Taleo’s stockholders.

We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings, and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

We believe we can fund our future acquisitions, including the proposed acquisition of Taleo, with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

During the first nine months of fiscal 2012, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2012 compared to the same periods of fiscal 2011 is impacted by our acquisitions, primarily RightNow in the third quarter of fiscal 2012, Art Technology Group, Inc. (ATG) in the third quarter of fiscal 2011 and Phase Forward Incorporated (Phase Forward) during the first quarter of fiscal 2011.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2012 compared to the same periods of fiscal 2011, we quantify the contribution of our acquired products (for acquisitions that were completed since the beginning of fiscal 2011) to the growth in new software license revenues and to the growth in software license updates and product support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre-and post-acquisition comparisons, as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2011, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 29, 2012 and February 28, 2011, our financial statements would reflect reported revenues of $1.34 million in the first nine months of fiscal 2012 (using 1.34 as the month-end average exchange rate for the period) and $1.38 million in the first nine months of fiscal 2011 (using 1.38 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and nine months ended February 29, 2012 and February 28, 2011 using the May 31, 2011 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Total Revenues by Geography:
Americas	$4,707	4%	5%	$4,509	$13,465	5%	5%	$12,865
EMEA(1)	2,787	-1%	1%	2,815	8,247	4%	1%	7,934
Asia Pacific(2)	1,545	7%	5%	1,440	4,493	11%	6%	4,048

Total revenues	9,039	3%	4%	8,764	26,205	5%	4%	24,847
Total Operating Expenses	5,722	-1%	0%	5,777	17,094	0%	-1%	17,173

Total Operating Margin	$3,317	11%	11%	$2,987	$9,111	19%	15%	$7,674

Total Operating Margin %	37%			34%	35%			31%
% Revenues by Geography:
Americas	52%			52%	51%			52%
EMEA	31%			32%	32%			32%
Asia Pacific	17%			16%	17%			16%
Total Revenues by Business:
Software	$6,425	8%	9%	$5,954	$17,979	10%	9%	$16,333
Hardware Systems	1,473	-11%	-11%	1,664	4,725	-8%	-10%	5,115
Services	1,141	0%	1%	1,146	3,501	3%	2%	3,399

Total revenues	$9,039	3%	4%	$8,764	$26,205	5%	4%	$24,847

% Revenues by Business:
Software	71%			68%	69%			66%
Hardware Systems	16%			19%	18%			21%
Services	13%			13%	13%			13%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    Excluding the effect of foreign currency rate fluctuations, total revenues increased in the third quarter of fiscal 2012 due to an increase in our software business revenues resulting from growth in our software license updates and product support revenues and new software license revenues. This increase was partially offset by a decrease in our hardware systems business’ revenues in the third quarter of fiscal 2012. Excluding the effect of currency rate fluctuations, the Americas contributed 66%, EMEA contributed 11% and Asia Pacific contributed 23% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, total operating expenses were flat in the third quarter of fiscal 2012. Our sales and marketing expenses and research and development expenses increased during the third quarter of fiscal 2012 due primarily to salaries and related benefits from additional headcount. These expense increases were offset primarily by lower variable compensation expenses, a reduction in our hardware systems business’ expenses due to efficiencies gained through our hardware systems support integration efforts, and lower hardware systems products costs associated with lower hardware systems products revenues.

On a constant currency basis, our operating margin and operating margin as a percentage of revenues increased during the third quarter of fiscal 2012 due to an increase in our total revenues.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    Excluding the effect of foreign currency rate fluctuations, the increase in our total revenues in the first nine months of fiscal 2012 was attributable to growth in our software and services business’ revenues, partially offset by a reduction in our hardware systems business’ revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 63%, EMEA contributed 12% and Asia Pacific contributed 25% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, total operating expenses decreased slightly in the first nine months of fiscal 2012 primarily due to a reduction in variable compensation expenses, a decrease in our hardware systems business’ expenses for similar reasons as noted above and due to decreases in restructuring and acquisition related expenses. These expense decreases were partially offset by expense increases in salaries and benefits primarily related to additional sales and marketing and research and development headcount and an increase in general and administrative expenses that was due to a $120 million legal expense recovery in the prior year period. Excluding the effects of foreign currency rate fluctuations, the increase in total operating margin and operating margin as a percentage of revenues in the first nine months of fiscal 2012 was due to our increase in revenues while our expenses decreased.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense items:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Software license updates and product support deferred revenues(1)	$17	$16	$40	$64
Hardware systems support deferred revenues(1)	6	27	26	133
Amortization of intangible assets(2)	606	612	1,790	1,829
Acquisition related and other(3)(5)	38	30	63	160
Restructuring(4)	64	92	217	410
Stock-based compensation(5)	157	128	453	375
Income tax effects(6)	(258)	(258)	(740)	(785)

	$630	$647	$1,849	$2,186

(1)

In connection with our acquisitions, we have estimated the fair values of the software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize software license updates and product support revenues primarily related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $17 million and $16 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $40 million and $64 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $6 million and $27 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $26 million and $133 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.

Approximately $20 million, $25 million and $2 million of estimated software license updates and product support revenues primarily related to support contracts assumed will not be recognized during the remainder of fiscal 2012, fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of these business combination accounting rules. In addition, approximately $4 million and $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2012 and fiscal 2013, respectively, that would have otherwise been recognized by certain acquired companies as independent entities. To the extent customers renew these support contracts, we expect to recognize revenues for the full contracts’ values over the support renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of February 29, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2012	$614
Fiscal 2013	2,163
Fiscal 2014	1,787
Fiscal 2015	1,345
Fiscal 2016	843
Fiscal 2017	286
Thereafter	406

Total intangible assets subject to amortization	7,444
In-process research and development	11

Total intangible assets, net	$7,455

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), and certain other operating expenses, net.

(4)

The significant majority of restructuring expenses during the three and nine months ended February 29, 2012 and February 28, 2011 related to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Sales and marketing	$30	$22	$86	$64
Software license updates and product support	5	4	13	11
Hardware systems products	—	1	1	2
Hardware systems support	1	1	4	4
Services	6	5	16	13
Research and development	74	58	213	171
General and administrative	41	37	120	110

Subtotal	157	128	453	375
Acquisition related and other	18	1	21	8

Total stock-based compensation	$175	$129	$474	$383

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 22.5% and 25.4% for the third quarter of fiscal 2012 and 2011, respectively, and 25.0% and 26.3% for the first nine months of fiscal 2012 and 2011, respectively. The differences in the income tax rates used in the table above for the third quarter of fiscal 2012 and fiscal 2011 in comparison to the income tax rates derived per our condensed consolidated statements of operations for these periods were primarily due to income tax effects related to acquired tax exposures, differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses and the disproportionate rate impact of discrete items in the third quarter of fiscal 2012, and due to income tax effects related to our acquired tax exposures and the disproportionate tax rate impact of the retroactive extension of U.S. research and development tax credits in the third quarter of fiscal 2011. The difference in the income tax rate used in the table above for the first nine months of fiscal 2012 in comparison to the income tax rate derived per our condensed consolidated statements of operations for this period was primarily due to income tax effects related to our acquired tax exposures and the differences in jurisdictional tax rates, the related tax benefits attributable to our restructuring expenses and the disproportionate rate impact of discrete items for the first nine months of fiscal 2012.

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

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
New Software License Revenues:
Americas	$1,228	11%	11%	$1,110	$2,982	7%	7%	$2,797
EMEA	693	-1%	1%	702	1,718	6%	5%	1,628
Asia Pacific	453	13%	11%	402	1,221	14%	9%	1,073

Total revenues	2,374	7%	8%	2,214	5,921	8%	7%	5,498
Expenses:
Sales and marketing(1)	1,402	5%	6%	1,335	4,110	12%	11%	3,661
Stock-based compensation	30	35%	35%	22	85	38%	38%	61
Amortization of intangible assets(2)	203	0%	0%	204	581	-6%	-6%	618

Total expenses	1,635	5%	5%	1,561	4,776	10%	9%	4,340

Total Margin	$739	13%	14%	$653	$1,145	-1%	-1%	$1,158

Total Margin %	31%			30%	19%			21%
% Revenues by Geography:
Americas	52%			50%	50%			51%
EMEA	29%			32%	29%			30%
Asia Pacific	19%			18%	21%			19%
Revenues by Product:
Database and middleware	$1,716	9%	10%	$1,575	$4,265	8%	7%	$3,931
Applications	658	3%	3%	639	1,656	6%	5%	1,567

Total new software license revenues	$2,374	7%	8%	$2,214	$5,921	8%	7%	$5,498

% Revenues by Product:
Database and middleware	72%			71%	72%			71%
Applications	28%			29%	28%			29%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    Excluding the effect of currency rate fluctuations, total new software license revenues increased in the third quarter of fiscal 2012 due to growth in our database and middleware revenues and incremental revenue contributions from our recent acquisitions. On a constant currency basis, the Americas contributed 72%, EMEA contributed 3% and Asia Pacific contributed 25% to our new software license revenues growth during the third quarter of fiscal 2012.

Excluding the effect of currency rate fluctuations, database and middleware revenues and applications revenues increased by 10% and 3%, respectively, in the third quarter of fiscal 2012, and 8% and 9%, respectively, over the trailing 4-quarters, due to improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions. The growth rates of our database and middleware revenues and applications revenues for the third quarter of fiscal 2012 were affected by the high growth rates that we experienced in the third quarter of fiscal 2011 against which our current quarter’s revenues were compared. In reported currency, our recent acquisitions contributed $50 million to the growth in our applications revenues during the third quarter of fiscal 2012.

In reported currency, new software license revenues earned from transactions over $3 million increased by 3% in the third quarter of fiscal 2012 and represented 26% of our new software license revenues in the third quarter of fiscal 2012 in comparison to 27% in the third quarter of fiscal 2011.

Excluding the effect of currency rate fluctuations, our total new software license expenses increased in the third quarter of fiscal 2012 primarily due to higher employee related expenses from increased headcount.

Excluding the effect of currency rate fluctuations, total new software license operating margin and operating margin as a percentage of revenues increased during the third quarter of fiscal 2012 as total new software license revenues increased at a faster rate than our total new software license expenses.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    Excluding the effect of currency rate fluctuations, the growth in our new software license revenues in the first nine months of fiscal 2012 was due to growth across all major product types and geographies and incremental revenue contributions from our recent acquisitions. The growth rates of our database and middleware revenues and applications revenues for the first nine months of fiscal 2012 were affected by the high growth rates that we experienced in the first nine months of fiscal 2011 against which our fiscal 2012 revenues were compared. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 20% and Asia Pacific contributed 28% to our new software license revenues growth during the first nine months of fiscal 2012.

In reported currency, products acquired from our recent acquisitions contributed $142 million to the growth in our applications revenues during the first nine months of fiscal 2012. In reported currency, new software license revenues earned from transactions over $3 million increased by 7% in the first nine months of fiscal 2012 and represented 23% of new software license revenues in each of the first nine months of fiscal 2012 and fiscal 2011.

Excluding the effect of foreign currency rate fluctuations, total new software license expenses increased due to reasons that are consistent with those noted above and also due to an increase in certain legal expenses. On a constant currency basis, new software license operating margin and operating margin as a percentage of revenues decreased during the first nine months of fiscal 2012 due to the increases in our expenses, which grew at a faster rate than our revenues.

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

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$2,194	8%	8%	$2,036	$6,431	9%	9%	$5,880
EMEA	1,269	7%	10%	1,185	3,879	12%	9%	3,473
Asia Pacific	588	13%	11%	519	1,748	18%	12%	1,482

Total revenues	4,051	8%	9%	3,740	12,058	11%	9%	10,835
Expenses:
Software license updates and product support(1)	300	1%	2%	295	886	-2%	-3%	903
Stock-based compensation	5	34%	34%	4	13	20%	20%	11
Amortization of intangible assets(2)	218	5%	5%	208	646	4%	4%	623

Total expenses	523	3%	3%	507	1,545	1%	0%	1,537

Total Margin	$3,528	9%	10%	$3,233	$10,513	13%	11%	$9,298

Total Margin %	87%			86%	87%			86%
% Revenues by Geography:
Americas	54%			54%	53%			54%
EMEA	31%			32%	32%			32%
Asia Pacific	15%			14%	15%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in the third quarter of fiscal 2012 as a result of new software licenses sold (with substantially all customers electing to purchase support contracts) during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal quarter and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 34% and Asia Pacific contributed 17% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in the third quarter of fiscal 2012 included incremental revenues of $15 million from our recent acquisitions. As a result of our acquisitions, we recorded adjustments to reduce assumed software license updates and product support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues primarily related to support contracts in the amounts of $17 million and $16 million that would have been otherwise recorded by our acquired businesses as independent entities, were not recognized in the third quarter of fiscal 2012 and fiscal 2011, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying software support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses increased in the third quarter of fiscal 2012 primarily due to higher intangible asset amortization, increased bad debt expenses and higher salaries expenses. These expense increases were partially offset by reductions in variable compensation expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased primarily as a result of increased revenues.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    Excluding the effect of currency rate fluctuations, the growth in our software license updates and product support revenues during the first nine months of fiscal 2012 was primarily attributable to the same reasons as noted above. On a constant currency basis, the Americas contributed 52%, EMEA contributed 30% and Asia Pacific contributed 18% to the increase in software license updates and product support revenues. Software license updates and product support revenues in the first nine months of fiscal 2012 included incremental contributions of $65 million from our recent acquisitions. Software license updates and product support revenues primarily related to support contracts in the amounts of $40 million and $64 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2012 and 2011, respectively, due to business combination accounting rules.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses remained flat during the first nine months of fiscal 2012 primarily due to decreases in bad debt expenses and variable compensation expenses that were offset by higher intangible asset amortization and higher salaries expenses from increased headcount. On a constant currency basis, total software license updates and product support margin and margin as a percentage of revenues increased during the first nine months of fiscal 2012 for similar reasons as those noted above.

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

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Systems Products Revenues:
Americas	$410	-19%	-18%	$506	$1,382	-16%	-16%	$1,650
EMEA	265	-20%	-18%	330	880	-12%	-15%	997
Asia Pacific	194	-3%	-6%	199	589	2%	-4%	578

Total revenues	869	-16%	-16%	1,035	2,851	-12%	-14%	3,225
Expenses:
Hardware systems products(1)	424	-9%	-8%	464	1,366	-12%	-12%	1,545
Sales and marketing(1)	268	3%	4%	261	831	10%	8%	757
Stock-based compensation	—	-22%	-22%	1	2	-54%	-54%	5
Amortization of intangible assets(2)	97	-12%	-12%	109	296	-6%	-6%	313

Total expenses	789	-5%	-5%	835	2,495	-5%	-6%	2,620

Total Margin	$80	-60%	-61%	$200	$356	-42%	-46%	$605

Total Margin %	9%			19%	12%			19%
% Revenues by Geography:
Americas	47%			49%	48%			51%
EMEA	31%			32%	31%			31%
Asia Pacific	22%			19%	21%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, hardware systems products revenues decreased in the fiscal 2012 periods presented due to reductions in sales volumes of certain of our legacy product lines, including lower margin products, and due to the recent introduction of new SPARC processor-based servers that we believe slowed purchases of predecessor server products. These hardware revenue decreases were partially offset by increases in hardware revenues attributable to our Oracle Engineered Systems during the fiscal 2012 periods presented.

Excluding the effects of currency rate fluctuations, total hardware systems products operating expenses declined in the fiscal 2012 periods presented primarily due to reductions in hardware systems products costs associated with lower revenues, lower intangible asset amortization and decreases in bad debt expenses, which were partially offset by increased employee related expenses due to additional sales headcount.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and total margin as a percentage of revenues decreased in the fiscal 2012 periods presented primarily due to decreases in hardware systems products revenues and increases in hardware sales and marketing expenses.

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

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Systems Support Revenues:
Americas	$286	1%	1%	$283	$869	9%	9%	$795
EMEA	209	-11%	-9%	235	671	-11%	-14%	758
Asia Pacific	109	-1%	-3%	111	334	-1%	-6%	337

Total revenues	604	-4%	-3%	629	1,874	-1%	-3%	1,890
Expenses:
Hardware systems support(1)	256	-13%	-12%	293	794	-16%	-18%	946
Stock-based compensation	1	-19%	-19%	1	4	8%	8%	4
Amortization of intangible assets(2)	77	3%	3%	75	229	2%	2%	223

Total expenses	334	-10%	-9%	369	1,027	-13%	-14%	1,173

Total Margin	$270	4%	5%	$260	$847	18%	14%	$717

Total Margin %	45%			41%	45%			38%
% Revenues by Geography:
Americas	47%			45%	46%			42%
EMEA	35%			37%	36%			40%
Asia Pacific	18%			18%	18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, hardware systems support revenues decreased in the fiscal 2012 periods presented due to revenue decreases in the EMEA and Asia Pacific regions, partially offset by higher revenues in the Americas.

As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $6 million and $27 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the third quarter of fiscal 2012 and fiscal 2011, respectively, and $26 million and $133 million were not recognized for the first nine months of fiscal 2012 and 2011, respectively. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effect of currency rate fluctuations, total hardware systems support expenses decreased in the fiscal 2012 periods presented primarily due to the reduction of service delivery costs during the fiscal 2012 periods presented resulting from our integration initiatives associated with our acquisition of Sun Microsystems, Inc. (Sun). Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in the fiscal 2012 periods presented as a result of our expense reductions.

Services

Our services business consists of consulting; Cloud Services, which include certain of our Oracle Cloud Services offerings and Advanced Customer Services; and education services. Consulting revenues are earned by providing services to customers in the design, implementation, deployment and upgrade of our database and middleware software products as well as applications software products. Oracle Cloud Services’ managed services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Advanced Customer Services provide support services, both on-premise and remote, to customers to enable increased performance and higher availability of their products and services. Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. The cost of providing our services is primarily personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Services Revenues:
Americas	$589	3%	3%	$574	$1,801	3%	3%	$1,743
EMEA	351	-3%	-1%	363	1,099	2%	0%	1,078
Asia Pacific	201	-4%	-4%	209	601	4%	1%	578

Total revenues	1,141	0%	1%	1,146	3,501	3%	2%	3,399
Expenses:
Services(1)	916	-3%	-2%	949	2,772	-1%	-2%	2,805
Stock-based compensation	6	16%	16%	5	16	22%	22%	13
Amortization of intangible assets(2)	11	-29%	-29%	16	38	-26%	-26%	52

Total expenses	933	-4%	-2%	970	2,826	-2%	-3%	2,870

Total Margin	$208	18%	18%	$176	$675	27%	26%	$529

Total Margin %	18%			16%	19%			16%
% Revenues by Geography:
Americas	52%			50%	52%			51%
EMEA	31%			32%	31%			32%
Asia Pacific	17%			18%	17%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, our services revenues increased modestly during the fiscal 2012 periods presented primarily due to increases in our consulting and Cloud Services revenues, which were partially offset by decreases in our education revenues.

Excluding the impact of currency rate fluctuations, our services expenses decreased during the fiscal 2012 periods presented due to lower third-party contractor expenses associated with our Cloud Services offerings, lower intangible asset amortization and certain other net expense reductions.

On a constant currency basis, our services margin and margin as a percentage of revenues increased during the fiscal 2012 periods presented as our total services revenues increased at a faster rate than our total services expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and development(1)	$1,071	0%	1%	$1,069	$3,084	-3%	-3%	$3,178
Stock-based compensation	74	28%	28%	58	213	25%	25%	171

Total expenses	$1,145	2%	3%	$1,127	$3,297	-2%	-1%	$3,349

% of Total Revenues	13%			13%	13%			13%

(1)	Excluding stock-based compensation

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    On a constant currency basis, total research and development expenses increased in the third quarter of fiscal 2012 primarily as a result of an increase in employee related expenses such as salaries, benefits and stock-based compensation from increased headcount, which was partially offset by a decrease in variable compensation expenses.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    On a constant currency basis, total research and development expenses decreased in the first nine months of fiscal 2012, primarily due to decreases in certain legal costs and variable compensation expenses, which were partially offset by the aforementioned increase in employee related expenses from increased headcount.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
General and administrative(1)	$220	-12%	-10%	$249	$728	21%	19%	$604
Stock-based compensation	41	10%	10%	37	120	9%	9%	110

Total expenses	$261	-9%	-8%	$286	$848	19%	18%	$714

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    On a constant currency basis, total general and administrative expenses decreased in the third quarter of fiscal 2012 as a result of a decrease in certain employee related expenses, primarily variable compensation.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    On a constant currency basis, total general and administrative expenses increased in the first nine months of fiscal 2012 primarily due to a $120 million benefit from the recovery of certain legal costs in the nine months ended February 28, 2011.

Amortization of Intangible Assets:

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Software support agreements and related relationships	$148	3%	3%	$144	$438	3%	3%	$426
Hardware systems support agreements and related relationships	30	3%	3%	29	89	1%	1%	88
Developed technology	230	-11%	-11%	257	687	-8%	-8%	747
Core technology	85	10%	10%	77	253	8%	8%	235
Customer relationships	98	11%	11%	88	275	-2%	-2%	282
Trademarks	15	-12%	-12%	17	48	-6%	-6%	51

Total amortization of intangible assets	$606	-1%	-1%	$612	$1,790	-2%	-2%	$1,829

Amortization of intangible assets decreased in the fiscal 2012 periods presented due to a reduction in expenses associated with certain of our intangible assets that became fully amortized during the trailing four quarter period. These decreases were partially offset by additional amortization from intangible assets that we acquired since the beginning of fiscal 2011 including those from our acquisitions of Phase Forward during the first quarter of fiscal 2011, ATG during the third quarter of fiscal 2011 and RightNow in the third quarter of fiscal 2012. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our intangible assets and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Transitional and other employee related costs	$6	-65%	-65%	$16	$18	-81%	-81%	$93
Stock-based compensation	18	1,557%	1,557%	1	21	172%	172%	8
Professional fees and other, net	6	-56%	-56%	14	(1)	-102%	-104%	72
Business combination adjustments, net	8	739%	731%	(1)	25	287%	286%	(13)

Total acquisition related and other expenses	$38	28%	27%	$30	$63	-61%	-63%	$160

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    Excluding the effect of currency rate fluctuations, the increase in acquisition related and other expenses during the third quarter of fiscal 2012 was primarily due to an increase in stock-based compensation expenses associated with our recent acquisitions and expenses associated with the change in fair value of contingent consideration payable (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report), partially offset by lower transitional employee related costs and professional services expenses in comparison to those that were incurred in the prior year period primarily related to our acquisition of Sun.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    On a constant currency basis, acquisition related and other expenses decreased in the first nine months of fiscal 2012 primarily due to a reduction in transitional and other employee related costs and professional services expenses in comparison to those that were incurred in the prior year period that primarily related to our acquisition of Sun, partially offset by an increase in stock-based compensation and expenses associated with the change in fair value of contingent consideration payable.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Restructuring expenses	$64	-31%	-31%	$92	$217	-47%	-48%	$410

Restructuring expenses in the fiscal 2012 periods presented primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. Restructuring expenses incurred in the fiscal 2011 periods presented related primarily to the Sun Restructuring Plan and, to a lesser extent, other Oracle-based restructuring plans. The total estimated remaining restructuring costs associated with the Sun Restructuring Plan were approximately $80 million at February 29, 2012, and will be recorded to the restructuring expense line item within our consolidated statements of operations as the costs are incurred. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest expense	$190	-7%	-7%	$204	$574	-7%	-7%	$613

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

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$60	36%	41%	$44	$175	48%	50%	$118
Foreign currency gains (losses), net	(28)	6%	2%	(30)	(68)	-230%	-225%	52
Noncontrolling interests in income	(35)	36%	39%	(26)	(88)	20%	22%	(73)
Other income, net	24	-12%	-12%	28	23	-72%	-73%	83

Total non-operating income, net	$21	33%	31%	$16	$42	-77%	-73%	$180

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    On a constant currency basis, our non-operating income, net increased in the third quarter of fiscal 2012 primarily as a result of an increase in interest income due to larger average cash, cash equivalents and marketable securities balances.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    On a constant currency basis, our non-operating income, net decreased in the first nine months of fiscal 2012 primarily as a result of net foreign currency transaction losses in the first nine months of fiscal 2012 in comparison to net foreign currency transaction gains in the corresponding prior year period. In addition, we incurred a decrease in other income, net, which was attributable to net gains recorded in the first nine months of fiscal 2011 due to favorable changes in the values of our marketable securities that we classify as trading that are held to support our deferred compensation plan obligations. These unfavorable variations to non-operating income, net were partially offset by increases in interest income during the fiscal 2012 period due to larger average cash, cash equivalents and marketable securities balances in comparison to the corresponding prior year period.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

	Three Months Ended				Nine Months Ended
	February 29, 2012	Percent Change		February 28, 2011	February 29, 2012	Percent Change		February 28, 2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Provision for income taxes	$650	-5%	-4%	$683	$2,050	8%	4%	$1,903

Effective tax rate	20.7%			24.4%	23.9%			26.3%

Fiscal Third Quarter 2012 Compared to Fiscal Third Quarter 2011:    Provision for income taxes decreased during the third quarter of fiscal 2012 primarily due to an increase in the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States. If these subsidiaries generate sufficient earnings in the future, our provision for income taxes may continue to be favorably affected to a meaningful extent, although any such favorable effects could be significantly reduced under a variety of circumstances. Provision for income taxes during the third quarter of fiscal 2012 also decreased due to changes in uncertain tax positions and settlements with worldwide tax authorities.

First Nine Months Fiscal 2012 Compared to First Nine Months Fiscal 2011:    Provision for income taxes increased during the first nine months of fiscal 2012 due substantially to higher income before taxes, partially offset by the favorable effects of an increase in the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States. If these subsidiaries generate sufficient earnings in the future, our provision for income taxes may continue to be favorably affected to a meaningful extent, although any such favorable effects could be significantly reduced under a variety of circumstances.

Liquidity and Capital Resources

(Dollars in millions)	February 29, 2012	Change	May 31, 2011
Working capital	$25,906	4%	$24,982
Cash, cash equivalents and marketable securities	$29,742	3%	$28,848

Working capital:    The increase in working capital as of February 29, 2012 in comparison to May 31, 2011 was primarily due to the favorable impact to our net current assets resulting from our net income during the first nine months of fiscal 2012, partially offset by an increase in our stock repurchases during the first nine months of fiscal 2012 in comparison to recent periods (we used $3.5 billion of cash for stock repurchases during the first nine months of fiscal 2012 in comparison to $750 million used for stock repurchases during the first nine months of fiscal 2011), cash used for acquisitions, and cash used to pay dividends to our stockholders. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at February 29, 2012 in comparison to May 31, 2011 was due to an increase in cash generated from our operating activities, partially offset by our June 2011 repayment of $1.15 billion of short-term borrowings pursuant to our revolving credit facilities and $255 million used to repay RightNow’s legacy convertible notes after the closing of the acquisition, cash used for acquisitions, the repurchases of our common stock (see discussion above) and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $25.1 billion held by our foreign subsidiaries as of February 29, 2012, a significant portion of which we consider as indefinitely reinvested earnings outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar generally strengthened against certain major international currencies as of February 29, 2012 in comparison to May 31, 2011, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of February 29, 2012 relative to what we would have reported using a constant currency rate as of May 31, 2011.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 46 days at February 29, 2012 compared with 55 days at May 31, 2011. The days sales outstanding calculation excludes the revenue adjustments that primarily reduce our acquired software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first nine months of fiscal 2012, of large software license and software support balances outstanding as of May 31, 2011.

	Nine Months Ended
(Dollars in millions)	February 29, 2012	Change	February 28, 2011
Net cash provided by operating activities	$9,686	30%	$7,437
Net cash used for investing activities	$(6,537)	15%	$(5,662)
Net cash used for financing activities	$(5,350)	1,459%	$(343)

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

Net cash provided by operating activities increased in the first nine months of fiscal 2012 primarily due to increased net income, the collection of trade receivables that were associated with higher sales volumes in our fourth quarter of fiscal 2011 through our second quarter of fiscal 2012, a decrease in cash used to pay income tax obligations and other net cash favorable working capital movements, in each case compared to the first nine months of fiscal 2011. These cash favorable movements were partially offset by an increase in cash used to pay higher accrued compensation liabilities such as commissions and bonuses during the first nine months of fiscal 2012 in comparison to the first nine months of fiscal 2011.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities increased in the first nine months of fiscal 2012 due to an increase in cash used for acquisitions, net of cash acquired, partially offset by a decrease in net cash used to purchase marketable securities.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first nine months of fiscal 2012 increased primarily due to our issuance of $3.25 billion of long-term senior notes in the first nine months of fiscal 2011 (none in the first nine months of fiscal 2012), an increase in common stock repurchased in the first nine months of fiscal 2012 (see discussion in “Working Capital” above and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information), and a decrease in proceeds from stock option exercises during the first nine months of fiscal 2012, all in comparison to the prior year period. These net increases in cash used during fiscal 2012 were partially offset by a decrease in cash used for debt related repayments during fiscal 2012 ($1.15 billion of short-term borrowings pursuant to our revolving credit facilities were repaid in June 2011 and $255 million of RightNow’s legacy convertible notes were repaid in February 2012 in comparison to fiscal 2011 repayments of $2.25 billion of senior notes and $881 million of commercial paper notes).

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

	Trailing 4-Quarters Ended
	February 29,		February 28,
(Dollars in millions)	2012	Change	2011
Net cash provided by operating activities	$13,463	35%	$9,948
Capital expenditures(1)	(509)	15%	(441)

Free cash flow	$12,954	36%	$9,507

Net income	$9,738		$7,701

Free cash flow as percent of net income	133%		123%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $705 million and $686 million, respectively, or approximately 12% of our new software license revenues in each of the first nine months of fiscal 2012 and 2011, and $81 million and $78 million, respectively, or approximately 3% and 2%, respectively, of our hardware systems products revenues in the first nine months of fiscal 2012 and 2011.

Recent Financing Activities:

RightNow Convertible Notes:    Subsequent to the closing of our acquisition of RightNow, we repaid, in full, $255 million of RightNow’s legacy convertible notes during the third quarter of fiscal 2012.

Revolving Credit Agreements:    On June 30, 2011, our revolving credit agreements with BNP Paribas, as initial lender and administrative agent, and BNP Paribas Securities Corp., as sole lead arranger and sole bookrunner (the 2011 Credit Agreements), to borrow $1.15 billion were repaid in full and the 2011 Credit Agreements expired pursuant to their terms.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. Approximately $5.6 billion remained available for stock repurchases as of February 29, 2012 under the stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:

Proposed Acquisition of Taleo Corporation:    On February 8, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with Taleo, a provider of cloud-based talent management solutions. Pursuant to the Merger Agreement, our wholly-owned subsidiary will merge with and into Taleo and Taleo will become a wholly-owned subsidiary of Oracle. Upon the consummation of the merger, each share of Taleo common stock will be converted into the right to receive $46.00 in cash. In addition, the unvested portion of each Taleo stock option or restricted stock-based award outstanding immediately prior to the consummation of the merger will generally be converted into a stock option or restricted stock-based award, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Taleo is approximately $2.0 billion. The completion of the merger is subject to customary conditions, including without limitation, the adoption of the merger by Taleo’s stockholders.

During the first nine months of fiscal 2012, there were no other significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2011.

As described in Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, we have contingent consideration payable as a result of our acquisition of Pillar Data Systems, Inc. that will settle in fiscal 2015.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements. In addition, we believe we could fund any future acquisitions, including the proposed acquisition of Taleo, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

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

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2008 has been a weighted average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10-year exercise period, have exercise prices higher than the current market price of our common stock. At

February 29, 2012, 25% of our outstanding stock options had exercise prices in excess of the current market price. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 29, 2012, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.7%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2011 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. Approximately $5.6 billion remained available for stock repurchases as of February 29, 2012 under the stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 29, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program that was available as of February 29, 2012:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 1, 2011—December 31, 2011	15.4	$28.17	15.4	$6,831.1
January 1, 2012—January 31, 2012	23.7	$27.58	23.7	$6,175.9
February 1, 2012—February 29, 2012	19.9	$28.71	19.9	$5,603.5

Total	59.0	$28.12	59.0

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 2012 and February 28, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011 and (iv) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 23, 2012	By:	/s/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Date: March 23, 2012	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer