Form 10-K
period 2012-05-31
ORACLE CORP
filed 2012-06-26
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $119,072,791,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2012, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on November 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 20, 2012: 4,882,506,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2012 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2012

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our intention that our direct sales force will sell proportionately more of our hardware systems products in the future;

•	continued realization of gains or losses with respect to our foreign currency exposures;

•	our expectation that our software business’ total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our software business;

•	our international operations providing a significant portion of our total revenues and expenses;

•	our expectation to continue to innovate and invest in Java technology;

•	our expectation to continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services;

•	our expectation to grow our consulting revenues;

•	the sufficiency of our sources of funding for acquisitions or other matters;

•

our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations;

•	our expectation to continue paying comparable cash dividends on a quarterly basis;

•	our expectation that seasonal trends will continue in fiscal 2013;

•	our expectation to continue to depend on third party manufacturers to build certain hardware systems products and third party logistics providers to deliver our products;

•

our expectation that to the extent customers renew support contracts or cloud software subscription contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the Securities and Exchange Commission (the SEC), including the Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2013, which runs from June 1, 2012 to May 31, 2013.

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

PART I

Item 1.    Business

General

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services. Our software, hardware systems, and services businesses develop, manufacture, market, host and support database and middleware software, applications software, and hardware systems, with the latter consisting primarily of computer server and storage products. Our businesses provide products and services that are built upon industry standards, are engineered to work together or independently within existing customer information technology (IT) environments, and run securely on a wide range of customer IT environments, including cloud computing environments.

Cloud computing environments provide on demand access to a shared pool of computing resources in a scalable, self-service manner, delivering advantages in speed, agility and efficiency. Cloud computing has evolved from technologies and services that Oracle has provided for many years, including clustering, server virtualization, Service-Oriented Architecture (SOA), shared services, large-scale management automation, and more recently, engineered systems. Our secure, reliable, and scalable product offerings are designed to improve business efficiencies at a lower total cost of ownership. We seek to be an industry leader in each of the product categories in which we compete, and to expand into new and emerging markets.

We believe our ability to offer our customers choice and flexibility in the manner in which they deploy our products and services—while maintaining enterprise-grade reliability, security, and interoperability based upon industry standards—is important to our corporate strategy. Oracle Fusion Applications, for example, offer customers a choice of deployment models to run our standards-based software applications in on-premise or cloud computing IT environments. Oracle Cloud is a family of our cloud-based software subscription offerings that provides access to select Oracle software applications and software platforms on a subscription basis in a secure, standards-based cloud computing environment. Oracle Cloud includes software applications as a service, such as Oracle Fusion Human Capital Management (HCM) Cloud Service and Oracle Fusion Customer Relationship Management (CRM) Cloud Service, and software platform services such as Oracle Database Cloud Service and Oracle Java Cloud Service, among others.

We believe our internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. In each of fiscal 2012 and 2011, we invested $4.5 billion and in fiscal 2010, we invested $3.3 billion in research and development to enhance our existing portfolio of products and services and to develop new products and services. We continue to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability, and security to our customers. For example, Oracle Engineered Systems, which include our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, and SPARC SuperCluster products, amongst others, combine certain of our hardware and software offerings to provide engineered systems that increase computing performance and reduce storage requirements relative to our competitors’ products, creating time savings, efficiencies, and operational cost advantages for our customers.

We also believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We are organized into three businesses—software, hardware systems and services—which are further divided into certain operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services, and education services. Our software, hardware systems and services businesses represented 70%, 17% and 13% of our total revenues, respectively, in fiscal 2012; 68%, 19% and 13%, respectively, in fiscal 2011; and 77%, 9% and 14%, respectively, in fiscal 2010. Prior to our acquisition of Sun Microsystems, Inc. (Sun) in January 2010, we did not have a hardware systems business. See Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, for additional information related to our operating segments.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Oracle and Cloud Computing

Our cloud computing strategy offers customers a broad portfolio of enterprise-grade software and hardware products and services that are secure, scalable, and reliable, and based upon industry standards to enable interoperability and portability. Additionally, we offer customers a pragmatic roadmap to adopt the cloud computing environment that best fits their needs, whether that is a “private” cloud or a “public” cloud. Private clouds are exclusive to a single organization, whereas “public” clouds are used by multiple organizations on a shared basis and hosted and managed by a third-party service provider. Our enterprise-grade software and hardware products and services for private and public cloud computing environments include, among others:

•

Oracle Cloud, which was created to give access to certain Oracle software in a secure, elastically scalable, highly available, cloud-based IT environment that we offer to customers on a subscription basis, includes access, hosting, infrastructure management, the use of software updates, and support;

•

Oracle Engineered Systems, which include our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, and Oracle SPARC SuperCluster products, and which are designed to be foundations for cloud computing by incorporating pre-integrated and optimized combinations of hardware and software that deliver high performance efficiently and at a lower total cost of ownership;

•	Our Oracle software product and hardware-related software portfolio, which includes:

¡

Oracle Fusion Applications in the cloud, which are the newest generation of applications offered to customers. With over 100 modules available, Oracle is the only company with such a broad cloud based application suite;

¡

Oracle SOA Suite and Oracle Business Process Management Suite for process integration and Oracle Data Integrator and Oracle GoldenGate for data integration, which are both designed to enable integration within and across public and private clouds;

¡	Oracle Identity Management and Oracle Database Security, which are designed to enable customers to secure their own cloud environments and integrate with public clouds;

¡

Oracle VM for SPARC and x86, which are designed to enable customers to create virtual environments for multiple applications to share a physical server for higher utilization and efficiency; and which simplify and accelerate software deployment by enabling pre-configured software images to be created and rapidly deployed onto virtualized servers;

¡

Oracle operating systems and management, which include Oracle Solaris and Oracle Linux, which are the foundation for building, deploying and managing IaaS clouds and provide secure, reliable operating environments for SPARC and x86 servers; and,

¡

Oracle Enterprise Manager, which is designed to provide a complete management solution for clouds from application to disk—including IaaS and PaaS offerings—and enables customers to plan and set up clouds; package, test and deploy applications on clouds; manage and monitor clouds and applications on clouds; and meter, charge and optimize clouds over time; and

•

Our Oracle hardware product portfolio, which includes our Oracle Engineered Systems hardware, our SPARC and x86 based servers, and our storage and networking products, and which provides the underlying mission-critical infrastructure for Oracle’s various cloud offerings and our customers’ and partners’ private and public cloud offerings, including software-as-a-service (SaaS, software that we offer on a subscription basis and deliver as a service to customers that includes access, hosting, infrastructure management, the use of software updates and support), platform-as-a-service (PaaS, an application development and deployment platform delivered as a service to developers who use the platform to build, deploy and manage applications) and infrastructure-as-a-service (IaaS, which consists of computing servers, storage and networking delivered as a service) clouds.

Oracle Cloud

Oracle Cloud is a family of our cloud-based software subscription offerings that provides our customers and partners subscription-based, self-service access to certain of our database and middleware, and applications software. Oracle Cloud provides many common services including: resource management and isolation, security, data exchange and integration, virus scanning, and centralized self-service monitoring.

Oracle Cloud provides customers with flexible deployment models to run our business applications in cloud computing or on-premise IT environments, and includes Oracle Fusion CRM Cloud Service, Oracle Fusion HCM Cloud Service and the Oracle Social Network. We also offer certain software applications via subscription-based, cloud computing delivery models including Oracle RightNow Customer Experience and Oracle Taleo Talent Management Cloud Service, among others.

Oracle Cloud also provides our software platforms as services including Oracle Java Cloud Service and Oracle Database Cloud Service. Oracle Java Cloud Service provides customers with an open, standards-based Java application development and deployment platform built on Oracle’s WebLogic Server functionality in a cloud environment that we manage and offer to customers via a subscription-based arrangement. Customers and partners are able to use standard Java Integrated Development Environments such as Oracle JDeveloper, NetBeans and Eclipse to create applications that can then be deployed on the Oracle Java Cloud Service. Oracle Database Cloud Service provides customers with Oracle Database functionality in a cloud environment that we manage and offer to customers via a subscription-based arrangement. Oracle Database Cloud Service includes the Oracle Application Express (APEX) application development environment and a set of business productivity applications that are designed to be easy to use and can be quickly provisioned.

Oracle Engineered Systems

An important element of our corporate strategy and product development efforts is to engineer our hardware and software products together to deliver efficiencies that simplify our customers’ IT environments; provide increased IT performance, reliability, and security; and free up resources that customers can use to invest in innovation and competitive differentiation. Oracle Engineered Systems are a part of our hardware systems segment, and are pre-integrated products engineered to include multiple elements of Oracle software and hardware products. Oracle Engineered Systems provide the foundation for IT consolidation and cloud computing, and are designed to deliver high performance and scalability; provide faster time to production; reduce data storage costs; and enable customers to efficiently purchase, deploy and support their IT environments. All Oracle Engineered Systems are tested in the factory and delivered ready to run. These pre-integrated products are also designed to be upgraded effectively and efficiently. As integrated systems, Oracle Engineered Systems simplify routine maintenance, such as software patching, by providing a single solution that covers the entire system. Oracle Engineered Systems include Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, SPARC SuperCluster, Oracle Database Appliance, and Oracle Big Data Appliance.

Oracle Exadata Database Machine

Oracle Exadata Database Machine is a family of integrated software and hardware products that combines our database, storage and operating system software with our server, storage and networking hardware. Oracle Exadata Database Machine is designed to enable customers to consolidate databases, manage large volumes of data, improve query response times, and reduce costs by improving data storage and using fewer IT resources.

Oracle Exalogic Elastic Cloud

Oracle Exalogic Elastic Cloud is an engineered system that combines Oracle Fusion Middleware software with our hardware to run Java and non-Java applications and provide customers with an applications platform for cloud computing. Oracle Exalogic Elastic Cloud is designed to improve the performance of applications that run on it and enable customers to consolidate multiple applications onto a single system that is designed to be scalable, reliable and secure.

Oracle Exalytics In-Memory Machine

The Oracle Exalytics In-Memory Machine is a single server that is designed to be configured for in-memory analytics for business intelligence workloads. The Oracle Exalytics In-Memory Machine features an optimized Oracle Business Intelligence Foundation Suite and Oracle TimesTen In-Memory Database. The Oracle Business Intelligence Foundation Suite takes advantage of large memory, processors, storage, networking, operating system and system configuration of the Oracle Exalytics hardware. This optimization is designed to provide better query responsiveness, higher user scalability and lower total cost of ownership.

SPARC SuperCluster

Our SPARC SuperCluster is a general purpose engineered system that combines the computing power of our SPARC processor, the performance and scalability of Oracle Solaris, the optimized database performance of Oracle Exadata storage and the accelerated middleware processing of the Oracle Exalogic Elastic Cloud. Oracle SPARC SuperCluster is designed to provide the scalability and performance demanded by a wide range of Oracle and non-Oracle enterprise workloads. It is an ideal mission-critical consolidation platform that is designed to run multiple tiers, from database to middleware to application, and to support multiple applications and operating systems side by side. SPARC SuperCluster enables faster deployment, increased systems utilization and reduced data center space and energy requirements.

Oracle Database Appliance

Oracle Database Appliance is an integrated, fault resilient system of software, servers, storage and networking in a single box that is designed to deliver high-availability database services for a wide range of homegrown and packaged online transaction processing (OLTP) and data warehousing applications. The Oracle Database Appliance is designed to enable enterprises to consolidate OLTP and data warehousing databases up to four terabytes in size.

Oracle Big Data Appliance

Oracle Big Data Appliance is an engineered system designed for acquiring, organizing and loading unstructured data into an Oracle database. By integrating the key components of a big data platform into a single product, Oracle Big Data Appliance is a scalable and supported big data infrastructure that reduces the risks of a custom built solution. Built using our industry-standard hardware, Oracle Big Data Appliance is installed and configured for high performance and availability.

Software, Hardware Systems and Services Businesses

Software Business

Our software business consists of our new software licenses segment and software license updates and product support segment.

New Software Licenses

The new software licenses operating segment of our software business primarily includes the licensing of database and middleware software, as well as applications software.

Our software solutions are designed to help customers reduce the cost and complexity of their IT infrastructures by delivering solutions via an industry standards-based, integrated architecture. This standards-based architecture enables our software to work in customer environments that may include Oracle or non-Oracle hardware or software components. This approach is designed to support customer choice, to reduce customer risk and to be adapted to the specific needs of any industry or application. In this model, our database and certain of our middleware offerings are designed to manage and protect a customer’s underlying business information, while application servers run enterprise applications that are designed to automate multiple business functions and provide intelligence in critical functional areas. Our software products are designed to operate on both single server and clustered server configurations for on-premise or cloud computing IT environments and to support a choice of operating systems, including, for example, Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products.

New software license revenues represented 27%, 26% and 28% of total revenues in fiscal 2012, 2011 and 2010, respectively.

Database and Middleware Software

Our database and middleware software provide a range of offerings that are designed to provide a cost-effective, high-performance platform for running and managing business applications for midsize businesses, as well as large, global enterprises. Our customers are increasingly focused on reducing the total cost of their IT infrastructure and we believe that our software offerings help them achieve this goal. Our software is designed to accommodate demanding, non-stop business environments using clustered middleware and database servers and storage. These clusters are designed to scale incrementally as required to address our customers’ IT capacity, satisfy their planning and procurement needs, support their business applications with a standardized platform architecture, reduce their risk of data loss and IT infrastructure downtime and efficiently utilize available IT resources to meet quality of service expectations.

New software license revenues from database and middleware products represented 70% of our new software license revenues in fiscal 2012 and 72% in each of fiscal 2011 and 2010.

Database Software

Oracle Database software is the world’s most popular enterprise database software. It is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data, including: transactional data, business information, and analytics; semi-structured and unstructured data in the form of weblogs, text, social media feeds, XML files, office documents, images, video and spatial images; and other specialized forms of data, such as human genomic and medical data. Oracle Database software is used for a variety of purposes, including packaged applications, custom application development, OLTP applications, data warehousing and business intelligence, and as a document repository or specialized data store.

Oracle Database software is available in four editions: Enterprise Edition, Standard Edition, Standard Edition One and Express Edition. All editions are built using the same underlying code, which means that our database software can scale from small, single processor servers to clusters of multi-processor servers and our Oracle Exadata Database Machines.

We also offer customers in-memory database software, including Oracle TimesTen In-Memory, the world’s most popular in-memory database, and Oracle In-Memory Database Cache. Oracle TimesTen In-Memory Database is designed to deliver real-time data management and transaction processing speeds for performance-critical applications, from complex analytical queries and speed-of-thought data visualization, to mission-critical, industry-specific applications such as call centers, trading platforms, reservation systems, and smart meters. Oracle TimesTen In-Memory Database supports multiple computing platforms, is compatible with Oracle Database software, and can work as a standalone database at the applications tier. Oracle In-Memory Database Cache acts as a high performance cache for Oracle Database Enterprise Edition and is used to provide immediate access to historical data in existing Oracle Databases that are frequently accessed such as customer and user lists, open orders, and product catalogs.

A number of optional add-on products are available with Oracle Database Enterprise Edition software to address specific customer requirements. In the areas of performance and scalability, we offer Oracle Real Application Clusters, Oracle Advanced Compression and Oracle Partitioning software options. In the area of data security, we offer Oracle Advanced Security, Oracle Database Vault, Oracle Audit Vault and Oracle Database Firewall software options.

In addition to the four editions of Oracle Database, we also offer a portfolio of specialized database software products to address particular customer requirements, including:

•

MySQL, the world’s most popular open source database, designed for high performance and scalability of web applications and embedded applications, available in Enterprise, Standard, Classic, Cluster and Community editions;

•	Oracle Berkeley DB, a family of open source, embeddable, relational, XML and key-value (NoSQL) databases designed for developers to embed within their applications and devices; and

•	Oracle NoSQL Database, a distributed key-value database designed for high availability and massive scalability of high volume transaction processing with predictable low-latency.

Middleware Software

Oracle Fusion Middleware software is a broad family of integrated application infrastructure software products that is designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access and integrate business applications and automate their business processes. Built with Oracle’s Java technology platform, Oracle Fusion Middleware products can be used as a foundation for custom, packaged and composite applications—or applications that can be deployed in private or public cloud environments.

Oracle Fusion Middleware software is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications software through its open architecture and adherence to industry standards such as Java Enterprise Edition (Java EE) and Business Process Execution Language (BPEL), among others.

By using Oracle Fusion Middleware software, we believe customers can better adapt to business changes rapidly, reduce their risks related to security and compliance, increase user productivity and drive better business decisions. Specifically, Oracle Fusion Middleware software is designed to enable customers to integrate heterogeneous business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence; all while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware software supports multiple development languages and tools, which enables developers to build and deploy web services, websites, portals and web-based applications.

Oracle Fusion Middleware software is used to integrate, extend, rapidly configure and secure enterprise applications. Oracle Fusion Middleware integrates with Oracle Applications as well as other third party applications, including applications in clouds. Oracle Fusion Middleware software is also the foundation for Oracle Fusion Applications—providing customers greater benefits from a unified application platform.

Oracle Fusion Middleware software is available in various software products and suites, including the following functional areas:

•	Application Server and Cloud Application Foundation;

•	Service-Oriented Architecture and Business Process Management;

•	Business Intelligence;

•	Identity and Access Management;

•	Data Integration;

•	Web Experience Management, Portals, Content Management and Social Networks; and

•	Development Tools.

Application Server and Cloud Application Foundation

The foundation of Oracle Fusion Middleware software is Oracle WebLogic Server—an application server that is compliant with the Java EE specification. Oracle WebLogic Server incorporates clustering and caching technology, which increases application reliability, performance, security and scalability. In addition to Oracle WebLogic, Oracle combines cloud infrastructure components into the Oracle cloud application foundation, including Oracle Virtual Assembly Builder, Oracle Coherence, Oracle JRockit, Oracle Tuxedo and Oracle GlassFish Server.

Oracle Virtual Assembly Builder works with Oracle WebLogic Server to increase the efficiency of application virtualization and to enable users to quickly and easily design and deploy multi-tier applications to virtualized IT environments, both conventional and cloud. Oracle Coherence is an in-memory data grid solution that enables organizations to predictably scale applications by providing fast and reliable access to frequently used data. Oracle JRockit is a high performance Java Virtual Machine designed to run Java applications on multi-core processors with higher and more predictable performance. Oracle Tuxedo runs legacy, mainframe and non-Java applications written in the C, C++ and COBOL languages that have transaction reliability, scalability and performance requirements. Oracle GlassFish Server enhances the value of Oracle Fusion Middleware software for developers by accelerating development practices and decreasing application time-to-market.

Service-Oriented Architecture and Business Process Management

Service-Oriented Architecture is a software development and architecture methodology that creates a modular, re-usable approach to applications development; makes it easy to integrate systems with each other; and reduces the need for costly custom development. Oracle SOA Suite is a suite of middleware software products used to create, deploy and manage applications on a Service-Oriented Architecture including Oracle JDeveloper, Oracle BPEL Process Manager, Oracle Web Services Manager, Oracle Business Rules, Oracle Business Activity Monitoring and Oracle Service Bus. Oracle Business Process Management Suite is a suite of software that is designed to enable business and IT professionals to design, implement, automate and evolve business processes and workflows within and across organizations. Oracle SOA Governance is designed to maintain the security and integrity of our customers’ SOA deployments.

Business Intelligence

Oracle Business Intelligence (BI) is a comprehensive set of analytic software products designed to provide customers with the information they need to make better business decisions. Oracle’s Business Intelligence software products include Oracle BI Suite Enterprise Edition, a comprehensive query and analysis server; Oracle Essbase, an online analytical processing server; Oracle BI Publisher, a self-service production and operational reporting tool; and Oracle Real-Time Decisions, a real-time data classification and optimization solution. Users can access these tools from a variety of user interfaces including browser-based interactive dashboards; ad hoc query and analysis; proactive detection and alerts integrated with e-mail; Microsoft Office integration including support for Excel, Word and PowerPoint; and mobile analytics for mobile and smart phones.

Identity and Access Management

Oracle’s identity and access management software products are designed to enable customers to manage internal and external users, secure corporate information from potential software threats and streamline compliance initiatives while lowering the total cost of their security and compliance initiatives. These software products include a lightweight directory access protocol (LDAP) directory service to store and manage user identities and policies; identity provisioning to provision users and roles in multiple enterprise applications and systems; access management to manage access control and entitlements for customers, partners and employees; and identity analytics to audit and identify users attempting to access systems for which they are not authorized.

Data Integration

Oracle’s data integration offerings consist of Oracle GoldenGate, Oracle Data Integrator and Oracle Enterprise Data Quality products. Oracle GoldenGate is a high performance data movement and continuous availability solution designed to capture transaction records on one system and to move and apply them to other systems with low impact on system and network performance. Oracle Data Integrator is an extract-transform-load (ETL) solution that enables users to extract data from one system, transform it from the source system’s format to a target system’s format and load it into the target system (such as a data warehouse). Oracle Data Integrator also includes big data capabilities to transform and load unstructured data from non-Oracle environments into Oracle Database or Oracle Exadata. Additionally, Oracle Enterprise Data Quality enables users to profile any type of data (customer or product-oriented) and to clean it using a variety of automated matching and cleansing rules making the data more reliable and more accurate.

Web Experience Management, Portals, Content Management and Social Networks

Oracle WebCenter is designed to deliver a complete user engagement platform for social business, connecting people and information. It brings together a broad portfolio of portal, web experience management, content, social and collaboration technologies into a single product suite. Oracle WebCenter is designed to improve customer loyalty and sales by helping marketing-driven organizations deliver contextual and targeted web experiences to users and give employees readily available access to information and applications in the context of an interaction and business process through portals and composite applications. Oracle WebCenter helps people work together more efficiently through contextual collaboration tools that optimize connections among people, information and applications while ensuring users have access to the right information in the context of their daily business processes.

Oracle WebCenter Content is an enterprise content management software suite that is designed to enable users to capture, manage and publish information that is either unstructured, not easily readable or has not been stored, including documents, images, audio, video and a wide variety of other forms of digital content. Oracle WebCenter Sites enables marketers and business users to easily create and manage contextually relevant, social and interactive online experiences across multiple channels on a global scale. Oracle WebCenter Portal is a portal and composite applications solution that is designed to deliver intuitive user experiences for the enterprise that are seamlessly integrated with enterprise applications. Oracle WebCenter social, which includes Oracle Social Network and Oracle WebCenter Real-Time Collaboration, enables secure social networking and enterprise collaboration tools for the enterprise.

Development Tools

Oracle JDeveloper is an integrated software environment that is designed to facilitate rapid development of a variety of different types of applications using Oracle Fusion Middleware software and popular open source technologies. Oracle JDeveloper software provides support for developing Java applications; web services, composite SOA applications and business processes; rich user interfaces using AJAX/DHTML and Flash technologies; and websites using popular scripting languages. Oracle JDeveloper software also provides comprehensive application lifecycle management facilities including modeling, building, debugging, unit testing, profiling and optimizing applications and is integrated with the Oracle Application Development Framework software, which provides a declarative framework for building business applications and popular open source tools, including Eclipse and NetBeans.

Java

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. The Java programming language and platform together represent one of the most popular and powerful development environments in the world, one that is used by millions of developers globally to develop business applications. Oracle Fusion Middleware software products and Oracle Fusion Applications are built using our Java technology platform, which we believe is a key advantage for our business.

Java is designed to enable developers to write software on a single platform and run it on many other different platforms, independent of operating system and hardware architecture. Java has been adopted by both independent software vendors (ISV) that have built their products on Java and by enterprise organizations building custom applications or consuming Java-based ISV products.

For customers, the Java platform is designed to enable a variety of compatible applications, independent of their vendor, and to support a global community of Java developers, support engineers and knowledge bases that can help customers reduce the risk of and time to deployment as well as the ongoing cost of ownership and maintenance.

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

Management Software

Oracle Enterprise Manager is Oracle’s integrated enterprise IT management and cloud management family of products. Oracle Enterprise Manager is designed to combine the self-management capabilities built into Oracle products with its business-driven IT management capabilities to deliver a holistic approach to IT management across the entire Oracle technology portfolio, including Oracle Database and Oracle Exadata, Oracle Fusion Middleware and Oracle Exalogic Elastic Cloud, Oracle Applications, Oracle Solaris, Oracle Linux, Oracle VM and our complete hardware portfolio. Oracle Enterprise Manager is designed to manage Oracle’s software and hardware portfolio whether deployed using traditional IT architectures or in cloud computing architectures. In both cases, Oracle Enterprise Manager is designed to provide a complete IT lifecycle management approach, including configuring elements of an IT environment, monitoring service levels; diagnosing and troubleshooting problems, patching and provisioning IT environments, managing compliance reporting, and providing change management in a unified way across physical and virtualized IT environments.

Virtualization Software

Oracle VM is server virtualization software for both Oracle SPARC and x86-based servers, and supports both Oracle and non-Oracle applications. Oracle VM software is designed to enable different applications to share a single physical system for higher utilization and efficiency, and simplify software deployment by enabling pre-configured software images to be created and rapidly deployed without installation or configuration errors.

Applications Software

Oracle Applications are designed using an industry standards-based, integrated architecture to manage and automate core business functions across the enterprise, as well as help customers differentiate and innovate in those processes unique to their industries or organizations. Oracle Applications are also designed to reduce the risk, cost, and complexity of our customers’ IT infrastructures, while supporting customer choice and providing flexibility in deployment models and upgrade paths.

Through a focused strategy of investments in internal research and development and strategic acquisitions, we also provide industry-specific solutions for customers in a number of different industries, including communications, engineering and construction, financial services, health services, manufacturing, public sector, retail, and utilities. We continue to broaden the number of software applications that we offer on a subscription basis via a cloud computing environment to provide our customers with choice and flexibility in how they manage their software investments and software deployments. New software license revenues from applications software represented 30% of our new software license revenues in fiscal 2012 and 28% in each of fiscal 2011 and 2010.

Oracle’s Applications strategy provides customers with a secure path to adopt our latest technology advances which are designed to improve the customer software experience and enable better business performance. Central to that strategy is Oracle’s Applications Unlimited program, which is our commitment to customer choice through ongoing investment and innovation in our current applications offerings. Oracle Fusion Applications build upon this commitment and are designed to work with and evolve customer investments in their existing applications portfolio. Oracle Lifetime Support helps ensure customers will continue to have a choice in upgrade paths based on their enterprise needs.

We protect our customers’ current investments in Oracle Applications by delivering new product releases that incorporate customer-specific and industry-specific innovations across product lines. Since announcing our Applications Unlimited program in 2005, we have delivered major releases on all applications product lines by combining business functionality with innovative technologies such as role-based analytics, secure search, identity management, self-service and workflow to deliver adaptive industry processes, business intelligence and insights, and optimal end-user productivity.

Oracle Fusion Applications are part of a comprehensive suite of modular, next-generation software applications that enable efficient management of core business functions across the enterprise. Oracle Fusion Applications are designed using commercially-available technology standards such as Java and BPEL; the principles of SOA; and a common approach and architecture for the user experience, business intelligence, social networking and mobility. With their tailored user experience and embedded analytical capabilities, Oracle Fusion Applications are designed to increase user productivity and allow customers to manage functions across different environments more effectively. Using a SOA approach, Oracle Fusion Applications are engineered to provide customers with more flexibility to innovate and adopt next-generation technologies at their own pace, whether via one module, a product family, or an entire suite. Oracle Fusion Applications are engineered to be cloud-ready and thus offer flexible deployment options, including on-premise, public cloud, private cloud, or a combination of these options.

We also continue to offer and enhance Oracle Applications, including our Oracle E-Business Suite, Siebel, PeopleSoft, and JD Edwards product families. All Oracle Applications are enterprise-grade and based upon industry standards, and designed to automate core business processes and address industry-specific needs.

The primary applications software offerings include:

•	Human Capital Management;

•	Customer Relationship Management;

•	Financials;

•	Governance, Risk and Compliance (GRC);

•	Procurement;

•	Supply Chain Management (SCM);

•	Enterprise Project Portfolio Management (EPPM) ;

•	Enterprise Performance Management (EPM);

•	Business Intelligence / Analytic Applications;

•	Web Commerce; and

•	Industry-Specific Applications.

Human Capital Management

We offer a broad portfolio of Human Resource and Talent Management applications, and flexible deployment options for on-premise or cloud computing IT environments. Our complete and integrated offerings provide core human resource transactions, workforce service automation and delivery, and complete enterprise talent management. Our global, web-based, single system architecture is designed for organizations of every size, industry and region. In fiscal 2012, we acquired Taleo Corporation, a leading provider of cloud-based talent management software that helps organizations attract, develop, motivate, and retain human capital. We believe our portfolio of HCM solutions creates a broad offering for organizations to manage their human resource operations and employee careers, either via cloud offerings such as Oracle Fusion HCM Cloud Service and Oracle Taleo Talent Management service; or on-premise solutions, including Oracle Fusion HCM (which is also cloud ready), Oracle E-Business Suite HCM, and PeopleSoft HCM.

Customer Relationship Management

We offer a broad portfolio of CRM applications, including Siebel CRM, Oracle E-Business Suite CRM, PeopleSoft CRM, Oracle Fusion Applications for CRM, and Oracle RightNow CX Service Cloud, that are designed to help our customers manage their selling processes more efficiently; integrate marketing campaigns and content into their selling processes more effectively; and deliver high quality customer service across multiple channels, including call centers, web, and mobile devices. Our Oracle CRM On Demand and Siebel CRM offerings also provide many industry-specific features designed to support the specialized needs of users in key sectors, such as communications, consumer products, financial services, high technology, insurance, life sciences and the public sector. Customers may also elect to use our subscription-based CRM cloud offerings, including Oracle Fusion CRM Cloud Service and Oracle RightNow Customer Experience, among others.

Financials and Governance, Risk and Compliance

Our financial management and GRC solutions are designed to enable our customers to meet fiduciary and statutory requirements, more efficiently manage risk across a global enterprise, accelerate the credit-to-cash cycle of business transactions, track financial operations and cash flow through accounting and treasury functions and manage business performance. In addition to our portfolio of financial management applications from Oracle E-Business Suite, PeopleSoft, and JD Edwards, we also offer Oracle Fusion GRC, a component of the Oracle Fusion Applications suite, to provide unified intelligence and insight into all GRC activities, end-to-end support for cross-industry and industry-specific GRC processes, and automated controls that work across multiple business applications.

Procurement

We offer a broad portfolio of advanced procurement applications, including JD Edwards EnterpriseOne Supply Management, JD Edwards World Distribution Management and Supplier Self-Service, Oracle E-Business Suite Advanced Procurement, Oracle Fusion Procurement, and PeopleSoft Supplier Relationship Management, among others. These integrated procurement applications are designed to provide packaged integration to back-office applications that fully support “source-to-settle” processes for all categories of spend, including capital goods, direct materials, indirect goods and services. Our procurement applications also provide industry-specific capabilities and the flexibility to leverage applications on demand, on-premise or in any combination to achieve procurement objectives.

Supply Chain Management

We offer a broad portfolio of SCM applications, including Agile, Demantra, JD Edwards, Oracle E-Business Suite, and Oracle Fusion Applications, among others, that support supply chain management processes such as demand management, order management, supply chain planning, sales and operations planning, procurement and sourcing to product development, manufacturing, transportation and warehouse management. Our SCM software offerings are designed to provide our customers with the ability to forecast and fulfill demand for their products through end-to-end, integrated, yet modular software. For example, customers can use Demantra products to predict demand and market requirements; Agile products to manage the lifecycle of their products, innovate, and adapt them in response to volatile market conditions; Oracle Advanced Procurement products to optimize supplier and procurement networks and reduce costs; Oracle Fusion Order Orchestration to orchestrate and fulfill orders across global networks; and Oracle, PeopleSoft, and JD Edwards manufacturing applications to deploy lean, mixed-mode manufacturing with integrated manufacturing execution systems that meet both discrete and process requirements.

Enterprise Project Portfolio Management

We offer a broad portfolio of EPPM applications, including JD Edwards EnterpriseOne Project Management, Oracle E-Business Suite’s family of Oracle Projects, Oracle Fusion Project Portfolio Management, PeopleSoft Enterprise Service Automation, and Primavera Project Portfolio Management. Oracle EPPM applications target project-intensive industries such as engineering and construction, aerospace and defense, utilities, oil and gas, manufacturing, professional services, and project-intensive departments within other industries. Our EPPM products help companies propose, prioritize and select project investments; and plan, manage and control the most complex projects and project portfolios. Additionally, our Primavera Project Portfolio Management family of products provides industry-specific solutions for project-intensive industries such as oil and gas, utilities, engineering and construction, aerospace and defense, and public sector. Through role-based user experience, embedded analytics, and collaborative tools, our EPPM solutions are designed to provide project stakeholders, project managers, and team members with the information needed to plan, mandate and deliver across the organization.

Enterprise Performance Management

Our Oracle Hyperion Performance Management suite of products are a modular set of integrated applications that integrate with both Oracle and non-Oracle transactional systems to help organizations automate, integrate and administer a broad range of financial and operational management processes. Our EPM applications include Hyperion Strategy Management; Hyperion Financial Close and Reporting; Hyperion Planning, Budgeting and Forecasting; and Hyperion Profitability and Cost Management. These applications enable organizations to define and model their financial structure, define their operating plans and manage financial budgets, allocate indirect revenues and costs to better understand business unit profitability, consolidate and aggregate financial results from a variety of systems, and manage the financial close and statutory reporting processes.

Business Intelligence / Analytic Applications

We provide packaged business intelligence applications for cross-industry business processes as well as industry-specific analytic applications. Each of our business intelligence applications features packaged data models, packaged ETL processes, packaged key performance indicators (KPIs), and packaged dashboards to deliver insight that is tailored for specific business processes. Our business intelligence applications are built on Oracle’s business intelligence technology, and source data from multiple versions of Oracle’s comprehensive portfolio of applications as well as from non-Oracle data sources. Our EPM and business intelligence applications, together with our business intelligence technology, enable us to offer our customers an integrated solution that spans planning and budgeting, financial management, operational analytics, and reporting.

Web Commerce

Our Web Commerce solutions are designed to enable enterprises to deliver a consistent, relevant and personalized cross-channel buying experience through catalog, merchandising, marketing, guided search and navigation, personalization, automated recommendations and live-help capabilities. By combining certain technologies that we have recently acquired including Art Technology Group, Inc.’s and Endeca Technologies Inc.’s Web Commerce software with our legacy Oracle and Siebel CRM software, we offer a unified cross-channel commerce and CRM platform, which is designed to enable businesses to deliver a consistent experience across a variety of different customer points of contact, including online, in-store, mobile, social and kiosk. This combined platform is designed to enable our customers to strengthen their customers’ loyalty, improve brand value, achieve better operating results, increase customer service and improve business response times across online and traditional commerce environments.

Industry-Specific Applications

Oracle Applications can be tailored to offer customers a variety of industry-specific solutions. As a part of our strategy, we strive to ensure that our applications portfolio addresses the major industry-influenced technology challenges of customers in key industries that we view as strategic to our future growth, including communications, consumer goods, education, energy, engineering and construction, financial services, healthcare, life sciences, manufacturing, professional services, public sector, retail, travel, transportation and utilities. For example, we offer the financial services sector a suite of applications addressing cash management, trade, treasury, payments, lending, private wealth management, asset management, compliance, enterprise risk and business analytics, among others. We offer the retail sector software solutions designed to provide unified and actionable data among store, merchandising and financial operations. Our applications for consumer goods manufacturers are designed to provide them with the ability to build their brand against retail private label programs by engaging directly with the consumer. Our Public Sector solutions are designed to provide national and local governments with the ability to improve service delivery to citizens, increase internal efficiency and improve transparency. Our ability to offer applications to address industry-specific complex processes provides us an opportunity to expand our customers’ knowledge of our broader product offerings and address customer specific technology challenges.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle software by offering proactive and personalized support services, including our Lifetime Support policy and unspecified product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support”. Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire new software licenses and renew their software license updates and product support contracts annually. Our software license updates and product support revenues represented 43%, 42% and 49% of our total revenues in fiscal 2012, 2011 and 2010, respectively.

Hardware Systems Business

Our hardware systems business consists of two operating segments: hardware systems products and hardware systems support.

Hardware Systems Products

We provide a complete selection of hardware systems and related services including servers, storage, networking, virtualization software, operating systems, and management software to support diverse public and private cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud infrastructures. Oracle’s hardware systems support many of the world’s largest public and private clouds, and power Oracle’s own internal cloud initiatives, including our software development private cloud and Oracle University’s self-service private cloud.

Our hardware products and services are designed to be “open,” or to work in customer environments that may include other Oracle or non-Oracle hardware or software components. These products and services also help to meet customers’ demands to manage growing amounts of data and business requirements to meet increasing compliance and regulatory demands and to reduce energy, space and operational costs. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems.

Our Oracle Engineered Systems include Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, SPARC SuperCluster, Oracle Database Appliance and Oracle Big Data Appliance. By combining our server and storage hardware with our software, our open, integrated products better address customer and cloud computing requirements for performance, scalability, reliability, security, ease of management and lower total cost of ownership. Our hardware systems products represented 10%, 12% and 6% of our total revenues in fiscal 2012, 2011 and 2010, respectively.

Servers

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers are differentiated by their reliability, security and scalability; and by the customer environments that they target (general purpose or specialized systems). Our midsize and large servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Our SPARC servers run the Oracle Solaris operating system and are designed for the most demanding mission critical enterprise environments at any scale. SPARC servers are also a core component of the SPARC SuperCluster, one of our Oracle Engineered Systems.

We also offer enterprise x86 servers. These x86 servers are primarily based on microprocessor platforms from Intel Corporation (Intel) and are also compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 systems are also a core component of many of Oracle Engineered Systems, including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and Oracle Big Data Appliance.

Our Netra line of products are aimed at the unique needs of original equipment manufacturers (OEMs) and network equipment providers (NEPs). Rack-optimized systems and our blade product offerings combine high-density hardware architecture and system management software that OEMs find particularly useful in building their own solution architectures.

Storage

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, hardware-related software including file systems software, back-up and archive software and storage management software and networking for mainframe and open systems environments. Our storage products are designed to improve data availability by providing fast data access and dynamic data protection for restoration and secure archiving for compliance. Our storage products are designed to work together, to work with Oracle software and to work with multi-vendor application and systems environments to maximize performance and efficiency while minimizing management overhead and reducing the total cost of ownership.

Our Sun ZFS Storage Appliance Network Attached Storage (NAS) offering is designed to provide improved performance, manageability and reduced total cost of ownership by combining third-generation software with high-performance controllers, flash-based caches and disks. Our Oracle Pillar Axiom Storage Area Network (SAN) system leverages a patented quality-of-service architecture designed to meet business critical service level agreements under dynamic, multi-application loads and enable customers to consolidate storage applications into a single data center storage solution.

Our tape storage product line includes StorageTEK libraries, drives, virtualization systems, media and device software. These products are intended to provide robust solutions for both long-term preservation and near-term protection of customer data at a lower total cost of ownership.

Oracle Solaris and Oracle Linux Operating Systems and Hardware-Related Software

The Oracle Solaris operating system is designed to provide a reliable, secure and scalable operating system environment through significant core feature development, networking, security and file system technologies as well as close integration with hardware features. This design provides us with an ability to combine Oracle Solaris with our own hardware components to achieve certain performance and efficiency advantages in comparison to our competitors. The Oracle Solaris operating system is based on the UNIX operating system, but is unique among UNIX systems in that it is available on our SPARC servers and x86 servers that are substantially based upon microprocessors from Intel. We also support Oracle Solaris deployed on other companies’ hardware products.

Oracle provides a broad virtualization solution from the desktop to the data center. Oracle Solaris 11 provides comprehensive, built-in virtualization capabilities for the operating system, network and storage resources. In addition to its built-in virtualization capabilities, Oracle Solaris 11 is engineered for server virtualization on both x86 and SPARC based systems.

The Oracle Linux operating system with Oracle’s Unbreakable Enterprise Kernel is a Linux operating system for enterprise workloads including databases, middleware and applications. Oracle’s Unbreakable Enterprise Kernel is designed to work well with Oracle products to patch core operating systems without downtime.

In addition to Oracle Solaris and Oracle Linux operating systems, we also develop a range of other hardware-related software, including development tools, compilers, management tools for servers and storage, diagnostic tools, virtualization, and file systems.

Hardware Systems Support

Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and can include product repairs, maintenance services and technical support services. We continue to evolve hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new hardware systems support contracts sold in connection with the sales of our hardware systems products. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Our hardware systems support revenues represented 7% of our total revenues in each of fiscal 2012 and 2011 and 3% in fiscal 2010.

Services Business

We deliver an integrated services solution to help customers and partners maximize the performance of their investments in Oracle technology. Our services are differentiated based on our focus on Oracle technology, extensive experience and broad set of intellectual property and best practices. Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services and education services. Our services business represented 13% of our total revenues in each of fiscal 2012 and 2011 and 14% of our total revenues in fiscal 2010.

Consulting

Oracle Consulting is designed to help our customers more successfully architect and deploy our products. Our consulting services include business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Together, these services are designed to help our customers achieve their business goals, reduce the risk associated with their IT initiatives and maximize their return on investment. Oracle Consulting engages customers directly and provides specialized expertise to our global systems integrator partners. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers.

Managed Cloud Services

Oracle managed cloud services provide comprehensive software and hardware management and maintenance services—including deployment, management, monitoring, patching, security and upgrade services—for customers hosted at our Oracle data center facilities, select partner data centers, or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. We believe that our managed cloud services offerings provide our customers with greater value and choice through increased business performance, reduced risk, a predictable cost and more flexibility in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

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

Marketing and Sales

We directly market and sell our products and services to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our products through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2012, 2011 or 2010.

In the United States, our sales and service employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries sell and support our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our products. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A. of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. The Oracle Partner Network is a global program that manages our business relationships with a large, broad-based network of companies, including independent software and hardware vendors, system integrators and resellers that deliver innovative solutions and services based upon our products. By offering our partners access to our premier products, educational information, technical services, marketing and sales support, the Oracle Partner Network program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally. The majority of our hardware systems products are sold through indirect channels including independent distributors and value added resellers.

Seasonality and Cyclicality

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software and hardware systems. Our enterprise software and hardware offerings compete directly with some offerings from some of the largest and most competitive companies in the world, including Microsoft Corporation (Microsoft), International Business Machines Corporation (IBM), Intel, Hewlett-Packard Company (HP) and SAP AG, and smaller companies like Salesforce.com, as well as many others. In addition, the low barriers to entry in many of our market segments regularly introduce new technologies and new and growing competitors to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we will face increased competition as we will compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product categories.

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

Manufacturing

To produce our hardware systems products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of our enterprise and data center servers and storage systems. For substantially all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware systems products either from our facilities or partner facilities. Our manufacturing processes are based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. As a result, we continue to evaluate potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A. within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Research and Development

We develop the substantial majority of our products internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Research and development expenditures were $4.5 billion in each of fiscal 2012 and 2011 and $3.3 billion in fiscal 2010, or 12%, 13% and 12% of total revenues in fiscal 2012, 2011 and 2010, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software and hardware markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

Employees

As of May 31, 2012, we employed approximately 115,000 full-time employees, including approximately 30,000 in sales and marketing, approximately 9,000 in software license updates and product support, approximately 1,000 in the manufacturing of our hardware systems products, approximately 6,000 in hardware systems support, approximately 26,000 in services, approximately 32,000 in research and development and approximately 11,000 in general and administrative positions. Of these employees, approximately 42,000 were located in the United States and approximately 73,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries workers’ councils represent our employees.

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

Mr. Ellison, 67, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 67, has served as Chairman of the Board since January 2004 and as a Director since June 1995. He served as Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Ms. Catz, 50, has been a President since January 2004, Chief Financial Officer most recently since April 2011 and has served as a Director since October 2001. She was previously Chief Financial Officer from November 2005 until September 2008 and Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named President, she held various other positions with us since joining Oracle in 1999. She also currently serves as a director of HSBC Holdings plc.

Mr. Hurd, 55, has been a President and served as a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of HP from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of HP from April 2005 to August 2010.

Mr. Fowler, 51, has been Executive Vice President, Systems since February 2010. Prior to joining us, Mr. Fowler served as Sun Microsystems, Inc.’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006, as Chief Technology Officer, Software Group from July 2002 to May 2004 and Director, Corporate Development from July 2000 to July 2002.

Mr. Kurian, 45, has been Executive Vice President, Product Development since July 2009. He served as Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Ms. Daley, 53, has been Senior Vice President, General Counsel and Secretary since October 2007. She served as Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004, and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 50, has been Senior Vice President, Corporate Controller and Chief Accounting Officer since February 2008 and was Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

Item 1A.    Risk Factors

We operate in rapidly changing economic and technological environments that present numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

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

Macroeconomic developments like the debt crisis in certain countries in the European Union and slowing economies in parts of Asia and South America could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (IT) budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, and particularly our new software license revenues and hardware systems products revenues, are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Our limited experience with managing our hardware business and forecasting its future financial results creates additional challenges with our forecasting processes.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates can also be affected by changes in our business practices that we implement with our newly acquired companies that may affect customer behavior.

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

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software and hardware systems markets in which we compete. If we are unable to develop new or sufficiently differentiated products and services, or enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet demand, customers may not buy new software licenses or hardware systems products or purchase or renew software license updates and product support or hardware systems support contracts. Renewals of these support contracts are important to the growth of our business. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have released Oracle Fusion Applications, the next generation of our applications software offerings, which are designed to unify the best-of-business functional capabilities from all of our applications on an open-standards-based technology foundation accessible by customers through the cloud or on-premise. We have also recently designed and built our Oracle Engineered Systems product offerings including Oracle Exadata Database Machine, a fast database warehousing machine that runs online transaction processing applications; Oracle Exalogic Elastic Cloud, an integrated “cloud” machine which has server hardware and middleware software that have been engineered together; Oracle Exalytics In-Memory Machine, an engineered system featuring in-memory software and hardware and an optimized business intelligence platform; and SPARC SuperCluster, an engineered system which combines optimized database performance with accelerated middleware processing capabilities; among others. If we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames, if there is a delay in market acceptance of a new, enhanced or acquired product line or service, if there are changes in information technology trends for which we do not adequately anticipate or react our product development efforts toward, if we do not timely optimize complementary product lines and services or if we fail to adequately integrate, support or enhance acquired product lines or services, our business may be adversely affected.

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

Many vendors develop and market databases, middleware products, application development tools, business applications, collaboration products and business intelligence products, amongst others, that compete with our software offerings. In addition, several companies offer software-as-a-service (SaaS) or cloud computing and business process outsourcing (BPO) as competitive alternatives to buying software and hardware, and customer interest in cloud or SaaS solutions is increasing. Some of these competitors have greater financial or technical resources than we do. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. Vendors that offer SaaS, cloud or BPO solutions may persuade our customers not to purchase our products. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

Our hardware systems offerings are complex products. If we cannot successfully manage the required processes to meet customer requirements and demand on a timely basis, the results of our hardware systems business will suffer.    Designing, developing, manufacturing and introducing new hardware systems products are complicated processes. The development process is uncertain and requires a high level of innovation from both systems hardware and software product designers and engineers and the suppliers of the components used in these products. The development process is also lengthy and costly. Once a new hardware systems product is developed, we face several challenges in the manufacturing process. We must be able to forecast customer demand and manufacture new hardware systems products in sufficient volumes to meet this demand and do so in a cost effective manner. Our “build-to-order” manufacturing model, in which our hardware systems products generally are not built until after customers place orders, may from time to time experience delays in delivering our hardware systems products to customers in a timely manner. These delays could cause our customers to purchase hardware products and services from our competitors. We must also manage new hardware product introductions and transitions to minimize the impact of customer delayed purchases of existing hardware systems products in anticipation of new hardware systems product releases. Because the design and manufacturing processes for components are also very complicated, it is possible that we could experience design or manufacturing flaws. These design or manufacturing flaws could delay or prevent the production of the components for which we have previously committed to pay or need to fulfill orders from customers. These types of component flaws could also prevent the production of our hardware products or cause our hardware products to be returned, recalled or rejected resulting in lost revenues, increases in warranty costs or costs related to remediation efforts, damage to our reputation, penalties and litigation.

Acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.    In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies. An active acquisition program is an important element of our overall corporate strategy and we expect to continue to make acquisitions in the future. Risks we may face in connection with our acquisition program include:

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

•

we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew software license updates and product support contracts, hardware systems support contracts and cloud software subscription contracts, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

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

Our hardware systems revenues and profitability could decline if we do not manage the risks associated with our hardware systems business.    Our hardware systems business may adversely affect our overall profitability if we do not manage the associated risks. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware systems business in a timely manner or at all due to a number of factors, including:

•

our relative inexperience in managing a hardware systems business and related processes or the unplanned departures of some important employees could adversely impact our ability to successfully run our hardware systems business, which could adversely impact our ability to realize the forecasts for our hardware systems business and its results of operations;

•

our focus on our more profitable Oracle Engineered Systems products like Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle Exalytics In-Memory Machine, which are in the relatively early stages of adoption by our customers, and our de-emphasis on our lower profit margin commodity hardware systems products that historically constituted a larger portion of our hardware systems revenues;

•

we may forgo sales opportunities, customers and revenues as a result of our reducing the resale of third party products and services for which Sun Microsystems, Inc. (Sun) historically acted as a reseller;

•

we may not be able to increase sales of hardware systems support contracts or such increase may take longer than we anticipate, which could result in lower revenues and profitability, or slower than expected growth of such revenues and profitability;

•

our hardware systems business has higher expenses as a percentage of revenues, and thus has been less profitable, than our software business. We have reported lower overall operating margins as a percentage of revenues in the past and we may report lower operating margins as a percentage of revenues in the future; and

•

we face a greater risk of potential write-downs and impairments of inventory, higher warranty expenses than we had historically encountered in our existing software and services businesses and higher amortization from, and potential impairment of, intangible assets associated with our hardware systems business. Any of these items could result in material charges and adversely affect our operating results.

Our strategy of transitioning to a mixed direct and indirect sales model for our hardware systems products may not succeed and could result in lower hardware revenues or profits. Disruptions to our software indirect sales channel could affect our future operating results.    Although we will continue to sell our hardware systems products through indirect channels, including independent distributors and value added resellers, we have enhanced our direct sales coverage for our hardware products and intend that our direct sales force will sell a larger portion of our hardware products in the future than they do now. These direct sales efforts, however, may not be successful. Our relationships with some of our channel partners may deteriorate because we are reducing our reliance on some of these partners for sales of our hardware products, are modifying our approach and timing to the manufacturing of our products and have altered certain of Sun’s legacy business practices with these channel partners, which could result in reduced demand from the channel partners or certain customer segments serviced by these channel partners. Some hardware revenues from channel partners may not be replaced by revenues generated from our own sales personnel or may not be replaced as quickly as we expect. In addition, we may not be able to hire qualified hardware salespeople, sales consultants and other personnel for our direct sales model at the rate or in the numbers we need to generate the hardware revenues and profit margins we have projected for future periods. Even if we can meet our hiring needs, these salespeople may not be able to achieve our sales forecasts for our hardware business. If we experience any of these risks, our hardware revenues and/or profits may decline.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include software and hardware systems development, manufacturing, assembly, sales, customer support, consulting, managed cloud services and shared administrative service centers.

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws and local laws which include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We monitor our international operations and investigate allegations of improprieties relating to transactions and the way in which such transactions are recorded. Where circumstances warrant, we provide information and report our findings to government authorities, but no assurance can be given that action will not be taken by such authorities.

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to our operating results;

•	natural disasters;

•	regulatory changes;

•	political unrest, terrorism and the potential for other hostilities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries;

•	public health risks, particularly in areas in which we have significant operations; and

•	reduced protection for intellectual property rights in some countries.

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

The future operating results of our hardware systems business will depend on our ability to manage our component inventory to meet the demands of our hardware systems customers and to avoid component inventory write-downs.    We depend on suppliers to design, develop, manufacture and deliver on a timely basis the necessary components for our hardware products. While many of the components purchased are standard, some components (standard or otherwise) require long lead times to manufacture and deliver. Furthermore, there are some components that can only be purchased from a single vendor due to price, quality, technology or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by natural disasters, political unrest or other factors affecting the countries or regions where these single source component vendors are located. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary parts or components from a particular vendor. If we had to find a new supplier for these parts and components, hardware systems product shipments could be delayed, which would adversely affect our hardware systems revenues. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware systems business cost structure. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet customer demand for our hardware products. Therefore we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware products from us or systems products from our competitors. We negotiate supply commitments with vendors early in the manufacturing process to ensure we have sufficient components for our hardware products to meet anticipated customer demand. We must also manage our levels of older component inventories used in our hardware products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware systems business and related operating results could be materially and adversely affected.

We expect to continue to depend on third party manufacturers to build certain hardware systems products and third party logistics providers to deliver our products. As such, we are susceptible to manufacturing and logistics delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers.    We outsource the manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Our reliance on these third parties reduces our control over the manufacturing and delivery process, exposing us to risks, including reduced control over quality assurance, product costs, product supply and delivery delays as well as the political and economic uncertainties and natural disasters of the international locations where certain of these third party manufacturers have facilities and operations. Any manufacturing disruption or logistics delays by these third parties could impair our ability to fulfill orders for these hardware systems products for extended periods of time. If we are unable to manage our relationships with these third parties effectively, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations, or fail to meet our future requirements for timely delivery, our ability to ship and/or deliver certain of our hardware systems products to our customers could be impaired and our hardware systems business could be harmed.

We have simplified our supply chain processes by reducing the number of third party manufacturing partners and the number of locations where these third party manufacturers build our hardware systems products. We therefore have become more dependent on a fewer number of these manufacturing partners and locations. If these partners experience production problems or delays or cannot meet our demand for products, we may not be able to find alternate manufacturing sources in a timely or cost effective manner, if at all. If we are required to change third party manufacturers, our ability to meet our scheduled hardware systems products deliveries to our customers could be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue recognition or an increase in our hardware systems products expenses, all of which could adversely affect the margins of our hardware business.

We may experience foreign currency gains and losses.    We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the U.S. Dollar can significantly affect our revenues and operating results. Generally, our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts to offset the risks associated with these foreign currency exposures that we may suspend from time to time. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows, the timing of which is variable and generally outside of our control.

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

Third parties have claimed and, in the future, may claim infringement or misuse of intellectual property rights and/or breach of license agreement provisions.    We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not have the capabilities to design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. We expect the number of such claims will increase as:

•	we continue to acquire companies and expand into new businesses;

•	the number of products and competitors in our industry segments grows;

•	the use and support of third party code (including open source code) becomes more prevalent in the industry;

•	the volume of issued patents continues to increase; and

•	the proliferation of non-practicing entities asserting intellectual property infringement claims increases.

Responding to any such claim, regardless of its validity, could:

•	be time consuming, costly and result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

We may lose key employees or may be unable to hire enough qualified employees.    We rely on the continued service of our senior management, including our Chief Executive Officer and founder, members of our executive team and other key employees and the hiring of new qualified employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

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

Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease. Additionally, increased distribution of applications through cloud and SaaS providers, may reduce the average price for our products or adversely affect other sales of our products, reducing our revenues unless we can offset price reductions with volume increases. The increase in open source software distribution may also cause us to change our pricing models.

Our cloud computing strategy, including our Oracle Cloud and Oracle managed cloud services offerings, may not be successful.    We offer customers a broad portfolio of software and hardware products and services to enable a roadmap for customers to adopt cloud computing. Oracle Cloud includes our cloud software subscription offerings such as Oracle Fusion Human Capital Management Cloud Service, Oracle Fusion Customer Relationship Management Cloud Service, Oracle RightNow Customer Experience and Oracle Taleo Talent Management Cloud Service, among others, all of which provide our customers with certain of our software applications functionality within a cloud-based IT environment that we manage and offer via a subscription-based model. In addition, Oracle Cloud also includes software platforms within a cloud-based IT environment that we manage and offer to customers via a subscription-based model including Oracle Database Cloud Service and Oracle Java Cloud Service. Oracle managed cloud services include software and hardware management and maintenance services hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities. These business models continue to evolve and we may not be able to compete effectively, generate significant revenues or maintain their profitability. We incur expenses associated with the infrastructures and marketing of our managed cloud services and cloud software subscription offerings in advance of our ability to recognize the revenues associated with these offerings. Demand for our cloud software subscription offerings may unfavorably impact demand for certain of our other products and services including new software licenses and software license updates and product support services.

If our data protection or other security measures are compromised and as a result our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.    We are in the information technology business, and our products and services store, retrieve, manipulate and manage our customers’ information and data as well as our own. We have a reputation for secure and reliable software and hardware products and services and have invested a great deal of time and resources in protecting the integrity and security of our products, services and internal and external data that we manage.

Nevertheless, computer hackers will attempt to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential information or data of our customers. Computer hackers may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems.

Although this is an industry-wide problem that affects other software and hardware companies, it affects Oracle in particular because computer hackers tend to focus their efforts on the most popular or well-known IT companies, and they may focus on Oracle because of our reputation for, and marketing efforts associated with, having secure products and services. These risks for us will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within Oracle.

If a cyberattack or other security incident described above were to allow unauthorized access to or modification of our customers’ data or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities, we could suffer damage to our brand and reputation. Customers could lose confidence in the security and reliability of our products and services and perceive them to be not secure. This in turn could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

Further, as regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business will intensify. Changes in laws or regulations associated with the protection of certain types of data, such as healthcare data or other personally identifiable information, could greatly increase our cost of providing our products and services.

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

We might experience significant errors in our software and hardware products and services.    Despite testing prior to their release, software and hardware products sometimes contain errors, especially when first introduced or when new versions are released. The detection and correction of any errors can be time consuming and costly. Errors in our software or hardware products could affect the ability of our products to work with other software or hardware products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing our new software or hardware products or new versions of our software or hardware products, we could lose revenues. In addition, we run our own business operations, cloud software subscription offerings, Oracle managed cloud services and other outsourcing services, support and consulting services, on our products and networks and any flaws, if exploited, could affect our ability to conduct our business operations. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors than customers for software products generally. Errors in our software and hardware products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing software and hardware products is expensive and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Business disruptions could affect our operating results.    A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our cloud software subscription and managed cloud services offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Adverse litigation results could affect our business.    We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We may have exposure to additional tax liabilities.    As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities and those authorities often do not agree with positions taken by us on our tax returns.

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, certain U.S. government proposals for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing is currently being reviewed by the U.S. Internal Revenue Service (IRS) and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We have negotiated certain unilateral Advance Pricing Agreements with the IRS and certain selected bilateral Advance Pricing Agreements that cover many of our intercompany transfer pricing issues and preclude the relevant tax authorities from making a transfer pricing adjustment within the scope of these agreements. However, these agreements do not cover substantial elements of our transfer pricing. In addition, our provision for income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions which we consider to be indefinitely reinvested outside the United States that have lower statutory tax rates and earnings being higher than anticipated in jurisdictions that have higher statutory tax rates.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. Our acquisition activities have increased our non-income based tax exposures, particularly with our entry into the hardware systems business, which increased the volume and complexity of laws and regulations that we are subject to and with which we must comply.

Although we believe that our income and non-income based tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Charges to earnings resulting from acquisitions may adversely affect our operating results.    Under business combination accounting standards pursuant to ASC 805, Business Combinations, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

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

•

charges to our operating results to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated, charges to eliminate certain duplicative pre-merger activities, and charges to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for business combinations and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

There are risks associated with our outstanding and future indebtedness.    As of May 31, 2012, we had an aggregate of $16.5 billion of outstanding indebtedness that will mature between the remainder of calendar 2012 and calendar 2040 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our hardware systems operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used to manufacture our products, human health and safety and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our product design, development, procurement and manufacturing costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our hardware systems business. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our hardware systems business. A significant portion of our hardware systems revenues come from international sales. Environmental legislation within the European Union (EU), including the EU Directive on Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products may increase our cost of doing business internationally and impact our hardware systems revenues from EU countries and China as we endeavor to comply with and implement these requirements. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, the cumulative impact of which could be significant.

Our stock price could become more volatile and your investment could lose value.    All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Changes in the amounts and frequency of share repurchases or dividends could adversely affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting, manufacturing and administrative personnel. Our headquarters facility consists of approximately 2.1 million square feet in Redwood City, California, substantially all of which we own. We lease our principal internal manufacturing facility for our hardware systems products in Hillsboro, Oregon. We also own or lease other office facilities for current use consisting of approximately 24.9 million square feet in various other locations in the United States and abroad. We believe our facilities are in good condition and suitable for the conduct of our business. Approximately 5.1 million square feet, or 19%, of total owned and leased space is sublet or is being actively marketed for sublease or disposition.

Item 3.      Legal Proceedings

The material set forth in Note 18 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.      Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on the NASDAQ since our initial public offering in 1986. According to the records of our transfer agent, we had 15,269 stockholders of record as of May 31, 2012. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2012		Fiscal 2011
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$25.61	$30.24	$30.20	$36.37
Third Quarter	$25.51	$31.90	$27.65	$33.68
Second Quarter	$26.00	$33.69	$22.48	$29.53
First Quarter	$24.78	$34.09	$21.46	$24.64

We declared and paid cash dividends totaling $0.24 and $0.21 per outstanding common share over the course of fiscal 2012 and 2011, respectively.

In June 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock payable on August 3, 2012 to stockholders of record as of the close of business on July 13, 2012. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. On June 18, 2012, we announced that our Board of Directors approved a further expansion by an additional $10.0 billion. Approximately $3.1 billion remained available for stock repurchases as of May 31, 2012 pursuant to our stock repurchase program prior to the additional amount authorized in June 2012.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

The following table summarizes the stock repurchase activity for the three months ended May 31, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
March 1, 2012—March 31, 2012	18.6	$29.49	18.6	$5,055.1
April 1, 2012—April 30, 2012	32.3	$28.97	32.3	$4,119.5
May 1, 2012—May 31, 2012	36.8	$27.19	36.8	$3,119.5

Total	87.7	$28.34	87.7

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2012, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2007 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/07	5/08	5/09	5/10	5/11	5/12
Oracle Corporation	100.00	117.85	101.35	117.78	179.90	140.29
S&P 500 Index	100.00	93.31	62.92	76.12	95.87	95.48
S&P Information Technology Index	100.00	102.55	73.06	93.86	113.70	122.30

Item 6.    Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over the last five fiscal years, we have acquired a number of companies including Sun Microsystems, Inc. in fiscal 2010 and BEA Systems, Inc. in fiscal 2008, among others. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in revenues, income, earnings per share and total assets.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Total revenues	$37,121	$35,622	$26,820	$23,252	$22,430
Operating income	$13,706	$12,033	$9,062	$8,321	$7,844
Net income	$9,981	$8,547	$6,135	$5,593	$5,521
Earnings per share—basic	$1.99	$1.69	$1.22	$1.10	$1.08
Earnings per share—diluted	$1.96	$1.67	$1.21	$1.09	$1.06
Basic weighted average common shares outstanding	5,015	5,048	5,014	5,070	5,133
Diluted weighted average common shares outstanding	5,095	5,128	5,073	5,130	5,229
Cash dividends declared per common share	$0.24	$0.21	$0.20	$0.05	$—
Consolidated Balance Sheets Data:
Working capital(1)	$24,635	$24,982	$12,313	$9,432	$8,074
Total assets	$78,327	$73,535	$61,578	$47,416	$47,268
Notes payable and other borrowings(2)	$16,474	$15,922	$14,655	$10,238	$11,236

(1)

Total working capital sequentially increased in most periods primarily due to the favorable impact to our net current assets resulting from our net income generated during these periods and the issuances of $3.25 billion and $4.5 billion of long-term senior notes in fiscal 2011 and fiscal 2010, respectively. These increases were partially offset by cash used for acquisitions and repurchases of common stock in all periods presented and repayments of certain of our senior notes in fiscal 2011, 2010 and 2009 and dividend payments made in fiscal 2012, 2011, 2010 and 2009.

(2)

Our notes payable and other borrowings, which represented the summation of our notes payable, current and other current borrowings and notes payable and other non-current borrowings as reported per our consolidated balance sheets as of the dates listed in the table above, generally increased between fiscal 2008 and 2012 due to the issuances of $1.7 billion and $1.15 billion of short-term borrowings made pursuant to our revolving credit agreements in fiscal 2012 and 2011, respectively, $3.25 billion of long-term senior notes in fiscal 2011 and $4.5 billion of long-term senior notes in fiscal 2010. See Note 8 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, for additional information regarding our notes payable and other borrowings.

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

Business Overview

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services. Our software, hardware systems, and services businesses develop, manufacture, market, host and support database and middleware software, applications software, and hardware systems, with the latter consisting primarily of computer server and storage products. Our businesses provide products and services that are built upon industry standards, are engineered to work together or independently within existing customer information technology (IT) environments and run securely on a wide range of customer IT environments, including cloud computing environments.

Cloud computing environments provide on demand access to a shared pool of computing resources in a scalable, self-service manner, delivering advantages in speed, agility and efficiency. Cloud computing has evolved from technologies and services that Oracle has provided for many years, including clustering, server virtualization, Service-Oriented Architecture (SOA), shared services, large-scale management automation, and more recently, engineered systems. Our secure, reliable and scalable product offerings are designed to improve business efficiencies at a low total cost of ownership. We seek to be an industry leader in each of the product offering categories in which we compete and to expand into new and emerging markets.

We believe our ability to offer our customers choice and flexibility in the manner in which they deploy our products and services—while maintaining enterprise-grade reliability, security and interoperability based upon industry-standards—is important to our corporate strategy. Oracle Fusion Applications, for example, offer customers a choice of deployment models to run our standards-based software applications in on-premise or cloud computing IT environments. Oracle Cloud, a family of our cloud-based software subscription offerings, provides access to select Oracle software applications and software platforms on a subscription basis in a secure, standards-based cloud computing environment. Oracle Cloud includes software applications as a service, such as Oracle Fusion Human Capital Management Cloud Service and Oracle Fusion Customer Relationship Management Cloud Service, and software platform services such as Oracle Database Cloud Service and Oracle Java Cloud Service, among others.

We believe our internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. In each of fiscal 2012 and 2011, we invested $4.5 billion and in fiscal 2010 we invested $3.3 billion in research and development to enhance our existing portfolio of products and services and to develop new products and services. We continue to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability, and security to our customers. For example, Oracle Engineered Systems, which include our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, and SPARC SuperCluster products, amongst others, combine certain of our hardware and software offerings to provide engineered systems that increase computing performance and reduce storage requirements relative to our competitors’ products, creating time savings, efficiencies, and operational cost advantages for our customers.

We also believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We are organized into three businesses—software, hardware systems and services—which are further divided into certain operating segments. Prior to our acquisition of Sun Microsystems, Inc. (Sun) in January 2010, we did not have a hardware systems business or related operating segments. Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations. An overview of our three businesses and related operating segments follows.

Software Business

Our software business, which represented 70%, 68% and 77% of our total revenues in fiscal 2012, 2011 and 2010, respectively, is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses:    We license our database and middleware as well as our applications software and provide subscription-based access to select Oracle software applications and software platforms through a cloud-based IT environment to businesses of many sizes, government agencies, educational institutions and resellers. The growth in new software license revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software products, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license business is also characterized by long sales cycles. The timing of a few large software license transactions can substantially affect our quarterly new software license revenues. Since our new software license revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software license revenues on a trailing 4-quarter period (as provided in our Quarterly Reports on Form 10-Q) provides additional visibility into the underlying performance of our new software license business. New software license revenues represented 27%, 26% and 28% of our total revenues in fiscal 2012, 2011 and 2010, respectively. The proportion of our new software license revenues relative to our total revenues was affected by our entry into the hardware systems business as a result of our acquisition of Sun in the third quarter of fiscal 2010. Our new software license segment’s margins have historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software license revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software license segment’s margins have been and will continue to be affected by fair value adjustments relating to the cloud software subscription obligations that we assumed in business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

We recorded adjustments to reduce obligations under our assumed cloud software subscription offerings in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud software subscription revenues as a part of our new software licenses revenues that would have been otherwise recorded as revenues by the acquired businesses as independent entities in the amount of $22 million in fiscal 2012. To the extent underlying cloud software subscription contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the cloud software subscription contracts over the contract periods.

Software License Updates and Product Support:    Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. Substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our support contract customer base that renews its support contracts, (2) the amount of new support contracts sold in connection with the sale of new software licenses and (3) the amount of support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented 43%, 42% and 49% of our total revenues in fiscal 2012, 2011 and 2010, respectively, is our highest margin business unit. The proportion of our software license updates and product support revenues relative to our total revenues was affected by our entry into the hardware systems business as a result of our acquisition of Sun in the third quarter of fiscal 2010. Margins during fiscal 2012 were 87% and accounted for 72% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $48 million, $80 million and $86 million in fiscal 2012, 2011 and 2010, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 17%, 19% and 9% of our total revenues in fiscal 2012, 2011 and 2010, respectively. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Systems Products:    We provide a complete selection of hardware systems and related services including servers, storage, networking, virtualization software, operating systems, and management software to support diverse IT environments, including public and private cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud infrastructures. Our hardware systems products consist primarily of computer server, storage and hardware-related software, including our Oracle Solaris operating system. Our hardware systems component products are designed to be “open,” or to work in customer environments that may include other Oracle or non-Oracle hardware or software components. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems.

Our Oracle Engineered Systems include Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, SPARC SuperCluster, Oracle Database Appliance and the Oracle Big Data Appliance. By combining our server and storage hardware with our software, our open, integrated products better address customer on-premise and cloud computing requirements for performance, scalability, reliability, security, ease of management and lower total cost of ownership.

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

We also offer enterprise x86 servers. These x86 servers are primarily based on microprocessor platforms from Intel Corporation and are also compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems.

Our Netra line of servers are aimed at the unique needs of original equipment manufacturers (OEMs) and network equipment providers. Rack-optimized systems and our blade product offerings combine high-density hardware architecture and system management software that OEMs find particularly useful in building their own solution architectures.

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, hardware-related software including file systems software, back-up and archive software and storage management software and networking for mainframe and open systems environments.

The majority of our hardware systems products are sold through indirect channels, including independent distributors and value added resellers.

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of final assembly, test and quality control of enterprise and data center servers and storage systems. For all other manufacturing, we rely on third party manufacturing partners. We distribute most of our hardware products either from our facilities or partner facilities. We strive to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types and a “build-to-order” manufacturing process in which products generally are built only after customers have placed firm orders. In addition, we seek to enhance hardware systems support processes that are designed to proactively identify and solve quality issues and to increase the amount of new hardware systems support contracts sold in connection with the sales of new hardware products.

Our hardware systems products revenues, cost of hardware systems products and operating margins that we report are affected by the strength of general economic and business conditions, governmental budgetary constraints, our strategy for and the competitive position of our hardware systems products, our acquisitions and foreign currency rate fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets.

We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris, and can include product repairs, maintenance services and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $30 million, $148 million and $128 million for fiscal 2012, 2011 and 2010, respectively.

To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services and education services. Our services business, which represented 13% of our total revenues in each of fiscal 2012 and 2011 and 14% of our total revenues in fiscal 2010, has lower margins than our software and hardware businesses. The proportion of our services revenues relative to our total revenues was affected by our entry into the hardware systems business as a result of our acquisition of Sun in the third quarter of fiscal 2010. Our services revenues are impacted by certain of our acquisitions, general economic conditions, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues.

Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products with which they relate and are performed after the customer’s purchase of the products. Our services revenues as they relate to consulting services are dependent upon general economic conditions and the level of our product revenues, in particular the new software license sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

Oracle managed cloud services provide comprehensive software and hardware management and maintenance services—including deployment, management, monitoring, patching, security and upgrade services—for customers hosted at our Oracle data center facilities, select partner data centers, or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. We believe that our managed cloud services offerings provide our customers with greater value and choice through increased business performance, reduced risk, a predictable cost and more flexibility in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

Education services provide training to customers, partners and employees as a part of our mission to further the adoption and usage of our software and hardware products by our customers and create opportunities to grow our products revenues.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Taleo Corporation (Taleo) and RightNow Technologies, Inc (RightNow) in fiscal 2012, and Art Technology Group, Inc. (ATG) and Phase Forward Incorporated (Phase Forward) in fiscal 2011, among others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report provides additional information related to our recent acquisitions.

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

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software license revenues earned from granting licenses to use our software products and fees from cloud software subscription offerings, and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers and storage products, and hardware systems support revenues; and (3) services, which includes software and hardware related services including consulting, managed cloud services and education revenues. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software license revenues primarily represent fees earned from granting customers licenses to use our database, middleware and applications software and exclude revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Hardware Systems Products, Hardware Systems Related Services and Cloud Software Subscription Offerings (Nonsoftware Elements)

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers and storage products. Our revenue recognition policy for these nonsoftware deliverables and other nonsoftware deliverables including hardware systems related services and cloud software subscription offerings is based upon the accounting guidance contained in ASC 605, Revenue Recognition, and we exercise judgment and use estimates in connection with the determination of the amount of hardware systems products, hardware systems related services revenues and cloud software subscription revenues to be recognized in each accounting period.

Revenues from the sales of our nonsoftware elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our server and storage products and can also include product repairs, maintenance services and technical support services. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements, which are typically one year.

Our cloud software subscription offerings generally provide customers access to certain of our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis. Revenues for our cloud software subscription offerings are recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenue Recognition for Multiple-Element Arrangements—Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

When possible, we establish VSOE of selling price for deliverables in nonsoftware multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems support, new software licenses, software license updates and product support, cloud software subscription, consulting, managed cloud services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

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

Our managed cloud services are offered as standalone arrangements or as a part of arrangements to customers buying new software licenses or hardware systems products and services. Oracle managed cloud services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from managed cloud services are recognized as services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software license revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of the relative selling price of such elements.

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

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all the other revenue recognition criteria have been met.

Our customers include several of our suppliers and occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize new software license revenues or hardware systems product revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•	future expected cash flows from software license sales, hardware systems product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

We estimate the fair values of cloud software subscription, software license updates and product support and hardware systems support obligations assumed. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. As a result, we did not recognize new software licenses revenues related to cloud software subscription contracts in the amount of $22 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2012. We did not recognize software license updates and product support revenues related to support contracts in the amounts of $48 million, $80 million and $86 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2012, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $30 million, $148 million and $128 million for fiscal 2012, 2011 and 2010, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud software subscription and hardware systems support contracts. To the extent cloud software subscription, software support or hardware systems support contracts are renewed, we will recognize the revenues for the full values of the contracts over the contracts’ periods, which are generally one year in duration.

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

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. Effective fiscal 2012, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Our reporting units are consistent with our operating segments identified in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2012, did not result in a goodwill impairment charge, nor did we record any goodwill impairment in fiscal 2011 or 2010.

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

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2012, 2011 or 2010.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenues and expenses that qualify for preferential tax treatment and segregation of foreign and domestic earnings and expenses to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the United States are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S. federal taxes on these amounts. Material changes in our estimates as to how much of our foreign earnings will be distributed to the United States or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the United States could materially impact our income tax provision and effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance as an adjustment to earnings at such time.

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

In addition, as a part of our accounting for business combinations, intangible assets are recognized at fair values and goodwill is measured as the excess of consideration transferred over the net estimated fair values of assets acquired. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the period that any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the accounting for business combinations. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities.

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

Stock-Based Compensation

We account for share-based payments to employees, including grants of employee stock options, restricted stock-based awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures based upon historical experience, actual forfeitures in the future may differ. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest and such true-ups could materially affect our operating results. Additionally, we also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

We estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of our publicly traded options in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee groups by seniority of job classification. Our expected dividend rate is based upon an annualized dividend yield based on the per share dividend declared by our Board of Directors. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair values of our stock awards and related stock-based compensation expense that we record to vary.

We record deferred tax assets for stock-based compensation awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination, at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair values of our stock awards may also indirectly affect our income tax expense. In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.

To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation of our publicly traded options, refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, or assume stock awards from acquired companies that are different in nature than our stock award arrangements, among other potential impacts, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the geographic region that the receivable was recorded and current economic trends. If the historical data that we use to calculate the allowances for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2012 compared to fiscal 2011 is impacted by our acquisitions, primarily the acquisition of Taleo in the fourth quarter of fiscal 2012, RightNow in the third quarter of fiscal 2012, ATG in the third quarter of fiscal 2011 and Phase Forward during the first quarter of fiscal 2011.

The comparability of our operating results in fiscal 2011 compared to fiscal 2010 is impacted by our acquisitions, primarily the acquisition of Sun in the third quarter of fiscal 2010 and, to a lesser extent, our acquisitions of ATG in the third quarter of fiscal 2011 and Phase Forward during the first quarter of fiscal 2011.

In our discussion of changes in our results of operations from fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010, we quantify the contributions of our acquired products to the growth in new software license revenues, software license updates and product support revenues, hardware systems products revenues (as applicable) and hardware systems support revenues (as applicable) for the one year period subsequent to the acquisition date. We also are able to quantify the total incremental expenses associated with our hardware systems products and hardware systems support operating segments for fiscal 2011 in comparison to fiscal 2010. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

•

the quantifications cannot address the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud software subscription contracts and hardware systems support contracts, the amounts shown as software license updates and product support deferred revenues, new software licenses deferred revenues and hardware systems support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2011, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2012 and May 31, 2011, our financial statements would reflect reported revenues of $1.25 million in fiscal 2012 (using 1.25 as the month-end average exchange rate for the period) and $1.41 million in fiscal 2011 (using 1.41 as the month-end average exchange rate for the period). The constant currency presentation would translate the fiscal 2012 results using the fiscal 2011 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
	2012	Percent Change		2011	Percent Change		2010
(Dollars in millions)		Actual	Constant		Actual	Constant
Total Revenues by Geography:
Americas	$19,236	5%	5%	$18,352	33%	32%	$13,819
EMEA(1)	11,561	1%	1%	11,497	29%	28%	8,938
Asia Pacific(2)	6,324	10%	7%	5,773	42%	32%	4,063

Total revenues	37,121	4%	4%	35,622	33%	30%	26,820
Total Operating Expenses	23,415	-1%	-1%	23,589	33%	31%	17,758

Total Operating Margin	$13,706	14%	14%	$12,033	33%	29%	$9,062

Total Operating Margin %	37%			34%			34%
% Revenues by Geography:
Americas	52%			52%			52%
EMEA	31%			32%			33%
Asia Pacific	17%			16%			15%
Total Revenues by Business:
Software	$26,116	9%	9%	$24,031	17%	15%	$20,625
Hardware Systems	6,302	-9%	-10%	6,944	203%	195%	2,290
Services	4,703	1%	1%	4,647	19%	17%	3,905

Total revenues	$37,121	4%	4%	$35,622	33%	30%	$26,820

% Revenues by Business:
Software	70%			68%			77%
Hardware Systems	17%			19%			9%
Services	13%			13%			14%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of foreign currency rate fluctuations, the increase in our total revenues in fiscal 2012 was primarily attributable to growth in our software business’ revenues, partially offset by a reduction in our hardware systems business’ revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 65%, EMEA contributed 8% and Asia Pacific contributed 27% to our total revenues growth.

Excluding the effect of foreign currency rate fluctuations, total operating expenses decreased slightly in fiscal 2012 primarily due to a reduction in our hardware systems business’ expenses due to efficiencies gained through our hardware systems support integration efforts and lower hardware systems products costs associated with lower hardware systems products revenues; due to decreases in certain variable compensation expenses; and due to a reduction in restructuring costs and acquisition related costs primarily associated with expenses incurred in fiscal 2011 related to our acquisition of Sun. These fiscal 2012 expense decreases were partially offset by fiscal 2012 expense increases in salaries and benefits primarily related to additional sales and marketing headcount and an increase in general and administrative expenses that was due to a $120 million legal expense recovery in fiscal 2011.

Excluding the effects of foreign currency rate fluctuations, the increase in total operating margin and operating margin as a percentage of revenues in fiscal 2012 was due to our increase in revenues while our expenses decreased.

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

Excluding the effect of foreign currency rate fluctuations, the increase in total operating expenses in fiscal 2011 was due to a full year of expense contributions from Sun to our fiscal 2011 operating results, including increased expenses pertaining to hardware systems products sold and related hardware systems support offerings, additional employee related expenses and an increase in intangible asset amortization. These increases were partially offset by a reduction in restructuring expenses relating to our Sun Restructuring Plan and certain other Oracle-based restructuring plans and were also favorably affected by the recovery of certain legal costs in fiscal 2011 as noted above.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense items:

	Year Ended May 31,
(in millions)	2012	2011	2010
New software licenses deferred revenues(1)	$22	$—	$—
Software license updates and product support deferred revenues(1)	48	80	86
Hardware systems support deferred revenues(1)	30	148	128
Hardware systems products expenses(2)	—	—	29
Amortization of intangible assets(3)	2,430	2,428	1,973
Acquisition related and other(4)(6)	56	208	154
Restructuring(5)	295	487	622
Stock-based compensation(6)	626	500	421
Income tax effects(7)	(967)	(1,003)	(1,054)

	$2,540	$2,848	$2,359

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscription, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize new software licenses revenues related to cloud software subscription contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amount of $22 million in fiscal 2012. We also did not recognize software license updates and product support revenues related to support contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amounts of $48 million, $80 million and $86 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $30 million, $148 million and $128 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Approximately $34 million of estimated cloud software subscription contract revenues assumed will not be recognized during fiscal 2013 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $13 million and $2 million of estimated software license updates and product support revenues related to software support contracts assumed will not be recognized during fiscal 2013 and 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $11 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during fiscal 2013 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the contract renewal periods.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in fiscal 2010. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The $29 million included in the hardware systems products expenses line in the table above for fiscal 2010, is intended to adjust these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as an independent entity upon the sale of these inventories. If we acquire inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

(3)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of May 31, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2013	$2,313
Fiscal 2014	1,938
Fiscal 2015	1,488
Fiscal 2016	941
Fiscal 2017	384
Thereafter	824

Total intangible assets subject to amortization	7,888
In-process research and development	11

Total intangible assets, net	$7,899

(4)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report) and certain other operating expenses, net.

(5)

The significant majority of restructuring expenses during fiscal 2012 and fiscal 2011 relate to employee severance, facility exit costs and contract termination costs in connection with our Sun Restructuring Plan. Restructuring expenses during fiscal 2010 primarily relate to costs incurred pursuant to our Sun Restructuring Plan and our Fiscal 2009 Oracle Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2012	2011	2010
Sales and marketing	$122	$87	$81
Software license updates and product support	18	14	17
Hardware systems products	1	2	3
Hardware systems support	5	5	2
Services	23	16	14
Research and development	295	231	172
General and administrative	162	145	132

Subtotal	626	500	421
Acquisition related and other	33	10	15

Total stock-based compensation	$659	$510	$436

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 24.0% for fiscal 2012 instead of 23.0%, which represented our effective tax rate as derived per our consolidated statement of operations, due to the disproportionate rate impact of discrete items, income tax effects related to acquired tax exposures, and differences in jurisdictional tax rates and related tax benefits attributable to our restructuring expenses in the period. Income tax effects were calculated reflecting an effective tax rate of 25.3% for fiscal 2011 instead of 25.1%, which represented our effective tax rate as derived per our consolidated statement of operations, primarily due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses in the period and the income tax effects related to our acquired tax exposures. Income tax effects were calculated reflecting an effective tax rate of 27.1% for fiscal 2010 instead of 25.6%, which represented our effective tax rate as derived per our consolidated statement of operations, due to similar reasons as those noted for the fiscal 2011 differences.

Software Business

Our software business consists of our new software licenses segment and software license updates and product support segment.

New Software Licenses:    New software license revenues substantially represent fees earned from granting customers licenses to use our database and middleware and our application software, and also include fees earned from cloud software subscription contracts. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Expenses associated with our new software license revenues are sales and marketing expenses, which are largely personnel related and include commissions earned by our sales force for the sale of our software products, marketing program costs, and amortization of intangible assets.

	Year Ended May 31,
	2012	Percent Change		2011	Percent Change		2010
(Dollars in millions)		Actual	Constant		Actual	Constant
New Software License Revenues:
Americas	$5,107	10%	11%	$4,662	26%	24%	$3,704
EMEA	2,884	1%	4%	2,861	16%	13%	2,463
Asia Pacific	1,915	12%	11%	1,712	25%	16%	1,366

Total revenues	9,906	7%	8%	9,235	23%	19%	7,533
Expenses:
Sales and marketing(1)	5,899	8%	8%	5,455	17%	16%	4,654
Stock-based compensation	120	43%	43%	84	5%	5%	79
Amortization of intangible assets(2)	822	1%	1%	811	0%	0%	816

Total expenses	6,841	8%	8%	6,350	14%	13%	5,549

Total Margin	$3,065	6%	10%	$2,885	45%	37%	$1,984

Total Margin %	31%			31%			26%
% Revenues by Geography:
Americas	52%			50%			49%
EMEA	29%			31%			33%
Asia Pacific	19%			19%			18%
Revenues by Product:
Database and middleware	$6,971	5%	6%	$6,626	23%	19%	$5,406
Applications	2,935	13%	14%	2,609	23%	20%	2,127

Total new software license revenues	$9,906	7%	8%	$9,235	23%	19%	$7,533

% Revenues by Product:
Database and middleware	70%			72%			72%
Applications	30%			28%			28%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of foreign currency rate fluctuations, total new software license revenues increased by 8% in fiscal 2012 due to growth across all major regions and product types and due to incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 63%, EMEA contributed 13% and Asia Pacific contributed 24% to our new software license revenues growth during fiscal 2012.

In constant currency, database and middleware revenues and applications revenues increased by 6% and 14%, respectively, in fiscal 2012 primarily due to growth resulting from improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions. The growth rates of our new software license revenues for fiscal 2012 were affected by the high growth rates that we experienced in fiscal 2011 against which our fiscal 2012 revenues were compared. In reported currency, products from our recent acquisitions contributed $63 million to the growth in our database and middleware revenues and $254 million to the growth in our applications revenues during fiscal 2012.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscription obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscription revenues in the amount of $22 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2012. To the extent underlying cloud software subscription contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the cloud software subscription contracts over the contract periods.

In reported currency, new software license revenues earned from transactions of $3 million or greater increased by 4% in fiscal 2012 and represented 27% of our new software license revenues in fiscal 2012 in comparison to 28% in fiscal 2011.

Excluding the effect of currency rate fluctuations, our total new software license expenses increased in fiscal 2012 primarily due to higher employee related expenses from increased headcount.

Excluding the effect of unfavorable foreign currency rate fluctuations, new software license margin increased due to the increase in revenues, and new software license margin as a percentage of revenues was flat as our revenues increased at the same rate as our operating expenses.

Fiscal 2011 Compared to Fiscal 2010:    Excluding the effect of favorable foreign currency rate fluctuations, total new software license revenues increased by 19% in fiscal 2011 due to growth across all major regions and product types and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 63%, EMEA contributed 21% and Asia Pacific contributed 16% to our new software license revenues growth during fiscal 2011.

In constant currency, database and middleware revenues and applications revenues increased by 19% and 20%, respectively, in fiscal 2011 primarily due to similar reasons as those noted above. In reported currency, Sun contributed $398 million in growth to our database and middleware revenues through the third quarter of fiscal 2011 (the one year anniversary of our acquisition of Sun) and our other recent acquisitions contributed $40 million during fiscal 2011. In reported currency, our recent acquisitions contributed $191 million to the growth in our applications revenues during fiscal 2011.

In reported currency, new software license revenues earned from transactions of $3 million or greater increased by 47% in fiscal 2011 and represented 28% of our new software license revenues in fiscal 2011 in comparison to 23% in fiscal 2010.

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

	Year Ended May 31,
	2012	Percent Change		2011	Percent Change		2010
(Dollars in millions)		Actual	Constant		Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$8,672	9%	9%	$7,963	12%	11%	$7,100
EMEA	5,194	8%	8%	4,802	12%	13%	4,304
Asia Pacific	2,344	15%	12%	2,031	20%	12%	1,688

Total revenues	16,210	10%	9%	14,796	13%	12%	13,092
Expenses:
Software license updates and product support(1)	1,208	-3%	-3%	1,250	20%	18%	1,046
Stock-based compensation	18	27%	27%	14	-20%	-20%	17
Amortization of intangible assets(2)	863	4%	4%	827	-1%	-1%	839

Total expenses	2,089	0%	0%	2,091	10%	9%	1,902

Total Margin	$14,121	11%	11%	$12,705	14%	12%	$11,190

Total Margin %	87%			86%			85%
% Revenues by Geography:
Americas	54%			54%			54%
EMEA	32%			32%			33%
Asia Pacific	14%			14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2012 as a result of new software licenses sold with substantially all customers electing to purchase support contracts during the trailing 4-quarter period, the renewal of substantially all of the customer base eligible for renewal in the current fiscal year and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 29% and Asia Pacific contributed 18% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in fiscal 2012 included incremental revenues of $83 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to support contracts in the amounts of $48 million, $80 million and $86 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2012, 2011 and 2010, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full value of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses were flat in fiscal 2012 as an increase in intangible asset amortization and salaries expenses from increased headcount were offset by reductions in variable compensation expenses, bad debt expenses and certain other operating expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased as our total revenues increased while our total expenses remained flat.

Fiscal 2011 Compared to Fiscal 2010:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2011 for similar reasons as those noted above.

In reported currency, software license updates and product support revenues in fiscal 2011 included incremental revenues of $240 million from Sun through the third quarter of fiscal 2011 (the one year anniversary of our acquisition) and $80 million from our other recently acquired companies. As described above, the amounts of software license updates and product support revenues that we recognized in fiscal 2011 and fiscal 2010 were affected by business combination accounting rules.

On a constant currency basis, total software license updates and product support expenses increased due to an increase in salaries, variable compensation and benefits expenses that were primarily related to a full year’s contribution from Sun and certain other headcount increases.

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

	Year Ended May 31,
	2012	Percent Change		2011	Percent Change		2010
(Dollars in millions)		Actual	Constant		Actual	Constant
Hardware Systems Products Revenues:
Americas	$1,880	-16%	-16%	$2,248	201%	199%	$747
EMEA	1,140	-15%	-16%	1,337	176%	165%	485
Asia Pacific	807	1%	-3%	797	191%	173%	274

Total revenues	3,827	-13%	-14%	4,382	191%	184%	1,506
Expenses:
Hardware systems products(1)	1,842	-10%	-10%	2,055	134%	126%	877
Sales and marketing(1)	1,106	7%	6%	1,037	203%	194%	342
Stock-based compensation	3	-57%	-57%	5	4%	4%	5
Amortization of intangible assets(2)	393	-8%	-8%	426	164%	164%	162

Total expenses	3,344	-5%	-5%	3,523	154%	146%	1,386

Total Margin	$483	-44%	-46%	$859	634%	732%	$120

Total Margin %	13%			20%			8%
% Revenues by Geography:
Americas	49%			51%			50%
EMEA	30%			31%			32%
Asia Pacific	21%			18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effects of currency rate fluctuations, hardware systems products revenues decreased in fiscal 2012 due to reductions in sales volumes of certain of our legacy product lines, including lower margin products, and due to the recent introduction of new SPARC processor-based servers that we believe slowed purchases of predecessor server products. These hardware revenue decreases were partially offset by increases in hardware revenues attributable to our Oracle Engineered Systems during fiscal 2012.

Excluding the effects of currency rate fluctuations, total hardware systems products operating expenses declined in fiscal 2012 primarily due to reductions in hardware systems products costs associated with lower revenues, lower intangible asset amortization, and decreases in bad debt expenses, which were partially offset by increased employee related expenses due to additional sales headcount.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and total margin as a percentage of revenues decreased in fiscal 2012 primarily due to decreases in hardware systems products revenues and increases in hardware sales and marketing expenses.

Fiscal 2011 Compared to Fiscal 2010:    The increases in hardware systems products revenues, expenses and total margin for fiscal 2011 were primarily attributable to the impact of Sun’s contributions to our operating results for the full fiscal 2011 year as compared to fiscal 2010, which included Sun’s contribution to our operating results for only a portion of the fiscal year. In fiscal 2010, our hardware systems products expenses and total margin were unfavorably impacted by $29 million of fair value adjustments made pursuant to business combination accounting rules for inventories we assumed from Sun and sold to customers in the post-combination periods. Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our hardware systems and can include product repairs, maintenance services and technical support services. Expenses associated with our hardware systems support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets associated with hardware systems support contracts and customer relationships obtained from our acquisitions.

	Year Ended May 31,
	2012	Percent Change		2011	Percent Change		2010
(Dollars in millions)		Actual	Constant		Actual	Constant
Hardware Systems Support Revenues:
Americas	$1,157	5%	5%	$1,103	267%	263%	$301
EMEA	870	-13%	-14%	1,004	195%	186%	340
Asia Pacific	448	-2%	-5%	455	217%	196%	143

Total revenues	2,475	-3%	-4%	2,562	227%	218%	784
Expenses:
Hardware systems support(1)	1,041	-17%	-18%	1,254	198%	189%	421
Stock-based compensation	5	1%	1%	5	124%	124%	2
Amortization of intangible assets(2)	305	2%	2%	298	202%	202%	98

Total expenses	1,351	-13%	-14%	1,557	199%	191%	521

Total Margin	$1,124	12%	10%	$1,005	283%	274%	$263

Total Margin %	45%			39%			34%
% Revenues by Geography:
Americas	47%			43%			38%
EMEA	35%			39%			43%
Asia Pacific	18%			18%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of currency rate fluctuations, hardware systems support revenues decreased in fiscal 2012 due to revenue decreases in the EMEA and Asia Pacific regions, partially offset by higher revenues in the Americas.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $30 million, $148 million and $128 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in fiscal 2012, 2011 and 2010, respectively. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effect of currency rate fluctuations, total hardware systems support expenses decreased in fiscal 2012 primarily due to the reduction of service delivery costs during fiscal 2012 resulting from our integration initiatives associated with our acquisition of Sun.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased as a result of our expense reductions.

Fiscal 2011 Compared to Fiscal 2010:    The increases in hardware systems support revenues and expenses in fiscal 2011 were primarily attributable to the impact of Sun’s contributions to our operating results for the full fiscal 2011 period as compared to fiscal 2010. As a result of our acquisition of Sun, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition date as prescribed by business combination accounting rules that, as described above, affected the amounts of hardware systems support revenues that we recognized in fiscal 2011 and fiscal 2010.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased as our total revenues increased at a faster rate than our total expenses.

Services Business

Our services business consists of consulting, managed cloud services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Managed cloud services revenues are earned by providing services for comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to customers to enable increased performance and higher availability of their products and services. Education revenues are earned by providing instructor-led, media-based and internet-based training in the use of our software and hardware products. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Services Revenues:
Americas	$2,420	2%	2%	$2,376	21%	20%	$1,967
EMEA	1,473	-1%	-1%	1,493	11%	10%	1,346
Asia Pacific	810	4%	3%	778	32%	23%	592

Total revenues	4,703	1%	1%	4,647	19%	17%	3,905
Expenses:
Services(1)	3,720	-2%	-2%	3,802	12%	11%	3,384
Stock-based compensation	23	39%	39%	16	17%	17%	14
Amortization of intangible assets(2)	47	-27%	-27%	66	12%	12%	58

Total expenses	3,790	-2%	-2%	3,884	12%	11%	3,456

Total Margin	$913	20%	19%	$763	70%	63%	$449

Total Margin %	19%			16%			11%
% Revenues by Geography:
Americas	52%			51%			50%
EMEA	31%			32%			35%
Asia Pacific	17%			17%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of currency rate fluctuations, our services revenues increased modestly in fiscal 2012 due to increased consulting and managed cloud services revenues including incremental contributions from our recently acquired companies, which were partially offset by decreases in our education revenues.

On a constant currency basis, our services expenses decreased during fiscal 2012 due to lower third-party contractor expenses associated with our managed cloud services offerings, lower intangible asset amortization and certain other net expense reductions.

Excluding the effect of currency rate fluctuations, total services margin and total margin as a percentage of revenues increased during fiscal 2012 as our total services revenues increased while our total services expenses decreased.

Fiscal 2011 Compared to Fiscal 2010:    Excluding the effect of currency rate fluctuations, the increase in our services revenues in fiscal 2011 was due to increases in our managed cloud services revenues resulting from the full fiscal year impact of revenue contributions from our acquisition of Sun.

On a constant currency basis, our services expenses increased during fiscal 2011 primarily due to additional employee related expenses associated with a full fiscal year of expense contributions from Sun and higher third-party contractor expenses that supported our increase in revenues.

Excluding the effect of currency rate fluctuations, total services margin and total margin as a percentage of revenues increased during fiscal 2011 as our total services revenues increased at a faster rate than our total services expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Research and development(1)	$4,228	-1%	-1%	$4,288	39%	38%	$3,082
Stock-based compensation	295	28%	28%	231	35%	35%	172

Total expenses	$4,523	0%	1%	$4,519	39%	38%	$3,254

% of Total Revenues	12%			13%			12%

(1)	Excluding stock-based compensation

Fiscal 2012 Compared to Fiscal 2011:    On a constant currency basis, total research and development expenses increased slightly during fiscal 2012 primarily as a result of an increase in employee related expenses such as salaries, benefits and stock-based compensation from increased headcount, which was partially offset by a decrease in variable compensation expenses and a decrease in certain legal costs.

Fiscal 2011 Compared to Fiscal 2010:    On a constant currency basis, total research and development expenses increased during fiscal 2011 primarily due to the impact of Sun’s contributions to our expenses for the full fiscal year, including additional employee related expenses such as salaries, variable compensation, benefits and stock-based compensation from increased headcount.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
General and administrative(1)	$964	17%	17%	$825	6%	4%	$779
Stock-based compensation	162	12%	12%	145	10%	10%	132

Total expenses	$1,126	16%	16%	$970	6%	5%	$911

% of Total Revenues	3%			3%			3%

(1)	Excluding stock-based compensation

Fiscal 2012 Compared to Fiscal 2011:    On a constant currency basis, total general and administrative expenses increased in fiscal 2012 primarily as a result of a fiscal 2011 $120 million benefit from the recovery of certain legal costs, which reduced our expenses in fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010:    On a constant currency basis, total general and administrative expenses increased during fiscal 2011 due to the impact of Sun’s contributions to our expenses for the full fiscal year, primarily additional employee related expenses, which were partially offset by the recovery of legal costs noted above.

Amortization of Intangible Assets:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Software support agreements and related relationships	$585	3%	3%	$570	-1%	-1%	$574
Hardware systems support agreements and related relationships	119	1%	1%	118	300%	300%	29
Developed technology	923	-7%	-7%	992	22%	22%	811
Core technology	337	9%	9%	308	11%	11%	277
Customer relationships and contract backlog	370	2%	2%	363	55%	55%	234
Cloud software subscriptions and related relationships	33	267%	267%	9	*	*	—
Trademarks	63	-7%	-7%	68	41%	41%	48

Total amortization of intangible assets	$2,430	0%	0%	$2,428	23%	23%	$1,973

*	Not meaningful

Fiscal 2012 Compared to Fiscal 2011:    Amortization of intangible assets in fiscal 2012 in comparison to fiscal 2011 was flat as additional amortization from intangible assets that we acquired from our acquisitions of RightNow and Taleo in fiscal 2012 and from our acquisitions of ATG and Phase Forward in fiscal 2011, amongst others, were offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized. Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report has additional information regarding our intangible assets and related amortization.

Fiscal 2011 Compared to Fiscal 2010:    Amortization of intangible assets increased in fiscal 2011 in comparison to fiscal 2010 due to additional amortization from intangible assets that we acquired including our acquisitions of ATG and Phase Forward in fiscal 2011 and our acquisition of Sun in fiscal 2010. These increases were partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report) and certain other operating expenses, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Transitional and other employee related costs	$25	-81%	-81%	$129	94%	86%	$66
Stock-based compensation	33	254%	254%	10	-37%	-37%	15
Professional fees and other, net	13	-81%	-83%	66	-2%	-4%	68
Business combination adjustments, net	(15)	-499%	-515%	3	-28%	-78%	5

Total acquisition related and other expenses	$56	-73%	-74%	$208	35%	27%	$154

Fiscal 2012 Compared to Fiscal 2011:    On a constant currency basis, the decrease in acquisition related and other expenses during fiscal 2012 was primarily due to lower transitional employee related costs and professional services expenses in comparison to those that were incurred in fiscal 2011 (primarily related to our acquisition of Sun), and was also due to a benefit from a business combination related legal settlement, which reduced our fiscal 2012 expenses. These expense reductions were partially offset by an increase in stock-based compensation expenses associated with our recent acquisitions and expenses associated with the change in fair value of contingent consideration payable (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report).

Fiscal 2011 Compared to Fiscal 2010:    On a constant currency basis, acquisition related and other expenses increased primarily due to the full fiscal year impact of Sun’s expense contributions, including higher transitional employee related expenses.

Restructuring expenses:    Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Restructuring expenses	$295	-40%	-40%	$487	-22%	-23%	$622

Fiscal 2012 Compared to Fiscal 2011:    Restructuring expenses in fiscal 2012 primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun. To a lesser extent, we also incurred expenses associated with other Oracle-based plans, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. The decrease in restructuring expenses in fiscal 2012 in comparison to those that were incurred in fiscal 2011 primarily related to the decrease in expenses incurred in connection with our Sun Restructuring Plan.

Fiscal 2011 Compared to Fiscal 2010:    During fiscal 2011, we incurred restructuring expenses primarily in connection with our Sun Restructuring Plan and to a lesser extent, we also incurred expenses associated with other Oracle-based plans. During fiscal 2010, we recorded restructuring expenses primarily in connection with our Sun Restructuring Plan and our Fiscal 2009 Oracle Restructuring Plan.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Interest expense	$766	-5%	-5%	$808	7%	7%	$754

Fiscal 2012 Compared to Fiscal 2011:    Interest expense decreased in fiscal 2012 due to lower average borrowings as compared to fiscal 2011 primarily due to the maturity and repayment of $2.25 billion of senior notes in January 2011.

Fiscal 2011 Compared to Fiscal 2010:    Interest expense increased in fiscal 2011 due to higher average borrowings resulting primarily from our issuance of $3.25 billion of senior notes in July 2010. This interest expense increase was partially offset by a reduction in interest expense associated with the maturities and repayments of $2.25 billion of senior notes, as noted above, and $1.0 billion of floating rate senior notes and related variable to fixed interest rate swap agreements in May 2010.

Non-Operating Income (Expense), net:    Non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses) including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Interest income	$231	42%	45%	$163	34%	32%	$122
Foreign currency gains (losses), net	(105)	-1,041%	-1,112%	11	108%	112%	(148)
Noncontrolling interests in income	(119)	23%	25%	(97)	-2%	-1%	(95)
Other income, net	15	-86%	-86%	109	92%	89%	56

Total non-operating income (expense), net	$22	-88%	-83%	$186	388%	372%	$(65)

Fiscal 2012 Compared to Fiscal 2011:    On a constant currency basis, our non-operating income, net decreased in fiscal 2012 primarily as a result of net foreign currency transaction losses incurred in fiscal 2012 in comparison to net foreign currency transaction gains incurred in fiscal 2011. In addition, we incurred a decrease in other income, net, which was attributable to net gains recorded in fiscal 2011 due to favorable changes in the values of our marketable securities that we classify as trading that are held to support our deferred compensation plan obligations. These unfavorable variations to non-operating income, net were partially offset by increases in interest income during fiscal 2012 due to larger average cash, cash equivalents and marketable securities balances in comparison to fiscal 2011.

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

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	Actual	Constant	2010
Provision for income taxes	$2,981	4%	4%	$2,864	36%	32%	$2,108
Effective tax rate	23.0%			25.1%			25.6%

Fiscal 2012 Compared to Fiscal 2011:    Provision for income taxes increased during fiscal 2012 due substantially to higher income before provision for income taxes, partially offset by the favorable effects of an increase in the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States. If these subsidiaries generate sufficient earnings in the future, our provision for income taxes may continue to be favorably affected to a meaningful extent, although any such favorable effects could be significantly reduced under a variety of circumstances.

Fiscal 2011 Compared to Fiscal 2010:    Provision for income taxes increased during fiscal 2011 due substantially to higher income before provision for income taxes and a reduction in the impact of favorable judicial decisions and settlements with worldwide taxing authorities.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Working capital	$24,635	-1%	$24,982	103%	$12,313
Cash, cash equivalents and marketable securities	$30,676	6%	$28,848	56%	$18,469

Working capital:    The decrease in working capital as of May 31, 2012 in comparison to May 31, 2011 was primarily due to an increase in our stock repurchases during fiscal 2012 in comparison to fiscal 2011 (we used $5.9 billion of cash for stock repurchases during fiscal 2012 in comparison to $1.2 billion used for stock repurchases during fiscal 2011), the reclassification of $1.25 billion of our senior notes due April 2013 as a current liability, cash used for acquisitions and cash used to pay dividends to our stockholders. These decreases to working capital were almost entirely offset by the favorable impact to our net current assets resulting from our net income during fiscal 2012. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

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

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2012 in comparison to May 31, 2011 was primarily due to an increase in cash generated from our operating activities and our short-term borrowing of $1.7 billion made pursuant to a revolving credit agreement. These increases in cash, cash equivalents and marketable securities were partially offset by our June 2011 repayment of $1.15 billion of short-term borrowings pursuant to our expired revolving credit facilities, $255 million of cash used to repay RightNow’s legacy convertible notes after the closing of the acquisition, the use of $4.7 billion of net cash for acquisitions, the repurchases of our common stock (see discussion above) and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $26.8 billion held by our foreign subsidiaries as of May 31, 2012, $20.9 billion of which we consider indefinitely reinvested earnings outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these undistributed earnings would be approximately $6.3 billion as of May 31, 2012. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheet). As the U.S. Dollar generally strengthened against major international currencies during fiscal 2012, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of May 31, 2012 relative to what we would have reported using constant currency rates as of May 31, 2011.

The increase in cash, cash equivalents and marketable securities at May 31, 2011 in comparison to May 31, 2010 was primarily due to cash generated from our operating activities, our issuance of $3.25 billion of senior notes in July 2010 and $1.15 billion of short-term borrowings made pursuant to certain of our revolving credit agreements. Additionally, cash, cash equivalents and marketable securities balances increased due to the weakening of the U.S. Dollar in comparison to certain major international currencies during fiscal 2011. These increases in our cash, cash equivalents and marketable securities balances were partially offset by the repayment of $2.25 billion of our senior notes which matured in January 2011, the repayment of $881 million of commercial paper notes, the usage of $1.9 billion of net cash for acquisitions, repurchases of our common stock and the payments of cash dividends to our stockholders.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 53 days at May 31, 2012 compared with 55 days at May 31, 2011. The days sales outstanding calculation excludes the revenue adjustments that primarily reduce our acquired cloud software subscription, software license updates and product support obligations and hardware systems support obligations to fair value.

	Year Ended May 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Net cash provided by operating activities	$13,743	23%	$11,214	29%	$8,681
Net cash used for investing activities	$(8,381)	38%	$(6,081)	-41%	$(10,319)
Net cash (used for) provided by financing activities	$(6,099)	1,282%	$516	81%	$2,664

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software license sales, sales of hardware systems products and hardware systems support arrangements and, to a lesser extent, services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware systems products, taxes and leased facilities.

Fiscal 2012 Compared to Fiscal 2011:    Net cash provided by operating activities increased in fiscal 2012 primarily due to increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation, an increase in cash from the collection of trade receivables, an increase in cash received that relates to our deferred revenue balances, a decrease in cash used to pay income tax obligations and certain other net cash favorable working capital movements, in each case compared to fiscal 2011. These cash favorable movements were partially offset by an increase in cash used to pay compensation liabilities in fiscal 2012 such as commissions and bonuses in comparison to fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010:    Net cash provided by operating activities increased in fiscal 2011 primarily due to higher net income adjusted for amortization of intangible assets, stock-based compensation and depreciation. These fiscal 2011 increases were partially offset by certain unfavorable changes in working capital, primarily increases in net trade receivables resulting from increases in revenues during our fiscal fourth quarter of 2011 in comparison to fiscal 2010.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Fiscal 2012 Compared to Fiscal 2011:    Net cash used for investing activities increased in fiscal 2012 due to an increase in cash used for acquisitions, net of cash acquired, and an increase in capital expenditures, partially offset by a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities).

Fiscal 2011 Compared to Fiscal 2010:    Net cash used for investing activities decreased in fiscal 2011 due to a decrease in cash used for acquisitions, net of cash acquired, and a decrease in cash used to purchase marketable securities (net of proceeds received from sales and maturities), partially offset by an increase in net capital expenditures.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Fiscal 2012 Compared to Fiscal 2011:    We used net cash for financing activities in fiscal 2012 of $6.1 billion in comparison to net cash provided by financing activities in fiscal 2011 of $516 million primarily due to our increase in common stock repurchases in fiscal 2012 (see discussion in “Working Capital” above and Note 13 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), a reduction in the amount of debt that we issued in fiscal 2012 ($1.7 billion of short-term borrowings pursuant to a revolving credit facility in May 2012 in comparison to $3.25 billion of long-term senior notes in July 2010 and $1.15 billion of borrowings pursuant to revolving credit facilities in May 2011), and a decrease in proceeds from stock option exercises during fiscal 2012, in each case in comparison to fiscal 2011. These unfavorable impacts to our financing cash flows during fiscal 2012 were partially offset by a decrease in cash used for debt related repayments during fiscal 2012 ($1.15 billion of short-term borrowings pursuant to our revolving credit facilities and $255 million of RightNow’s legacy convertible notes were repaid in February 2012 in comparison to fiscal 2011 repayments of $2.25 billion of senior notes and $881 million of commercial paper notes).

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

	Year Ended May 31,
(Dollars in millions)	2012	Change	2011	Change	2010
Net cash provided by operating activities	$13,743	23%	$11,214	29%	$8,681
Capital expenditures(1)	(648)	44%	(450)	96%	(230)

Free cash flow	$13,095	22%	$10,764	27%	$8,451

Net income	$9,981		$8,547	39%	$6,135

Free cash flow as percent of net income	131%		126%		138%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $1.6 billion, $1.5 billion and $1.2 billion, respectively, or approximately 16% of our new software license revenues in each of fiscal 2012, 2011 and 2010, and $134 million and $117 million, respectively, or approximately 3% of our hardware systems products revenues in each of fiscal 2012 and 2011.

Recent Financing Activities:

Revolving Credit Agreement:    On May 29, 2012, we borrowed $1.7 billion pursuant to a revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement). Interest for the 2012 Credit Agreement is based on either (x) a “base rate” calculated as the highest of (i) JPMorgan’s prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) the LIBOR for deposits in U.S. Dollars plus 1%, or (y) LIBOR for deposits made in U.S. Dollars plus 0.35%, depending on the type of borrowings made by us. This borrowing is due on July 2, 2012, which is the termination date of the 2012 Credit Agreement. Additional details regarding the 2012 Credit Agreement are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Senior Notes:    As of May 31, 2012 and May 31, 2011, we had $14.8 billion of senior notes outstanding of which $1.3 billion matures and is payable in fiscal 2013. In accordance with our obligations under a registration rights agreement entered into in July 2010 in connection with the original issuance of our $3.25 billion of fixed rate senior notes consisting of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes, and together with the 2020 Notes, the Original Senior Notes), on December 16, 2011 we completed a registered offer to exchange the Original Senior Notes for new freely tradable notes having terms substantially identical to the Original Senior Notes. An aggregate of $994 million principal amount of the 2020 Notes and an aggregate of $2.24 billion principal amount of the 2040 Notes were tendered and exchanged in the offer. Additional details regarding these senior notes and all other borrowings are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. On June 18, 2012, we announced that our Board of Directors approved a further expansion by an additional $10.0 billion. As of May 31, 2012, approximately $3.1 billion remained available for stock repurchases under the stock repurchase program prior to the June 2012 additional amount authorized. We repurchased 207.3 million shares for $6.0 billion, 40.4 million shares for $1.2 billion and 43.3 million shares for $1.0 billion in fiscal 2012, 2011 and 2010, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations (described further below), our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Cash Dividends:    In fiscal 2012, we declared and paid cash dividends of $0.24 per share that totaled $1.2 billion. In June 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of outstanding common stock payable on August 3, 2012 to stockholders of record as of the close of business on July 13, 2012. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of certain of our contractual obligations as of May 31, 2012:

		Year Ending May 31,
(Dollars in millions)	Total	2013	2014	2015	2016	2017	Thereafter
Principal payments on borrowings(1)	$16,450	$2,950	$—	$1,500	$2,000	$—	$10,000
Interest payments on borrowings(1)	10,063	738	676	665	655	550	6,779
Operating leases(2)	1,535	406	307	227	172	129	294
Purchase obligations and other(3)	579	523	49	4	3	—	—

Total contractual obligations	$28,627	$4,617	$1,032	$2,396	$2,830	$679	$17,073

(1)	Our total borrowings consisted of the following as of May 31, 2012 (dollars in millions):

Amount
Short-term borrowings (effective interest rate of 0.24%)	$1,700
4.95% senior notes due April 2013	1,250
3.75% senior notes due July 2014, including fair value adjustment of $69	1,569
5.25% senior notes due January 2016, net of discount of $4	1,996
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $5	1,745
3.875% senior notes due July 2020, net of discount of $2	998
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $8	1,242
5.375% senior notes due July 2040, net of discount of $24	2,226

Total borrowings	$16,473

We have entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on the July 2014 senior notes presented in the contractual obligations table above have been estimated using an interest rate of 1.39%, which represented our effective interest rate as of May 31, 2012 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements are included in notes payable and other non-current borrowings in our consolidated balance sheet and have been included in the above table of borrowings.

(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $249 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring in our consolidated balance sheet at May 31, 2012.

(3)

Primarily represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual hardware components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in this amount as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2012, we had $4.0 billion of gross unrecognized tax benefits, including related interest and penalties, recorded on our consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We have reached certain settlement agreements with relevant taxing authorities to pay approximately $47.5 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2013.

We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2013.

As described in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we have contingent consideration payable as a result of our acquisition of Pillar Data Systems, Inc. that will settle in fiscal 2015.

Subsequent to fiscal 2012, we agreed to acquire certain companies for amounts that are not material to our business. We expect to close such acquisitions within the next twelve months.

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

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the high technology industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a consistent manner as our revenues (in particular, our new software licenses segment) as certain expenses within our cost structure are relatively fixed in the short-term. We expect these trends to continue in fiscal 2013.

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

	Fiscal 2012 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31
Revenues	$8,374	$8,792	$9,039	$10,916
Gross profit	$6,339	$6,792	$7,088	$8,853
Operating income	$2,683	$3,111	$3,317	$4,596
Net income	$1,840	$2,192	$2,498	$3,451
Earnings per share—basic	$0.36	$0.43	$0.50	$0.70
Earnings per share—diluted	$0.36	$0.43	$0.49	$0.69

	Fiscal 2011 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$7,502	$8,582	$8,764	$10,775
Gross profit	$5,401	$6,384	$6,707	$8,544
Operating income	$1,917	$2,770	$2,987	$4,359
Net income	$1,352	$1,870	$2,116	$3,209
Earnings per share—basic	$0.27	$0.37	$0.42	$0.63
Earnings per share—diluted	$0.27	$0.37	$0.41	$0.62

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

We recognize that options and restricted stock-based awards dilute existing stockholders and have sought to control the number of options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2009 has been a weighted average annualized rate of 1.7% per year. The potential dilution percentage is calculated as the average annualized new options or restricted stock-based awards granted and assumed, net of options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all options are exercised and restricted stock-based awards vest. Some of the outstanding options, which generally have a 10 year exercise period, have exercise prices higher than the current market price of our common stock. At May 31, 2012, 28.0% of our outstanding stock options had exercise prices in excess of the current market price. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2012, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including options where the strike price is higher than the current market price, was 8.7%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2009 through May 31, 2012 is summarized as follows (shares in millions):

Options and restricted stock-based awards outstanding at May 31, 2009	359
Options granted	294
Options and restricted stock-based awards assumed	43
Options exercised and restricted stock-based awards vested	(183)
Forfeitures, cancellations and other, net	(88)

Options and restricted stock-based awards outstanding at May 31, 2012	425

Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations.	83
Weighted average annualized stock repurchases	(97)
Shares outstanding at May 31, 2012	4,905
Basic weighted average shares outstanding from June 1, 2009 through May 31, 2012	5,026
Options and restricted stock-based awards outstanding as a percent of shares outstanding at May 31, 2012	8.7%
In the money options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at May 31, 2012	6.2%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2009 through May 31, 2012	1.7%
Weighted average annualized options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2009 through May 31, 2012	-0.3%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and money market investments are generally held with a number of large, diverse financial institutions worldwide, which we believe mitigates certain risks. In addition, we purchase high quality debt security investments, all of which have maturity dates, if any, within two years from the date of purchase (see a description of our debt securities held in Notes 3 and 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). Therefore, interest rate movements generally do not materially affect the valuation of our debt security investments. Substantially all of our marketable securities are designated as available-for-sale. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2012, total interest income was $231 million with our investments yielding an average 0.72% on a worldwide basis. The table below presents the fair values of our cash, cash equivalent and marketable securities and the related weighted average interest rates for our investment portfolio at May 31, 2012 and 2011.

	May 31,
	2012		2011
(Dollars in millions)	Fair Value	Weighted Average Interest Rate	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$14,955	0.61%	$16,163	0.61%
Marketable securities	15,721	0.80%	12,685	0.68%

Total cash, cash equivalents and marketable securities	$30,676	0.71%	$28,848	0.64%

Interest Expense Risk

Our total borrowings were $16.5 billion as of May 31, 2012, all of which were fixed rate borrowings. Future changes in interest rates and resulting changes in estimated fair values of our borrowings other than our senior notes due July 2014 (2014 Notes) and short-term borrowings pursuant to our 2012 Credit Agreement would not impact the interest expense we recognize in our consolidated statements of operations. We have entered into certain fixed to variable interest rate swap agreements to manage the interest rate and related fair value of our 2014 Notes so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. We do not use these interest rate swap arrangements or our fixed rate borrowings for trading purposes. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements for the swap agreements, which occur at the same interval as those per the 2014 Notes, are recorded as interest expense.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Our 2014 Notes had an effective interest rate of 1.39% as of May 31, 2012, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2012, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $15 million as it relates to our fixed to variable interest rate swap agreements.

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

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for a net unrealized gain position and other current liabilities for a net unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating income (expense), net for both realized and unrealized gains and losses.

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of May 31, 2012 and 2011, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.0 billion and $2.5 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $873 million and $1.6 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2012 and 2011. Net foreign exchange transaction gains (losses) included in non-operating income (expense), net in the accompanying consolidated statements of operations were $(105) million, $11 million and $(149) million in fiscal 2012, 2011 and 2010, respectively. Included in the net foreign exchange transaction losses for fiscal 2010 were foreign currency losses relating to our Venezuelan subsidiary’s operations, which are more thoroughly described under “Non-Operating Income (Expense), net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which may vary.

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

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2012, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries as of May 31, 2012 decreased relative to what we would have reported using a constant currency rate as of May 31, 2011. As reported in our consolidated statements of cash flows, the estimated effect of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2012, 2011 and 2010 was a (decrease) increase of $(471) million, $600 million and $(107) million, respectively. The following table includes estimates of the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies as of May 31, 2012:

(in millions)	U.S. Dollar Equivalent at May 31, 2012
Euro	$1,302
Chinese Renminbi	930
Indian Rupee	814
Japanese Yen	760
Australian Dollar	712
South African Rand	329
Canadian Dollar	259
British Pound	258
Other foreign currencies	2,002

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$7,366

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would decrease by approximately $737 million, assuming constant foreign currency cash, cash equivalent and marketable securities balances.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2012. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings—Committee Memberships During Fiscal 2012,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2012 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation” and “Executive Compensation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2012 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information”.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2012 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons”.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2012 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm”.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements are filed as a part of this report:

Page
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	82
Consolidated Financial Statements:
Balance Sheets as of May 31, 2012 and 2011	84
Statements of Operations for the years ended May 31, 2012, 2011 and 2010	85
Statements of Equity for the years ended May 31, 2012, 2011 and 2010	86
Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010	87
Notes to Consolidated Financial Statements	88

2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
Schedule II. Valuation and Qualifying Accounts	130

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Annual Report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2012 and 2011, and the related consolidated statements of operations, statements of equity, and cash flows for each of the three years in the period ended May 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 26, 2012

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended May 31, 2012 of Oracle Corporation and our report dated June 26, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 26, 2012

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2012 and 2011

	May 31,
(in millions, except per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14,955	$16,163
Marketable securities	15,721	12,685
Trade receivables, net of allowances for doubtful accounts of $323 and $372 as of May 31, 2012 and 2011, respectively	6,377	6,628
Inventories	158	303
Deferred tax assets	877	1,189
Prepaid expenses and other current assets	1,935	2,206

Total current assets	40,023	39,174

Non-current assets:
Property, plant and equipment, net	3,021	2,857
Intangible assets, net	7,899	7,860
Goodwill	25,119	21,553
Deferred tax assets	595	1,076
Other assets	1,670	1,015

Total non-current assets	38,304	34,361

Total assets	$78,327	$73,535

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$2,950	$1,150
Accounts payable	438	494
Accrued compensation and related benefits	2,002	2,320
Deferred revenues	7,035	6,802
Other current liabilities	2,963	3,426

Total current liabilities	15,388	14,192

Non-current liabilities:
Notes payable and other non-current borrowings	13,524	14,772
Income taxes payable	3,759	3,169
Other non-current liabilities	1,569	1,157

Total non-current liabilities	18,852	19,098

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,905 shares and 5,068 shares as of May 31, 2012 and 2011, respectively	17,489	16,653
Retained earnings	26,087	22,581
Accumulated other comprehensive income	112	542

Total Oracle Corporation stockholders’ equity	43,688	39,776
Noncontrolling interests	399	469

Total equity	44,087	40,245

Total liabilities and equity	$78,327	$73,535

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2012, 2011 and 2010

	Year Ended May 31,
(in millions, except per share data)	2012	2011	2010
Revenues:
New software licenses	$9,906	$9,235	$7,533
Software license updates and product support	16,210	14,796	13,092

Software revenues	26,116	24,031	20,625
Hardware systems products	3,827	4,382	1,506
Hardware systems support	2,475	2,562	784

Hardware systems revenues	6,302	6,944	2,290
Services	4,703	4,647	3,905

Total revenues	37,121	35,622	26,820

Operating expenses:
Sales and marketing(1)	7,127	6,579	5,080
Software license updates and product support(1)	1,226	1,264	1,063
Hardware systems products(1)	1,843	2,057	880
Hardware systems support(1)	1,046	1,259	423
Services(1)	3,743	3,818	3,398
Research and development	4,523	4,519	3,254
General and administrative	1,126	970	911
Amortization of intangible assets	2,430	2,428	1,973
Acquisition related and other	56	208	154
Restructuring	295	487	622

Total operating expenses	23,415	23,589	17,758

Operating income	13,706	12,033	9,062
Interest expense	(766)	(808)	(754)
Non-operating income (expense), net	22	186	(65)

Income before provision for income taxes	12,962	11,411	8,243
Provision for income taxes	2,981	2,864	2,108

Net income	$9,981	$8,547	$6,135

Earnings per share:
Basic	$1.99	$1.69	$1.22

Diluted	$1.96	$1.67	$1.21

Weighted average common shares outstanding:
Basic	5,015	5,048	5,014

Diluted	5,095	5,128	5,073

Dividends declared per common share	$0.24	$0.21	$0.20

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2012, 2011 and 2010

	Comprehensive Income	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Income	Total Oracle Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)		Number of Shares	Amount
Balances as of May 31, 2009		5,005	$12,980	$11,894	$216	$25,090	$355	$25,445
Common stock issued under stock-based compensation plans	$—	60	812	—	—	812	—	812
Common stock issued under stock purchase plans	—	3	62	—	—	62	—	62
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	100	—	—	100	—	100
Stock-based compensation	—	—	440	—	—	440	—	440
Repurchase of common stock	—	(43)	(112)	(880)	—	(992)	—	(992)
Cash dividends declared ($0.20 per share)	—	—	—	(1,004)	—	(1,004)	—	(1,004)
Tax benefit from stock plans	—	—	268	—	—	268	—	268
Other, net	—	1	98	1	—	99	1	100
Distributions to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Net unrealized loss on defined benefit plans, net of tax	(35)	—	—	—	(35)	(35)	—	(35)
Foreign currency translation, net of tax	(171)	—	—	—	(171)	(171)	9	(162)
Net unrealized losses on derivative financial instruments, net of tax	(6)	—	—	—	(6)	(6)	—	(6)
Net income	6,135	—	—	6,135	—	6,135	95	6,230

Comprehensive income	$5,923

Balances as of May 31, 2010		5,026	14,648	16,146	4	30,798	401	31,199
Common stock issued under stock-based compensation plans	$—	78	1,281	—	—	1,281	—	1,281
Common stock issued under stock purchase plans	—	4	95	—	—	95	—	95
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	17	—	—	17	—	17
Stock-based compensation	—	—	510	—	—	510	—	510
Repurchase of common stock	—	(40)	(121)	(1,051)	—	(1,172)	—	(1,172)
Cash dividends declared ($0.21 per share)	—	—	—	(1,061)	—	(1,061)	—	(1,061)
Tax benefit from stock plans	—	—	222	—	—	222	—	222
Other, net	—	—	1	—	—	1	1	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Net unrealized gain on defined benefit plans, net of tax	32	—	—	—	32	32	—	32
Foreign currency translation, net of tax	480	—	—	—	480	480	35	515
Net unrealized gain on marketable securities, net of tax	26	—	—	—	26	26	—	26
Net income	8,547	—	—	8,547	—	8,547	97	8,644

Comprehensive income	$9,085

Balances as of May 31, 2011		5,068	16,653	22,581	542	39,776	469	40,245
Common stock issued under stock-based compensation plans	$—	40	622	—	—	622	—	622
Common stock issued under stock purchase plans	—	4	111	—	—	111	—	111
Assumption of stock-based compensation plan awards in connection with acquisitions	—	—	29	—	—	29	—	29
Stock-based compensation	—	—	659	—	—	659	—	659
Repurchase of common stock	—	(207)	(698)	(5,270)	—	(5,968)	—	(5,968)
Cash dividends declared ($0.24 per share)	—	—	—	(1,205)	—	(1,205)	—	(1,205)
Tax benefit from stock plans	—	—	113	—	—	113	—	113
Other, net	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(163)	(163)
Net unrealized loss on defined benefit plans, net of tax	(102)	—	—	—	(102)	(102)	—	(102)
Foreign currency translation, net of tax	(398)	—	—	—	(398)	(398)	(28)	(426)
Net unrealized gain on marketable securities, net of tax	70	—	—	—	70	70	—	70
Net income	9,981	—	—	9,981	—	9,981	119	10,100

Comprehensive income	$9,551

Balances as of May 31, 2012		4,905	$17,489	$26,087	$112	$43,688	$399	$44,087

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2012, 2011 and 2010

	Year Ended May 31,
(in millions)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$9,981	$8,547	$6,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486	368	298
Amortization of intangible assets	2,430	2,428	1,973
Allowances for doubtful accounts receivable	92	164	143
Deferred income taxes	9	(253)	(511)
Stock-based compensation	659	510	436
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	182	325	203
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(97)	(215)	(110)
Other, net	84	68	13
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(8)	(729)	(362)
Decrease (increase) in inventories	150	(28)	73
(Increase) decrease in prepaid expenses and other assets	(51)	14	340
Decrease in accounts payable and other liabilities	(720)	(120)	(360)
Increase (decrease) in income taxes payable	54	(96)	(79)
Increase in deferred revenues	492	231	489

Net cash provided by operating activities	13,743	11,214	8,681

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(38,625)	(31,009)	(15,703)
Proceeds from maturities and sales of marketable securities and other investments	35,594	27,120	11,220
Acquisitions, net of cash acquired	(4,702)	(1,847)	(5,606)
Capital expenditures	(648)	(450)	(230)
Proceeds from sale of property	—	105	—

Net cash used for investing activities	(8,381)	(6,081)	(10,319)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(5,856)	(1,160)	(992)
Proceeds from issuances of common stock	733	1,376	874
Payments of dividends to stockholders	(1,205)	(1,061)	(1,004)
Proceeds from borrowings, net of issuance costs	1,700	4,354	7,220
Repayments of borrowings	(1,405)	(3,143)	(3,582)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	97	215	110
Distributions to noncontrolling interests	(163)	(65)	(59)
Other, net	—	—	97

Net cash (used for) provided by financing activities	(6,099)	516	2,664

Effect of exchange rate changes on cash and cash equivalents	(471)	600	(107)

Net (decrease) increase in cash and cash equivalents	(1,208)	6,249	919
Cash and cash equivalents at beginning of period	16,163	9,914	8,995

Cash and cash equivalents at end of period	$14,955	$16,163	$9,914

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$29	$17	$100
Fair value of contingent consideration payable in connection with acquisition	$346	$—	$—
Increase in unsettled repurchases of common stock	$112	$12	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,731	$2,931	$2,488
Cash paid for interest	$737	$770	$652

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

We develop, manufacture, market, distribute, host and support database and middleware software; applications software; and hardware systems, with the latter consisting primarily of computer server and storage products. Our businesses provide products and services that are built upon industry standards, are engineered to work together or independently within existing customer information technology (IT) environments, and run securely on a wide range of customer IT environments, including cloud computing environments.

Database and middleware software is generally used for the secure storage, retrieval and manipulation of all forms of software-based data and for developing and deploying applications on the internet and on corporate intranets. Applications software is generally used to manage and automate business processes and to provide business intelligence. We also offer software license updates and product support contracts that provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance.

On January 26, 2010, we completed our acquisition of Sun Microsystems, Inc. (Sun), a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. As a result of our acquisition of Sun, we entered into a new hardware systems business. Our hardware systems business consists of two operating segments: (1) hardware systems products, which consists primarily of computer server and storage product offerings and (2) hardware systems support, which provides customers with unspecified software updates for the software components that are essential to the functionality of our hardware systems and storage products and can include product repairs, maintenance services and technical support services. In addition, we enhanced our existing software and services businesses with additional offerings from Sun. Our acquisition of Sun added a significant amount of revenues and expenses to our results of operations in comparison to our historical operating results.

Basis of Financial Statements

The consolidated financial statements included our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a component of non-operating income (expense), net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income. General and administrative expenses as presented in our consolidated statements of operations for fiscal 2011 included a benefit of $120 million related to the recovery of legal costs that reduced our expenses in that period.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software license revenues earned from granting licenses to use our software products and fees from cloud software subscription offerings, and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers and storage products, and hardware systems support revenues; and (3) services, which includes software and hardware related services including consulting, managed cloud services and education revenues. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software license revenues primarily represent fees earned from granting customers licenses to use our database, middleware and applications software and exclude revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software license revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition, we exercise judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software license revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Hardware Systems Products, Hardware Systems Related Services and Cloud Software Subscription Offerings (Nonsoftware Elements)

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers and storage products. Our revenue recognition policy for these nonsoftware deliverables and other nonsoftware deliverables including hardware systems related services and cloud software subscription offerings is based upon the accounting guidance contained in ASC 605, Revenue Recognition, and we exercise judgment and use estimates in connection with the determination of the amount of hardware systems products, hardware systems related services revenues and cloud software subscription revenues to be recognized in each accounting period.

Revenues from the sales of our nonsoftware elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our server and storage products and can also include product repairs, maintenance services and technical support services. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements, which are typically one year.

Our cloud software subscription offerings generally provide customers access to certain of our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis. Revenues for our cloud software subscription offerings are recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenue Recognition for Multiple-Element Arrangements—Hardware Systems Products and Hardware Systems Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

For our nonsoftware multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware systems product includes software, we determine whether the tangible hardware systems product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a nonsoftware deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the nonsoftware deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

When possible, we establish VSOE of selling price for deliverables in nonsoftware multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements – Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

support, new software licenses, software license updates and product support, cloud software subscription, consulting, managed cloud services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

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

Our managed cloud services are offered as standalone arrangements or as a part of arrangements to customers buying new software licenses or hardware systems products and services. Oracle managed cloud services are designed to provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from managed cloud services are recognized as services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software license revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of the relative selling price of such elements.

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software license revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables. During fiscal 2012 and fiscal 2011, $1.6 billion and $1.5 billion of our financing receivables were sold to financial institutions, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all the other revenue recognition criteria have been met.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as one-time termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our debt and marketable equity securities as available-for-sale. Debt and marketable equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income (expense), net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These equity securities are recorded at cost and included in other assets in the accompanying consolidated balance sheets. If based on the terms of our ownership of these non-marketable securities we determine that we exercise significant influence on the entity to which these non-marketable securities relate, we apply the requirements of ASC 323, Investments—Equity Method and Joint Ventures, to account for such investments. Our non-marketable securities are subject to periodic impairment reviews.

Fair Value of Financial Instruments

We apply the provisions of ASC 820, Fair Value Measurements and Disclosures, to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards, including our investments in debt and marketable equity securities and our derivative financial instruments.

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

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Our cash and cash equivalents are generally held with a number of large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of debt securities to investment grade securities. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2012, 2011 or 2010.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six months or less). Inventories in excess of future demand are written down and charged to hardware systems products expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $812 million and $876 million at May 31, 2012 and 2011, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of estimated useful lives or lease terms, as appropriate. Property, plant and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2012, 2011 or 2010.

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

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Effective fiscal 2012, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2012, 2011 or 2010.

Derivative Financial Instruments

During fiscal 2012, 2011 and 2010, we used derivative financial instruments to manage foreign currency and interest rate risks. We account for these instruments in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). The offset to gain or loss on derivative financial instruments that were designated as fair value hedges were recorded to the item for which the risk was being hedged. Any ineffective or excluded portion of a designated cash flow hedge or net investment hedge and gains or losses on our fair value hedges are recognized in earnings.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies that are not a part

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

of a business combination or related to income taxes, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above.

Shipping and Handling Costs

Our shipping and handling costs for hardware systems products sales are included in hardware systems products expenses for all periods presented.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Net foreign exchange transaction gains (losses) included in non-operating income (expense), net in the accompanying consolidated statements of operations were $(105) million, $11 million and $(149) million in fiscal 2012, 2011 and 2010, respectively.

Stock-Based Compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

We record deferred tax assets for stock-based compensation plan awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $79 million, $88 million and $75 million in fiscal 2012, 2011 and 2010, respectively.

Research and Development

All research and development costs are expensed as incurred. Costs eligible for capitalization under ASC 985-20, Software—Costs of Software to be Sold, Leased or Marketed, were not material to our consolidated financial statements in fiscal 2012, 2011 or 2010.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (further discussed in Note 2 below) and certain other operating expenses, net.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Stock-based compensation included in acquisition related and other expenses resulted from unvested options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Year Ended May 31,
(in millions)	2012	2011	2010
Transitional and other employee related costs	$25	$129	$66
Stock-based compensation	33	10	15
Professional fees and other, net	13	66	68
Business combination adjustments, net	(15)	3	5

Total acquisition related and other expenses	$56	$208	$154

Non-Operating Income (Expense), net

Non-operating income (expense), net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Year Ended May 31,
(in millions)	2012	2011	2010
Interest income	$231	$163	$122
Foreign currency gains (losses), net	(105)	11	(148)
Noncontrolling interests in income	(119)	(97)	(95)
Other income, net	15	109	56

Total non-operating income (expense), net	$22	$186	$(65)

Included in our non-operating expense, net for fiscal 2010 was a foreign currency remeasurement loss of $81 million resulting from the designation of our Venezuelan subsidiary as “highly inflationary” in accordance with ASC 830, Foreign Currency Matters, and the subsequent devaluation of the Venezuelan currency by the Venezuelan government.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Recent Accounting Pronouncements

Presentation of Comprehensive Income:    In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and ASU 2011-12 are effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 and ASU 2011-12 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2012 Acquisitions

Acquisition of Taleo Corporation

On April 5, 2012, we completed our acquisition of Taleo Corporation (Taleo), a provider of cloud-based talent management solutions. We have included the financial results of Taleo in our consolidated financial statements from the date of acquisition. These results were not individually material to our consolidated financial statements. The total preliminary purchase price for Taleo was approximately $2.0 billion, which consisted of approximately $2.0 billion in cash and $10 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $1.1 billion of identifiable intangible assets and $282 million of net tangible liabilities related primarily to deferred tax liabilities and customer performance obligations that were assumed as a part of this acquisition based on their estimated fair values and $1.2 billion of residual goodwill.

Acquisition of RightNow Technologies, Inc.

On January 25, 2012, we completed our acquisition of RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. We have included the financial results of RightNow in our consolidated financial statements from the date of acquisition. These results were not individually material to our consolidated financial statements. The total preliminary purchase price for RightNow was approximately $1.5 billion, which consisted of approximately $1.5 billion in cash and $14 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $697 million of identifiable intangible assets and $296 million of net tangible liabilities related primarily to customer performance obligations, convertible debt and deferred tax liabilities that were assumed as a part of this acquisition based on their estimated fair values, and $1.1 billion of residual goodwill.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

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

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The estimated fair value of the liability for contingent consideration, representing the preliminary purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. This preliminary purchase price payable may differ from the amount that is ultimately payable via the Earn-Out calculation (described above) with any changes in the liability recorded as acquisition related and other in our consolidated statements of operations until the liability is settled. We have preliminarily recorded $142 million of identifiable intangible assets and $11 million of net tangible liabilities, based on their estimated fair values, and $215 million of residual goodwill. The fair value of contingent consideration payable was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in the ASC 820. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Pillar Data during the Earn-Out Period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Merger Agreement. Subsequent to the date of acquisition, the estimated fair value of the Earn-Out liability increased to $387 million as of May 31, 2012 primarily as a result of the passage of time and the corresponding impact of discounting.

Other Fiscal 2012 Acquisitions

During fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $1.6 billion, which consisted of approximately $1.6 billion in cash and $5 million for the fair value of stock options assumed. We have preliminarily recorded $540 million of identifiable intangible assets and $29 million of net tangible liabilities related primarily to deferred tax liabilities, based on their estimated fair values, and $1.1 billion of residual goodwill.

In aggregate, companies acquired during fiscal 2012 collectively contributed $231 million to our total software revenues during fiscal 2012. Other collective revenue and earnings contributions were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

The preliminary fair value estimates for the assets acquired and liabilities assumed for all acquisitions completed during fiscal 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Subsequent to May 31, 2012, we agreed to acquire certain other companies for amounts that are not material to our business. We expect to close such acquisitions within the next twelve months.

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

During fiscal 2011, we acquired certain other companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated results from their respective acquisition dates, which were not individually significant.

In aggregate, companies acquired during fiscal 2011 collectively contributed $231 million to our total software revenues in fiscal 2011. Other collective revenue and earnings contributions were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

Fiscal 2010 Acquisitions

Acquisition of Sun Microsystems, Inc.

On January 26, 2010 we completed our acquisition of Sun, a provider of hardware systems, software and services, by means of a merger of one of our wholly owned subsidiaries with and into Sun such that Sun became a wholly owned subsidiary of Oracle. We acquired Sun to, among other things, expand our product offerings by adding Sun’s existing hardware systems business and broadening our software and services offerings. We have included the financial results of Sun in our consolidated financial statements from the date of acquisition. For fiscal 2010, we estimated that Sun’s contribution to our total revenues was $2.8 billion, which included allocations of revenues from our software and services businesses that were not separately identifiable due to our integration activities. For fiscal 2010, we estimated that Sun reduced our operating income by $620 million, which included management’s allocations and estimates of revenues and expenses that were not separately identifiable due to our integration activities, intangible asset amortization, restructuring expenses and stock-based compensation expenses.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Taleo, RightNow, Pillar Data, ATG, Phase Forward and certain other companies that we acquired since the beginning of fiscal 2011 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2011.

The unaudited pro forma financial information for fiscal 2012 combined the historical results of Oracle for fiscal 2012, the historical results of Taleo for the twelve months ended December 31, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Taleo), the historical results of RightNow for the nine months ended September 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired RightNow), the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for fiscal 2011 combined the historical results of Oracle for fiscal 2011, the historical results of Taleo for the twelve months ended June 30, 2011 (due to differences in reporting periods), the historical results of RightNow for the twelve months ended June 30, 2011 (due to differences in reporting periods), the historical results of Pillar Data for the twelve months ended June 30, 2011 (due to differences in reporting periods), the historical results of ATG for the nine months ended September 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired ATG), the historical results of Phase Forward for the three months ended June 30, 2010 (adjusted due to differences in reporting periods and considering the date we acquired Phase Forward), the historical results of certain other companies that we acquired since the beginning of fiscal 2011 based upon their respective previous reporting periods and the dates these companies were acquired by us and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for fiscal 2012 and 2011:

	Year Ended May 31,
(in millions, except per share data)	2012	2011
Total revenues	$37,617	$36,501
Net income	$9,763	$8,154
Basic earnings per share	$1.95	$1.62
Diluted earnings per share	$1.92	$1.59

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations and U.S. government agency and government sponsored enterprise debt obligations and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2012 and 2011. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2012, 2011 and 2010. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2012	2011
Money market funds	$25	$3,362
U.S. Treasury, U.S. government and U.S. government agency debt securities	100	1,150
Commercial paper, corporate debt securities and other	16,166	13,875

Total investments	$16,291	$18,387

Investments classified as cash equivalents	$570	$5,702

Investments classified as marketable securities	$15,721	$12,685

Substantially all of our marketable security investments held as of May 31, 2012 mature within two years. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk.

4.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with the guidance provided by ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

May 31, 2012

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	May 31, 2012				May 31, 2011
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Assets:
Money market funds	$25	$—	$—	$25	$3,362	$—	$3,362
U.S. Treasury, U.S. government and U.S. government agency debt securities	100	—	—	100	1,150	—	1,150
Commercial paper debt securities	—	13,954	—	13,954	—	11,884	11,884
Corporate debt securities and other	229	1,983	—	2,212	106	1,885	1,991
Derivative financial instruments	—	69	—	69	—	69	69

Total assets	$354	$16,006	$—	$16,360	$4,618	$13,838	$18,456

Liabilities:
Contingent consideration payable	$—	$—	$387	$387	$—	$—	$—

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

Based on the trading prices of our $16.5 billion and $15.9 billion of borrowings, which consisted of senior notes and certain other borrowings that were outstanding at May 31, 2012 and 2011, respectively, the estimated fair values of our borrowings using Level 2 inputs at May 31, 2012 and May 31, 2011 were $19.3 billion and $17.4 billion, respectively.

5.	INVENTORIES

Inventories consisted of the following:

	May 31,
(in millions)	2012	2011
Raw materials	$45	$94
Work-in-process	20	17
Finished goods	93	192

Total	$158	$303

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Life	May 31,
(Dollars in millions)		2012	2011
Computer, network, machinery and equipment	1-5 years	$1,761	$1,603
Buildings and improvements	1-50 years	2,351	2,245
Furniture, fixtures and other	3-10 years	492	495
Land	—	702	692
Construction in progress	—	113	60

Total property, plant and equipment	1-50 years	5,419	5,095
Accumulated depreciation		(2,398)	(2,238)

Total property, plant and equipment, net		$3,021	$2,857

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2012 and the net book value of intangible assets at May 31, 2012 and 2011 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2011	Additions	May 31, 2012	May 31, 2011	Expense	May 31, 2012	May 31, 2011	May 31, 2012
Software support agreements and related relationships	$5,177	$117	$5,294	$(2,745)	$(585)	$(3,330)	$2,432	$1,964	8 years
Hardware systems support agreements and related relationships	760	8	768	(147)	(119)	(266)	613	502	8 years
Developed technology	6,034	874	6,908	(3,728)	(923)	(4,651)	2,306	2,257	7 years
Core technology	2,295	254	2,549	(1,272)	(337)	(1,609)	1,023	940	6 years
Customer relationships and contract backlog	1,935	325	2,260	(917)	(370)	(1,287)	1,018	973	3 years
Cloud software subscriptions and related relationships	128	861	989	(9)	(33)	(42)	119	947	10 years
Trademarks	528	69	597	(229)	(63)	(292)	299	305	9 years

Total intangible assets subject to amortization	16,857	2,508	19,365	(9,047)	(2,430)	(11,477)	7,810	7,888	8 years
In-process research and development	50	(39)	11	—	—	—	50	11	N.A.

Total intangible assets, net	$16,907	$2,469	$19,376	$(9,047)	$(2,430)	$(11,477)	$7,860	$7,899

(1)	Represents weighted average useful lives of intangible assets acquired in fiscal 2012.

Total amortization expense related to our intangible assets was $2.4 billion in each of fiscal 2012 and 2011 and $2.0 billion in fiscal 2010. As of May 31, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2013	$2,313
Fiscal 2014	1,938
Fiscal 2015	1,488
Fiscal 2016	941
Fiscal 2017	384
Thereafter	824

Total intangible assets subject to amortization	7,888
In-process research and development	11

Total intangible assets, net	$7,899

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for fiscal 2012 and 2011 were as follows:

(Dollars in millions)	New Software Licenses	Software License Updates and Product Support	Hardware Systems Support	Other(2)	Total
Balances as of May 31, 2010	$5,995	$11,802	$923	$1,705	$20,425
Goodwill from acquisitions	797	240	23	2	1,062
Goodwill adjustments(1)	(7)	10	63	—	66

Balances as of May 31, 2011	6,785	12,052	1,009	1,707	21,553
Goodwill from acquisitions	658	461	184	2,378	3,681
Goodwill adjustments(1)	(76)	(34)	—	(5)	(115)

Balances as of May 31, 2012	$7,367	$12,479	$1,193	$4,080	$25,119

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). The other goodwill adjustments presented in the table above were not significant to our previously reported operating results or financial position.

(2)

Represents goodwill allocated to our other operating segments and approximately $2.3 billion of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations.

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

(Dollars in millions)	May 31, 2012	May 31, 2011
Short-term borrowings	$1,700	$1,150
4.95% senior notes due April 2013	1,250	1,250
3.75% senior notes due July 2014, net of fair value adjustment of $69 each as of May 31, 2012 and 2011(1)	1,569	1,569
5.25% senior notes due January 2016, net of discount of $4 and $5 as of May 31, 2012 and 2011, respectively	1,996	1,995
5.75% senior notes due April 2018, net of discount of $1 each as of May 31, 2012 and 2011	2,499	2,499
5.00% senior notes due July 2019, net of discount of $5 each as of May 31, 2012 and 2011	1,745	1,745
3.875% senior notes due July 2020, net of discount of $2 each as of May 31, 2012 and 2011	998	998
6.50% senior notes due April 2038, net of discount of $2 each as of May 31, 2012 and 2011	1,248	1,248
6.125% senior notes due July 2039, net of discount of $8 each as of May 31, 2012 and 2011	1,242	1,242
5.375% senior notes due July 2040, net of discount of $24 and $25 as of May 31, 2012 and 2011, respectively	2,226	2,225
Capital leases	1	1

Total borrowings	$16,474	$15,922

Notes payable, current and other current borrowings	$2,950	$1,150

Notes payable, non-current and other non-current borrowings	$13,524	$14,772

(1)	Refer to Note 11 for a description of our accounting for fair value hedges.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Senior Notes and Other

In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes, and together with the 2020 Notes, the Original Senior Notes). We issued the Original Senior Notes in order to repay indebtedness, including the repayment of $2.25 billion of 5.00% senior notes that matured and were repaid in January 2011, for general corporate purposes, for future acquisitions and in order to replenish cash used to repay $1.0 billion of floating rate senior notes that matured in May 2010. As part of the offering of the Original Senior Notes, we entered into a registration rights agreement with the initial purchasers for the benefit of the holders of the Original Senior Notes in which we agreed to file with the SEC a registration statement with respect to senior notes identical in all material respects to the Original Senior Notes within fourteen months after the issue date of the Original Senior Notes and on December 16, 2011 we completed a registered offer to exchange the Original Senior Notes for new freely tradable notes having terms substantially identical to the Original Senior Notes. An aggregate of $994 million principal amount of the 2020 Notes and an aggregate of $2.24 billion principal amount of the 2040 Notes were tendered and exchanged in the offer.

In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 (2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes). We issued these senior notes for general corporate purposes and for our acquisition of Sun and acquisition related expenses.

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes is due April 2013 (2013 Notes), $2.5 billion of 5.75% senior notes is due April 2018 (2018 Notes) and $1.25 billion of 6.50% senior notes is due April 2038 (2038 Notes). We issued these senior notes for general corporate purposes and for acquisitions and acquisition related expenses.

In May 2007, we issued $2.0 billion of floating rate senior notes, of which $1.0 billion was due and paid in May 2009 and $1.0 billion was due and paid in May 2010. We had also entered into certain variable to fixed interest rate swap agreements related to these senior notes, which settled as of the same dates the notes were repaid (see Note 11).

In January 2006, we issued $5.75 billion of senior notes, of which $2.25 billion of 5.00% senior notes was due and paid in January 2011 and $2.0 billion of 5.25% senior notes due 2016 (2016 Notes) remained outstanding as of May 31, 2012.

The effective interest yields of the 2013 Notes, 2014 Notes, 2016 Notes, 2018 Notes, 2019 Notes, 2020 Notes, 2038 Notes, 2039 Notes and 2040 Notes (collectively, the Senior Notes) at May 31, 2012 were 4.96%, 3.75%, 5.32%, 5.76%, 5.05%, 3.90%, 6.52%, 6.19% and 5.45%, respectively. Interest is payable semi-annually for the Senior Notes. In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (1.39% at May 31, 2012; see Note 11 for additional information). All of the Senior Notes may be redeemed at any time, subject to payment of make-whole premiums for each series.

The Original Senior Notes and Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are effectively senior to the Original Senior Notes, Senior Notes and any of our commercial paper notes.

In the third quarter of fiscal 2012, shortly after the closing of our acquisition of RightNow, we repaid, in full, $255 million of RightNow’s legacy convertible notes.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

In the third quarter of fiscal 2010, shortly after the closing of our acquisition of Sun we repaid, in full, $700 million of Sun’s legacy convertible notes.

Future principal payments for all of our borrowings at May 31, 2012 were as follows (in millions):

Fiscal 2013	$2,950
Fiscal 2014	—
Fiscal 2015	1,500
Fiscal 2016	2,000
Fiscal 2017	—
Thereafter	10,000

Total	$16,450

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

During fiscal 2010, we issued $2.8 billion of unsecured short-term commercial paper notes pursuant to the CP Program (none issued in fiscal 2012 and 2011). As of May 31, 2012 and 2011, we had no commercial paper notes outstanding.

Revolving Credit Agreements

On May 29, 2012, we borrowed $1.7 billion pursuant to a revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement). Interest for the 2012 Credit Agreement is based on either (x) a “base rate” calculated as the highest of (i) JPMorgan’s prime rate, (ii) the federal funds effective rate plus 0.50% and (iii) the LIBOR for deposits in U.S. Dollars plus 1%, or (y) LIBOR for deposits made in U.S. Dollars plus 0.35%, depending on the type of borrowings made by us. The effective interest rate of our borrowing under the 2012 Credit Agreement is 0.24% at May 31, 2012. This borrowing is due on July 2, 2012, which is the termination date of the 2012 Credit Agreement.

The 2012 Credit Agreement contains certain customary representations, warranties and guarantees, and a capitalization covenant. Events of default result in the requirement to pay additional interest. If any of the events of default occur and are not cured, any unpaid amounts under the 2012 Credit Agreement may be declared immediately due and payable and the 2012 Credit Agreement may be terminated. We were in compliance with the 2012 Credit Agreement’s covenants as of May 31, 2012.

On May 27, 2011, we entered into two revolving credit agreements with BNP Paribas, as initial lender and administrative agent, and BNP Paribas Securities Corp., as sole lead arranger and sole bookrunner (the 2011 Credit Agreements), and borrowed $1.15 billion pursuant to these agreements. During fiscal 2012, we repaid the $1.15 billion and the 2011 Credit Agreements expired pursuant to their terms.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

9.	RESTRUCTURING ACTIVITIES

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Our management subsequently amended the Sun Restructuring Plan to reflect additional actions that we expect to take to improve the cost efficiencies in our merged operations. The total estimated restructuring costs associated with the Sun Restructuring Plan consisted primarily of employee severance expenses, abandoned facilities obligations and contract termination costs and were recorded to the restructuring expense line item within our consolidated statements of operations as they were recognized. We recorded $215 million, $439 million and $342 million of net restructuring expenses in connection with the Sun Restructuring Plan in fiscal 2012, 2011 and 2010, respectively. The execution of the Sun Restructuring Plan is substantially complete as of the end of fiscal 2012. Any changes to the estimates of executing the Sun Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

Fiscal 2012 Activity

(in millions)	Accrued May 31, 2011(2)	Year Ended May 31, 2012				Accrued May 31, 2012(2)
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$14	$46	$(8)	$(41)	$(2)	$9
Software license updates and product support	19	31	(2)	(35)	(1)	12
Hardware systems business	10	34	1	(33)	—	12
Services	9	32	(2)	(25)	(2)	12
General and administrative and other	100	92	(9)	(129)	(1)	53

Total Sun Restructuring	$152	$235	$(20)	$(263)	$(6)	$98

Total other restructuring plans(6)	$297	$65	$15	$(122)	$(16)	$239

Total restructuring plans	$449	$300	$(5)	$(385)	$(22)	$337

Fiscal 2011 Activity

(in millions)	Accrued May 31, 2010	Year Ended May 31, 2011				Accrued May 31, 2011(2)
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$5	$67	$(4)	$(55)	$1	$14
Software license updates and product support	3	52	(1)	(34)	(1)	19
Hardware systems business	42	53	(3)	(83)	1	10
Services	8	49	(4)	(43)	(1)	9
General and administrative and other	29	226	4	(154)	(5)	100

Total Sun Restructuring	$87	$447	$(8)	$(369)	$(5)	$152

Total other restructuring plans(6)	$459	$57	$(17)	$(223)	$21	$297

Total restructuring plans	$546	$504	$(25)	$(592)	$16	$449

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Fiscal 2010 Activity

(in millions)	Accrued May 31, 2009	Year Ended May 31, 2010				Accrued May 31, 2010
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses	$—	$6	$—	$(1)	$—	$5
Software license updates and product support	—	6	—	(3)	—	3
Hardware systems business	—	61	—	(19)	—	42
Services	—	11	—	(3)	—	8
General and administrative and other	—	258	—	(222)	(7)	29

Total Sun Restructuring	$—	$342	$—	$(248)	$(7)	$87

Total other restructuring plans(6)	$389	$292	$(84)	$(397)	$259	$459

Total restructuring plans	$389	$634	$(84)	$(645)	$252	$546

(1)

Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other, which included $23 million, $97 million and $44 million recorded during fiscal 2012, 2011 and 2010, respectively, for facilities related restructuring and contract termination costs.

(2)

The balances at May 31, 2012 and 2011 included $178 million and $244 million recorded in other current liabilities, respectively, and $159 million and $205 million recorded in other non-current liabilities, respectively.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)

Represents foreign currency translation and certain other adjustments. In addition, includes accrued restructuring plan liabilities of $275 million that were assumed from our acquisition of Sun during fiscal 2010.

(6)

Other restructuring plans presented in the table above included condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the current fiscal year impact to our consolidated statements of operations was not significant.

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2012	2011
Software license updates and product support	$5,565	$5,386
Hardware systems support	694	687
Services	403	438
New software licenses	353	263
Hardware systems products	20	28

Deferred revenues, current	7,035	6,802
Deferred revenues, non-current (in other non-current liabilities)	296	316

Total deferred revenues	$7,331	$7,118

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

as the services are performed. Deferred new software license revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time-based arrangements including cloud software subscription offerings and software license transactions that cannot be segmented from undelivered consulting or other services. Deferred hardware systems products revenues typically result from sales to customers, including channel partners and resellers, where revenue recognition criteria have not been met and transactions that cannot be segmented from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud software subscription, software license updates and product support and hardware systems support obligations assumed from our acquired companies. We have estimated the fair values of the obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the acquired obligations. The aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the new software licenses, software license updates and product support and hardware systems support deferred revenue balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Fair Value Hedges

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% 2014 Notes so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. The fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $69 million each as of May 31, 2012 and 2011.

We do not use any interest rate swap agreements for trading purposes.

Cash Flow Hedges

In relation to the variable interest obligations associated with our floating rate senior notes that were due and repaid in May 2010 (Floating Rate Notes), we had entered into certain variable to fixed interest rate swap agreements to manage the economic effects of the variable interest obligations and designated these agreements as qualifying cash flow hedges. Upon repayment of the Floating Rate Notes in May 2010, we settled the interest rate swap agreements associated with the Floating Rate Notes and no other arrangements were outstanding as of May 31, 2012 and 2011.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Net Investment Hedges

Periodically, we hedge net assets of certain of our international subsidiaries using foreign currency forward contracts to offset the translation and economic exposures related to our foreign currency-based investments in these subsidiaries. These contracts have been designated as net investment hedges pursuant to ASC 815. We entered into these net investment hedges for the majority of fiscal 2010. We suspended this program during our fourth quarter of fiscal 2010 and, as of May 31, 2012 and 2011, we have no contracts of this nature outstanding. For fiscal 2010, a $37 million net loss was recognized to accumulated other comprehensive income for the effective portion and a $1 million net gain was recognized to non-operating expense, net for the portion of the hedges that was ineffective and excluded from effectiveness testing related to these contracts.

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

As of May 31, 2012 and 2011, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.0 billion and $2.5 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $873 million and $1.6 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2012 and 2011.

Included in our non-operating income (expense), net were $43 million, $(39) million and $(35) million of net gains (losses) related to these forward contracts for the years ended May 31, 2012, 2011 and 2010, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2012, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2013	$406
Fiscal 2014	307
Fiscal 2015	227
Fiscal 2016	172
Fiscal 2017	129
Thereafter	294

Future minimum operating lease payments	1,535
Less: minimum payments to be received from non-cancelable subleases	(125)

Total future minimum operating lease payments, net	$1,410

Lease commitments included future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $249 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2012.

Rent expense was $329 million, $406 million and $318 million for fiscal 2012, 2011 and 2010, respectively, net of sublease income of approximately $89 million, $85 million and $73 million, respectively. Certain lease agreements contain renewal options providing for extensions of the lease terms.

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

As of May 31, 2012, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2013	$523
Fiscal 2014	49
Fiscal 2015	4
Fiscal 2016	3

Total	$579

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

As described in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we have contingent consideration payable as a result of our acquisition of Pillar Data that will settle in fiscal 2015.

As described in Note 2, we also have a commitment to acquire certain companies for cash consideration that we expect to pay upon the closing of these acquisitions. As described in Note 8, we have notes payable and other borrowings outstanding of $16.5 billion that mature at various future dates.

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

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 20, 2011, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $5.0 billion. On June 18, 2012, we announced that our Board of Directors approved a further expansion by an additional $10.0 billion. As of May 31, 2012, approximately $3.1 billion remained available for stock repurchases under the stock repurchase program prior to the June 2012 additional amount authorized. We repurchased 207.3 million shares for $6.0 billion (including 5.2 million shares for $136 million that were repurchased but not settled), 40.4 million shares for $1.2 billion and 43.3 million shares for $1.0 billion in fiscal 2012, 2011 and 2010, respectively, under the stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchase of our debt, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

During fiscal 2012, 2011 and 2010, our Board of Directors declared cash dividends of $0.24, $0.21, and $0.20 per share of our outstanding common stock, respectively, which we paid during the same period.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

In June 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of our outstanding common stock payable on August 3, 2012 to stockholders of record as of the close of business on July 13, 2012. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes:

	May 31,
(in millions)	2012	2011
Foreign currency translation gains, net	$251	$649
Unrealized losses on derivative financial instruments, net	(131)	(131)
Unrealized gains on marketable securities, net	100	30
Unrealized losses on defined benefit plans, net	(108)	(6)

Total accumulated other comprehensive income	$112	$542

14.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan, which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. During the second quarter of fiscal 2011, our stockholders, upon the recommendation of our Board of Directors, approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan). Upon approval, the termination date of the 2000 Plan was extended by ten years and the number of authorized shares of stock that may be issued under the 2000 Plan was increased by 388,313,015 shares. Under the terms of the 2000 Plan, options to purchase common stock are granted at not less than fair market value, become exercisable as established by the Board (generally 25% annually over four years under our current practice) and generally expire no more than ten years from the date of grant. As of May 31, 2012, options to purchase 399 million shares of common stock were outstanding under the 2000 Plan, of which 177 million were vested. As of May 31, 2012, approximately 398 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock-based awards or long-term performance awards under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Directors’ Plan), which provides for the issuance of non-qualified stock options to non-employee directors. The Director’s Plan has from time to time been amended and restated, most recently in fiscal 2010. Under the terms of the Directors’ Plan, options to purchase 8 million shares of common stock were reserved for issuance, options are granted at not less than fair market value, become exercisable over four years and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. At May 31, 2012, options to purchase approximately 3 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which approximately 2 million were vested. As of May 31, 2012, approximately 1 million shares were available for future option awards under this plan.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

In connection with certain of our acquisitions, we assumed certain outstanding stock options and other restricted stock-based awards of each acquiree’s respective stock plans. These stock options and other restricted stock-based awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2012, options to purchase 20 million shares of common stock and 3 million shares of restricted stock-based awards were outstanding under these plans.

The following table summarizes stock option activity for our last three fiscal years ended May 31, 2012:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2009	359	$18.32
Granted	72	$21.23
Assumed	23	$55.77
Exercised	(60)	$14.03
Canceled	(42)	$43.93

Balance, May 31, 2010	352	$18.84
Granted	110	$22.58
Assumed	1	$16.38
Exercised	(78)	$16.73
Canceled	(31)	$29.17

Balance, May 31, 2011	354	$19.53
Granted	112	$32.05
Assumed	8	$12.17
Exercised	(39)	$16.61
Canceled	(13)	$29.31

Balance, May 31, 2012	422	$22.66

Options outstanding that have vested and that are expected to vest as of May 31, 2012 were as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of May 31, 2012 (in millions)	Aggregate Intrinsic Value(1) (in millions)
Vested	194	$18.00	4.84	188	$1,718
Expected to vest(2)	204	$26.44	8.30	106	556

Total	398	$22.33	6.61	294	$2,274

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2012 of $26.47 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2012 was approximately $1.1 billion and is expected to be recognized over a weighted average period of 2.66 years. Approximately 24 million shares outstanding as of May 31, 2012 were not expected to vest.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2012	2011	2010
Sales and marketing	$122	$87	$81
Software license updates and product support	18	14	17
Hardware systems products	1	2	3
Hardware systems support	5	5	2
Services	23	16	14
Research and development	295	231	172
General and administrative	162	145	132
Acquisition related and other	33	10	15

Total stock-based compensation	659	510	436
Estimated income tax benefit included in provision for income taxes	(216)	(170)	(146)

Total stock-based compensation, net of estimated income tax benefit	$443	$340	$290

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the date of grant or date of acquisition for options and restricted stock-based awards assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for fiscal 2012, 2011 and 2010:

	Year Ended May 31,
	2012	2011	2010
Expected life (in years)	5.1	5.1	4.7
Risk-free interest rate	1.6%	1.8%	2.1%
Volatility	30%	33%	31%
Dividend yield	0.8%	0.9%	0.9%
Weighted-average fair value per share	$9.30	$6.61	$5.21

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by our Board of Directors and the volatility input is calculated based on the implied volatility of our publicly traded options.

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $622 million, $1.3 billion and $812 million for fiscal 2012, 2011 and 2010, respectively. The aggregate intrinsic value of options exercised and vesting of restricted stock-based awards was $587 million, $1.1 billion and $647 million for fiscal 2012, 2011 and 2010, respectively. In connection with these exercises and vesting of restricted stock-based awards, the tax benefits realized by us were $182 million, $325 million and $203 million for fiscal 2012, 2011 and 2010, respectively. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $97 million, $215 million and $110 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2012, 2011 and 2010, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2012, 67 million shares were reserved for future issuances under the Purchase Plan. We issued 4 million shares under the Purchase Plan in each of fiscal 2012 and 2011 and 3 million shares in fiscal 2010.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $344 million, $312 million and $253 million for fiscal 2012, 2011 and 2010, respectively. The number of plan participants in our benefit plans has generally increased in recent years primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $125 million, $119 million and $90 million in fiscal 2012, 2011 and 2010, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $264 million as of May 31, 2012 and were each approximately $260 million as of May 31, 2011 and are presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $55 million, $76 million and $29 million for fiscal 2012, 2011 and 2010, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans were $691 million and $297 million as of May 31, 2012, respectively, and $584 million and $181 million as of May 31, 2011, respectively.

15.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2012	2011	2010
Domestic	$6,284	$6,378	$4,282
Foreign	6,678	5,033	3,961

Income before provision for income taxes	$12,962	$11,411	$8,243

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2012	2011	2010
Current provision:
Federal	$1,611	$1,817	$1,307
State	257	263	299
Foreign	1,104	1,037	1,013

Total current provision	2,972	3,117	2,619

Deferred provision (benefit):
Federal	267	(179)	(380)
State	14	14	(76)
Foreign	(272)	(88)	(55)

Total deferred provision (benefit)	9	(253)	(511)

Total provision for income taxes	$2,981	$2,864	$2,108

Effective income tax rate	23.0%	25.1%	25.6%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2012	2011	2010
Tax provision at statutory rate	$4,537	$3,994	$2,885
Foreign earnings at other than United States rates	(1,474)	(1,125)	(672)
State tax expense, net of federal benefit	171	188	161
Settlements and releases from judicial decisions and statute expirations, net	(132)	(53)	(315)
Domestic production activity deduction	(178)	(206)	(95)
Other, net	57	66	144

Total provision for income taxes	$2,981	$2,864	$2,108

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2012	2011
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Acquired intangible assets	(1,974)	(1,816)
Unremitted earnings	(322)	(44)

Total deferred tax liabilities	$(2,426)	$(1,990)

Deferred tax assets:
Accruals and allowances	$609	$543
Employee compensation and benefits	905	742
Differences in timing of revenue recognition	196	305
Depreciation and amortization	253	483
Tax credit and net operating loss carryforwards	2,537	2,675
Other	50	119

Total deferred tax assets	$4,550	$4,867

Valuation allowance	$(728)	$(772)

Net deferred tax assets	$1,396	$2,105

Recorded as:
Current deferred tax assets	$877	$1,189
Non-current deferred tax assets	595	1,076
Current deferred tax liabilities (in other current liabilities)	(28)	(101)
Non-current deferred tax liabilities (in other non-current liabilities)	(48)	(59)

Net deferred tax assets	$1,396	$2,105

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. During the third quarter of fiscal 2012, we increased the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States. If these subsidiaries generate sufficient earnings in the future, our provision for income taxes may continue to be favorably affected to a meaningful extent, although any such favorable effects could be significantly reduced under a variety of circumstances. At May 31, 2012, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $20.9 billion and $4.3 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $6.3 billion and $1.4 billion, respectively.

Our net deferred tax assets were $1.4 billion and $2.1 billion as of May 31, 2012 and May 31, 2011, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

The valuation allowance was $728 million at May 31, 2012 and $772 million at May 31, 2011. Substantially all of the valuation allowances as of May 31, 2012 and 2011 relate to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2012, we had federal net operating loss carryforwards of approximately $726 million. These losses expire in various years between fiscal 2016 and fiscal 2031, and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $2.9 billion, which expire between fiscal 2013 and fiscal 2031, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.8 billion, which are subject to limitations on their utilization. Approximately $1.5 billion of these net operating losses are not currently subject to expiration dates. The remainder, approximately $302 million, expire between fiscal 2013 and fiscal 2032. We had tax credit carryforwards of approximately $1.0 billion, which are subject to limitations on their utilization. Approximately $346 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $691 million, expire in various years between fiscal 2013 and fiscal 2029.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2012	2011	2010
Gross unrecognized tax benefits as of June 1	$3,160	$2,527	$2,262
Increases related to tax positions from prior fiscal years	99	128	94
Decreases related to tax positions from prior fiscal years	(169)	(102)	(491)
Increases related to tax positions taken during current fiscal year	522	639	813
Settlements with tax authorities	(187)	(23)	(88)
Lapses of statutes of limitation	(84)	(53)	(48)
Other, net	(65)	44	(15)

Total gross unrecognized tax benefits as of May 31	$3,276	$3,160	$2,527

As of May 31, 2012, $3.3 billion of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $46 million, $22 million and $3 million during fiscal 2012, 2011 and 2010, respectively. Interest and penalties accrued as of May 31, 2012 and 2011 were $683 million and $669 million, respectively.

During fiscal 2010, the provision for income taxes was reduced due to judicial decisions, including the March 2010 U.S. Court of Appeals Ninth Circuit ruling in Xilinx v. Commissioner, and settlements with various worldwide tax authorities.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2010. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, issues related to certain capital gains and losses, extraterritorial income exemptions, domestic production activity deductions, stewardship deductions, stock-based compensation and foreign tax credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2012, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $518 million ($423 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000 and we are no longer subject to audit for those periods.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2012, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $189 million ($123 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing. Other issues are related to years with expiring statutes of limitation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

We previously negotiated three successive unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements were effective for fiscal years through May 31, 2006. We have reached final agreement with the IRS for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2013. However, these agreements do not cover substantial elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized bilateral Advance Pricing Agreements, which are effective for the years ending May 31, 2002 through May 31, 2006 and May 31, 2007 through May 31, 2013.

16.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have three businesses—software, hardware systems and services— which are further divided into certain operating segments. Our software business is comprised of two operating segments: (1) new software licenses and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. All other operating segments are combined under our services business.

The new software licenses line of business is engaged in the licensing of our database and middleware software and our applications software and our cloud software subscription offerings. Database and middleware software generally includes database and database management software; application server and cloud application software; Service-Oriented Architecture and business process management software; business intelligence software; identity and access management software; data integration software; web experience management, portals, content management and social network software; and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software including human capital management; customer relationship management; financials; governance, risk and compliance; procurement; supply chain management; enterprise portfolio project management; enterprise performance management; business intelligence analytic applications; web commerce and industry-specific applications. Our cloud software subscription offerings include Oracle Cloud, which is a family of our cloud-based software subscription offerings that provides our customers and partners subscription-based, self-service access to certain of our database and middleware, and applications software. Our cloud software subscription offerings also include Oracle RightNow Customer Experience and Oracle Taleo Talent Management Cloud Service, among others.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

The software license updates and product support line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of computer server, storage and networking product offerings and hardware-related software, including the Oracle Solaris Operating System. As a part of this line of business, we offer our Oracle Engineered Systems, including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, SPARC SuperCluster, Oracle Database Appliance, and Oracle Big Data Appliance, which are engineered to run certain of our hardware and software offerings to create performance and operational cost advantages for customers. Most of our computer servers are based on our SPARC family of microprocessors and on microprocessors from Intel Corporation. Our servers range from high performance computing servers to cost efficient, entry-level servers, and run with Oracle Solaris, Oracle Linux and certain other operating systems environments. Our storage products are designed to securely manage, protect, archive and restore customers’ data assets and consist of tape, disk and networking solutions for open systems and mainframe server environments. Our hardware systems support line of business offers customers contracts that provide software updates for the software components that are essential to the functionality of our hardware systems and storage products and may also include product repairs, maintenance services and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting, managed cloud services and education services. Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Oracle managed cloud services provide comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers, or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Education services provide training to customers, partners and employees as a part of our mission to further the adoption and usage of our software and hardware products by our customers and to create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Year Ended May 31,
(in millions)	2012	2011	2010
New software licenses:
Revenues(1)	$9,910	$9,220	$7,525
Sales and distribution expenses	5,107	4,692	3,980

Margin(2)	$4,803	$4,528	$3,545
Software license updates and product support:
Revenues(1)	$16,258	$14,876	$13,175
Software license update and product support expenses	1,116	1,144	958

Margin(2)	$15,142	$13,732	$12,217
Total software business:
Revenues(1)	$26,168	$24,096	$20,700
Expenses	6,223	5,836	4,938

Margin(2)	$19,945	$18,260	$15,762
Hardware systems products:
Revenues	$3,827	$4,382	$1,493
Hardware systems products expenses	1,841	2,061	850
Sales and distribution expenses	1,050	960	307

Margin(2)	$936	$1,361	$336
Hardware systems support:
Revenues(1)	$2,505	$2,710	$912
Hardware systems support expenses	1,006	1,221	408

Margin(2)	$1,499	$1,489	$504
Total hardware systems business:
Revenues(1)	$6,332	$7,092	$2,405
Expenses	3,897	4,242	1,565

Margin(2)	$2,435	$2,850	$840
Total services business:
Revenues(1)	$4,721	$4,662	$3,929
Services expenses	3,662	3,643	3,245

Margin(2)	$1,059	$1,019	$684
Totals:
Revenues(1)	$37,221	$35,850	$27,034
Expenses	13,782	13,721	9,748

Margin(2)	$23,439	$22,129	$17,286

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses revenues for management reporting included revenues related to cloud software subscription contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amount of $22 million for fiscal 2012. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $48 million, $80 million and $86 million for fiscal 2012, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $30 million, $148 million and $128 million for fiscal 2012, 2011 and 2010, respectively. See Note 10 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, information technology, marketing and partner programs and corporate and general and administrative expenses. Additionally, the margins do not reflect inventory fair value adjustments, amortization of intangible assets, acquisition related and other expenses, restructuring expenses or stock-based compensation.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2012	2011	2010
Total revenues for operating segments	$37,221	$35,850	$27,034
New software licenses revenues(1)	(22)	—	—
Software license updates and product support revenues(1)	(48)	(80)	(86)
Hardware systems support revenues(1)	(30)	(148)	(128)

Total revenues	$37,121	$35,622	$26,820

Total margin for operating segments	$23,439	$22,129	$17,286
New software licenses revenues(1)	(22)	—	—
Software license updates and product support revenues(1)	(48)	(80)	(86)
Hardware systems support revenues(1)	(30)	(148)	(128)
Hardware systems products expenses(2)	—	—	(29)
Product development and information technology expenses	(4,630)	(4,778)	(3,479)
Marketing and partner program expenses	(581)	(601)	(503)
Corporate and general and administrative expenses	(945)	(800)	(755)
Amortization of intangible assets	(2,430)	(2,428)	(1,973)
Acquisition related and other	(56)	(208)	(154)
Restructuring	(295)	(487)	(622)
Stock-based compensation	(626)	(500)	(421)
Interest expense	(766)	(808)	(754)
Other, net	(48)	120	(139)

Income before provision for income taxes	$12,962	$11,411	$8,243

(1)

New software licenses revenues for management reporting included revenues related to cloud software subscription contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amount of $22 million for fiscal 2012. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $48 million, $80 million and $86 million for fiscal 2012, 2011 and 2010, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $30 million, $148 million and $128 million for fiscal 2012, 2011 and 2010, respectively.

(2)

Represents the effects of fair value adjustments to our inventories acquired from Sun that were sold to customers in fiscal 2010. Business combination accounting rules require us to account for inventories assumed from our acquisitions at their fair values. The amount included in hardware systems products expenses above is intended to adjust these expenses to the hardware systems products expenses that would have been otherwise recorded by Sun as an independent entity upon the sale of these inventories. If we assume inventories in future acquisitions, we will be required to assess their fair values, which may result in fair value adjustments to those inventories.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for fiscal 2012, 2011 or 2010.

	As of and for the Year Ended May 31,
	2012		2011		2010
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$15,767	$2,468	$15,274	$2,359	$11,472	$2,141
United Kingdom	2,302	171	2,200	168	1,685	136
Japan	1,865	550	1,731	551	1,349	505
Germany	1,484	47	1,475	29	1,112	20
Canada	1,234	37	1,174	16	888	10
Australia	1,163	38	1,041	34	687	28
France	1,162	16	1,145	15	965	24
Other countries	12,144	741	11,582	661	8,662	632

Total	$37,121	$4,068	$35,622	$3,833	$26,820	$3,496

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2012	2011	2010
Net income	$9,981	$8,547	$6,135

Weighted average common shares outstanding	5,015	5,048	5,014
Dilutive effect of employee stock plans	80	80	59

Dilutive weighted average common shares outstanding	5,095	5,128	5,073

Basic earnings per share	$1.99	$1.69	$1.22
Diluted earnings per share	$1.96	$1.67	$1.21
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	110	57	141

(1)

These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future. See Note 14 for information regarding the exercise prices of our outstanding, unexercised options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

18.	LEGAL PROCEEDINGS

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly-owned subsidiary, SAP America, Inc., and its wholly-owned subsidiary, TomorrowNow, Inc., (the SAP Subsidiary, and collectively, the SAP Defendants) alleging that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property, including software code and knowledge management solutions. The claims alleged in the final operative complaint, Oracle’s Fourth Amended Complaint, filed on August 18, 2009, include infringement of the federal Copyright Act, breach of contract, violations of the Federal Computer Fraud and Abuse Act and the California Computer Data Access and Fraud Act, civil conspiracy, trespass, violation of the California Unfair Business Practices Act and intentional and negligent interference with prospective economic advantage. The SAP Defendants filed an Answer on August 26, 2009.

On September 13, 2010, the court approved a stipulation by the parties whereby the SAP Subsidiary stipulated to all liability on all claims and SAP AG and SAP America, Inc. stipulated to vicarious liability on the copyright claims against the SAP Subsidiary, and the SAP Defendants retained all defenses related to damages.

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

On September 23, 2011, Oracle filed a motion for certification of the order for immediate appeal, which the court denied on January 6, 2012. On February 6, 2012, Oracle rejected the remittitur and requested a new trial. The new trial, which will be to determine the amount of damages, is currently scheduled to commence on August 27, 2012, or as soon thereafter as the court is available.

On September 14, 2011, the SAP Subsidiary pled guilty to criminal copyright infringement and unauthorized access to a protected computer with intent to defraud. Under a plea agreement reached with the U.S. Attorney’s office, the SAP Subsidiary is required to pay a fine of $20 million to the United States, to pay restitution to Oracle in an amount to be determined through the pending civil action and to remain on probation for a term of three years.

Derivative Litigations and Related Action

On August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. On August 19, 2010, a similar stockholder derivative lawsuit was filed in the Superior Court of the State of California, County of San Mateo. The derivative suits were brought by alleged stockholders of Oracle, purportedly on our behalf, against some of our current officers and directors and one officer and director who has since left the company. Plaintiffs allege that the officer and director defendants are responsible for certain alleged conduct in a qui tam action that had been filed against Oracle in the United States District Court for the Eastern District of Virginia. On July 29, 2010, the United States government filed a Complaint in

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

Intervention in the qui tam action, alleging that Oracle made false and fraudulent statements to the General Services Administration (GSA) in 1997-98 regarding Oracle’s commercial pricing practices, discounts provided to Oracle’s commercial customers and discounts provided to government purchasers. On October 6, 2011, the parties signed a settlement agreement, which resolved the qui tam action without any admission of liability on the part of Oracle. Under the terms of the settlement, Oracle paid the United States $199.5 million and paid relator’s counsel $2 million for attorneys’ fees in exchange for a release of claims as set forth in the agreement. The court dismissed the qui tam action with prejudice on October 11, 2011.

Although the qui tam action has been dismissed, plaintiffs in the derivative suits allege that the officer and director defendants have exposed Oracle to reputational damage, potential monetary damages and costs relating to the investigation, defense and remediation of the underlying claims. Plaintiffs bring claims for breach of fiduciary duty, abuse of control and unjust enrichment. Following consolidation of the actions and plaintiffs’ filing of a consolidated complaint on February 10, 2011, Oracle moved to dismiss the complaint. On November 9, 2011, the court granted Oracle’s motion to dismiss and granted plaintiffs leave to file an amended complaint. The parties have agreed to mediate all disputes relating to this matter. Accordingly, the parties entered into a stipulated stay of this action, which the court signed on February 8, 2012.

On September 8, 2011, another stockholder derivative lawsuit based on the qui tam action was filed in the United States District Court for the Northern District of California, alleging similar theories and seeking similar relief as the consolidated cases mentioned above. This derivative suit was brought by an alleged stockholder of Oracle, purportedly on our behalf, against some of our current officers and directors. On October 4, 2011, and again on April 9, 2012, the court approved a stipulated stay of this action. The parties have agreed to mediate all disputes relating to this matter. Oracle believes that the claims in the qui tam action were meritless, that there are additional defenses to plaintiff’s bringing this action on Oracle’s behalf and that there are additional defenses to plaintiffs’ in the consolidated cases bringing that action on Oracle’s behalf.

On September 12, 2011, two alleged stockholders of Oracle filed a Verified Petition for Writ of Mandate for Inspection of Corporate Books and Records in the Superior Court of the State of California, County of San Mateo. The petition names as respondents Oracle and two of our officers. Citing the claims in a qui tam action (discussed above), the alleged stockholders claim that they are investigating alleged corporate mismanagement and alleged improper and fraudulent practices relating to the pricing of Oracle’s products supplied to the United States government. The alleged stockholders request that the court issue a writ of mandate compelling the inspection of certain of the company’s accounting books and records and minutes of meetings of the stockholders, the Board of Directors and the committees of the Board of Directors, related to those allegations, plus expenses of the audit and attorneys’ fees. On October 5, 2011, the alleged stockholders dismissed their claims against the two company officers and filed an Application for a Writ of Mandate in support of their previously filed Verified Petition. At a hearing on November 10, 2011, the court granted the alleged stockholders’ Application, which was confirmed in a judgment on December 12, 2011. Oracle filed a notice of appeal on February 2, 2012. The parties have agreed to mediate all disputes relating to this matter. Accordingly, the parties entered into a stipulated stay of further proceedings in the San Mateo Superior Court, which the court signed on February 6, 2012. Oracle believes that the claims in the qui tam action were meritless.

On June 5, 2012, the parties in the derivative actions discussed above and the Writ of Mandate action met with a mediator and, at the end of the mediation session, the parties agreed to continue discussing a potential resolution of these matters.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2012

an excessive price. Plaintiffs allege breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets and unjust enrichment. Plaintiffs seek an injunction of the Pillar Data transaction, rescission of the Pillar Data transaction, disgorgement of our Chief Executive Officer’s alleged profits and other declaratory and monetary relief. On January 13, 2012, plaintiffs filed an amended complaint. On February 29, 2012, defendants filed a motion to dismiss the amended complaint; plaintiffs filed an opposition on April 27, 2012; and defendants filed a reply on May 18, 2012. A hearing on this motion is scheduled for August 22, 2012.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2010	$270	$143	$(92)	$(16)	$305

May 31, 2011	$305	$164	$(113)	$16	$372

May 31, 2012	$372	$92	$(107)	$(34)	$323

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 26, 2012	By:	/s/ LAWRENCE J. ELLISON
Lawrence J. Ellison
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2012

/S/ SAFRA A. CATZ Safra A. Catz	President, Chief Financial Officer and Director (Principal Financial Officer)	June 26, 2012

/S/ WILLIAM COREY WEST William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 26, 2012

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors	June 26, 2012

/S/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 26, 2012

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 26, 2012

/S/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 26, 2012

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 26, 2012

/S/ GEORGE H. CONRADES George H. Conrades	Director	June 26, 2012

/S/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 26, 2012

/S/ MARK V. HURD Mark V. Hurd	President and Director	June 26, 2012

/S/ DONALD L. LUCAS Donald L. Lucas	Director	June 26, 2012

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 26, 2012

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Here with
		Form	File No.	Exhibit	Filing Date	Filed By
3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Form of Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Form of New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 3.75% Note due 2014, 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.08	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Here with
		Form	File No.	Exhibit	Filing Date	Filed By

4.09	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on July 13, 2009	10-Q	000-51788	10.03	9/21/09	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 6, 2010	8-K	000-51788	10.30	10/13/10	Oracle Corporation

10.05*	Form of Stock Option Agreements under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	000-51788	10.05	12/23/11	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-51788	10.06	12/23/11	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08	Form of Commercial Paper Dealer Agreement relating to the $5,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

10.09	Issuing and Paying Agency Agreement between Oracle Corporation and JPMorgan Chase Bank, National Association dated as of February 3, 2006	8-K	000-51788	10.3	2/9/06	Oracle Corporation

10.10*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.11*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.12*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Here with
		Form	File No.	Exhibit	Filing Date	Filed By

10.13*	Resignation Agreement dated May 11, 2011 between Oracle Corporation and Jeffrey E. Epstein	10-K	000-51788	10.15	6/28/11	Oracle Corporation

10.14*	Sun Microsystems, Inc. 2007 Omnibus Incentive Plan	10-Q	000-15086	10.1	2/6/08	Sun Microsystems, Inc.

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X

31.01	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act—Lawrence J. Ellison						X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Safra A. Catz						X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended May 31, 2012, 2011 and 2010 (iii) Consolidated Statements of Equity for the years ended May 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended May 31, 2012, 2011 and 2010, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedule II						X

*	Indicates management contract or compensatory plan or arrangement