Form 10-Q
period 2012-08-31
ORACLE CORP
filed 2012-09-24
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

The number of shares of registrant’s common stock outstanding as of September 17, 2012 was: 4,819,056,000.

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

•	our expectation to incur the majority of the remaining expenses pursuant to the Fiscal 2013 Oracle Restructuring Plan through fiscal 2014;

•

our expectation that to the extent customers renew support contracts or cloud software subscriptions contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2013, which runs from June 1, 2012 to May 31, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2012 and May 31, 2012

(Unaudited)

(in millions, except per share data)	August 31, 2012	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,667	$14,955
Marketable securities	15,940	15,721
Trade receivables, net of allowances for doubtful accounts of $318 and $323 as of August 31, 2012 and May 31, 2012, respectively	3,775	6,377
Inventories	148	158
Deferred tax assets	913	877
Prepaid expenses and other current assets	1,729	1,935

Total current assets	38,172	40,023

Non-current assets:
Property, plant and equipment, net	3,037	3,021
Intangible assets, net	7,376	7,899
Goodwill	25,288	25,119
Deferred tax assets	547	595
Other assets	2,138	1,670

Total non-current assets	38,386	38,304

Total assets	$76,558	$78,327

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,250	$2,950
Accounts payable	388	438
Accrued compensation and related benefits	1,472	2,002
Deferred revenues	8,316	7,035
Other current liabilities	2,529	2,963

Total current liabilities	13,955	15,388

Non-current liabilities:
Notes payable and other non-current borrowings	13,521	13,524
Income taxes payable	3,732	3,759
Other non-current liabilities	1,614	1,569

Total non-current liabilities	18,867	18,852

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,831 shares as of August 31, 2012 and 4,905 as of May 31, 2012	17,901	17,489
Retained earnings	25,117	26,087
Accumulated other comprehensive income	311	112

Total Oracle Corporation stockholders’ equity	43,329	43,688
Noncontrolling interests	407	399

Total equity	43,736	44,087

Total liabilities and equity	$76,558	$78,327

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2012 and 2011

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2012	2011
Revenues:
New software licenses and cloud software subscriptions	$1,574	$1,498
Software license updates and product support	4,140	4,022

Software revenues	5,714	5,520
Hardware systems products	779	1,029
Hardware systems support	574	645

Hardware systems revenues	1,353	1,674
Services revenues	1,114	1,180

Total revenues	8,181	8,374

Operating expenses:
Sales and marketing(1)	1,545	1,630
Software license updates and product support(1)	283	297
Hardware systems products(1)	384	472
Hardware systems support(1)	224	283
Services(1)	884	936
Research and development	1,201	1,050
General and administrative	275	311
Amortization of intangible assets	619	592
Acquisition related and other	(258)	19
Restructuring	145	101

Total operating expenses	5,302	5,691

Operating income	2,879	2,683
Interest expense	(188)	(192)
Non-operating income (expense), net	11	(20)

Income before provision for income taxes	2,702	2,471
Provision for income taxes	668	631

Net income	$2,034	$1,840

Earnings per share:
Basic	$0.42	$0.36

Diluted	$0.41	$0.36

Weighted average common shares outstanding:
Basic	4,867	5,062

Diluted	4,939	5,150

Dividends declared per common share	$0.06	$0.06

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2012 and 2011

(Unaudited)

	Three Months Ended August 31,
(in millions)	2012	2011
Net income	$2,034	$1,840
Other comprehensive income, net of tax:
Net foreign currency translation gains	67	52
Net unrealized gains on defined benefit plans	5	1
Net unrealized gains (losses) on marketable securities	127	(3)

Total other comprehensive income, net	199	50

Comprehensive income	$2,233	$1,890

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2012 and 2011

(Unaudited)

	Three Months Ended August 31,
(in millions)	2012	2011
Cash Flows From Operating Activities:
Net income	$2,034	$1,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127	117
Amortization of intangible assets	619	592
Deferred income taxes	64	(116)
Stock-based compensation	193	148
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	120	39
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(62)	(24)
Other, net	37	27
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,630	2,483
Decrease in inventories	10	57
(Increase) decrease in prepaid expenses and other assets	(72)	469
Decrease in accounts payable and other liabilities	(943)	(1,374)
(Decrease) increase in income taxes payable	(329)	159
Increase in deferred revenues	1,243	1,004

Net cash provided by operating activities	5,671	5,421

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(6,804)	(12,588)
Proceeds from maturities and sales of marketable securities and other investments	6,794	6,768
Acquisitions, net of cash acquired	(361)	(343)
Capital expenditures	(139)	(160)

Net cash used for investing activities	(510)	(6,323)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(3,076)	(800)
Proceeds from issuances of common stock	517	182
Payments of dividends to stockholders	(292)	(304)
Repayments of borrowings	(1,700)	(1,150)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	62	24
Distributions to noncontrolling interests	(31)	(163)

Net cash used for financing activities	(4,520)	(2,211)

Effect of exchange rate changes on cash and cash equivalents	71	112

Net increase (decrease) in cash and cash equivalents	712	(3,001)
Cash and cash equivalents at beginning of period	14,955	16,163

Cash and cash equivalents at end of period	$15,667	$13,162

Non-cash investing and financing transactions:
Fair value of contingent consideration payable in connection with acquisition	$—	$346
(Decrease) increase in unsettled repurchases of common stock	$(1)	$23

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2013.

Pursuant to our adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, we elected to present separate consolidated statements of comprehensive income. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 that have had a significant impact on our consolidated financial statements or notes thereto.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

New Software Licenses and Cloud Software Subscriptions Revenues

New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Our new software licenses and cloud software subscriptions revenues for the three months ended August 31, 2012 and 2011 were as follows:

	Three Months Ended August 31,
(in millions)	2012	2011
New software licenses	$1,371	$1,413
Cloud software subscriptions	203	85

Total new software licenses and cloud software subscriptions revenues	$1,574	$1,498

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (further discussed in Note 2 below) and certain other operating expenses or income, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Three Months Ended August 31,
(in millions)	2012	2011
Transitional and other employee related costs	$10	$11
Stock-based compensation	17	1
Professional fees and other, net	(301)	—
Business combination adjustments, net	16	7

Total acquisition related and other expenses	$(258)	$19

Included in our acquisition related and other expenses for the three months ended August 31, 2012 was a benefit of $306 million related to certain litigation (see Note 14 for additional information), which reduced our expenses in this period.

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

	Three Months Ended August 31,
(in millions)	2012	2011
Interest income	$57	$57
Foreign currency losses, net	(26)	(29)
Noncontrolling interests in income	(33)	(28)
Other income (losses), net	13	(20)

Total non-operating income (expense), net	$11	$(20)

Sales of Financing Receivables

We offer certain of our customers the option to acquire our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended August 31, 2012 and 2011, $1.0 billion and $779 million of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment:    In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2013 Acquisitions

During the first quarter of fiscal 2013, we acquired certain companies to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. In addition, as of August 31, 2012, we have agreed to acquire certain companies for amounts that are not material to our business and expect to close such acquisitions within the next twelve months.

Fiscal 2012 Acquisitions

Acquisition of Taleo Corporation

On April 5, 2012, we completed our acquisition of Taleo Corporation (Taleo), a provider of cloud-based talent management solutions. We have included the financial results of Taleo in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Taleo was approximately $2.0 billion, which consisted of approximately $2.0 billion in cash and $10 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $1.1 billion of identifiable intangible assets and $264 million of net tangible liabilities related primarily to deferred tax liabilities and customer performance obligations that were assumed as a part of this acquisition based on their estimated fair values, and $1.2 billion of residual goodwill.

Acquisition of RightNow Technologies, Inc.

On January 25, 2012, we completed our acquisition of RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. We have included the financial results of RightNow in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for RightNow was approximately $1.5 billion, which consisted of approximately $1.5 billion in cash and $14 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $697 million of identifiable intangible assets and $246 million of net tangible liabilities related primarily to customer performance obligations, convertible debt and deferred tax liabilities that were assumed as a part of this acquisition based on their estimated fair values, and $1.1 billion of residual goodwill.

Acquisition of Pillar Data Systems, Inc.

On July 18, 2011, we acquired Pillar Data Systems, Inc. (Pillar Data), a provider of enterprise storage systems solutions. Prior to the acquisition, Pillar Data was directly and indirectly majority-owned and controlled by Lawrence J. Ellison, our Chief Executive Officer, director and largest stockholder. Pursuant to the agreement and plan of merger dated as of June 29, 2011 (Merger Agreement), we acquired all of the issued and outstanding equity interests of Pillar Data from the stockholders in exchange for rights to receive contingent cash consideration (Earn-Out), if any, pursuant to an Earn-Out calculation. An affiliate of Mr. Ellison’s has a preference right to receive the first approximately $565 million of the Earn-Out, if any, and rights to 55% of any amount of the Earn-Out that exceeds $565 million. The Earn-Out calculation methodology as defined by the Merger Agreement was disclosed in Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012. We do not expect the amount of the Earn-Out or its potential impact will be material to our results of operations or financial position.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The estimated fair value of the liability for contingent consideration as of the acquisition date, representing the purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. This purchase price payable may differ from the amount that is ultimately payable with any changes in the liability recorded as acquisition related and other in our consolidated statements of operations until the liability is settled. We have recorded $142 million of identifiable intangible assets and $16 million of net tangible liabilities, based on their estimated fair values, and $220 million of residual goodwill. Subsequent to the date of acquisition, the estimated fair value of the Earn-Out liability increased to $403 million as of August 31, 2012 primarily as a result of the passage of time and the corresponding impact of discounting. Our valuation techniques and inputs used to estimate the fair value of the Earn-Out liability are described in Note 3 below.

Other Fiscal 2012 Acquisitions

During fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $1.6 billion and consisted of approximately $1.6 billion in cash and $5 million for the fair values of stock options assumed. We have recorded $540 million of identifiable intangible assets and $15 million of net tangible assets, based on their estimated fair values, and $1.1 billion of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for certain acquisitions completed during fiscal 2012 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Taleo, RightNow, Pillar Data and certain other companies that we acquired since the beginning of fiscal 2012 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2012. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2012. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2012.

The unaudited pro forma financial information for the three months ended August 31, 2012 combined the historical results of Oracle for the three months ended August 31, 2012, and the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

The unaudited pro forma financial information for the three months ended August 31, 2011 combined the historical results of Oracle for the three months ended August 31, 2011, the historical results of Taleo for the three months ended September 30, 2011 (due to differences in reporting periods), the historical results of RightNow for the three months ended September 30, 2011 (due to differences in reporting periods), the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended August 31,
(in millions, except per share data)	2012	2011
Total revenues	$8,183	$8,573
Net income	$2,032	$1,755
Basic earnings per share	$0.42	$0.35
Diluted earnings per share	$0.41	$0.34

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with the guidance provided by FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

August 31, 2012

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	August 31, 2012				May 31, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25	$—	$—	$25	$25	$—	$—	$25
U.S. Treasury, U.S. government and U.S. government agency debt securities	100	—	—	100	100	—	—	100
Commercial paper debt securities	—	15,435	—	15,435	—	13,954	—	13,954
Corporate debt securities and other	433	2,633	—	3,066	229	1,983	—	2,212
Derivative financial instruments	—	65	—	65	—	69	—	69

Total assets	$558	$18,133	$—	$18,691	$354	$16,006	$—	$16,360

Liabilities:
Contingent consideration	$—	$—	$403	$403	$—	$—	$387	$387

Our valuation techniques used to measure the fair values of our money market funds, U.S. Treasury, U.S. government and U.S. government agency debt securities and certain other marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Substantially all of these instruments have maturity dates, if any, within two years from our date of purchase. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, all of which mature within two years and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others. The fair value of contingent consideration payable that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of Pillar Data, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Merger Agreement.

Based on the trading prices of our $14.8 billion and $16.5 billion of borrowings, which consisted of senior notes that were outstanding as of August 31, 2012 and senior notes and short-term borrowings that were outstanding as of May 31, 2012, respectively, the estimated fair values of our borrowings using Level 2 inputs at August 31, 2012 and May 31, 2012 were $17.8 billion and $19.3 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

	August 31,	May 31,
(in millions)	2012	2012
Raw materials	$76	$45
Work-in-process	12	20
Finished goods	60	93

Total	$148	$158

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2013 and the net book value of intangible assets at August 31, 2012 and May 31, 2012 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2012	Additions	August 31, 2012	May 31, 2012	Expense	August 31, 2012	May 31, 2012	August 31, 2012
Software support agreements and related relationships	$5,294	$—	$5,294	$(3,330)	$(147)	$(3,477)	$1,964	$1,817	N.A.
Hardware systems support agreements and related relationships	768	—	768	(266)	(29)	(295)	502	473	N.A.
Developed technology	6,908	34	6,942	(4,651)	(220)	(4,871)	2,257	2,071	5 years
Core technology	2,549	7	2,556	(1,609)	(82)	(1,691)	940	865	5 years
Customer relationships and contract backlog	2,260	4	2,264	(1,287)	(100)	(1,387)	973	877	1 year
Cloud software subscriptions and related relationships	989	48	1,037	(42)	(25)	(67)	947	970	6 years
Trademarks	597	3	600	(292)	(16)	(308)	305	292	6 years

Total intangible assets subject to amortization	19,365	96	19,461	(11,477)	(619)	(12,096)	7,888	7,365	6 years
In-process research and development	11	—	11	—	—	—	11	11	N.A.

Total intangible assets, net	$19,376	$96	$19,472	$(11,477)	$(619)	$(12,096)	$7,899	$7,376

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2013.

Total amortization expense related to our intangible assets was $619 million and $592 million for the three months ended August 31, 2012 and 2011, respectively. As of August 31, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2013	$1,712
Fiscal 2014	1,955
Fiscal 2015	1,505
Fiscal 2016	955
Fiscal 2017	398
Fiscal 2018	278
Thereafter	562

Total intangible assets subject to amortization	7,365
In-process research and development	11

Total intangible assets, net	$7,376

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2012 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2012	$7,367	$12,479	$1,193	$4,080	$25,119
Allocation of goodwill(1)	2,346	—	—	(2,346)	—
Goodwill from acquisitions	270	—	—	—	270
Goodwill adjustments(2)	(91)	(19)	4	5	(101)

Balances as of August 31, 2012	$9,892	$12,460	$1,197	$1,739	$25,288

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

(2)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(3)	Represents goodwill allocated to our other operating segments and goodwill to be allocated to our operating segments upon completion of our intangible asset valuations, if any.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Revolving Credit Agreement

On May 29, 2012, we borrowed $1.7 billion pursuant to a revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement). On July 2, 2012, we repaid the $1.7 billion and the 2012 Credit Agreement expired pursuant to its terms.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our Oracle-based operations (the 2013 Restructuring Plan). The total estimated restructuring costs associated with the 2013 Restructuring Plan are $297 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. In the first quarter of fiscal 2013, we recorded $137 million of restructuring expenses in connection with the 2013 Restructuring Plan. We expect to incur the majority of the estimated remaining $160 million through fiscal 2014. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2012(2)	Three Months Ended August 31, 2012				Accrued August 31, 2012(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$42	$—	$(18)	$1	$25	$42	$78
Software license updates and product support	—	9	—	(2)	2	9	9	16
Hardware systems business	—	27	—	(9)	1	19	27	85
Services	—	20	—	(9)	—	11	20	75
General and administrative and other	—	39	—	(17)	(9)	13	39	43

Total Fiscal 2013 Oracle Restructuring Plan	$—	$137	$—	$(55)	$(5)	$77	$137	$297

Total other restructuring plans(6)	$337	$14	$(6)	$(69)	$(3)	$273

Total restructuring plans	$337	$151	$(6)	$(124)	$(8)	$350

(1)

Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other, which included $27 million recorded during the first three months of fiscal 2013 for facilities related restructuring, contract termination and other costs.

(2)

The balances at August 31, 2012 and May 31, 2012 included $207 million and $178 million, respectively, recorded in other current liabilities, and $143 million and $159 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2012	May 31, 2012
Software license updates and product support	$6,799	$5,565
Hardware systems support and other	772	714
Services	414	403
New software licenses and cloud software subscriptions	331	353

Deferred revenues, current	8,316	7,035
Deferred revenues, non-current (in other non-current liabilities)	310	296

Total deferred revenues	$8,626	$7,331

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses and cloud software subscriptions revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time-based arrangements including cloud software subscriptions offerings and software license transactions that cannot be segmented from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software license updates and product support, and hardware systems support obligations assumed from our acquired companies. We have estimated the fair values of the obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the acquired obligations. The aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the new software licenses and cloud software subscriptions, software license updates and product support and hardware systems support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. The fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $65 million and $69 million as of August 31, 2012 and May 31, 2012, respectively.

We do not use any interest rate swap agreements for trading purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended May 31, 2012 for additional information regarding these contracts). As of August 31, 2012 and May 31, 2012, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.1 billion and $3.0 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $863 million and $873 million, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at August 31, 2012 and May 31, 2012. Included in our non-operating income (expense), net were $33 million and $17 million of net losses related to these forward contracts for the three months ended August 31, 2012 and 2011, respectively.

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. Approximately $10.0 billion remained available for stock repurchases as of August 31, 2012 pursuant to our stock repurchase program. We repurchased 104.2 million shares for $3.1 billion during the three months ended August 31, 2012 (including 4.3 million shares for $135 million that were repurchased but not settled) and 27.5 million shares for $823 million during the three months ended August 31, 2011 under the stock repurchase program.

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

Dividends on Common Stock

In the first quarter of fiscal 2013, our Board of Directors declared a cash dividend of $0.06 per share of our outstanding common stock, which we paid during the same period.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

In September 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of our outstanding common stock payable on November 2, 2012 to stockholders of record as of the close of business on October 12, 2012. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2012	2011
Sales and marketing	$37	$26
Software license updates and product support	5	4
Hardware systems products	—	1
Hardware systems support	1	1
Services	9	4
Research and development	83	71
General and administrative	41	40
Acquisition related and other	17	1

Total stock-based compensation	$193	$148

During the first quarter of fiscal 2013, we issued 110 million stock options (including our annual grant of stock options) and assumed certain stock options from companies that we acquired. These stock option-based award issuances were partially offset by forfeitures and cancellations of 4 million shares during the first quarter of fiscal 2013.

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three months ended August 31, 2012 and 2011:

	Three Months Ended August 31,
	2012	2011
Expected life (in years)	5.1	5.2
Risk-free interest rate	0.7%	1.7%
Volatility	32%	30%
Dividend yield	0.8%	0.7%
Weighted-average fair value per share	$7.83	$8.78

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on United States Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by our Board of Directors and the volatility input is calculated based on the implied volatility of our publicly traded options.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit and the U.S. domestic production activity deduction. Our effective tax rate was 24.7% and 25.6% for the three months ended August 31, 2012 and 2011, respectively.

During fiscal 2012, we increased the number of foreign subsidiaries in countries with lower statutory rates than the rate used in the United States, the earnings of which we consider to be indefinitely reinvested outside the United States.

Our net deferred tax assets were $1.4 billion as of both August 31, 2012 and May 31, 2012. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. We are organized geographically and by line of business. While our Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. We have three businesses—software, hardware systems and services—which are further divided into certain operating segments. Our software business is comprised of two operating segments: (1) new software licenses and cloud software subscriptions and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. All other operating segments are combined under our services business.

The new software licenses and cloud software subscriptions line of business is engaged in licensing our database and middleware software and our applications software, and providing access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Database and middleware software generally includes database and database management software; application

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

server and cloud application software; Service-Oriented Architecture and business process management software; business intelligence software; identity and access management software; data integration software; web experience management, portals, content management and social network software; and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software including human capital management; customer relationship management; financials; governance, risk and compliance; procurement; supply chain management; enterprise portfolio project management; enterprise performance management; business intelligence analytic applications; web commerce; and industry-specific applications. Oracle Cloud, which is a family of our cloud-based software subscription offerings, provides our customers and partners subscription-based, self-service access to certain of our database and middleware, and applications software, and includes hosting, infrastructure management, the use of software updates, and support.

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

August 31, 2012

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended August 31,
(in millions)	2012	2011
New software licenses and cloud software subscriptions:
Revenues(1)	$1,589	$1,493
Sales and distribution expenses	1,078	1,144

Margin(2)	$511	$349
Software license updates and product support:
Revenues(1)	$4,145	$4,035
Software license updates and product support expenses	269	274

Margin(2)	$3,876	$3,761
Total software business:
Revenues(1)	$5,734	$5,528
Expenses	1,347	1,418

Margin(2)	$4,387	$4,110
Hardware systems products:
Revenues	$779	$1,029
Hardware systems products expenses	384	473
Sales and distribution expenses	218	266

Margin(2)	$177	$290
Hardware systems support:
Revenues(1)	$578	$656
Hardware systems support expenses	213	272

Margin(2)	$365	$384
Total hardware systems business:
Revenues(1)	$1,357	$1,685
Expenses	815	1,011

Margin(2)	$542	$674
Total services business:
Revenues(1)	$1,118	$1,185
Services expenses	862	914

Margin(2)	$256	$271
Totals:
Revenues(1)	$8,209	$8,398
Expenses	3,024	3,343

Margin(2)	$5,185	$5,055

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amount of $19 million for the three months ended August 31, 2012. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $5 million and $13 million for the three months ended August 31, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $11 million for the three months ended August 31, 2012 and 2011, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, information technology, marketing and partner programs and corporate and general and administrative expenses. Additionally, the margins do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other expenses, net.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2012	2011
Total revenues for operating segments	$8,209	$8,398
New software licenses and cloud software subscriptions revenues(1)	(19)	—
Software license updates and product support revenues(1)	(5)	(13)
Hardware systems support revenues(1)	(4)	(11)

Total revenues	$8,181	$8,374

Total margin for operating segments	$5,185	$5,055
New software licenses and cloud software subscriptions revenues(1)	(19)	—
Software license updates and product support revenues(1)	(5)	(13)
Hardware systems support revenues(1)	(4)	(11)
Product development and information technology expenses	(1,231)	(1,076)
Marketing and partner program expenses	(128)	(132)
Corporate and general and administrative expenses	(226)	(268)
Amortization of intangible assets	(619)	(592)
Acquisition related and other	258	(19)
Restructuring	(145)	(101)
Stock-based compensation	(176)	(147)
Interest expense	(188)	(192)
Other, net	—	(33)

Income before provision for income taxes	$2,702	$2,471

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amount of $19 million for the three months ended August 31, 2012. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $5 million and $13 million for the three months ended August 31, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $11 million for the three months ended August 31, 2012 and 2011, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

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

	Three Months Ended August 31,
(in millions, except per share data)	2012	2011
Net income	$2,034	$1,840

Weighted average common shares outstanding	4,867	5,062
Dilutive effect of employee stock plans	72	88

Dilutive weighted average common shares outstanding	4,939	5,150

Basic earnings per share	$0.42	$0.36
Diluted earnings per share	$0.41	$0.36
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	188	85

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

SAP Intellectual Property Litigation

On March 22, 2007, Oracle Corporation, Oracle USA, Inc. and Oracle International Corporation (collectively, Oracle) filed a complaint in the United States District Court for the Northern District of California against SAP AG, its wholly-owned subsidiary, SAP America, Inc., and its wholly-owned subsidiary, TomorrowNow, Inc., (the SAP Subsidiary, and collectively, the SAP Defendants) alleging that SAP unlawfully accessed Oracle’s Customer Connection support website and improperly took and used Oracle’s intellectual property.

Trial commenced on November 1, 2010 on the issue of damages, as SAP had stipulated to liability. The jury awarded Oracle the sum of $1.3 billion.

On February 23, 2011, the SAP Defendants filed a motion for judgment as a matter of law and for a new trial, and on September 1, 2011, the court granted the SAP Defendants’ motion. The court vacated the $1.3 billion award and held that Oracle could either accept a reduced amount or remittitur of $272 million or proceed to a new trial. On February 6, 2012, Oracle rejected the remittitur and requested a new trial.

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior orders of the court. We recorded a $306 million non-current receivable as a part of other assets in our condensed consolidated balance sheet as of August 31, 2012, and a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. These appeals are scheduled to be fully briefed by February 22, 2013. The appellate court has not yet scheduled a date for oral argument.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company (“HP”) filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage, and violation of the California Unfair Business Practices Act. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 between HP and Mark Hurd (the “Hurd Settlement Agreement”) who was both HP’s former chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the Hurd Settlement Agreement, and other equitable and monetary relief.

On August 29, 2011, Oracle answered the complaint and filed a cross-complaint, which was amended on December 2, 2011. The amended cross-complaint alleged claims including violation of the Lanham Act. Oracle alleged that HP had secretly agreed to pay Intel to continue to develop and manufacture the Itanium microprocessor, and had misrepresented to customers that the Itanium microprocessor had a long roadmap, among other claims. Oracle sought equitable rescission of the Hurd Settlement Agreement, and other equitable and monetary relief.

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury beginning on June 4, 2012 and ending on June 26, 2012. The court issued a final statement of decision on August 28, 2012 finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP continues to sell those servers. Oracle has announced that it is appealing this decision. The issues of breach, HP’s performance, causation and damages, HP’s tort claims, and Oracle’s cross-claims will all be tried before a jury beginning February 4, 2013. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Derivative Litigations and Related Action

Various stockholder derivative lawsuits have been filed against Oracle and certain former and current directors in connection with a qui tam lawsuit that had been filed against Oracle in the United States District Court for the Eastern District of Virginia. The qui tam action alleged that Oracle made false statements to the General Services Administration (GSA) in 1997-1998 while negotiating its GSA contract, among other claims. Oracle settled this action without admitting liability, and the case was dismissed on October 11, 2011. Thereafter, the following stockholder derivative actions have been filed, claiming that the named officer and director defendants were responsible for certain alleged conduct in the qui tam action and thereby exposing Oracle to reputational damage, monetary damages and costs and asserting claims for breach of fiduciary duty, abuse of control and unjust enrichment: on August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California; on August 19, 2010, a similar stockholder derivative lawsuit was filed in California Superior Court, County of San Mateo; and on September 8, 2011, another stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. The first two derivative actions were consolidated, but pursuant to a motion by Oracle, they were dismissed on November 11, 2011, with leave to plaintiffs to amend. No amended complaint has been filed.

On September 12, 2011, two alleged stockholders of Oracle filed a Verified Petition for Writ of Mandate for Inspection of Corporate Books and Records in California Superior Court, County of San Mateo. The petition originally named as respondents Oracle and two of our officers, both of whom were subsequently dismissed. The alleged stockholders claim that they are investigating alleged corporate mismanagement relating to the claims in the qui tam action, and asked the court to compel the inspection of certain of Oracle’s accounting books and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2012

(Unaudited)

records and minutes of meetings of the stockholders, the Board of Directors and the committees of the Board of Directors, related to those allegations, plus expenses of the audit and attorneys’ fees. At a hearing on November 10, 2011, the court granted the alleged stockholders’ request for a Writ of Mandate, which was confirmed in a judgment on December 12, 2011. Oracle filed a notice of appeal on February 2, 2012.

The parties in the derivative actions discussed above and the Writ of Mandate action have agreed to mediate all disputes, and the parties have stipulated to a stay of further proceedings in the trial court for each of these actions. On June 5, 2012, the parties met with a mediator, and since that time, have continued to discuss a potential resolution.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Delaware Court of Chancery and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Plaintiffs allege breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets and unjust enrichment. Plaintiffs seek an injunction of the Pillar Data transaction, rescission of the Pillar Data transaction, disgorgement of our Chief Executive Officer’s alleged profits and other declaratory and monetary relief. On February 29, 2012, defendants filed a motion to dismiss the amended complaint, and a hearing on this motion was held on August 22, 2012. The court dismissed all claims without prejudice against two of our directors and dismissed with prejudice plaintiffs’ claims for breach of the fiduciary duty of care, but ruled that all other claims for breach of fiduciary duty remain in the case. The court also dismissed with prejudice plaintiffs’ claims for aiding and abetting breach of fiduciary duty, waste of corporate assets and unjust enrichment. The court further dismissed with prejudice plaintiffs’ requests for relief, other than their request for monetary relief and for costs and expenses incurred in this action. The parties will submit a proposed case management order by October 1, 2012.

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

Business Overview

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services. Our software, hardware systems, and services businesses develop, manufacture, market, host and support database and middleware software, applications software and hardware systems, with the latter consisting primarily of computer server and storage products. Our businesses provide products and services that are built upon industry standards, are engineered to work together or independently within existing customer information technology (IT) environments and run securely on a wide range of customer IT environments, including cloud computing environments.

Cloud computing environments provide on demand access to a shared pool of computing resources in a scalable, self-service manner, delivering advantages in speed, agility and efficiency. Cloud computing has evolved from technologies and services that Oracle has provided for many years, including clustering, server virtualization, Service-Oriented Architecture (SOA), shared services, large-scale management automation, and more recently, our Oracle Engineered Systems. Our secure, reliable and scalable product offerings are designed to improve business efficiencies at a low total cost of ownership. We seek to be an industry leader in each of the product offering categories in which we compete and to expand into new and emerging markets.

We believe our ability to offer our customers choice and flexibility in the manner in which they deploy our products and services while maintaining enterprise-grade reliability, security and interoperability based upon industry-standards is important to our corporate strategy. Oracle Fusion Applications, for example, offer customers a choice of deployment models to run our standards-based software applications in on-premise or cloud computing IT environments. Oracle Cloud, a family of our cloud-based software subscription offerings, provides access to select Oracle software applications and software platforms on a subscription basis in a secure, standards-based cloud computing environment. Oracle Cloud includes software applications as a service, such as Oracle Fusion Human Capital Management Cloud Service and Oracle Fusion Customer Relationship Management Cloud Service, and software platform services such as Oracle Database Cloud Service and Oracle Java Cloud Service, among others.

We are organized into three businesses—software, hardware systems and services—which are further divided into certain operating segments. We believe our internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. We continue to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability and security to our customers. For example, Oracle Engineered Systems, which include our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and SPARC SuperCluster products, among others, combine certain of our hardware and software offerings to provide engineered systems that increase computing performance and reduce storage requirements relative to our competitors’ products, creating time savings, efficiencies and operational cost advantages for our customers.

We believe that an active acquisition program is an important element of our corporate strategy as it strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

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

Software Business

Our software business, which represented 71% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and cloud software subscriptions and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses and Cloud Software Subscriptions:    We license our database and middleware, as well as our applications software, and provide access to certain of our software offerings through cloud software subscriptions contracts. We offer customers choice and flexibility in the manner in which they deploy our enterprise-grade, standards-based software products within on-premise or cloud computing IT environments. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with an integrated sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

The growth in new software licenses and cloud software subscriptions revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software offerings, our acquisitions and foreign currency fluctuations. The substantial majority of our new software licenses business is characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses and cloud software subscriptions revenues. Since our new software licenses and cloud software subscriptions revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software licenses and cloud software subscriptions revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of this business segment. New software licenses and cloud software subscriptions revenues represented 27% of our total revenues on a trailing 4-quarter basis. Our cloud software subscriptions contracts are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our new software licenses and cloud software subscriptions segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software licenses and cloud software subscriptions segment’s margin have been and will continue to be affected by the fair value adjustments relating to the cloud software subscriptions obligations that we assumed in business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

We recorded adjustments to reduce obligations under our assumed cloud software subscriptions offerings in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize new software licenses and cloud software subscriptions revenues that would have been otherwise recorded as revenues by the acquired businesses as independent entities in the amount of $19 million for the three months ended August 31, 2012. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the cloud software subscriptions contracts over the contractual periods.

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

Software license updates and product support revenues, which represented 44% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 87% and accounted for 72% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their support contracts when eligible for renewal;

•

substantially all of our customers purchase software license updates and product support contracts when they buy new software licenses, resulting in a further increase in our support contract base. Even if new software licenses revenues growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year periods assuming contract renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software licenses transactions result in the sale of software license updates and product support contracts, which add to our support contract base; and

•	our acquisitions have increased our support contract base, as well as the portfolio of products available to be licensed and supported.

We recorded adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $5 million and $13 million for the three months ended August 31, 2012 and 2011, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full value of the support contracts over the support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 17% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Systems Products:    We provide a complete selection of hardware systems and related services including servers, storage, networking, virtualization software, operating systems, and management software to support diverse IT environments, including public and private cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud IT infrastructures. Our hardware systems products consist primarily of computer server, storage and hardware-related software, including our Oracle Solaris operating system. Our hardware systems component products are designed to be “open,” or to work in customer environments that may include other Oracle or non-Oracle hardware or software components. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems.

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

Our hardware systems support margins have been and will be affected by our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $4 million and $11 million for the three months ended August 31, 2012 and 2011, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the support periods.

Services Business

Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services and education services. Our services business, which represented 12% of our total revenues on a trailing 4-quarter basis, has lower margins than our software and hardware businesses. Our services revenues are impacted by certain of our acquisitions, general economic conditions, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues.

Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products with which they relate and are performed after the customer’s purchase of the products. Our services revenues as they relate to consulting services are dependent upon general economic conditions and the level of our product revenues, in particular the new software licenses sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

Oracle managed cloud services provide comprehensive software and hardware management and maintenance services—including deployment, management, monitoring, patching, security and upgrade services—for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. We believe that our managed cloud services offerings provide our customers with greater value and choice through increased business performance, reduced risk, a predictable cost and more flexibility in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

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

During the first quarter of fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 is impacted by our acquisitions, primarily our acquisitions of Taleo Corporation (Taleo) in the fourth quarter of fiscal 2012 and RightNow Technologies, Inc. (RightNow) in the third quarter of fiscal 2012.

In our discussion of changes in our results of operations from the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, we quantify the contributions of our acquired products (for acquisitions that were completed since the beginning of fiscal 2012) to the growth in new software licenses and cloud software subscriptions revenues and to the growth in software license updates and product support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

•

the quantifications cannot address the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud software subscriptions contracts and hardware systems support contracts, the amounts shown as new software licenses and cloud software subscriptions deferred revenues, software license updates and product support deferred revenues, and hardware systems support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewal to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. Our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses are generally affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses and cloud software subscriptions segment) as certain expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2012, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2012 and August 31, 2011, our financial statements would reflect reported revenues of $1.25 million in the first quarter of fiscal 2013 (using 1.25 as the month-end average exchange rate for the period) and $1.45 million in the first quarter of fiscal 2012 (using 1.45 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the first quarter of fiscal 2013 and 2012 using the May 31, 2012 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2012	Actual	Constant	2011
Total Revenues by Geography:
Americas	$4,324	2%	4%	$4,226
EMEA(1)	2,383	-12%	-2%	2,704
Asia Pacific(2)	1,474	2%	6%	1,444

Total revenues	8,181	-2%	3%	8,374
Total Operating Expenses	5,302	-7%	-3%	5,691

Total Operating Margin	$2,879	7%	15%	$2,683

Total Operating Margin %	35%			32%
% Revenues by Geography:
Americas	53%			51%
EMEA	29%			32%
Asia Pacific	18%			17%
Total Revenues by Business:
Software	$5,714	4%	9%	$5,520
Hardware Systems	1,353	-19%	-15%	1,674
Services	1,114	-6%	0%	1,180

Total revenues	$8,181	-2%	3%	$8,374

% Revenues by Business:
Software	70%			66%
Hardware Systems	16%			20%
Services	14%			14%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Excluding the effect of unfavorable foreign currency rate fluctuations of 5 percentage points, our total revenues increased in the first quarter of fiscal 2013 due to an increase in our software business revenues, which was attributable to growth in our new software licenses and cloud software subscriptions revenues and due to growth in our software license updates and product support revenues. On a constant currency basis, the contribution of our software business revenues to our total revenues growth in the first quarter of fiscal 2013 was partially offset by a decrease in our hardware systems business’ revenues.

Excluding the effect of favorable foreign currency rate fluctuations of 4 percentage points, total operating expenses decreased in the first quarter of fiscal 2013 due to a $306 million benefit that we recorded during the first quarter of fiscal 2013 related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), expense decreases in most of our lines of business due to lower variable compensation expenses, lower external contractor expenses, and a reduction in certain legal costs, and lower hardware systems products costs associated with lower hardware systems products revenues. These decreases in our total expenses were partially offset by an increase in our research and development expenses, which resulted primarily from higher employee related expenses associated with increased headcount.

On a constant currency basis, our operating margin and our operating margin as a percentage of revenues increased during the first quarter of fiscal 2013 due to the increase in total revenues and decrease in total operating expenses.

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

Our operating results include the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended August 31,
(in millions)	2012	2011
New software licenses and cloud software subscriptions deferred revenues(1)	$19	$—
Software license updates and product support deferred revenues(1)	5	13
Hardware systems support deferred revenues(1)	4	11
Amortization of intangible assets(2)	619	592
Acquisition related and other(3)(5)	(258)	19
Restructuring(4)	145	101
Stock-based compensation(5)	176	147
Income tax effects(6)	(130)	(258)

	$580	$625

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize new software licenses and cloud software subscriptions revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities, in the amount of $19 million for the three months ended August 31, 2012. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $5 million and $13 million for the three months ended August 31, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $11 for the three months ended August 31, 2012 and 2011, respectively.

Approximately $15 million of estimated new software licenses and cloud software subscriptions revenues assumed will not be recognized during the remainder of fiscal 2013 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $8 million and $2 million of estimated software license updates and product support revenues related to software support contracts assumed will not be recognized during the remainder of fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $7 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2013 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of August 31, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2013	$1,712
Fiscal 2014	1,955
Fiscal 2015	1,505
Fiscal 2016	955
Fiscal 2017	398
Fiscal 2018	278
Thereafter	562

Total intangible assets subject to amortization	7,365
In-process research and development	11

Total intangible assets, net	$7,376

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information) and certain other operating expenses or income, net. In the first quarter of fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report for additional information).

(4)

The significant majority of restructuring expenses during the first quarter of fiscal 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Restructuring expenses during the first quarter of fiscal 2012 primarily related to costs incurred pursuant to our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2012	2011
Sales and marketing	$37	$26
Software license updates and product support	5	4
Hardware systems products	—	1
Hardware systems support	1	1
Services	9	4
Research and development	83	71
General and administrative	41	40

Subtotal	176	147
Acquisition related and other	17	1

Total stock-based compensation	$193	$148

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 23.4% for the first quarter of fiscal 2013 instead of 24.7%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, due to the disproportionate tax rate impact of discrete items for the quarter, the tax effect of amortization of intangible assets, and differences in jurisdictional tax rates and related tax benefits attributable to our restructuring expenses. Income tax effects were calculated reflecting an effective tax rate of 26.5% for first quarter of fiscal 2012 instead of 25.6%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to income tax effects related to our acquired tax exposures and the differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses.

Software Business

Our software business consists of our new software licenses and cloud software subscriptions segment and software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions:    New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis in a secure, standards-based cloud computing environment that includes access, hosting, infrastructure management, the use of software updates, and support. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Expenses associated with our new software licenses and cloud software subscriptions revenues are included in sales and marketing expenses, which are largely personnel related and include commissions earned by our sales force for the sale of our software products, marketing program costs, the cost of providing cloud software subscriptions services and amortization of intangible assets.

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
New Software License and Cloud Software Subscription Revenues:
Americas	$814	12%	14%	$727
EMEA	403	-8%	1%	440
Asia Pacific	357	8%	12%	331

Total revenues	1,574	5%	10%	1,498
Expenses:
Sales and marketing(1)	1,279	-3%	1%	1,326
Stock-based compensation	37	45%	45%	26
Amortization of intangible assets(2)	248	32%	32%	187

Total expenses	1,564	2%	6%	1,539

Total Margin	$10	126%	112%	$(41)

Total Margin %	1%			-3%
% Revenues by Geography:
Americas	52%			49%
EMEA	26%			29%
Asia Pacific	22%			22%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations of 5 percentage points, total new software licenses and cloud software subscriptions revenues increased by 10% in the first quarter of fiscal 2013 due substantially to incremental revenues from our acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 70%, EMEA contributed 3% and Asia Pacific contributed 27% to the increase in new software licenses and cloud software subscriptions revenues during the first quarter of fiscal 2013.

Our new software licenses revenues were $1.4 billion in each of the first quarters of fiscal 2013 and 2012. Our cloud software subscriptions revenues were $203 million and $85 million in the first quarters of fiscal 2013 and 2012, respectively. In constant currency, new software licenses revenues and cloud software subscriptions revenues increased by 2% and 139%, respectively, in the first quarter of fiscal 2013 primarily due to revenue contributions from our recent acquisitions. In reported currency, our recent acquisitions contributed $130 million of growth to our total new software licenses and cloud software subscriptions revenues during the first quarter of fiscal 2013. In constant currency, our new software licenses and cloud software subscriptions revenues increased over the trailing 4-quarters by 8% primarily due to improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscriptions obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscriptions revenues in the amount of $19 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarter of fiscal 2013. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over the contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 10% in the first quarter of fiscal 2013 and represented 22% of our total new software licenses and cloud software subscriptions revenues in the first quarter of fiscal 2013 in comparison to 21% in the first quarter of fiscal 2012.

Excluding the effect of favorable currency rate fluctuations of 4 percentage points, total new software licenses and cloud software subscriptions expenses increased in the first quarter of fiscal 2013 primarily due to higher employee related expenses from increased headcount and an increase in intangible asset amortization, partially offset by decreases in variable compensation expenses and certain legal expenses.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues increased during the first quarter of fiscal 2013 as our total revenues associated with this segment increased at a faster rate than our total expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2012	Actual	Constant	2011
Software License Updates and Product Support Revenues:
Americas	$2,256	6%	8%	$2,124
EMEA	1,279	-3%	8%	1,320
Asia Pacific	605	5%	9%	578

Total revenues	4,140	3%	8%	4,022
Expenses:
Software license updates and product support(1)	278	-5%	0%	293
Stock-based compensation	5	31%	31%	4
Amortization of intangible assets(2)	210	0%	0%	211

Total expenses	493	-3%	0%	508

Total Margin	$3,647	4%	9%	$3,514

Total Margin %	88%			87%
% Revenues by Geography:
Americas	55%			53%
EMEA	31%			33%
Asia Pacific	14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations of 5 percentage points, software license updates and product support revenues increased in the first quarter of fiscal 2013 as a result of new software licenses sold (with substantially all customers electing to purchase software support contracts) during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 54%, EMEA contributed 31% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues during the first quarter of fiscal 2013.

In reported currency, software license updates and product support revenues in the first quarter of fiscal 2013 included incremental revenues of $19 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $5 million and $13 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarter of fiscal 2013 and fiscal 2012, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of favorable foreign currency rate fluctuations of 3 percentage points, total software license updates and product support expenses were flat.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased as our revenues increased while our operating expenses remained flat.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our computer server and storage products and include sales of our Oracle Engineered Systems. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2012	Actual	Constant	2011
Hardware Systems Products Revenues:
Americas	$380	-20%	-19%	$475
EMEA	214	-38%	-30%	344
Asia Pacific	185	-12%	-10%	210

Total revenues	779	-24%	-21%	1,029
Expenses:
Hardware systems products(1)	384	-19%	-15%	471
Sales and marketing(1)	229	-18%	-13%	278
Stock-based compensation	—	-88%	-88%	1
Amortization of intangible assets(2)	88	-16%	-16%	105

Total expenses	701	-18%	-14%	855

Total Margin	$78	-55%	-52%	$174

Total Margin %	10%			17%
% Revenues by Geography:
Americas	49%			46%
EMEA	27%			33%
Asia Pacific	24%			21%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations of 3 percentage points, hardware systems products revenues decreased in the first quarter of fiscal 2013 primarily due to a reduction in the sales volumes of certain of our legacy product lines, including lower margin products. These revenue decreases were partially offset by increases in hardware revenues attributable to our Oracle Engineered Systems.

Excluding the effect of favorable currency rate fluctuations of 4 percentage points, total hardware systems products operating expenses declined primarily due to a reduction in hardware systems products costs associated with lower hardware revenues, lower variable compensation expenses, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of revenues decreased primarily due to the decrease in our hardware revenues.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2012	Actual	Constant	2011
Hardware Systems Support Revenues:
Americas	$272	-9%	-7%	$298
EMEA	188	-20%	-11%	236
Asia Pacific	114	3%	7%	111

Total revenues	574	-11%	-6%	645
Expenses:
Hardware systems support(1)	223	-21%	-16%	282
Stock-based compensation	1	-35%	-35%	1
Amortization of intangible assets(2)	65	-14%	-14%	76

Total expenses	289	-19%	-16%	359

Total Margin	$285	0%	6%	$286

Total Margin %	50%			44%
% Revenues by Geography:
Americas	47%			46%
EMEA	33%			37%
Asia Pacific	20%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of unfavorable currency rate fluctuations of 5 percentage points, hardware systems support revenues decreased in the first quarter of fiscal 2013 primarily due to the reduction in sales volumes of certain of our legacy hardware systems product lines. As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $4 million and $11 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the first quarter of fiscal 2013 and fiscal 2012, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Excluding the effect of favorable currency rate fluctuations of 3 percentage points, total hardware systems support expenses decreased in the first quarter of fiscal 2013 primarily due to a reduction in employee related expenses attributable to decreased headcount, reduced service delivery costs due to operational initiatives, a decrease in bad debt expenses and lower amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased due to a reduction in our total hardware systems support expenses.

Services Business

Our services business consists of consulting, managed cloud services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Managed cloud services revenues are earned by providing services for comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to customers to enable increased performance and higher availability of their products and services. Education revenues are earned by providing instructor-led, media-

based and internet-based training in the use of our software and hardware products. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Services Revenues:
Americas	$602	0%	3%	$602
EMEA	299	-18%	-8%	364
Asia Pacific	213	0%	6%	214

Total revenues	1,114	-6%	0%	1,180
Expenses:
Services(1)	875	-6%	0%	932
Stock-based compensation	9	111%	111%	4
Amortization of intangible assets(2)	8	-39%	-39%	13

Total expenses	892	-6%	0%	949

Total Margin	$222	-4%	2%	$231

Total Margin %	20%			20%
% Revenues by Geography:
Americas	54%			51%
EMEA	27%			31%
Asia Pacific	19%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On a constant currency basis, our total services revenues, total services expenses, total services margin and margin as a percentage of revenues were flat during the first quarter of fiscal 2013. On a constant currency basis, a modest increase in our managed cloud services revenues and margins were offset by modest decreases in revenues and margins from the combination of our consulting and education businesses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Research and development(1)	$1,118	14%	17%	$979
Stock-based compensation	83	17%	17%	71

Total expenses	$1,201	14%	17%	$1,050

% of Total Revenues	15%			13%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2013 primarily due to an increase in employee related expenses from increased headcount and due to an increase in legal expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
General and administrative(1)	$234	-14%	-9%	$271
Stock-based compensation	41	3%	3%	40

Total expenses	$275	-12%	-8%	$311

% of Total Revenues	3%			4%

(1)	Excluding stock-based compensation

Excluding the effects of favorable currency rate fluctuations of 4 percentage points, total general and administrative expenses decreased during the first quarter of fiscal 2013 due primarily to a decrease in professional fees.

Amortization of Intangible Assets:

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Software support agreements and related relationships	$147	2%	2%	$144
Hardware systems support agreements and related relationships	29	0%	0%	29
Developed technology	220	-6%	-6%	234
Core technology	82	3%	3%	80
Customer relationships and contract backlog	100	19%	19%	84
Cloud software subscriptions and related relationships	25	400%	400%	5
Trademarks	16	0%	0%	16

Total amortization of intangible assets	$619	5%	5%	$592

Amortization of intangible assets in the first quarter of fiscal 2013 in comparison to the first quarter of fiscal 2012 increased due to additional amortization from intangible assets that we acquired from our acquisitions of RightNow and Taleo in fiscal 2012, amongst others, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized. Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report has additional information regarding our intangible assets and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report) and certain other operating expenses or income, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Transitional and other employee related costs	$10	-13%	-4%	$11
Stock-based compensation	17	3,258%	3,258%	1
Professional fees and other, net	(301)	*	*	—
Business combination adjustments, net	16	107%	132%	7

Total acquisition related and other expenses	$(258)	-1,435%	-1,587%	$19

*	Not meaningful

On a constant currency basis, the decrease in our acquisition related and other expenses in the first quarter of fiscal 2013 was primarily due to a $306 million benefit related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), partially offset by an increase in stock-based compensation expenses associated with our recent acquisitions and an increase in expense associated with the change in fair value of contingent consideration payable (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

Restructuring expenses:    Restructuring expenses result from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Restructuring expenses	$145	43%	57%	$101

Restructuring expenses in the first quarter of fiscal 2013 primarily related to the 2013 Restructuring Plan, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $297 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. In the first quarter of fiscal 2013, we recorded $137 million of restructuring expenses in connection with the 2013 Plan. The majority of the remaining costs are expected to be incurred through fiscal 2014. Our estimated costs may be subject to change in future periods.

Restructuring expenses in the first quarter of fiscal 2012 primarily related to our Sun Restructuring Plan. Note 7 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 contains additional information pertaining to our Sun Restructuring Plan.

Interest Expense:

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Interest expense	$188	-2%	-2%	$192

Interest expense in the first quarter of fiscal 2013 in comparison to the first quarter of fiscal 2012 was generally flat as average borrowings and effective interest rates were substantially constant during the two fiscal periods.

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

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Interest income	$57	1%	11%	$57
Foreign currency losses, net	(26)	-11%	-9%	(29)
Noncontrolling interests in income	(33)	19%	24%	(28)
Other income (losses), net	13	167%	167%	(20)

Total non-operating income (expense), net	$11	155%	148%	$(20)

We recorded non-operating income, net during the first quarter of fiscal 2013 in comparison to non-operating expense, net in the first quarter of fiscal 2012 primarily as a result of an increase in other income, net, due to favorable changes in the values of our marketable securities that we classify as trading that are held to support our deferred compensation plan obligations.

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

	Three Months Ended August 31,
	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant
Provision for income taxes	$668	6%	14%	$631

Effective tax rate	24.7%			25.6%

Provision for income taxes increased during the first quarter of fiscal 2013 due to higher income before provision for income taxes, partially offset by the favorable effects of an increase in the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2012	Change	May 31, 2012
Working capital	$24,217	-2%	$24,635
Cash, cash equivalents and marketable securities	$31,607	3%	$30,676

Working capital:    The modest decrease in working capital as of August 31, 2012 in comparison to May 31, 2012 was primarily due to repurchases of our common stock (we used $3.1 billion of cash for common stock repurchases during the first quarter of fiscal 2013), cash used to pay dividends to our stockholders and cash used for acquisitions, all of which occurred during the first quarter of fiscal 2013. These decreases to working capital were almost entirely offset by the favorable impact to our net current assets resulting from our net income during the first quarter of fiscal 2013. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, money market funds, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The modest increase in cash, cash equivalents and marketable securities at August 31, 2012 in comparison to May 31, 2012 was due to an increase in cash generated from our operating activities, almost entirely offset by $3.1 billion of repurchases of our common stock, the repayment of $1.7 billion of short-term borrowings pursuant to certain revolving credit facilities, cash used for acquisitions and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $25.2 billion held by our foreign subsidiaries as of August 31, 2012, a significant portion of which we consider as indefinitely reinvested earnings outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of other comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies as of August 31, 2012 in comparison to May 31, 2012, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries generally increased as of August 31, 2012 relative to what we would have reported using constant currency rates as of May 31, 2012.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 42 days at August 31, 2012 compared with 53 days at May 31, 2012. The days sales outstanding calculation excludes the revenue adjustments that primarily reduce our acquired cloud software subscriptions obligations, software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first quarter of fiscal 2013, of large software license and software support balances outstanding as of May 31, 2012.

	Three Months Ended August 31,
(Dollars in millions)	2012	Change	2011
Cash provided by operating activities	$5,671	5%	$5,421
Cash used for investing activities	$(510)	-92%	$(6,323)
Cash used for financing activities	$(4,520)	104%	$(2,211)

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software licenses sales, sales of hardware systems products and hardware systems support arrangements and, to a lesser extent, services and cloud software subscriptions. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware systems products, taxes and leased facilities.

Net cash provided by operating activities increased in the first quarter of fiscal 2013 primarily due to increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation, improved collections of customer receivables, and a decrease in cash used to pay accrued compensation liabilities such as commissions and bonuses. These cash favorable items were partially offset by an increase in cash used to pay income tax related obligations during the first quarter of fiscal 2013, primarily associated with higher fiscal 2012 income before provision for income taxes, and certain other net cash unfavorable working capital movements, in each case compared to the first quarter of fiscal 2012.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets to support our growth.

Net cash used for investing activities decreased in the first quarter of fiscal 2013 primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities).

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first quarter of fiscal 2013 increased in comparison to the first quarter of fiscal 2012 primarily due to an increase in our common stock repurchases (we used $3.1 billion of cash for common stock repurchases during the first quarter of fiscal 2013 in comparison to $800 million in the first quarter of fiscal 2012) and an increase in repayments of borrowings (we repaid $1.7 billion of short-term borrowings pursuant to our revolving credit facilities during the first quarter of fiscal 2013 in comparison to our repayment of $1.15 billion of short-term borrowings pursuant to our revolving credit facilities in the first quarter of fiscal 2012).

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2012	Change	2011
Net cash provided by operating activities	$13,993	9%	$12,818
Capital expenditures(1)	(627)	27%	(492)

Free cash flow	$13,366	8%	$12,326

Net income	$10,175		$9,035

Free cash flow as percent of net income	131%		136%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $146 million and $123 million, respectively, or approximately 9% and 8%, respectively, of our new software licenses and cloud software subscriptions revenues in the first quarter of fiscal 2013 and 2012, respectively, and $27 million and $28 million, respectively, or approximately 3%, of each of our hardware systems products revenues in the first quarter of fiscal 2013 and 2012.

Recent Financing Activities:

Revolving Credit Agreement:    On July 2, 2012, our revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement) to borrow $1.7 billion was repaid in full and the 2012 Credit Agreement expired pursuant to its terms.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of August 31, 2012, approximately $10.0 billion remained available for stock repurchases under the stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    During the first quarter of fiscal 2013, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2009 has been a weighted average annualized rate of 1.7% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Some of the outstanding stock options, which generally have a 10-year exercise period, have exercise prices higher than the current market price of our common stock. At August 31, 2012, 20.7% of our outstanding stock options had exercise prices in excess of the current market price. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2012, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 10.3%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 for a more complete discussion of the market risks we encounter.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. Approximately $10.0 billion remained available for stock repurchases as of August 31, 2012 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2012—June 30, 2012	35.8	$27.47	35.8	$12,135.2
July 1, 2012—July 31, 2012	34.7	$29.73	34.7	$11,104.3
August 1, 2012—August 31, 2012	33.7	$31.43	33.7	$10,044.1

Total	104.2	$29.50	104.2

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2012 and May 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 24, 2012	By:	/s/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Date: September 24, 2012	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer