Form 10-Q
period 2012-11-30
ORACLE CORP
filed 2012-12-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

The number of shares of registrant’s common stock outstanding as of December 14, 2012 was: 4,734,297,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our expectation that our software business’ total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our software business;

•	our international operations providing a significant portion of our total revenues and expenses;

•	our expectation to continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services;

•	our expectation to grow our consulting revenues;

•	the sufficiency of our sources of funding for acquisitions or other matters;

•	the payment of future dividends and our Board of Directors’ next opportunity to consider and approve a dividend;

•

our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations;

•

our belief that certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	our expectation to incur the majority of the remaining expenses pursuant to the Fiscal 2013 Oracle Restructuring Plan through fiscal 2014;

•

our expectation that to the extent customers renew support contracts or cloud software subscriptions contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our experience and ability to predict future quarterly hardware systems products revenues;

•

the timing of customer orders and delays in our ability to manufacture or deliver a few large transactions substantially affecting the amount of hardware systems products revenues, expenses and operating margins that we will report;

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

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2012 and May 31, 2012

(Unaudited)

(in millions, except per share data)	November 30, 2012	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,912	$14,955
Marketable securities	17,783	15,721
Trade receivables, net of allowances for doubtful accounts of $303 and $323 as of November 30, 2012 and May 31, 2012, respectively	4,401	6,377
Inventories	164	158
Deferred tax assets	893	877
Prepaid expenses and other current assets	1,976	1,935

Total current assets	41,129	40,023

Non-current assets:
Property, plant and equipment, net	3,093	3,021
Intangible assets, net	6,873	7,899
Goodwill	25,458	25,119
Deferred tax assets	782	595
Other assets	2,322	1,670

Total non-current assets	38,528	38,304

Total assets	$79,657	$78,327

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,250	$2,950
Accounts payable	372	438
Accrued compensation and related benefits	1,546	2,002
Deferred revenues	6,504	7,035
Other current liabilities	2,675	2,963

Total current liabilities	12,347	15,388

Non-current liabilities:
Notes payable and other non-current borrowings	18,507	13,524
Income taxes payable	3,906	3,759
Other non-current liabilities	1,487	1,569

Total non-current liabilities	23,900	18,852

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,748 shares as of November 30, 2012 and 4,905 as of May 31, 2012	18,015	17,489
Retained earnings	24,746	26,087
Accumulated other comprehensive income	222	112

Total Oracle Corporation stockholders’ equity	42,983	43,688
Noncontrolling interests	427	399

Total equity	43,410	44,087

Total liabilities and equity	$79,657	$78,327

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2012 and 2011

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2012	2011	2012	2011
Revenues:
New software licenses and cloud software subscriptions	$2,389	$2,048	$3,963	$3,546
Software license updates and product support	4,260	3,986	8,400	8,008

Software revenues	6,649	6,034	12,363	11,554
Hardware systems products	734	953	1,513	1,981
Hardware systems support	587	625	1,161	1,271

Hardware systems revenues	1,321	1,578	2,674	3,252
Services revenues	1,124	1,180	2,238	2,360

Total revenues	9,094	8,792	17,275	17,166

Operating expenses:
Sales and marketing(1)	1,773	1,697	3,319	3,327
Software license updates and product support(1)	270	298	553	594
Hardware systems products(1)	367	471	751	943
Hardware systems support(1)	227	258	451	541
Services(1)	930	929	1,814	1,865
Research and development	1,199	1,102	2,400	2,152
General and administrative	263	277	538	587
Amortization of intangible assets	584	592	1,203	1,184
Acquisition related and other	(121)	5	(380)	25
Restructuring	131	52	276	154

Total operating expenses	5,623	5,681	10,925	11,372

Operating income	3,471	3,111	6,350	5,794
Interest expense	(195)	(192)	(382)	(384)
Non-operating income, net	4	41	14	21

Income before provision for income taxes	3,280	2,960	5,982	5,431
Provision for income taxes	699	768	1,367	1,399

Net income	$2,581	$2,192	$4,615	$4,032

Earnings per share:
Basic	$0.54	$0.43	$0.96	$0.80

Diluted	$0.53	$0.43	$0.94	$0.78

Weighted average common shares outstanding:
Basic	4,792	5,041	4,829	5,052

Diluted	4,868	5,123	4,904	5,137

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2012 and 2011

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
Net income	$2,581	$2,192	$4,615	$4,032
Other comprehensive income, net of tax:
Net foreign currency translation gains (losses)	10	(307)	77	(255)
Net unrealized (losses) gains on defined benefit plans	(1)	(5)	4	(4)
Net unrealized (losses) gains on marketable securities	(98)	12	29	9

Total other comprehensive (loss) income, net	(89)	(300)	110	(250)

Comprehensive income	$2,492	$1,892	$4,725	$3,782

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2012 and 2011

(Unaudited)

	Six Months Ended November 30,
(in millions)	2012	2011
Cash Flows From Operating Activities:
Net income	$4,615	$4,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	261	226
Amortization of intangible assets	1,203	1,184
Deferred income taxes	(40)	(137)
Stock-based compensation	386	298
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	179	94
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(95)	(53)
Other, net	80	53
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,038	2,128
Decrease in inventories	—	93
(Increase) decrease in prepaid expenses and other assets	(213)	424
Decrease in accounts payable and other liabilities	(790)	(1,306)
(Decrease) increase in income taxes payable	(559)	184
Decrease in deferred revenues	(599)	(544)

Net cash provided by operating activities	6,466	6,676

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(17,314)	(21,422)
Proceeds from maturities and sales of marketable securities and other investments	15,263	16,335
Acquisitions, net of cash acquired	(660)	(571)
Capital expenditures	(351)	(289)

Net cash used for investing activities	(3,062)	(5,947)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(6,072)	(1,798)
Proceeds from issuances of common stock	752	434
Payments of dividends to stockholders	(583)	(607)
Proceeds from borrowings, net of issuance costs	4,974	—
Repayments of borrowings	(1,700)	(1,150)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	95	53
Distributions to noncontrolling interests	(31)	(163)

Net cash used for financing activities	(2,565)	(3,231)

Effect of exchange rate changes on cash and cash equivalents	118	(375)

Net increase (decrease) in cash and cash equivalents	957	(2,877)
Cash and cash equivalents at beginning of period	14,955	16,163

Cash and cash equivalents at end of period	$15,912	$13,286

Non-cash investing and financing transactions:
Fair value of stock options assumed in connection with acquisitions	$1	$1
Fair value of contingent consideration payable in connection with acquisition	$—	$346
Increase in unsettled repurchases of common stock	$14	$25

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

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

New Software Licenses and Cloud Software Subscriptions Revenues

New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Our new software licenses and cloud software subscriptions revenues for the three and six months ended November 30, 2012 and 2011 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
New software licenses	$2,171	$1,959	$3,542	$3,372
Cloud software subscriptions	218	89	421	174

Total new software licenses and cloud software subscriptions revenues	$2,389	$2,048	$3,963	$3,546

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and changes in fair value

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

of contingent consideration payable (further discussed in Note 2 below) and certain other operating items, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
Transitional and other employee related costs	$8	$1	$17	$12
Stock-based compensation	4	2	21	3
Professional fees and other, net	12	(8)	(289)	(8)
Business combination adjustments, net	(145)	10	(129)	18

Total acquisition related and other expenses	$(121)	$5	$(380)	$25

Included in acquisition related and other expenses for the three and six months ended November 30, 2012 were changes in estimates for contingent consideration payable, which reduced acquisition related and other expenses by $145 million and $129 million for the three and six months ended November 30, 2012, respectively. Acquisition related and other expenses during the first half of fiscal 2013 also included a benefit of $306 million related to certain litigation (see Note 14 for additional information), which reduced our expenses in this period.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
Interest income	$61	$58	$118	$114
Foreign currency losses, net	(37)	(10)	(63)	(40)
Noncontrolling interests in income	(31)	(25)	(64)	(52)
Other income (losses), net	11	18	23	(1)

Total non-operating income, net	$4	$41	$14	$21

Sales of Financing Receivables

We offer certain of our customers the option to acquire our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $192 million and $1.2 billion for the three and six months ended November 30, 2012, respectively, and $108 million and $887 million for the three and six months ended November 30, 2011, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in our fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2013 Acquisitions

During the first half of fiscal 2013, we acquired certain companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. In addition, as of November 30, 2012, we have agreed to acquire certain companies for amounts that are not material to our business and expect to close such acquisitions within the next twelve months.

Fiscal 2012 Acquisitions

Acquisition of Taleo Corporation

On April 5, 2012, we completed our acquisition of Taleo Corporation (Taleo), a provider of cloud-based talent management solutions. We have included the financial results of Taleo in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Taleo was approximately $2.0 billion, which consisted of approximately $2.0 billion in cash and $10 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $1.1 billion of identifiable intangible assets and $267 million of net tangible liabilities related primarily to deferred tax liabilities and customer performance obligations that were assumed as a part of this acquisition based on their estimated fair values, and $1.2 billion of residual goodwill.

Acquisition of RightNow Technologies, Inc.

On January 25, 2012, we completed our acquisition of RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. We have included the financial results of RightNow in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for RightNow was approximately $1.5 billion, which consisted of approximately $1.5 billion in cash and $14 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $697 million of identifiable intangible assets and $247 million of net tangible liabilities related primarily to customer performance obligations, convertible debt and deferred tax liabilities that were assumed as a part of this acquisition based on their estimated fair values, and $1.1 billion of residual goodwill.

Acquisition of Pillar Data Systems, Inc.

On July 18, 2011, we acquired Pillar Data Systems, Inc. (Pillar Data), a provider of enterprise storage systems solutions. Prior to the acquisition, Pillar Data was directly and indirectly majority-owned and controlled by

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

Lawrence J. Ellison, our Chief Executive Officer, director and largest stockholder. Pursuant to the agreement and plan of merger dated as of June 29, 2011 (Merger Agreement), we acquired all of the issued and outstanding equity interests of Pillar Data from the stockholders in exchange for rights to receive contingent cash consideration (Earn-Out), if any, pursuant to an Earn-Out calculation. An affiliate of Mr. Ellison’s has a preference right to receive the first approximately $565 million of the Earn-Out, if any, and rights to 55% of any amount of the Earn-Out that exceeds $565 million. The Earn-Out calculation methodology as defined by the Merger Agreement was disclosed in Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012. We do not expect the Earn-Out will be material to our results of operations or financial position.

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The estimated fair value of the liability for contingent consideration as of the acquisition date, representing the purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. Our liability for contingent consideration payable may change until the liability is settled with the related impact recorded to our consolidated statements of operations as acquisition related and other expenses. In connection with our acquisition of Pillar Data, we recorded $142 million of identifiable intangible assets and $16 million of net tangible liabilities, based on their estimated fair values, and $220 million of residual goodwill. As of November 30, 2012, the estimated fair value of the Earn-Out liability was $258 million and resulted in a net benefit to acquisition related and other expenses of $145 million and $129 million during the three and six months ended November 30, 2012, respectively. The Earn-Out liability decreased as of November 30, 2012 in comparison to the amount recorded as of the acquisition date primarily due to a change in our estimate of year three revenues related to our acquisition of Pillar Data and their related impact to the liability calculation in accordance with the terms of the Merger Agreement, partially offset by the accretion of the liability from the application of appropriate discounting considering the uncertainties associated with the obligation. Our valuation techniques and inputs used to estimate the fair value of the Earn-Out liability are described in Note 3 below.

Other Fiscal 2012 Acquisitions

During fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $1.6 billion and consisted of approximately $1.6 billion in cash and $5 million for the fair values of stock options assumed. We recorded $540 million of identifiable intangible assets and $18 million of net tangible assets, based on their estimated fair values, and $1.1 billion of residual goodwill.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

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

The unaudited pro forma financial information for the three and six months ended November 30, 2012 combined the historical results of Oracle for the three and six months ended November 30, 2012, and the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2011 combined the historical results of Oracle for the three and six months ended November 30, 2011, the historical results of Taleo for the three and six months ended December 31, 2011 (due to differences in reporting periods), the historical results of RightNow for the three and six months ended September 30, 2011 (due to differences in reporting periods), the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2012	2011	2012	2011
Total revenues	$9,095	$8,987	$17,282	$17,555
Net income	$2,580	$2,116	$4,602	$3,858
Basic earnings per share	$0.54	$0.42	$0.95	$0.76
Diluted earnings per share	$0.53	$0.41	$0.94	$0.75

3.	FAIR VALUE MEASUREMENTS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	November 30, 2012				May 31, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury, U.S. government and U.S. government agency debt securities	$350	$—	$—	$350	$100	$—	$—	$100
Commercial paper debt securities	—	16,620	—	16,620	—	13,954	—	13,954
Corporate debt securities and other	300	4,305	—	4,605	254	1,983	—	2,237
Derivative financial instruments	—	57	—	57	—	69	—	69

Total assets	$650	$20,982	$—	$21,632	$354	$16,006	$—	$16,360

Liabilities:
Contingent consideration	$—	$—	$258	$258	$—	$—	$387	$387

Our valuation techniques used to measure the fair values of our U.S. Treasury, U.S. government and U.S. government agency debt securities and certain other marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Substantially all of these instruments have maturity dates, if any, within two years from our date of purchase. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, substantially all of which mature within two years and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others. The fair value of contingent consideration payable that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future year three revenues related to our acquisition of Pillar Data and their related impact to the liability calculation, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Merger Agreement.

Based on the trading prices of our $19.8 billion and $16.5 billion of borrowings, which consisted of senior notes that were outstanding as of November 30, 2012 and senior notes and short-term borrowings that were outstanding as of May 31, 2012, respectively, the estimated fair values of our borrowings using Level 2 inputs at November 30, 2012 and May 31, 2012 were $22.8 billion and $19.3 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

	November 30,	May 31,
(in millions)	2012	2012
Raw materials	$83	$45
Work-in-process	21	20
Finished goods	60	93

Total	$164	$158

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2013 and the net book value of intangible assets at November 30, 2012 and May 31, 2012 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2012	Additions	November 30, 2012	May 31, 2012	Expense	November 30, 2012	May 31, 2012	November 30, 2012
Software support agreements and related relationships	$5,294	$4	$5,298	$(3,330)	$(292)	$(3,622)	$1,964	$1,676	5 years
Hardware systems support agreements and related relationships	768	8	776	(266)	(60)	(326)	502	450	5 years
Developed technology	6,908	77	6,985	(4,651)	(424)	(5,075)	2,257	1,910	6 years
Core technology	2,549	7	2,556	(1,609)	(164)	(1,773)	940	783	5 years
Customer relationships and contract backlog	2,260	20	2,280	(1,287)	(180)	(1,467)	973	813	3 years
Cloud software subscriptions and related relationships	989	58	1,047	(42)	(52)	(94)	947	953	6 years
Trademarks	597	3	600	(292)	(31)	(323)	305	277	7 years

Total intangible assets subject to amortization	19,365	177	19,542	(11,477)	(1,203)	(12,680)	7,888	6,862	6 years
In-process research and development	11	—	11	—	—	—	11	11	N.A.

Total intangible assets, net	$19,376	$177	$19,553	$(11,477)	$(1,203)	$(12,680)	$7,899	$6,873

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2013.

Total amortization expense related to our intangible assets was $584 million and $1.2 billion for the three and six months ended November 30, 2012, respectively, and $592 million and $1.2 billion for the three and six months ended November 30, 2011, respectively. As of November 30, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2013	$1,140
Fiscal 2014	1,972
Fiscal 2015	1,522
Fiscal 2016	967
Fiscal 2017	408
Fiscal 2018	284
Thereafter	569

Total intangible assets subject to amortization	6,862
In-process research and development	11

Total intangible assets, net	$6,873

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2012 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2012	$7,367	$12,479	$1,193	$4,080	$25,119
Allocation of goodwill(1)	2,346	—	—	(2,346)	—
Goodwill from acquisitions	297	19	61	72	449
Goodwill adjustments(2)	(93)	(23)	4	2	(110)

Balances as of November 30, 2012	$9,917	$12,475	$1,258	$1,808	$25,458

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

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

Senior Notes

In October 2012, we issued $5.0 billion of fixed rate senior notes comprised of $2.5 billion of 1.20% notes due October 2017 (2017 Notes) and $2.5 billion of 2.50% notes due October 2022 (2022 Notes, and together with the 2017 Notes, the Senior Notes). We issued the Senior Notes for general corporate purposes, which may include stock repurchases, future acquisitions and repayment of indebtedness, including the repayment of $1.25 billion of 4.95% senior notes due April 2013.

The effective interest yields of the 2017 Notes and 2022 Notes at November 30, 2012 were 1.24% and 2.51%, respectively. Interest on the Senior Notes is payable semi-annually. We may redeem some or all of the Senior Notes of each series at any time, subject to payment of the applicable make-whole premium.

The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 for further information on our commercial paper program) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes. We were in compliance with all debt-related covenants at November 30, 2012.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

7.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our Oracle-based operations (the 2013 Restructuring Plan). The total estimated restructuring costs associated with the 2013 Restructuring Plan are $297 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $249 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first half of fiscal 2013 and we expect to incur the majority of the estimated remaining $48 million through fiscal 2014. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2012(2)	Six Months Ended November 30, 2012				Accrued November 30, 2012(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$65	$(3)	$(32)	$(1)	$29	$62	$78
Software license updates and product support	—	9	(6)	(3)	3	3	3	41
Hardware systems business	—	77	(2)	(26)	—	49	75	60
Services	—	51	(1)	(20)	1	31	50	50
General and administrative and other	—	59	—	(25)	(8)	26	59	68

Total Fiscal 2013 Oracle Restructuring Plan	$—	$261	$(12)	$(106)	$(5)	$138	$249	$297

Total other restructuring plans(6)	$337	$40	$(13)	$(105)	$(1)	$258

Total restructuring plans	$337	$301	$(25)	$(211)	$(6)	$396

(1)

Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other, which also included $35 million recorded during the first half of fiscal 2013 for facilities related restructuring, contract termination and other costs.

(2)

The balances at November 30, 2012 and May 31, 2012 included $258 million and $178 million, respectively, recorded in other current liabilities, and $138 million and $159 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2012	May 31, 2012
Software license updates and product support	$5,184	$5,565
Hardware systems support and other	651	714
Services	335	403
New software licenses and cloud software subscriptions	334	353

Deferred revenues, current	6,504	7,035
Deferred revenues, non-current (in other non-current liabilities)	311	296

Total deferred revenues	$6,815	$7,331

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses and cloud software subscriptions revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, time-based arrangements including cloud software subscriptions offerings that are typically billed in advance and recognized over the corresponding contractual term and software license transactions that cannot be segmented from undelivered consulting or other services.

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

Interest Rate Swap Agreements

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. The fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $57 million and $69 million as of November 30, 2012 and May 31, 2012, respectively.

We do not use any interest rate swap agreements for trading purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 for additional information regarding these contracts). As of November 30, 2012 and May 31, 2012, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.4 billion and $3.0 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $859 million and $873 million, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at November 30, 2012 and May 31, 2012. Included in our non-operating income, net was $18 million and $51 million of net losses related to these forward contracts for the three and six months ended November 30, 2012, respectively, and $115 million and $98 million of net gains for the three and six months ended November 30, 2011, respectively.

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. Approximately $7.0 billion remained available for stock repurchases as of November 30, 2012 pursuant to our stock repurchase program. We repurchased 200.3 million shares for $6.1 billion during the six months ended November 30, 2012 (including 4.7 million shares for $150 million that were repurchased but not settled) and 60.6 million shares for $1.8 billion during the six months ended November 30, 2011 under the stock repurchase program.

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

Dividends on Common Stock

During the six months ended November 30, 2012, our Board of Directors declared cash dividends of $0.12 per share of our outstanding common stock, which we paid during the same period.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

In December 2012, our Board of Directors declared an accelerated second, third and fourth quarter of fiscal 2013 cash dividend totaling $0.18 per share of outstanding common stock payable on December 21, 2012 to stockholders of record as of the close of business on December 14, 2012. This accelerated dividend is intended by our Board of Directors to be in lieu of quarterly dividends that we would have otherwise announced with our quarterly earnings results for the second, third and fourth quarters of fiscal 2013, and that would have been paid in calendar year 2013. The next opportunity for our Board of Directors to consider and approve the declaration of a dividend will be when we announce our earnings results for the first quarter of fiscal 2014, which ends on August 31, 2013. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
Sales and marketing	$43	$29	$81	$55
Software license updates and product support	5	5	10	8
Hardware systems products	1	—	1	1
Hardware systems support	1	2	2	3
Services	8	6	17	10
Research and development	89	68	172	139
General and administrative	41	40	82	79
Acquisition related and other	4	2	21	3

Total stock-based compensation	$192	$152	$386	$298

During the first half of fiscal 2013, we issued 114 million stock options (including our annual grant of stock options in our first quarter of fiscal 2013 and certain stock options assumed from companies that we acquired). These stock option-based award issuances were partially offset by forfeitures and cancellations of 10 million shares during the first half of fiscal 2013.

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the date of grant or date of acquisition for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three and six months ended November 30, 2012 and 2011:

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Expected life (in years)	4.7	4.7	5.1	5.1
Risk-free interest rate	0.6%	0.8%	0.7%	1.7%
Volatility	30%	34%	31%	30%
Dividend yield	0.8%	0.8%	0.8%	0.7%
Weighted-average fair value per share	$11.66	$9.60	$7.99	$8.80

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit and the U.S. domestic production activity deduction. Our effective tax rate was 21.3% and 22.9% for the three and six months ended November 30, 2012, respectively, and 25.9% and 25.8% for the three and six months ended November 30, 2011, respectively.

During fiscal 2012, we increased the number of foreign subsidiaries in countries with lower statutory rates than the rate used in the United States, the earnings of which we consider to be indefinitely reinvested outside the United States.

Our net deferred tax assets were $1.6 billion and $1.4 billion as of November 30, 2012 and May 31, 2012, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

The new software licenses and cloud software subscriptions line of business is engaged in licensing our database and middleware software and our applications software, and providing access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Database and middleware software generally includes database and database management software; application server and cloud application software; Service-Oriented Architecture and business process management software; business intelligence software; identity and access management software; data integration software; web experience management, portals, content management and social network software; and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software including human capital management; customer relationship management; financials; governance, risk and compliance; procurement; supply chain management; enterprise portfolio project management; enterprise performance management; business intelligence analytic applications; web commerce; and industry-specific applications. Oracle Cloud, which is a family of our cloud-based software subscription offerings, provides our customers and partners subscription-based, self-service access to certain of our database and middleware, and applications software and includes hosting, infrastructure management, the use of software updates, and support.

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

November 30, 2012

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
New software licenses and cloud software subscriptions:
Revenues(1)	$2,398	$2,044	$3,987	$3,537
Sales and distribution expenses	1,263	1,174	2,341	2,318

Margin(2)	$1,135	$870	$1,646	$1,219
Software license updates and product support:
Revenues(1)	$4,264	$3,996	$8,408	$8,032
Software license updates and product support expenses	276	268	545	542

Margin(2)	$3,988	$3,728	$7,863	$7,490
Total software business:
Revenues(1)	$6,662	$6,040	$12,395	$11,569
Expenses	1,539	1,442	2,886	2,860

Margin(2)	$5,123	$4,598	$9,509	$8,709
Hardware systems products:
Revenues	$734	$953	$1,513	$1,981
Hardware systems products expenses	366	468	750	941
Sales and distribution expenses	213	271	431	537

Margin(2)	$155	$214	$332	$503
Hardware systems support:
Revenues(1)	$590	$634	$1,169	$1,290
Hardware systems support expenses	222	248	435	520

Margin(2)	$368	$386	$734	$770
Total hardware systems business:
Revenues(1)	$1,324	$1,587	$2,682	$3,271
Expenses	801	987	1,616	1,998

Margin(2)	$523	$600	$1,066	$1,273
Total services business:
Revenues(1)	$1,127	$1,184	$2,245	$2,369
Services expenses	910	911	1,772	1,824

Margin(2)	$217	$273	$473	$545
Totals:
Revenues(1)	$9,113	$8,811	$17,322	$17,209
Expenses	3,250	3,340	6,274	6,682

Margin(2)	$5,863	$5,471	$11,048	$10,527

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $12 million and $31 million for the three and six months ended November 30, 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $4 million and $10 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $24 million for the six months ended November 30, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million and $9 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $19 million for the six months ended November 30, 2012 and 2011, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
Total revenues for operating segments	$9,113	$8,811	$17,322	$17,209
New software licenses and cloud software subscriptions revenues(1)	(12)	—	(31)	—
Software license updates and product support revenues(1)	(4)	(10)	(8)	(24)
Hardware systems support revenues(1)	(3)	(9)	(8)	(19)

Total revenues	$9,094	$8,792	$17,275	$17,166

Total margin for operating segments	$5,863	$5,471	$11,048	$10,527
New software licenses and cloud software subscriptions revenues(1)	(12)	—	(31)	—
Software license updates and product support revenues(1)	(4)	(10)	(8)	(24)
Hardware systems support revenues(1)	(3)	(9)	(8)	(19)
Product development and information technology expenses	(1,228)	(1,134)	(2,459)	(2,210)
Marketing and partner program expenses	(162)	(156)	(290)	(288)
Corporate and general and administrative expenses	(216)	(230)	(442)	(499)
Amortization of intangible assets	(584)	(592)	(1,203)	(1,184)
Acquisition related and other	121	(5)	380	(25)
Restructuring	(131)	(52)	(276)	(154)
Stock-based compensation	(188)	(150)	(365)	(295)
Interest expense	(195)	(192)	(382)	(384)
Other, net	19	19	18	(14)

Income before provision for income taxes	$3,280	$2,960	$5,982	$5,431

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $12 million and $31 million for the three and six months ended November 30, 2012, respectively. Software license updates and product support revenues for management

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $4 million and $10 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $24 million for the six months ended November 30, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million and $9 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $19 million for the six months ended November 30, 2012 and 2011, respectively.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2012	2011	2012	2011
Net income	$2,581	$2,192	$4,615	$4,032

Weighted average common shares outstanding	4,792	5,041	4,829	5,052
Dilutive effect of employee stock plans	76	82	75	85

Dilutive weighted average common shares outstanding	4,868	5,123	4,904	5,137

Basic earnings per share	$0.54	$0.43	$0.96	$0.80
Diluted earnings per share	$0.53	$0.43	$0.94	$0.78
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	223	117	206	101

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method (described above) and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

Trial commenced on November 1, 2010 on the issue of damages, as SAP had stipulated to liability. The jury awarded Oracle $1.3 billion. On September 1, 2011, the court granted the SAP Defendants’ motion for judgment as a matter of law and for a new trial. The court vacated the $1.3 billion award and held that Oracle could either accept a reduced amount or remittitur of $272 million or proceed to a new trial. On February 6, 2012, Oracle rejected the remittitur and requested a new trial.

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior court orders.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

We recorded a $306 million non-current receivable, included in other assets, in our condensed consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. These appeals are scheduled to be fully briefed by February 22, 2013. The appellate court has not yet scheduled a date for oral argument.

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company (“HP”) filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage, and violation of the California Unfair Business Practices Act. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 between HP and Mark Hurd (the “Hurd Settlement Agreement”), who was both HP’s former chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the Hurd Settlement Agreement, and other equitable and monetary relief.

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers. Oracle has announced that it is appealing this decision. The issues of breach, HP’s performance, causation and damages, HP’s tort claims, and Oracle’s cross-claims will all be tried before a jury beginning April 8, 2013. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2012

(Unaudited)

derivative actions were consolidated, but pursuant to a motion by Oracle, they were dismissed on November 11, 2011, with leave to plaintiffs to amend. No amended complaint has been filed.

On September 12, 2011, two alleged stockholders of Oracle filed a Verified Petition for Writ of Mandate for Inspection of Corporate Books and Records in California Superior Court, County of San Mateo. The petition originally named as respondents Oracle and two of our officers, both of whom were subsequently dismissed. The alleged stockholders claim that they are investigating alleged corporate mismanagement relating to the claims in the qui tam action, and asked the court to compel the inspection of certain of Oracle’s accounting books and records and minutes of meetings of the stockholders, our Board of Directors and the committees of our Board of Directors, related to those allegations, plus expenses of the audit and attorneys’ fees. At a hearing on November 10, 2011, the court granted the alleged stockholders’ request for a Writ of Mandate, which was confirmed in a judgment on December 12, 2011. Oracle filed a notice of appeal on February 2, 2012.

The parties in the derivative and Writ of Mandate actions discussed above have agreed to mediate all disputes and have stipulated to a stay of further proceedings in each of the trial courts. On June 5, 2012, the parties met with a mediator, and since that time, have continued to discuss a potential resolution.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Delaware Court of Chancery and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Plaintiffs allege breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets and unjust enrichment. Plaintiffs seek an injunction of the Pillar Data transaction, rescission of the Pillar Data transaction, disgorgement of our Chief Executive Officer’s alleged profits and other declaratory and monetary relief. Defendants moved to dismiss the operative complaint, and at a hearing on August 22, 2012, the court dismissed all claims without prejudice against two of our directors and dismissed with prejudice plaintiffs’ claims for breach of the fiduciary duty of care. The court ruled that all other claims for breach of fiduciary duty remain in the case. The court also dismissed with prejudice plaintiffs’ claims for aiding and abetting breach of fiduciary duty, waste of corporate assets and unjust enrichment. The court further dismissed with prejudice plaintiffs’ requests for relief, other than their request for monetary relief and for costs and expenses incurred in this action. The parties currently are conducting fact discovery.

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

Software Business

Our software business, which represented 73% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and cloud software subscriptions and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and due to our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

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

The growth in new software licenses and cloud software subscriptions revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software offerings, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license transactions is characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses and cloud software subscriptions revenues. Since our new software licenses and cloud software subscriptions revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software licenses and cloud software subscriptions revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of this business segment. New software licenses and cloud software subscriptions revenues represented 28% of our total revenues on a trailing 4-quarter basis. Our cloud software subscriptions contracts are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our new software licenses and cloud software subscriptions segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software licenses and cloud software subscriptions segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud software subscriptions obligations that we assumed in our business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

For certain of our acquired businesses, we recorded adjustments to reduce cloud software subscription obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize new software licenses and cloud software subscriptions revenues that would have been otherwise recorded as cloud software subscriptions revenues by the acquired businesses as independent entities in the amounts of $12 million and $31 million for the three and six months ended November 30, 2012, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over their respective contractual periods.

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

Software license updates and product support revenues, which represented 45% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 88% and accounted for 72% of our total margins over the same period. Our software license update and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $4 million and $10 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $24 million for the six months ended November 30, 2012 and 2011, respectively. To the extent underlying support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the support contracts over the respective support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business consists of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 15% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

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

Our hardware systems products revenues, cost of hardware systems products and hardware systems operating margins that we report are affected by the strength of general economic and business conditions, governmental budgetary constraints, our strategy for and the competitive position of our hardware systems products, our acquisitions and foreign currency rate fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets.

We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large hardware transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris, and can include product repairs, maintenance services and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, whether customer’s decide to purchase hardware systems support contracts at or in close proximity to the time of sale, and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $3 million and $9 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $19 million for the six months ended November 30, 2012 and 2011, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

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

Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products to which they relate and are performed after the customer’s purchase of the products. Our services revenues as they relate to consulting services are dependent upon general economic conditions and the level of our product revenues, in particular the new software licenses sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Finance and Audit Committee of our Board of Directors.

During the first half of fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2013 compared to the same periods of fiscal 2012 is impacted by our acquisitions, primarily our acquisitions of Taleo Corporation (Taleo) in the fourth quarter of fiscal 2012 and RightNow Technologies, Inc. (RightNow) in the third quarter of fiscal 2012.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2013 compared to the same periods of fiscal 2012, we quantify the contributions of our acquired products (for acquisitions that were completed since the beginning of fiscal 2012) to the growth in new software licenses and cloud software subscriptions revenues and to the growth in software license updates and product support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2012, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2012 and November 30, 2011, our financial statements would reflect reported revenues of $1.29 million in the first half of fiscal 2013 (using 1.29 as the month-end average exchange rate for the period) and $1.34 million in the first half of fiscal 2012 (using 1.34 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and six months ended November 30, 2012 and 2011 using the May 31, 2012 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Total Revenues by Geography:
Americas	$4,787	6%	6%	$4,532	$9,111	4%	5%	$8,758
EMEA(1)	2,701	-2%	1%	2,756	5,084	-7%	0%	5,460
Asia Pacific(2)	1,606	7%	7%	1,504	3,080	4%	7%	2,948

Total revenues	9,094	3%	5%	8,792	17,275	1%	4%	17,166
Total Operating Expenses	5,623	-1%	0%	5,681	10,925	-4%	-1%	11,372

Total Operating Margin	$3,471	12%	13%	$3,111	$6,350	10%	14%	$5,794

Total Operating Margin %	38%			35%	37%			34%
% Revenues by Geography:
Americas	52%			52%	53%			51%
EMEA	30%			31%	29%			32%
Asia Pacific	18%			17%	18%			17%
Total Revenues by Business:
Software	$6,649	10%	11%	$6,034	$12,363	7%	10%	$11,554
Hardware Systems	1,321	-16%	-16%	1,578	2,674	-18%	-15%	3,252
Services	1,124	-5%	-3%	1,180	2,238	-5%	-2%	2,360

Total revenues	$9,094	3%	5%	$8,792	$17,275	1%	4%	$17,166

% Revenues by Business:
Software	73%			69%	72%			67%
Hardware Systems	15%			18%	15%			19%
Services	12%			13%	13%			14%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Second Quarter 2013 Compared to Fiscal Second Quarter 2012:    Excluding the effect of unfavorable foreign currency rate fluctuations of 2 percentage points, our total revenues increased in the second quarter of fiscal 2013 due to an increase in our software business revenues, which was attributable to growth in our new software licenses and cloud software subscriptions revenues and due to growth in our software license updates and product support revenues. On a constant currency basis, the contribution of our software business revenues to our total revenues growth in the second quarter of fiscal 2013 was partially offset by decreases in revenues from our hardware systems and services businesses.

Excluding the effect of favorable foreign currency rate fluctuations of 1 percentage point, total operating expenses were relatively flat in the second quarter of fiscal 2013. In constant currency, our research and development expenses and sales and marketing expenses increased during the second quarter of fiscal 2013 due primarily to higher employee related expenses associated with increased headcount, and our restructuring expenses increased due to recent actions taken pursuant to our Fiscal 2013 Oracle Restructuring Plan. These expense increases were offset by constant currency expense decreases during the second quarter of fiscal 2013 in most of our other lines of business due to lower variable compensation expenses, lower external contractor expenses, and a reduction in certain legal costs; lower hardware systems products costs associated with lower hardware systems products revenues; and a $145 million acquisition related benefit (described further below).

On a constant currency basis, our operating margin and our operating margin as a percentage of revenues increased during the second quarter of fiscal 2013 as our total revenues increased at a faster rate than our total operating expenses.

First Half Fiscal 2013 Compared to First Half Fiscal 2012:    Excluding the effect of unfavorable foreign currency rate fluctuations of 3 percentage points, our total revenues increased in the first half of fiscal 2013 due primarily to the same reasons as noted above.

Excluding the effect of favorable foreign currency rate fluctuations of 3 percentage points, total operating expenses decreased in the first half of fiscal 2013 primarily due to similar reasons as noted above and a $306 million benefit that we recorded during the first quarter of fiscal 2013 related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information). These decreases in our total expenses were partially offset by constant currency expense increases due to similar reasons as noted above.

On a constant currency basis, our operating margin and our operating margin as a percentage of revenues increased during the first half of fiscal 2013 due to the increase in our total revenues and decrease in our total operating expenses.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2012	2011	2012	2011
New software licenses and cloud software subscriptions deferred revenues(1)	$12	$—	$31	$—
Software license updates and product support deferred revenues(1)	4	10	8	24
Hardware systems support deferred revenues(1)	3	9	8	19
Amortization of intangible assets(2)	584	592	1,203	1,184
Acquisition related and other(3)(5)	(121)	5	(380)	25
Restructuring(4)	131	52	276	154
Stock-based compensation(5)	188	150	365	295
Income tax effects(6)	(260)	(226)	(390)	(483)

	$541	$592	$1,121	$1,218

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize new software licenses and cloud software subscriptions revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $12 million and $31 million for the three and six months ended November 30, 2012, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $10 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $24 million for the six months ended November 30, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million and $9 million for the three months ended November 30, 2012 and 2011, respectively, and $8 million and $19 million for the six months ended November 30, 2012 and 2011, respectively.

Approximately $5 million of estimated new software licenses and cloud software subscriptions revenues assumed will not be recognized during the remainder of fiscal 2013 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $5 million and $2 million of estimated software license updates and product support revenues related to software support contracts assumed will not be recognized during the remainder of fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $5 million and $2 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of November 30, 2012, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2013	$1,140
Fiscal 2014	1,972
Fiscal 2015	1,522
Fiscal 2016	967
Fiscal 2017	408
Fiscal 2018	284
Thereafter	569

Total intangible assets subject to amortization	6,862
In-process research and development	11

Total intangible assets, net	$6,873

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable and certain other operating items, net. In the first half of fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), and a net benefit of $129 million due to an acquisition related item (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

(4)

The significant majority of restructuring expenses during the first half of fiscal 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Restructuring expenses during the first half of fiscal 2012 primarily related to costs incurred pursuant to our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Sales and marketing	$43	$29	$81	$55
Software license updates and product support	5	5	10	8
Hardware systems products	1	—	1	1
Hardware systems support	1	2	2	3
Services	8	6	17	10
Research and development	89	68	172	139
General and administrative	41	40	82	79

Subtotal	188	150	365	295
Acquisition related and other	4	2	21	3

Total stock-based compensation	$192	$152	$386	$298

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the three months ended November 30, 2012 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 23.5%, instead of 21.3%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the first half of fiscal 2013 were calculated reflecting an effective tax rate of 23.5%, instead of 22.9%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets, partially offset by the disproportionate tax rate impact of certain discrete items for the period. Income tax effects for the second quarter of fiscal 2012 were calculated reflecting an effective tax rate of 26.3%, instead of 25.9%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses. Income tax effects for the first half of fiscal 2012 were calculated reflecting an effective tax rate of 26.4%, instead of 25.8%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to income tax effects related to our acquired tax exposures, and the differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses.

Software Business

Our software business consists of our new software licenses and cloud software subscriptions segment and software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions:    New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis in a secure, standards-based cloud computing environment that includes access, hosting, infrastructure management, the use of software updates, and support. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Expenses associated with our new software licenses and cloud software subscriptions revenues are included in sales and marketing expenses, which are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing cloud software subscriptions services and amortization of intangible assets.

	Three Months Ended November 30,				Six Months Ended November 30,
	2012	Percent Change		2011	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant			Actual	Constant
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$1,253	22%	22%	$1,027	$2,066	18%	19%	$1,754
EMEA	641	10%	12%	584	1,044	2%	8%	1,024
Asia Pacific	495	13%	13%	437	853	11%	13%	768

Total revenues	2,389	17%	18%	2,048	3,963	12%	14%	3,546
Expenses:
Sales and marketing(1)	1,505	9%	10%	1,382	2,784	3%	6%	2,708
Stock-based compensation	41	43%	43%	28	79	44%	44%	54
Amortization of intangible assets(2)	242	27%	27%	190	489	30%	30%	378

Total expenses	1,788	12%	13%	1,600	3,352	7%	9%	3,140

Total Margin	$601	34%	34%	$448	$611	50%	53%	$406

Total Margin %	25%			22%	15%			11%
% Revenues by Geography:
Americas	52%			50%	52%			49%
EMEA	27%			29%	26%			29%
Asia Pacific	21%			21%	22%			22%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2013 Compared to Fiscal Second Quarter 2012:    Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, total new software licenses and cloud software subscriptions revenues increased by 18% in the second quarter of fiscal 2013 due to growth across all major regions and product types and incremental revenues from our acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 65%, EMEA contributed 19% and Asia Pacific contributed 16% to the increase in new software licenses and cloud software subscriptions revenues during the second quarter of fiscal 2013.

Our new software licenses revenues were $2.2 billion and $2.0 billion in the second quarters of fiscal 2013 and 2012, respectively. Our cloud software subscriptions revenues were $218 million and $89 million in the second quarters of fiscal 2013 and 2012, respectively. In constant currency, new software licenses revenues and cloud software subscriptions revenues increased by 12% and 145%, respectively, in the second quarter of fiscal 2013 due to improved customer demand for our software product offerings, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, our recent acquisitions contributed $144 million of growth to our total new software licenses and cloud software subscriptions revenues during the second quarter of fiscal 2013.

In constant currency, our new software licenses and cloud software subscriptions revenues increased over the trailing 4-quarters by 12% for similar reasons as noted above.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscriptions obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscriptions revenues in the amount of $12 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the second quarter of fiscal 2013. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 56% in the second quarter of fiscal 2013 and represented 27% of our total new software licenses and cloud software subscriptions revenues in the second quarter of fiscal 2013 in comparison to 20% in the second quarter of fiscal 2012.

Excluding the effect of favorable currency rate fluctuations of 1 percentage point, total new software licenses and cloud software subscriptions expenses increased in the second quarter of fiscal 2013 primarily due to higher employee related expenses from increased headcount and higher intangible asset amortization.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues increased during the second quarter of fiscal 2013 as our total revenues associated with this segment increased at a faster rate than our total expenses.

First Half Fiscal 2013 Compared to First Half Fiscal 2012:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions revenues increased in the first half of fiscal 2013 primarily due to the same reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 66%, EMEA contributed 15% and Asia Pacific contributed 19% to the increase in new software licenses and cloud software subscriptions revenues during the first half of fiscal 2013.

Our new software licenses revenues were $3.5 billion and $3.4 billion in the first half of fiscal 2013 and 2012, respectively. Our cloud software subscriptions revenues were $421 million and $174 million in the first half of fiscal 2013 and 2012, respectively. In constant currency, new software licenses revenues and cloud software subscriptions revenues increased by 8% and 142%, respectively, in the first half of fiscal 2013 primarily due to the same reasons as noted above. In reported currency, cloud software subscriptions revenues in the amount of $31 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2013 due to business combination accounting rules.

In reported currency, our recent acquisitions contributed $274 million of growth to our total new software licenses and cloud software subscriptions revenues during the first half of fiscal 2013. In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 36% in the first half of fiscal 2013 and represented 25% of our total new software licenses and cloud software subscriptions revenues in the first half of fiscal 2013 in comparison to 21% in the first half of fiscal 2012.

Excluding the effect of favorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions expenses increased in the first half of fiscal 2013 primarily due to the same reasons as noted above, partially offset by a decrease in certain legal expenses.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues increased during the first half of fiscal 2013 as our total revenues associated with this segment increased at a faster rate than our total expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Software License Updates and Product Support Revenues:
Americas	$2,301	9%	9%	$2,114	$4,557	8%	9%	$4,238
EMEA	1,333	3%	7%	1,290	2,612	0%	8%	2,610
Asia Pacific	626	8%	8%	582	1,231	6%	8%	1,160

Total revenues	4,260	7%	8%	3,986	8,400	5%	8%	8,008
Expenses:
Software license updates and product support(1)	265	-9%	-8%	293	543	-7%	-4%	586
Stock-based compensation	5	8%	8%	5	10	18%	18%	8
Amortization of intangible assets(2)	212	-2%	-2%	217	422	-1%	-1%	428

Total expenses	482	-6%	-6%	515	975	-5%	-3%	1,022

Total Margin	$3,778	9%	10%	$3,471	$7,425	6%	10%	$6,986

Total Margin %	89%			87%	88%			87%
% Revenues by Geography:
Americas	54%			53%	54%			53%
EMEA	31%			32%	31%			33%
Asia Pacific	15%			15%	15%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2013 Compared to Fiscal Second Quarter 2012:    Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, software license updates and product support revenues increased in the second quarter of fiscal 2013 as a result of new software licenses sold (with substantially all customers electing to purchase software support contracts) during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 60%, EMEA contributed 26% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues during the second quarter of fiscal 2013.

In reported currency, software license updates and product support revenues in the second quarter of fiscal 2013 included incremental revenues of $15 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $4 million and $10 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the second quarter of fiscal 2013 and fiscal 2012, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the respective support periods, the substantial majority of which are one year in duration.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses decreased primarily due to a decrease in certain non-income based taxes and lower amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased as our total revenues for this segment increased while our operating expenses decreased.

First Half Fiscal 2013 Compared to First Half Fiscal 2012:    Excluding the effect of unfavorable currency rate fluctuations of 3 percentage points, software license updates and product support revenues increased in the first half of fiscal 2013 primarily due to the same reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 57%, EMEA contributed 28% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues during the first half of fiscal 2013.

In reported currency, software license updates and product support revenues in the first half of fiscal 2013 included incremental revenues of $34 million from our recently acquired companies. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $8 million and $24 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2013 and fiscal 2012, respectively.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses decreased, and margin and margin as a percentage of revenues increased primarily due to the same reasons as noted above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Hardware Systems Products Revenues:
Americas	$370	-25%	-25%	$496	$750	-23%	-22%	$971
EMEA	198	-27%	-25%	272	413	-33%	-28%	615
Asia Pacific.	166	-10%	-12%	185	350	-11%	-11%	395

Total revenues	734	-23%	-23%	953	1,513	-24%	-22%	1,981
Expenses:
Hardware systems products(1)	366	-22%	-22%	471	750	-20%	-18%	942
Sales and marketing(1)	225	-21%	-20%	286	454	-20%	-17%	564
Stock-based compensation	3	198%	198%	1	3	70%	70%	2
Amortization of intangible assets(2)	76	-20%	-20%	95	164	-18%	-18%	200

Total expenses	670	-21%	-21%	853	1,371	-20%	-18%	1,708

Total Margin	$64	-35%	-36%	$100	$142	-48%	-46%	$273

Total Margin %	9%			11%	9%			14%
% Revenues by Geography:
Americas	50%			52%	50%			49%
EMEA	27%			29%	27%			31%
Asia Pacific	23%			19%	23%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On a constant currency basis, hardware systems products revenues decreased in the fiscal 2013 periods presented primarily due to reductions in the sales volumes of certain of our legacy product lines, including lower margin products. These revenue decreases were partially offset by increases in hardware revenues attributable to our Oracle Engineered Systems.

On a constant currency basis, total hardware systems products operating expenses declined in the fiscal 2013 periods presented primarily due to a reduction in hardware systems products costs associated with lower hardware revenues, a decrease in employee related expenses due to decreased headcount, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of revenues decreased in the fiscal 2013 periods presented primarily due to the decreases in our hardware revenues.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2012	Percent Change		2011	2012	Percent Change		2011
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Systems Support Revenues:
Americas	$278	-2%	-2%	$285	$550	-6%	-5%	$584
EMEA	192	-15%	-13%	227	380	-18%	-12%	463
Asia Pacific	117	3%	3%	113	231	3%	5%	224

Total revenues	587	-6%	-5%	625	1,161	-9%	-6%	1,271
Expenses:
Hardware systems support(1)	226	-12%	-11%	256	449	-17%	-13%	538
Stock-based compensation	1	-23%	-23%	2	2	-29%	-29%	3
Amortization of intangible assets(2)	48	-37%	-37%	77	114	-25%	-25%	152

Total expenses	275	-18%	-17%	335	565	-19%	-16%	693

Total Margin	$312	7%	8%	$290	$596	3%	7%	$578

Total Margin %	53%			46%	51%			45%
% Revenues by Geography:
Americas	47%			46%	47%			46%
EMEA	33%			36%	33%			36%
Asia Pacific	20%			18%	20%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of unfavorable currency rate fluctuations, hardware systems support revenues decreased in the fiscal 2013 periods presented primarily due to reductions in sales volumes of certain of our legacy hardware systems product lines. As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $3 million and $9 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the second quarter of fiscal 2013 and fiscal 2012, respectively, and $8 million and $19 million were not recognized in the first half of fiscal 2013 and fiscal 2012, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Excluding the effect of favorable currency rate fluctuations, total hardware systems support expenses decreased in the fiscal 2013 periods presented primarily due to a reduction in employee related expenses attributable to decreased headcount, reduced service delivery costs due to operational initiatives, and lower amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in the fiscal 2013 periods presented due to a reduction in our total hardware systems support expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Services Revenues:
Americas	$585	-4%	-3%	$610	$1,188	-2%	0%	$1,211
EMEA	337	-12%	-10%	383	635	-15%	-9%	748
Asia Pacific	202	8%	10%	187	415	4%	8%	401

Total revenues	1,124	-5%	-3%	1,180	2,238	-5%	-2%	2,360
Expenses:
Services(1)	922	0%	2%	923	1,797	-3%	1%	1,855
Stock-based compensation	8	31%	31%	6	17	66%	66%	10
Amortization of intangible assets(2)	6	-54%	-54%	13	14	-46%	-46%	26

Total expenses	936	-1%	1%	942	1,828	-3%	0%	1,891

Total Margin	$188	-21%	-20%	$238	$410	-13%	-10%	$469

Total Margin %	17%			20%	18%			20%
% Revenues by Geography:
Americas	52%			52%	53%			51%
EMEA	30%			32%	28%			32%
Asia Pacific	18%			16%	19%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On a constant currency basis, our total services revenues decreased modestly in the fiscal 2013 periods presented for each of our services offerings. Excluding the impact of currency rate fluctuations, decreases in services revenues in the Americas and EMEA were partially offset by increases in services revenues in APAC.

Excluding the impact of favorable currency rate fluctuations, total services expenses increased primarily due to an increase in consulting expenses that resulted from modestly higher headcount and certain other expense increases. These expense increases were partially offset by constant currency expense decreases in our managed cloud services and education services offerings, which consisted primarily of decreases in external contractor costs, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total services margin and margin as a percentage of revenues decreased during the fiscal 2013 periods presented primarily due to our decreases in revenues.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Research and development(1)	$1,110	7%	8%	$1,034	$2,228	11%	13%	$2,013
Stock-based compensation	89	30%	30%	68	172	23%	23%	139

Total expenses	$1,199	9%	10%	$1,102	$2,400	11%	13%	$2,152

% of Total Revenues	13%			13%	14%			13%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2013 periods presented primarily due to an increase in employee related expenses including salaries, benefits and stock-based compensation from increased headcount.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
General and administrative(1)	$222	-7%	-5%	$237	$456	-10%	-7%	$508
Stock-based compensation	41	5%	5%	40	82	4%	4%	79

Total expenses	$263	-5%	-3%	$277	$538	-8%	-6%	$587

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased during the fiscal 2013 periods presented due primarily to a decrease in professional fees.

Amortization of Intangible Assets:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Software support agreements and related relationships	$146	0%	0%	$146	$292	1%	1%	$290
Hardware systems support agreements and related relationships	30	0%	0%	30	60	2%	2%	59
Developed technology	204	-9%	-9%	223	424	-7%	-7%	457
Core technology	82	-7%	-7%	88	164	-2%	-2%	168
Customer relationships and contract backlog	80	-6%	-6%	85	180	6%	6%	170
Cloud software subscriptions and related relationships	26	767%	767%	3	52	643%	643%	7
Trademarks	16	-6%	-6%	17	31	-6%	-6%	33

Total amortization of intangible assets	$584	-1%	-1%	$592	$1,203	2%	2%	$1,184

Fiscal Second Quarter 2013 Compared to Fiscal Second Quarter 2012:    Amortization of intangible assets decreased in the second quarter of fiscal 2013 as certain of our intangible assets pertaining to our acquisitions of Sun Microsystems, Inc. and certain other companies became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we recently acquired in connection with our acquisitions, including our acquisitions of RightNow and Taleo in fiscal 2012, among others. Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report has additional information regarding our intangible assets and related amortization.

First Half Fiscal 2013 Compared to First Half Fiscal 2012:    Amortization of intangible assets increased in the first half of fiscal 2013 due to additional amortization from our recent acquisitions, including our acquisitions of RightNow and Taleo in fiscal 2012, among others, and was partially offset by decreases in amortization of intangible assets in the second quarter of fiscal 2013 as noted above.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report) and certain other operating items, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Transitional and other employee related costs	$8	666%	461%	$1	$17	46%	53%	$12
Stock-based compensation	4	72%	72%	2	21	651%	651%	3
Professional fees and other, net	12	254%	272%	(8)	(289)	-3,725%	-4,107%	(8)
Business combination adjustments, net	(145)	-1,629%	-1,624%	10	(129)	-848%	-885%	18

Total acquisition related and other expenses	$(121)	-2,432%	-1,991%	$5	$(380)	-1,647%	-1,696%	$25

Fiscal Second Quarter 2013 Compared to Fiscal Second Quarter 2012:    On a constant currency basis, the decrease in acquisition related and other expenses during the second quarter of fiscal 2013 was primarily due to the change in fair value of contingent consideration payable, which resulted in a net benefit of $145 million during the period (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

First Half Fiscal 2013 Compared to First Half Fiscal 2012:    On a constant currency basis, the decrease in our acquisition related and other expenses in the first half of fiscal 2013 was primarily due to the same reasons as noted above and a $306 million benefit related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Restructuring expenses	$131	151%	152%	$52	$276	80%	91%	$154

Restructuring expenses in the fiscal 2013 periods presented primarily related to the Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan), which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our Oracle-based operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $297 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately $48 million as of November 30, 2012. The majority of the remaining costs are expected to be incurred through fiscal 2014. Our estimated costs may be subject to change in future periods.

Restructuring expenses in the first half of fiscal 2012 primarily related to our Sun Restructuring Plan. Note 9 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 contains additional information pertaining to our Sun Restructuring Plan.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Interest expense	$195	2%	2%	$192	$382	0%	0%	$384

Interest expense generally increased in the fiscal 2013 periods presented due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in October 2012 (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Interest income	$61	6%	9%	$58	$118	4%	10%	$114
Foreign currency losses, net	(37)	250%	227%	(10)	(63)	57%	57%	(40)
Noncontrolling interests in income	(31)	28%	30%	(25)	(64)	23%	27%	(52)
Other income (losses), net	11	-40%	-40%	18	23	2,003%	1,930%	(1)

Total non-operating income, net	$4	-91%	-90%	$41	$14	-29%	-2%	$21

Fiscal Second Quarter 2013 Compared to Fiscal Second Quarter 2012:    On a constant currency basis, our non-operating income, net decreased during the second quarter of fiscal 2013 primarily due to an increase in foreign currency transaction losses and due to an increase in noncontrolling interests in income of our majority owned subsidiaries.

First Half Fiscal 2013 Compared to First Half Fiscal 2012:    On a constant currency basis our non-operating income, net decreased during the first half of fiscal 2013 for similar reasons as noted above, and was partially offset by an increase in other income, net due to favorable changes in the values of our marketable securities that we classify as trading that are held to support our deferred compensation plan obligations.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2012	Actual	Constant	2011	2012	Actual	Constant	2011
Provision for income taxes	$699	-9%	-8%	$768	$1,367	-2%	2%	$1,399

Effective tax rate	21.3%			25.9%	22.9%			25.8%

Provision for income taxes decreased during the fiscal 2013 periods presented due to the favorable effects of an increase in the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States, partially offset by higher income before provision for income taxes.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2012	Change	May 31, 2012
Working capital	$28,782	17%	$24,635
Cash, cash equivalents and marketable securities	$33,695	10%	$30,676

Working capital:    The increase in working capital as of November 30, 2012 in comparison to May 31, 2012 was primarily due to our issuance of $5.0 billion of senior notes in October 2012 and the favorable impact to our net current assets resulting from our net income during the first half of fiscal 2013, partially offset by cash used for repurchases of our common stock (we used $6.1 billion of cash for common stock repurchases during the first half of fiscal 2013), cash used to pay dividends to our stockholders and cash used for acquisitions, all of which occurred during the first half of fiscal 2013. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at November 30, 2012 in comparison to May 31, 2012 was due to the issuance of $5.0 billion of senior notes in October 2012 and an increase in cash generated from our operating activities, partially offset by $6.1 billion of repurchases of our common stock, the repayment of $1.7 billion of short-term borrowings pursuant to certain revolving credit facilities, cash used for acquisitions and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $26.0 billion held by our foreign subsidiaries as of November 30, 2012, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of other comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies as of

November 30, 2012 in comparison to May 31, 2012, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries generally increased as of November 30, 2012 relative to what we would have reported using constant currency rates as of May 31, 2012.

Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 44 days at November 30, 2012 compared with 53 days at May 31, 2012. The days sales outstanding calculation excludes the revenue adjustments that reduce our acquired cloud software subscriptions obligations, software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding is primarily due to the collection, in our first half of fiscal 2013, of large software license and software support balances outstanding as of May 31, 2012.

	Six Months Ended November 30,
(Dollars in millions)	2012	Change	2011
Cash provided by operating activities	$6,466	-3%	$6,676
Cash used for investing activities	$(3,062)	-49%	$(5,947)
Cash used for financing activities	$(2,565)	-21%	$(3,231)

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

Net cash provided by operating activities decreased modestly in the first half of fiscal 2013 primarily due to an increase in cash used to pay income taxes during the first half of fiscal 2013, and certain other net cash unfavorable working capital movements, in each case compared to the first half of fiscal 2012. These cash unfavorable movements were partially offset by increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation, and a decrease in cash used to pay accrued compensation liabilities such as commissions and bonuses, in each case compared to the first half of fiscal 2012.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first half of fiscal 2013 primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities).

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first half of fiscal 2013 decreased in comparison to the first half of fiscal 2012 primarily due to our issuance of $5.0 billion of senior notes in October 2012, partially offset by an increase in our common stock repurchases (we used $6.1 billion of cash for common stock repurchases during the first half of fiscal 2013 in comparison to $1.8 billion in the first half of fiscal 2012) and an increase in repayments of borrowings (we repaid $1.7 billion of short-term borrowings pursuant to our revolving credit facilities during the first half of fiscal 2013 in comparison to our repayment of $1.15 billion of short-term borrowings pursuant to our revolving credit facilities in the first half of fiscal 2012).

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2012	Change	2011
Net cash provided by operating activities	$13,533	3%	$13,129
Capital expenditures(1)	(710)	42%	(500)

Free cash flow	$12,823	2%	$12,629

Net income	$10,564		$9,356

Free cash flow as percent of net income	121%		135%

(1)

Represents capital expenditures as reported in cash flows from investing activities in our condensed consolidated statements of cash flows presented in accordance with U.S. generally accepted accounting principles.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $491 million and $424 million, respectively, or approximately 12%, of each of our new software licenses and cloud software subscriptions revenues in the first half of fiscal 2013 and 2012 and $64 million and $61 million, respectively, or approximately 4% and 3%, respectively, of our hardware systems products revenues in the first half of fiscal 2013 and 2012.

Recent Financing Activities:

Cash Dividends:    In December 2012, our Board of Directors declared an accelerated second, third and fourth quarter of fiscal 2013 cash dividend totaling $0.18 per share of outstanding common stock payable on December 21, 2012 to stockholders of record as of the close of business on December 14, 2012. This accelerated dividend is intended by our Board of Directors to be in lieu of quarterly dividends that we would have otherwise announced with our quarterly earnings results for the second, third and fourth quarters of fiscal 2013, and that would have been paid in calendar year 2013. The next opportunity for our Board of Directors to consider and approve the declaration of a dividend will be when we announce our earnings results for the first quarter of fiscal 2014, which ends on August 31, 2013. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Senior Notes:    In October 2012, we issued $5.0 billion of fixed rate senior notes comprised of $2.5 billion of 1.20% notes due October 2017 and $2.5 billion of 2.50% notes due October 2022. We issued these senior notes for general corporate purposes, which may include stock repurchases, future acquisitions and repayment of indebtedness, including repayment of our $1.25 billion of 4.95% senior notes due April 2013. Additional details regarding these senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Revolving Credit Agreement:    On July 2, 2012, our revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement) to borrow $1.7 billion was repaid in full and the 2012 Credit Agreement expired pursuant to its terms.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of November 30, 2012, approximately $7.0 billion remained available for stock repurchases under the stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    In October 2012, we issued $5.0 billion of fixed rate senior notes comprised of $2.5 billion of 1.20% notes due October 2017 and $2.5 billion of 2.50% notes due October 2022. Additional details regarding these senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. During the first half of fiscal 2013, there were no other significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2009 has been a weighted average annualized rate of 1.6% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Some of the outstanding stock options, which generally have a 10-year exercise period, have exercise prices higher than the current market price of our common stock. At November 30, 2012, 20.9% of our outstanding stock options had exercise prices in excess of the current market price. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2012, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 10.3%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first half of fiscal 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. Approximately $7.0 billion remained available for stock repurchases as of November 30, 2012 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2012—September 30, 2012	28.5	$32.25	28.5	$9,124.8
October 1, 2012—October 31, 2012	33.6	$31.14	33.6	$8,078.6
November 1, 2012—November 30, 2012	34.0	$30.75	34.0	$7,034.0

Total	96.1	$31.33	96.1

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

4.10	Forms of 1.20% Note due 2017 and 2.50% Note due 2022, together with Officers’ Certificate setting forth the terms of the Notes	8-K	000-51788	4.10	10/25/12	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as approved on November 7, 2012						X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2012 and May 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2012 and 2011 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements						X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 21, 2012	By:	/s/ SAFRA A. CATZ
Safra A. Catz President, Chief Financial Officer and Director

Date: December 21, 2012	By:	/s/ WILLIAM COREY WEST
William Corey West Senior Vice President, Corporate Controller and Chief Accounting Officer