Form 10-Q
period 2013-02-28
ORACLE CORP
filed 2013-03-22
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

The number of shares of registrant’s common stock outstanding as of March 15, 2013 was: 4,710,658,000.

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

•

our expectation to incur the majority of the remaining expenses pursuant to the Fiscal 2013 Oracle Restructuring Plan through fiscal 2014 and our expectation to improve efficiencies in our operations that will impact our Fiscal 2013 Oracle Restructuring Plan;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2013, which runs from June 1, 2012 to May 31, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2013 and May 31, 2012

(Unaudited)

(in millions, except per share data)	February 28, 2013	May 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,101	$14,955
Marketable securities	17,306	15,721
Trade receivables, net of allowances for doubtful accounts of $286 and $323 as of February 28, 2013 and May 31, 2012, respectively	4,169	6,377
Inventories	211	158
Deferred tax assets	829	877
Prepaid expenses and other current assets	2,070	1,935

Total current assets	40,686	40,023

Non-current assets:
Property, plant and equipment, net	3,034	3,021
Intangible assets, net	6,662	7,899
Goodwill	26,102	25,119
Deferred tax assets	651	595
Other assets	2,315	1,670

Total non-current assets	38,764	38,304

Total assets	$79,450	$78,327

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,250	$2,950
Accounts payable	361	438
Accrued compensation and related benefits	1,557	2,002
Deferred revenues	6,278	7,035
Other current liabilities	2,470	2,963

Total current liabilities	11,916	15,388

Non-current liabilities:
Notes payable and other non-current borrowings	18,502	13,524
Income taxes payable	3,775	3,759
Other non-current liabilities	1,467	1,569

Total non-current liabilities	23,744	18,852

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,719 shares as of February 28, 2013 and 4,905 shares as of May 31, 2012	18,645	17,489
Retained earnings	24,549	26,087
Accumulated other comprehensive income	154	112

Total Oracle Corporation stockholders’ equity	43,348	43,688
Noncontrolling interests	442	399

Total equity	43,790	44,087

Total liabilities and equity	$79,450	$78,327

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2013 and February 29, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues:
New software licenses and cloud software subscriptions	$2,332	$2,374	$6,295	$5,921
Software license updates and product support	4,340	4,051	12,740	12,058

Software revenues	6,672	6,425	19,035	17,979
Hardware systems products	671	869	2,185	2,851
Hardware systems support	570	604	1,730	1,874

Hardware systems revenues	1,241	1,473	3,915	4,725
Services revenues	1,045	1,141	3,283	3,501

Total revenues	8,958	9,039	26,233	26,205

Operating expenses:
Sales and marketing(1)	1,802	1,700	5,120	5,027
Software license updates and product support(1)	306	305	860	899
Hardware systems products(1)	337	424	1,087	1,367
Hardware systems support(1)	219	257	670	798
Services(1)	854	922	2,668	2,788
Research and development	1,186	1,145	3,586	3,297
General and administrative	260	261	798	848
Amortization of intangible assets	586	606	1,789	1,790
Acquisition related and other	32	38	(347)	63
Restructuring	42	64	318	217

Total operating expenses	5,624	5,722	16,549	17,094

Operating income	3,334	3,317	9,684	9,111
Interest expense	(205)	(190)	(588)	(574)
Non-operating (expense) income, net	(39)	21	(24)	42

Income before provision for income taxes	3,090	3,148	9,072	8,579
Provision for income taxes	586	650	1,953	2,050

Net income	$2,504	$2,498	$7,119	$6,529

Earnings per share:
Basic	$0.53	$0.50	$1.48	$1.30

Diluted	$0.52	$0.49	$1.46	$1.28

Weighted average common shares outstanding:
Basic	4,735	5,007	4,798	5,037

Diluted	4,812	5,080	4,873	5,118

Dividends declared per common share	$0.18	$0.06	$0.30	$0.18

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2013 and February 29, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income	$2,504	$2,498	$7,119	$6,529
Other comprehensive income, net of tax:
Net foreign currency translation (losses) gains	(22)	116	55	(139)
Net unrealized gains (losses) on defined benefit plans	2	—	6	(4)
Net unrealized (losses) gains on marketable securities	(48)	8	(19)	17

Total other comprehensive (loss) income, net	(68)	124	42	(126)

Comprehensive income	$2,436	$2,622	$7,161	$6,403

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2013 and February 29, 2012

(Unaudited)

	Nine Months Ended
(in millions)	February 28, 2013	February 29, 2012
Cash Flows From Operating Activities:
Net income	$7,119	$6,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	350
Amortization of intangible assets	1,789	1,790
Deferred income taxes	108	(200)
Stock-based compensation	566	474
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	372	123
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(220)	(71)
Other, net	120	67
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,269	2,028
(Increase) decrease in inventories	(48)	139
(Increase) decrease in prepaid expenses and other assets	(241)	87
Decrease in accounts payable and other liabilities	(912)	(1,353)
(Decrease) increase in income taxes payable	(853)	259
Decrease in deferred revenues	(809)	(536)

Net cash provided by operating activities	9,660	9,686

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(24,027)	(29,745)
Proceeds from maturities and sales of marketable securities and other investments	22,359	26,472
Acquisitions, net of cash acquired	(1,592)	(2,833)
Capital expenditures	(467)	(431)

Net cash used for investing activities	(3,727)	(6,537)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(8,204)	(3,457)
Proceeds from issuances of common stock	1,300	513
Payments of dividends to stockholders	(1,433)	(909)
Proceeds from borrowings, net of issuance costs	4,974	—
Repayments of borrowings	(1,700)	(1,405)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	220	71
Distributions to noncontrolling interests	(31)	(163)

Net cash used for financing activities	(4,874)	(5,350)

Effect of exchange rate changes on cash and cash equivalents	87	(181)

Net increase (decrease) in cash and cash equivalents	1,146	(2,382)
Cash and cash equivalents at beginning of period	14,955	16,163

Cash and cash equivalents at end of period	$16,101	$13,781

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$3	$19
Fair value of contingent consideration payable in connection with acquisition	$—	$346
(Decrease) increase in unsettled repurchases of common stock	$(36)	$26

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect our consolidated total revenues, consolidated operating income or consolidated net income.

New Software Licenses and Cloud Software Subscriptions Revenues

New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Our new software licenses and cloud software subscriptions revenues for the three and nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
New software licenses	$2,101	$2,264	$5,642	$5,637
Cloud software subscriptions	231	110	653	284

Total new software licenses and cloud software subscriptions revenues	$2,332	$2,374	$6,295	$5,921

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and changes in fair value

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

of contingent consideration payable (further discussed in Note 2 below) and certain other operating items, net. Stock- based compensation included in acquisition related and other expenses resulted from unvested options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
Transitional and other employee related costs	$7	$6	$24	$18
Stock-based compensation	8	18	30	21
Professional fees and other, net	7	6	(282)	(1)
Business combination adjustments, net	10	8	(119)	25

Total acquisition related and other expenses	$32	$38	$(347)	$63

Included in acquisition related and other expenses for the nine months ended February 28, 2013 were changes in estimates for contingent consideration payable of $118 million, and a benefit related to certain litigation of $306 million (see Note 14 for additional information), both of which reduced acquisition related and other expenses during this period.

Non-Operating (Expense) Income, net

Non-operating (expense) income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses) including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
Interest income	$62	$60	$180	$175
Foreign currency losses, net	(87)	(28)	(150)	(68)
Noncontrolling interests in income	(29)	(35)	(93)	(88)
Other income, net	15	24	39	23

Total non-operating (expense) income, net	$(39)	$21	$(24)	$42

Included in our non-operating (expense) income, net for the three and nine months ended February 28, 2013 was a foreign currency remeasurement loss of $64 million resulting from the recent devaluation of the Venezuelan currency by the Venezuelan government for our Venezuelan subsidiary that we had previously designated as “highly inflationary” in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future including additional foreign currency losses related to our Venezuelan subsidiary if the Venezuelan government further devalues the Venezuelan currency, the amounts and timing of which are uncertain.

Sales of Financing Receivables

We offer certain of our customers the option to acquire our products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed on a non-recourse basis to

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $486 million and $1.7 billion for the three and nine months ended February 28, 2013, respectively, and $374 million and $1.3 billion for the three and nine months ended February 29, 2012, respectively.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:    In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us in our first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2013-02 on our consolidated financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment:    In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in our fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.

2.	ACQUISITIONS

Proposed Acquisition

On February 4, 2013, we entered into an Agreement and Plan of Merger (Merger Agreement) with Acme Packet, Inc. (Acme Packet), a provider of session border control technology. Pursuant to the Merger Agreement, our wholly-owned subsidiary will merge with and into Acme Packet and Acme Packet will become a wholly-owned subsidiary of Oracle. Upon the consummation of the merger, each share of Acme Packet common stock will be converted into the right to receive $29.25 (Merger Consideration) in cash. In addition, the unvested portion of each Acme Packet stock option and restricted stock-based award and the vested portion of each Acme Packet stock option, the exercise price of which is equal to or greater than the Merger Consideration, in each case that is outstanding immediately prior to the consummation of the merger and held by employees, will generally be converted into a stock option or restricted stock-based award, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Acme Packet is approximately $2.1 billion. The completion of the merger is subject to customary conditions, including without limitation, the approval of the merger by Acme Packet’s stockholders.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

Fiscal 2013 Acquisitions

Acquisition of Eloqua, Inc.

On February 8, 2013, we completed our acquisition of Eloqua, Inc. (Eloqua), a provider of cloud-based marketing automation and revenue performance management software. We have included the financial results of Eloqua in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Eloqua was approximately $935 million, which consisted of approximately $933 million in cash and $2 million for the fair value of stock options assumed. We have preliminarily recorded $327 million of identifiable intangible assets and $1 million of net tangible liabilities, based on their estimated fair values, and $609 million of residual goodwill.

Other Fiscal 2013 Acquisitions

During the first nine months of fiscal 2013, we acquired certain other companies and purchased certain technology and development assets to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

The preliminary fair value estimates for the assets acquired and liabilities assumed for certain acquisitions completed during the first nine months of fiscal 2013 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

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

Acquisition of RightNow Technologies, Inc.

On January 25, 2012, we completed our acquisition of RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. We have included the financial results of RightNow in our consolidated financial statements from the date of acquisition. The total purchase price for RightNow was approximately $1.5 billion, which consisted of approximately $1.5 billion in cash and $14 million for the fair value of stock options and restricted stock-based awards assumed. We recorded $697 million of identifiable intangible assets and $259 million of net tangible liabilities related primarily to customer performance obligations, convertible debt and deferred tax liabilities that were assumed as a part of this acquisition based on their estimated fair values, and $1.1 billion of residual goodwill.

Acquisition of Pillar Data Systems, Inc.

On July 18, 2011, we acquired Pillar Data Systems, Inc. (Pillar Data), a provider of enterprise storage systems solutions. Prior to the acquisition, Pillar Data was directly and indirectly majority-owned and controlled by

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

Lawrence J. Ellison, our Chief Executive Officer, director and largest stockholder. Pursuant to the agreement and plan of merger dated as of June 29, 2011 (Pillar Data Merger Agreement), we acquired all of the issued and outstanding equity interests of Pillar Data from the stockholders in exchange for rights to receive contingent cash consideration (Earn-Out), if any, pursuant to an Earn-Out calculation. An affiliate of Mr. Ellison has a preference right to receive the first approximately $565 million of the Earn-Out, if any, and rights to 55% of any amount of the Earn-Out that exceeds $565 million. The Earn-Out calculation methodology as defined by the Pillar Data Merger Agreement was disclosed in Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012. We do not expect the Earn-Out will be material to our results of operations or financial position.

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The estimated fair value of the liability for contingent consideration as of the acquisition date, representing the purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. Our liability for contingent consideration payable may change until the liability is settled with the related impact recorded to our consolidated statements of operations as acquisition related and other expenses. In connection with our acquisition of Pillar Data, we recorded $142 million of identifiable intangible assets and $16 million of net tangible liabilities, based on their estimated fair values, and $220 million of residual goodwill. As of February 28, 2013, the estimated fair value of the Earn-Out liability was $269 million and resulted in a net benefit to acquisition related and other expenses of $118 million for the nine months ended February 28, 2013. The Earn-Out liability decreased as of February 28, 2013 in comparison to the amount recorded as of the acquisition date primarily due to a change in our estimate of year three revenues related to our acquisition of Pillar Data and the related impact to the liability calculation in accordance with the terms of the Pillar Data Merger Agreement, partially offset by the accretion of the liability from the application of appropriate discounting considering the uncertainties associated with the obligation. Our valuation techniques and inputs used to estimate the fair value of the Earn-Out liability are described in Note 3 below.

Other Fiscal 2012 Acquisitions

During fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $1.6 billion and consisted of approximately $1.6 billion in cash and $5 million for the fair values of stock options assumed. We recorded $540 million of identifiable intangible assets and $29 million of net tangible assets, based on their estimated fair values, and $1.1 billion of residual goodwill.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Eloqua, Taleo, RightNow, Pillar Data and certain other companies that we acquired since the beginning of fiscal 2012 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2012. The pro

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2012. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2012.

The unaudited pro forma financial information for the three and nine months ended February 28, 2013 combined the historical results of Oracle for the three and nine months ended February 28, 2013, the historical results of Eloqua for the three and nine months ended September 30, 2012 (adjusted due to differences in reporting periods and considering the date we acquired Eloqua), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and nine months ended February 29, 2012 combined the historical results of Oracle for the three and nine months ended February 29, 2012, the historical results of Eloqua for the three and nine months ended March 31, 2012 (due to differences in reporting periods), the historical results of Taleo for the three and nine months ended December 31, 2011 (due to differences in reporting periods), the historical results of RightNow for the three and nine months ended September 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired RightNow), the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2013	2012	2013	2012
Total revenues	$8,976	$9,194	$26,304	$26,765
Net income	$2,494	$2,423	$7,070	$6,247
Basic earnings per share	$0.53	$0.48	$1.47	$1.24
Diluted earnings per share	$0.52	$0.48	$1.45	$1.22

3.	FAIR VALUE MEASUREMENTS

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	February 28, 2013				May 31, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury, U.S. government and U.S. government agency debt securities	$120	$—	$—	$120	$100	$—	$—	$100
Commercial paper debt securities	—	15,619	—	15,619	—	13,954	—	13,954
Corporate debt securities and other	199	4,351	—	4,550	254	1,983	—	2,237
Derivative financial instruments	—	50	—	50	—	69	—	69

Total assets	$319	$20,020	$—	$20,339	$354	$16,006	$—	$16,360

Liabilities:
Contingent consideration	$—	$—	$269	$269	$—	$—	$387	$387

Our valuation techniques used to measure the fair values of our U.S. Treasury, U.S. government and U.S. government agency debt securities and certain other marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Substantially all of these instruments have maturity dates, if any, within one year from our date of purchase. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, substantially all of which mature within one year and the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others. The fair value of contingent consideration payable that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future year three revenues related to our acquisition of Pillar Data and their related impact to the liability calculation, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Pillar Data Merger Agreement.

Based on the trading prices of our $19.8 billion and $16.5 billion of borrowings, which consisted of senior notes that were outstanding as of February 28, 2013 and senior notes and short-term borrowings that were outstanding as of May 31, 2012, respectively, the estimated fair values of our borrowings using Level 2 inputs at February 28, 2013 and May 31, 2012 were $22.3 billion and $19.3 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	February 28, 2013	May 31, 2012
Raw materials	$101	$45
Work-in-process	31	20
Finished goods	79	93

Total	$211	$158

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2013 and the net book value of intangible assets at February 28, 2013 and May 31, 2012 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2012	Additions	February 28, 2013	May 31, 2012	Expense	February 28, 2013	May 31, 2012	February 28, 2013
Software support agreements and related relationships	$5,294	$4	$5,298	$(3,330)	$(437)	$(3,767)	$1,964	$1,531	5 years
Hardware systems support agreements and related relationships	768	8	776	(266)	(90)	(356)	502	420	5 years
Developed technology	6,908	230	7,138	(4,651)	(626)	(5,277)	2,257	1,861	6 years
Core technology	2,549	30	2,579	(1,609)	(246)	(1,855)	940	724	3 years
Customer relationships and contract backlog	2,260	40	2,300	(1,287)	(262)	(1,549)	973	751	2 years
Cloud software subscriptions and related relationships	989	238	1,227	(42)	(81)	(123)	947	1,104	8 years
Trademarks	597	13	610	(292)	(47)	(339)	305	271	5 years

Total intangible assets subject to amortization	19,365	563	19,928	(11,477)	(1,789)	(13,266)	7,888	6,662	6 years
In-process research and development	11	(11)	—	—	—	—	11	—	N.A.

Total intangible assets, net	$19,376	$552	$19,928	$(11,477)	$(1,789)	$(13,266)	$7,899	$6,662

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2013.

Total amortization expense related to our intangible assets was $586 million and $1.8 billion for the three and nine months ended February 28, 2013, respectively, and $606 million and $1.8 billion for the three and nine months ended February 29, 2012, respectively. As of February 28, 2013, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2013	$582
Fiscal 2014	2,043
Fiscal 2015	1,582
Fiscal 2016	1,020
Fiscal 2017	450
Fiscal 2018	324
Thereafter	661

Total intangible assets, net	$6,662

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2013 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2012	$7,367	$12,479	$1,193	$4,080	$25,119
Allocation of goodwill(1)	2,346	—	—	(2,346)	—
Goodwill from acquisitions	929	26	61	72	1,088
Goodwill adjustments(2)	(85)	(30)	4	6	(105)

Balances as of February 28, 2013	$10,557	$12,475	$1,258	$1,812	$26,102

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

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

The effective interest yields of the 2017 Notes and 2022 Notes at February 28, 2013 were 1.24% and 2.51%, respectively. Interest on the Senior Notes is payable semi-annually. We may redeem some or all of the Senior Notes of each series at any time, subject to payment of an applicable make-whole premium.

The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 for further information on our commercial paper program) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes. We were in compliance with all debt-related covenants at February 28, 2013.

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

February 28, 2013

(Unaudited)

7.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2013 Restructuring Plan) and our management subsequently amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $420 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $294 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first nine months of fiscal 2013 and we expect to incur the majority of the estimated remaining $126 million through fiscal 2014. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2012(2)	Nine Months Ended February 28, 2013				Accrued February 28, 2013(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$77	$(4)	$(52)	$(1)	$20	$73	$86
Software license updates and product support	—	10	(6)	(9)	5	—	4	7
Hardware systems business	—	90	(2)	(55)	(2)	31	88	133
Services	—	60	(2)	(38)	1	21	58	114
General and administrative and other	—	71	—	(42)	(8)	21	71	80

Total Fiscal 2013 Oracle Restructuring Plan	$—	$308	$(14)	$(196)	$(5)	$93	$294	$420

Total other restructuring plans(6)	$337	$44	$(20)	$(162)	$—	$199

Total restructuring plans	$337	$352	$(34)	$(358)	$(5)	$292

(1)

Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other, which also included $39 million recorded during the first nine months of fiscal 2013 for facilities related restructuring, contract termination and other costs.

(2)

The balances at February 28, 2013 and May 31, 2012 included $191 million and $178 million, respectively, recorded in other current liabilities, and $101 million and $159 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2013	May 31, 2012
Software license updates and product support	$4,981	$5,565
Hardware systems support and other	613	714
Services	348	403
New software licenses and cloud software subscriptions	336	353

Deferred revenues, current	6,278	7,035
Deferred revenues, non-current (in other non-current liabilities)	305	296

Total deferred revenues	$6,583	$7,331

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

Interest Rate Swap Agreements

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

(loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. The fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $50 million and $69 million as of February 28, 2013 and May 31, 2012, respectively.

We do not use interest rate swap agreements for trading purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 for additional information regarding these contracts). As of February 28, 2013 and May 31, 2012, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.2 billion and $3.0 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.2 billion and $873 million, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at February 28, 2013 and May 31, 2012. Included in our non-operating (expense) income, net was $22 million and $73 million of net losses related to these forward contracts for the three and nine months ended February 28, 2013, respectively, and $128 million and $30 million of net losses for the three and nine months ended February 29, 2012, respectively.

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. Approximately $5.0 billion remained available for stock repurchases as of February 28, 2013 pursuant to our stock repurchase program. We repurchased 261.7 million shares for $8.2 billion during the nine months ended February 28, 2013 (including 2.9 million shares for $100 million that were repurchased but not settled) and 119.6 million shares for $3.5 billion during the nine months ended February 29, 2012 under the stock repurchase program.

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

Dividends on Common Stock

During the nine months ended February 28, 2013, our Board of Directors declared cash dividends of $0.30 per share of our outstanding common stock, including an accelerated cash dividend totaling $0.18 per share of outstanding common stock, which we paid on December 21, 2012. This accelerated cash dividend was intended by our Board of Directors to be in lieu of quarterly dividends that we would have otherwise announced with our earnings results for the second, third and fourth quarters of fiscal 2013, and that would have been paid in calendar

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

year 2013. The next opportunity for our Board of Directors to consider and approve the declaration of a dividend will be when we announce our earnings results for the first quarter of fiscal 2014, which ends on August 31, 2013. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
Sales and marketing	$32	$30	$112	$86
Software license updates and product support	5	5	15	13
Hardware systems products	1	—	2	1
Hardware systems support	1	1	3	4
Services	7	6	24	16
Research and development	86	74	258	213
General and administrative	40	41	122	120
Acquisition related and other	8	18	30	21

Total stock-based compensation	$180	$175	$566	$474

During the first nine months of fiscal 2013, we issued 118 million stock options (including our annual grant of stock options in our first quarter of fiscal 2013 and certain stock options assumed from companies that we acquired). These stock option-based award issuances were partially offset by forfeitures and cancellations of 17 million shares during the first nine months of fiscal 2013.

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the grant dates, or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three and nine months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Expected life (in years)	4.7	4.7	5.1	5.1
Risk-free interest rate	0.7%	0.8%	0.7%	1.6%
Volatility	26%	32%	31%	30%
Dividend yield	0.7%	0.8%	0.8%	0.7%
Weighted-average fair value per share	$7.00	$15.52	$7.97	$9.33

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

February 28, 2013

(Unaudited)

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to earnings considered as indefinitely reinvested in foreign operations, state taxes, the retroactive extension of the U.S. research and development tax credit and the U.S. domestic production activity deduction. Our effective tax rate was 19.0% and 21.5% for the three and nine months ended February 28, 2013, respectively, and 20.7% and 23.9% for the three and nine months ended February 29, 2012, respectively.

During fiscal 2012, we increased the number of foreign subsidiaries in countries with lower statutory rates than the rate used in the United States, the earnings of which we consider to be indefinitely reinvested outside the United States.

Our net deferred tax assets were $1.4 billion as of both February 28, 2013 and May 31, 2012. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

Database and middleware software generally includes database and database management software; application server and cloud application software; Service-Oriented Architecture and business process management software; business intelligence software; identity and access management software; data integration software; web experience management, portals, content management and social network software; and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software generally provides enterprise information that enables companies to manage their business cycles and provides intelligence and includes enterprise resource planning software including human capital management; customer relationship management; financials; governance, risk and compliance; procurement; supply chain management; enterprise portfolio project management; enterprise performance management; business intelligence analytic applications; web commerce; and industry-specific applications. Oracle Cloud, which is a family of our cloud-based software subscription offerings, provides our customers and partners subscription-based, self-service access to certain of our database and middleware and applications software and includes hosting, infrastructure management, the use of software updates, and support.

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

Certain costs have been reclassified in the fiscal 2013 and 2012 periods presented to align with our current line of business management structure.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
New software licenses and cloud software subscriptions:
Revenues(1)	$2,334	$2,370	$6,321	$5,908
Sales and distribution expenses	1,379	1,239	3,812	3,595

Margin(2)	$955	$1,131	$2,509	$2,313
Software license updates and product support:
Revenues(1)	$4,344	$4,068	$12,752	$12,098
Software license updates and product support expenses	276	282	808	824

Margin(2)	$4,068	$3,786	$11,944	$11,274
Total software business:
Revenues(1)	$6,678	$6,438	$19,073	$18,006
Expenses	1,655	1,521	4,620	4,419

Margin(2)	$5,023	$4,917	$14,453	$13,587
Hardware systems products:
Revenues	$671	$869	$2,185	$2,851
Hardware systems products expenses	336	425	1,086	1,365
Sales and distribution expenses	212	250	643	788

Margin(2)	$123	$194	$456	$698
Hardware systems support:
Revenues(1)	$572	$610	$1,740	$1,900
Hardware systems support expenses	210	247	646	767

Margin(2)	$362	$363	$1,094	$1,133
Total hardware systems business:
Revenues(1)	$1,243	$1,479	$3,925	$4,751
Expenses	758	922	2,375	2,920

Margin(2)	$485	$557	$1,550	$1,831
Total services business:
Revenues(1)	$1,049	$1,145	$3,294	$3,514
Services expenses	826	893	2,579	2,700

Margin(2)	$223	$252	$715	$814
Totals:
Revenues(1)	$8,970	$9,062	$26,292	$26,271
Expenses	3,239	3,336	9,574	10,039

Margin(2)	$5,731	$5,726	$16,718	$16,232

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $6 million and $37 million for the three and nine months ended February 28, 2013, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $4 million and $17 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $12 million and $40 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million and $6 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $10 million and $26 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, marketing and partner programs, and corporate, general and administrative and information technology expenses. Additionally, the margins do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other expenses, net.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2013	2012	2013	2012
Total revenues for operating segments	$8,970	$9,062	$26,292	$26,271
New software licenses and cloud software subscriptions revenues(1)	(6)	—	(37)	—
Software license updates and product support revenues(1)	(4)	(17)	(12)	(40)
Hardware systems support revenues(1)	(2)	(6)	(10)	(26)

Total revenues	$8,958	$9,039	$26,233	$26,205

Total margin for operating segments	$5,731	$5,726	$16,718	$16,232
New software licenses and cloud software subscriptions revenues(1)	(6)	—	(37)	—
Software license updates and product support revenues(1)	(4)	(17)	(12)	(40)
Hardware systems support revenues(1)	(2)	(6)	(10)	(26)
Product development	(1,050)	(1,022)	(3,180)	(2,937)
Marketing and partner program expenses	(136)	(138)	(426)	(426)
Corporate, general and administrative and information technology expenses	(352)	(354)	(1,062)	(1,127)
Amortization of intangible assets	(586)	(606)	(1,789)	(1,790)
Acquisition related and other	(32)	(38)	347	(63)
Restructuring	(42)	(64)	(318)	(217)
Stock-based compensation	(172)	(157)	(536)	(453)
Interest expense	(205)	(190)	(588)	(574)
Other, net	(54)	14	(35)	—

Income before provision for income taxes	$3,090	$3,148	$9,072	$8,579

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $6 million and $37 million for the three and nine months ended February 28, 2013, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $4 million and $17 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $12 million and $40 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million and $6 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $10 million and $26 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions, except per share data)	2013	2012	2013	2012
Net income	$2,504	$2,498	$7,119	$6,529

Weighted average common shares outstanding	4,735	5,007	4,798	5,037
Dilutive effect of employee stock plans	77	73	75	81

Dilutive weighted average common shares outstanding	4,812	5,080	4,873	5,118

Basic earnings per share	$0.53	$0.50	$1.48	$1.30
Diluted earnings per share	$0.52	$0.49	$1.46	$1.28
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	210	118	207	106

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior court orders. We recorded a $306 million non-current receivable, included in other assets, in our condensed consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. These appeals are scheduled to be fully briefed by March 25, 2013. The appellate court has not yet scheduled a date for oral argument.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2013

(Unaudited)

Directors, related to those allegations, plus expenses of the audit and attorneys’ fees. At a hearing on November 10, 2011, the court granted the alleged stockholders’ request for a Writ of Mandate, which was confirmed in a judgment on December 12, 2011. Oracle filed a notice of appeal on February 2, 2012.

The parties in the derivative and Writ of Mandate actions discussed above have agreed to mediate all disputes and have stipulated to a stay of further proceedings in each of the trial courts. On June 5, 2012, the parties met with a mediator, and they continued settlement discussions thereafter. In January 2013, the parties reached an agreement in principal to settle these actions, subject to court approval.

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

We believe our ability to offer our customers choice and flexibility in the manner in which they deploy our products and services while maintaining enterprise-grade reliability, security and interoperability based upon industry-standards is important to our corporate strategy. Oracle Fusion Applications, for example, offer customers a choice of deployment models to run our standards-based software applications in on-premise or cloud computing IT environments. Oracle Cloud, a family of our cloud-based software subscription offerings, provides access to select Oracle software applications and software platforms on a subscription basis in a secure, standards-based cloud computing environment. Oracle Cloud includes software applications as a service, such as Oracle Fusion Human Capital Management and Oracle Fusion Customer Relationship Management, and software platform services such as Oracle Database and Oracle Java, among others.

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

New Software Licenses and Cloud Software Subscriptions:    We license our database and middleware, as well as our applications software, and provide access to certain of our software offerings through cloud software subscriptions contracts. We offer customers choice and flexibility in the manner in which they deploy our enterprise-grade, standards-based software products within on-premise or cloud computing IT environments. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

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

For certain of our acquired businesses, we recorded adjustments to reduce cloud software subscription obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud software subscriptions revenues related to cloud software subscriptions contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $6 million and $37 million for the three and nine months ended February 28, 2013, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over their respective contractual periods.

Software License Updates and Product Support:    Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases issued during the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration and substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our software support contract customer base that renews its software support contracts, (2) the amount of new software support contracts sold in connection with the sale of new software licenses and (3) the amount of software support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented 45% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 88% and accounted for 74% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their software support contracts when eligible for renewal;

•

substantially all of our customers purchase software license updates and product support contracts when they buy new software licenses, resulting in a further increase in our software support contract base. Even if new software licenses revenues growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year periods assuming contract renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software licenses transactions result in the sale of software license updates and product support contracts, which add to our software support contract base; and

•	our acquisitions have increased our software support contract base, as well as the portfolio of products available to be licensed and supported.

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $4 million and $17 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $12 million and $40 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

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

We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems. Our Oracle Engineered Systems include Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In- Memory Machine, SPARC SuperCluster, Oracle Database Appliance and the Oracle Big Data Appliance. By combining our server and storage hardware with our software, our open, integrated products better address customer on-premise and cloud computing requirements for performance, scalability, reliability, security, ease of management and lower total cost of ownership.

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

Our hardware systems products revenues, cost of hardware systems products and hardware systems operating margins that we report are affected by the strength of general economic and business conditions, governmental budgetary constraints, our strategy for and the competitive position of our hardware systems products, certain of our acquisitions and foreign currency rate fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets.

We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large hardware transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris, and can include product repairs, maintenance services and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, whether customers decide to purchase hardware systems support contracts at or in close proximity to the time of sale, and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $2 million and $6 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $10 million and $26 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

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

On February 4, 2013, we entered into an Agreement and Plan of Merger (Merger Agreement) with Acme Packet, Inc. (Acme Packet), a provider of session border control technology. Pursuant to the Merger Agreement, our wholly-owned subsidiary will merge with and into Acme Packet and Acme Packet will become a wholly-owned subsidiary of Oracle. Upon the consummation of the merger, each share of Acme Packet common stock will be converted into the right to receive $29.25 (Merger Consideration) in cash. In addition, the unvested portion of each Acme Packet stock option and restricted stock-based award and the vested portion of each Acme Packet stock option, the exercise price of which is equal to or greater than the Merger Consideration, in each case that is outstanding immediately prior to the consummation of the merger and held by employees, will generally be converted into a stock option or restricted stock-based award, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Acme Packet is approximately $2.1 billion. The completion of the merger is subject to customary conditions, including without limitation, the approval of the merger by Acme Packet’s stockholders.

We believe we can fund our future acquisitions, including the proposed acquisition of Acme Packet, with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first nine months of fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2013 compared to the same periods of fiscal 2012 is impacted by our acquisitions, primarily our acquisitions of Taleo Corporation (Taleo) in the fourth quarter of fiscal 2012 and RightNow Technologies, Inc. (RightNow) in the third quarter of fiscal 2012.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2013 compared to the same periods of fiscal 2012, we quantify the contributions of our acquired products (for acquisitions that were completed since the beginning of fiscal 2012) to the growth in new software licenses and cloud software subscriptions revenues and to the growth in software license updates and product support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as the quantified amounts themselves may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

•

the quantifications cannot address the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud software subscriptions contracts and hardware systems support contracts, the amounts shown as new software licenses and cloud software subscriptions deferred revenues, software license updates and product support deferred revenues, and hardware systems support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. Our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses are generally affected by seasonal factors in a similar manner as our revenues (in particular, our new software licenses and cloud software subscriptions segment) as the majority of expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2012, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2013 and February 29, 2012, our financial statements would reflect reported revenues of $1.31 million in the first nine months of fiscal 2013 (using 1.31 as the month-end average exchange rate for the period) and $1.34 million in the first nine months of fiscal 2012 (using 1.34 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and nine months ended February 28, 2013 and February 29, 2012 using the May 31, 2012 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
Total Revenues by Geography:
Americas	$4,698	0%	0%	$4,707	$13,808	3%	3%	$13,465
EMEA(1)	2,745	-2%	-1%	2,787	7,829	-5%	-1%	8,247
Asia Pacific(2)	1,515	-2%	2%	1,545	4,596	2%	5%	4,493

Total revenues	8,958	-1%	0%	9,039	26,233	0%	2%	26,205
Total Operating Expenses	5,624	-2%	-1%	5,722	16,549	-3%	-1%	17,094

Total Operating Margin	$3,334	1%	2%	$3,317	$9,684	6%	10%	$9,111

Total Operating Margin %	37%			37%	37%			35%
% Revenues by Geography:
Americas	52%			52%	53%			51%
EMEA	31%			31%	30%			32%
Asia Pacific	17%			17%	17%			17%
Total Revenues by Business:
Software	$6,672	4%	5%	$6,425	$19,035	6%	8%	$17,979
Hardware Systems	1,241	-16%	-15%	1,473	3,915	-17%	-15%	4,725
Services	1,045	-8%	-7%	1,141	3,283	-6%	-3%	3,501

Total revenues	$8,958	-1%	0%	$9,039	$26,233	0%	2%	$26,205

% Revenues by Business:
Software	74%			71%	73%			69%
Hardware Systems	14%			16%	15%			18%
Services	12%			13%	12%			13%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Third Quarter 2013 Compared to Fiscal Third Quarter 2012:    Excluding the effect of unfavorable foreign currency rate fluctuations of 1 percentage point, our total revenues were flat in the third quarter of fiscal 2013. On a constant currency basis, the increase in our software business revenues resulting from growth in our software license updates and product support revenues was offset by decreases in revenues from our hardware systems and services businesses. On a constant currency basis, a decrease in total revenues in the third quarter of fiscal 2013 in the EMEA region was offset by an increase in total revenues in the Asia Pacific region, while the Americas region was flat.

Excluding the effect of favorable foreign currency rate fluctuations of 1 percentage point, total operating expenses decreased in the third quarter of fiscal 2013 due to lower hardware systems products costs associated with lower hardware systems products revenues, expense decreases in most of our other lines of business primarily due to lower variable compensation expenses and lower contractor expenses, a reduction in intangible asset amortization as certain intangible assets from our legacy acquisitions became fully amortized, and lower restructuring expenses, in each case in comparison to the corresponding prior year period. In constant currency, these expense decreases during the third quarter of fiscal 2013 were partially offset by increases in salaries and benefits expenses that were primarily related to additional sales and marketing and research and development headcount in comparison to the corresponding prior year period.

On a constant currency basis, our operating margin and our operating margin as a percentage of revenues increased during the third quarter of fiscal 2013 primarily due to a decrease in our total operating expenses.

First Nine Months Fiscal 2013 Compared to First Nine Months Fiscal 2012:    Excluding the effect of unfavorable foreign currency rate fluctuations of 2 percentage points, our total revenues increased in the first nine months of fiscal 2013 due to an increase in our software business revenues, which was attributable to growth in our software license updates and product support revenues and our new software licenses and cloud software subscriptions revenues. This constant currency increase was partially offset by reductions in our hardware systems and services business’ revenues.

Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total operating expenses decreased modestly in the first nine months of fiscal 2013 primarily due to a $306 million benefit that we recorded during the first quarter of fiscal 2013 related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), a $118 million acquisition related benefit (described further below) and certain other operating expense decreases in most of our other lines of business primarily due to lower variable compensation expenses and lower external contractor expenses. In constant currency, these total expense decreases during the first nine months of fiscal 2013 were partially offset by higher salary and benefit expenses due to additional sales and marketing and research and development headcount added during the first nine months of fiscal 2013, and higher restructuring expenses primarily associated with our Fiscal 2013 Oracle Restructuring Plan.

On a constant currency basis, our operating margin and our operating margin as a percentage of revenues increased during the first nine months of fiscal 2013 due to the increase in our total revenues and the decrease in our total operating expenses.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
New software licenses and cloud software subscriptions deferred revenues(1)	$6	$—	$37	$—
Software license updates and product support deferred revenues(1)	4	17	12	40
Hardware systems support deferred revenues(1)	2	6	10	26
Amortization of intangible assets(2)	586	606	1,789	1,790
Acquisition related and other(3)(5)	32	38	(347)	63
Restructuring(4)	42	64	318	217
Stock-based compensation(5)	172	157	536	453
Income tax effects(6)	(240)	(258)	(630)	(740)

	$604	$630	$1,725	$1,849

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud software subscriptions revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $6 million and $37 million for the three and nine months ended February 28, 2013, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $17 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $12 million and $40 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million and $6 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $10 million and $26 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.

Approximately $7 million and $6 million of estimated cloud software subscriptions revenues assumed will not be recognized during the remainder of fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $3 million and $2 million of estimated software license updates and product support revenues related to software support contracts assumed will not be recognized during the remainder of fiscal 2013 and fiscal 2014, respectively, that would have otherwise been recognized by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $2 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during each of the remainder of fiscal 2013 and fiscal 2014 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of February 28, 2013, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2013	$582
Fiscal 2014	2,043
Fiscal 2015	1,582
Fiscal 2016	1,020
Fiscal 2017	450
Fiscal 2018	324
Thereafter	661

Total intangible assets, net	$6,662

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable and certain other operating items, net. In the first nine months of fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), and a net benefit of $118 million due to an acquisition related item (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

(4)

The significant majority of restructuring expenses during the first nine months of fiscal 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Restructuring expenses during the first nine months of fiscal 2012 primarily related to costs incurred pursuant to our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Sales and marketing	$32	$30	$112	$86
Software license updates and product support	5	5	15	13
Hardware systems products	1	—	2	1
Hardware systems support	1	1	3	4
Services	7	6	24	16
Research and development	86	74	258	213
General and administrative	40	41	122	120

Subtotal	172	157	536	453
Acquisition related and other	8	18	30	21

Total stock-based compensation	$180	$175	$566	$474

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the three months ended February 28, 2013 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 21.0%, instead of 19.0%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets, and the disproportionate rate impact of discrete items for the quarter. Income tax effects for the first nine months of fiscal 2013 were calculated reflecting an effective tax rate of 22.6%, instead of 21.5%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the three and nine months ended February 29, 2012 were calculated reflecting effective tax rates of 22.5% and 25.0%, respectively, instead of 20.7% and 23.9%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to income tax effects related to acquired tax exposures, the differences in jurisdictional tax rates and related tax benefits attributable to our restructuring expenses, and the disproportionate rate impact of discrete items for each of the respective periods.

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

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$1,205	-2%	-1%	$1,228	$3,271	10%	11%	$2,982
EMEA	690	0%	1%	693	1,734	1%	5%	1,718
Asia Pacific	437	-3%	1%	453	1,290	6%	8%	1,221

Total revenues	2,332	-2%	0%	2,374	6,295	6%	9%	5,921
Expenses:
Sales and marketing(1)	1,548	10%	12%	1,402	4,332	5%	8%	4,110
Stock-based compensation	31	1%	1%	30	109	28%	28%	85
Amortization of intangible assets(2)	250	23%	23%	203	740	27%	27%	581

Total expenses	1,829	12%	13%	1,635	5,181	9%	11%	4,776

Total Margin	$503	-32%	-30%	$739	$1,114	-3%	-1%	$1,145

Total Margin %	22%			31%	18%			19%
% Revenues by Geography:
Americas	52%			52%	52%			50%
EMEA	29%			29%	28%			29%
Asia Pacific	19%			19%	20%			21%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2013 Compared to Fiscal Third Quarter 2012:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions revenues were flat in the third quarter of fiscal 2013. In constant currency, a modest decrease in new software licenses and cloud software subscriptions revenues in the Americas region was substantially offset by modest revenue increases in the EMEA and Asia Pacific regions.

In reported currency, our new software license revenues were $2.1 billion and $2.3 billion in the third quarter of fiscal 2013 and 2012, respectively, or a decrease of 6% after excluding unfavorable foreign currency fluctuations. Our cloud software subscriptions revenues were $231 million and $110 million in the third quarter of fiscal 2013 and 2012, respectively, an increase of 111% that was primarily due to incremental revenues from our acquisitions. In constant currency, our new software licenses and cloud software subscriptions revenues increased over the trailing 4-quarters by 10% due to growth across all regions and product types and incremental revenues from our acquisitions.

In reported currency, our recent acquisitions contributed $116 million of growth to our total new software licenses and cloud software subscriptions revenues during the third quarter of fiscal 2013.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscriptions obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscriptions revenues in the amount of $6 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the third quarter of fiscal 2013. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 17% in the third quarter of fiscal 2013 and represented 22% of our total new software licenses and cloud software subscriptions revenues in the third quarter of fiscal 2013 in comparison to 26% in the third quarter of fiscal 2012.

Excluding the effect of favorable currency rate fluctuations of 1 percentage point, total new software licenses and cloud software subscriptions expenses increased in the third quarter of fiscal 2013 primarily due to higher employee related expenses from increased headcount and higher intangible asset amortization.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased during the third quarter of fiscal 2013 primarily due to the aforementioned increases in our expenses.

First Nine Months Fiscal 2013 Compared to First Nine Months Fiscal 2012:    Excluding the effect of unfavorable currency rate fluctuations of 3 percentage points, total new software licenses and cloud software subscriptions revenues increased in the first nine months of fiscal 2013 due to incremental revenues from our acquisitions, and growth across all regions and product types primarily during our first half of fiscal 2013. Excluding the effect of currency rate fluctuations, the Americas contributed 65%, EMEA contributed 15% and Asia Pacific contributed 20% to the increase in new software licenses and cloud software subscriptions revenues during the first nine months of fiscal 2013.

In reported currency, our new software licenses revenues were $5.6 billion in each of the first nine months of fiscal 2013 and 2012. In reported currency, our cloud software subscriptions revenues were $653 million and $284 million in the first nine months of fiscal 2013 and 2012, respectively. In constant currency, new software licenses revenues and cloud software subscriptions revenues increased by 2% and 130%, respectively, in the first nine months of fiscal 2013 primarily due to improved customer demand for our software product offerings, our sales force’s execution and incremental revenues from our acquisitions. In reported currency, cloud software subscriptions revenues in the amount of $37 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2013 due to business combination accounting rules.

In reported currency, our recent acquisitions contributed $390 million of growth to our total new software licenses and cloud software subscriptions revenues during the first nine months of fiscal 2013. In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 12% in the first nine months of fiscal 2013 and represented 24% of our total new software licenses and cloud software subscriptions revenues in the first nine months of fiscal 2013 in comparison to 23% in the first nine months of fiscal 2012.

Excluding the effect of favorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions expenses increased in the first nine months of fiscal 2013 primarily due to the same reasons as noted above, partially offset by a decrease in certain legal expenses.

Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased modestly during the first nine months of fiscal 2013 as our expenses increased at a faster rate than our revenues.

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

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$2,362	8%	8%	$2,194	$6,919	8%	8%	$6,431
EMEA	1,365	8%	7%	1,269	3,977	3%	8%	3,879
Asia Pacific	613	4%	9%	588	1,844	6%	9%	1,748

Total revenues	4,340	7%	8%	4,051	12,740	6%	8%	12,058
Expenses:
Software license updates and product support(1)	301	1%	2%	300	845	-5%	-2%	886
Stock-based compensation	5	6%	6%	5	15	14%	14%	13
Amortization of intangible assets(2)	207	-5%	-5%	218	629	-3%	-3%	646

Total expenses	513	-2%	-1%	523	1,489	-4%	-2%	1,545

Total Margin	$3,827	8%	9%	$3,528	$11,251	7%	10%	$10,513

Total Margin %	88%			87%	88%			87%
% Revenues by Geography:
Americas	54%			54%	54%			53%
EMEA	32%			31%	31%			32%
Asia Pacific	14%			15%	15%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2013 Compared to Fiscal Third Quarter 2012:    Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, software license updates and product support revenues increased in the third quarter of fiscal 2013 as a result of new software licenses sold (with substantially all customers electing to purchase software support contracts) during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 29% and Asia Pacific contributed 16% to the increase in software license updates and product support revenues during the third quarter of fiscal 2013.

In reported currency, software license updates and product support revenues in the third quarter of fiscal 2013 included incremental revenues of $13 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $4 million and $17 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the third quarter of fiscal 2013 and fiscal 2012, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the respective support periods, the substantial majority of which are one year in duration.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses decreased in the third quarter of fiscal 2013 primarily due to lower amortization of intangible assets, lower bad debt expenses, and lower variable compensation expenses, which were partially offset by an increase in certain non-income based taxes.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased as our total revenues for this segment increased while our operating expenses decreased.

First Nine Months Fiscal 2013 Compared to First Nine Months Fiscal 2012:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, software license updates and product support revenues increased in the first nine months of fiscal 2013 primarily due to the same reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 29% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues during the first nine months of fiscal 2013.

In reported currency, software license updates and product support revenues in the first nine months of fiscal 2013 included incremental revenues of $47 million from our recently acquired companies. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $12 million and $40 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2013 and 2012, respectively.

Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total software license updates and product support expenses decreased primarily due to a reduction in certain non-income based taxes, lower amortization of intangible assets, lower bad debt expenses, and lower variable compensation expenses. In constant currency, software license updates and product support margin and margin as a percentage of revenues increased primarily due to the same reasons as noted above.

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

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Systems Products Revenues:
Americas	$307	-25%	-25%	$410	$1,056	-24%	-23%	$1,382
EMEA	201	-24%	-24%	265	615	-30%	-27%	880
Asia Pacific	163	-16%	-14%	194	514	-13%	-12%	589

Total revenues	671	-23%	-22%	869	2,185	-23%	-22%	2,851
Expenses:
Hardware systems products(1)	336	-21%	-20%	424	1,085	-21%	-19%	1,366
Sales and marketing(1)	222	-17%	-16%	268	676	-19%	-16%	831
Stock-based compensation	2	631%	631%	—	5	139%	139%	2
Amortization of intangible assets(2)	76	-21%	-21%	97	240	-19%	-19%	296

Total expenses	636	-19%	-19%	789	2,006	-20%	-18%	2,495

Total Margin	$35	-56%	-57%	$80	$179	-50%	-49%	$356

Total Margin %	5%			9%	8%			12%
% Revenues by Geography:
Americas	46%			47%	48%			48%
EMEA	30%			31%	28%			31%
Asia Pacific	24%			22%	24%			21%

(1)	Excluding stock-based compensation

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

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of revenues decreased in the fiscal 2013 periods presented as our total revenues decreased at a faster rate than our total expenses.

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

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Systems Support Revenues:
Americas	$270	-5%	-5%	$286	$821	-6%	-5%	$869
EMEA	189	-10%	-10%	209	568	-15%	-11%	671
Asia Pacific	111	1%	5%	109	341	2%	5%	334

Total revenues	570	-6%	-5%	604	1,730	-8%	-5%	1,874
Expenses:
Hardware systems support(1)	218	-15%	-15%	256	667	-16%	-14%	794
Stock-based compensation	1	37%	37%	1	3	-14%	-14%	4
Amortization of intangible assets(2)	49	-37%	-37%	77	162	-29%	-29%	229

Total expenses	268	-20%	-20%	334	832	-19%	-17%	1,027

Total Margin	$302	11%	13%	$270	$898	6%	9%	$847

Total Margin %	53%			45%	52%			45%
% Revenues by Geography:
Americas	48%			47%	47%			46%
EMEA	33%			35%	33%			36%
Asia Pacific	19%			18%	20%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of currency rate fluctuations, hardware systems support revenues decreased in the fiscal 2013 periods presented primarily due to reductions in sales volumes of certain of our legacy hardware systems product lines for which we offer our hardware systems support. As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $2 million and $6 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the third quarter of fiscal 2013 and fiscal 2012, respectively, and $10 million and $26 million were not recognized in the first nine months of fiscal 2013 and fiscal 2012, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full value of these contracts over the future support periods.

Excluding the effect of currency rate fluctuations, total hardware systems support expenses decreased in the fiscal 2013 periods presented primarily due to a reduction in employee related expenses attributable to decreased headcount, reduced service delivery costs due to operational initiatives, lower bad debt expenses, and lower amortization of intangible assets.

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

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
Services Revenues:
Americas	$554	-6%	-5%	$589	$1,741	-3%	-2%	$1,801
EMEA	300	-15%	-14%	351	935	-15%	-11%	1,099
Asia Pacific	191	-5%	1%	201	607	1%	5%	601

Total revenues	1,045	-8%	-7%	1,141	3,283	-6%	-3%	3,501
Expenses:
Services(1)	847	-8%	-6%	916	2,644	-5%	-1%	2,772
Stock-based compensation	7	17%	17%	6	24	47%	47%	16
Amortization of intangible assets(2)	4	-66%	-66%	11	18	-52%	-52%	38

Total expenses	858	-8%	-6%	933	2,686	-5%	-2%	2,826

Total Margin	$187	-10%	-9%	$208	$597	-12%	-9%	$675

Total Margin %	18%			18%	18%			19%
% Revenues by Geography:
Americas	53%			52%	53%			52%
EMEA	29%			31%	29%			31%
Asia Pacific	18%			17%	18%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On a constant currency basis, our total services revenues decreased in the fiscal 2013 periods presented in comparison to the corresponding prior year periods due to revenue decreases in each of our services segments. The largest revenue decrease in the fiscal 2013 periods presented was to our consulting revenues, which were primarily impacted by weaker demand in EMEA due to weaker economic conditions.

Excluding the effect of currency rate fluctuations, total services expenses decreased during the fiscal 2013 periods presented in comparison to the corresponding prior year periods primarily due to expense decreases during our third quarter of fiscal 2013 across all of our services segments, which consisted primarily of decreases in external contractor costs, lower variable compensation expenses, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total services margin and margin as a percentage of revenues decreased during the fiscal 2013 periods presented as our services revenues declined at a faster rate than our services expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
		Actual	Constant			Actual	Constant
Research and development(1)	$1,100	3%	3%	$1,071	$3,328	8%	9%	$3,084
Stock-based compensation	86	16%	16%	74	258	21%	21%	213

Total expenses	$1,186	4%	4%	$1,145	$3,586	9%	10%	$3,297

% of Total Revenues	13%			13%	14%			13%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2013 periods presented primarily due to an increase in employee related expenses including salaries, benefits and stock-based compensation from increased headcount, and were partially offset by lower variable compensation expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
		Actual	Constant			Actual	Constant
General and administrative(1)	$220	0%	1%	$220	$676	-7%	-5%	$728
Stock-based compensation	40	-3%	-3%	41	122	2%	2%	120

Total expenses	$260	0%	1%	$261	$798	-6%	-4%	$848

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Fiscal Third Quarter 2013 Compared to Fiscal Third Quarter 2012:    On a constant currency basis, total general and administrative expenses increased modestly during the third quarter of fiscal 2013 primarily due to slightly higher salaries and benefits expenses due to a modest increase in headcount, partially offset by decreased variable compensation expenses.

First Nine Months Fiscal 2013 Compared to First Nine Months Fiscal 2012:    On a constant currency basis, total general and administrative expenses decreased during the first nine months of fiscal 2013 primarily due to a decrease in professional fees and lower variable compensation expenses, partially offset by slightly higher salaries and benefits expenses due to a modest increase in headcount.

Amortization of Intangible Assets:

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
		Actual	Constant			Actual	Constant
Software support agreements and related relationships	$145	-2%	-2%	$148	$437	0%	0%	$438
Hardware systems support agreements and related relationships	30	0%	0%	30	90	1%	1%	89
Developed technology	203	-12%	-12%	230	626	-9%	-9%	687
Core technology	82	-4%	-4%	85	246	-3%	-3%	253
Customer relationships and contract backlog	81	-12%	-12%	92	262	0%	0%	262
Cloud software subscriptions and related relationships	29	383%	383%	6	81	523%	523%	13
Trademarks	16	7%	7%	15	47	-2%	-2%	48

Total amortization of intangible assets	$586	-3%	-3%	$606	$1,789	0%	0%	$1,790

Amortization of intangible assets decreased during the fiscal 2013 periods presented as certain of our intangible assets pertaining to our acquisitions of Sun Microsystems, Inc. and certain other companies became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we recently acquired in connection with our acquisitions, including our acquisitions of RightNow and Taleo in fiscal 2012, among others. Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report has additional information regarding our intangible assets and related amortization.

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

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
		Actual	Constant			Actual	Constant
Transitional and other employee related costs	$7	18%	19%	$6	$24	37%	42%	$18
Stock-based compensation	8	-55%	-55%	18	30	39%	39%	21
Professional fees and other, net	7	14%	16%	6	(282)	*	*	(1)
Business combination adjustments, net	10	25%	20%	8	(119)	-568%	-582%	25

Total acquisition related and other expenses	$32	-16%	-17%	$38	$(347)	-652%	-660%	$63

*	Not meaningful

Fiscal Third Quarter 2013 Compared to Fiscal Third Quarter 2012:    Excluding the effect of currency rate fluctuations, the decrease in acquisition related and other expenses during the third quarter of fiscal 2013 was primarily due to a decrease in stock-based compensation expenses associated with our recent acquisitions.

First Nine Months Fiscal 2013 Compared to First Nine Months Fiscal 2012:    On a constant currency basis, the decrease in our acquisition related and other expenses in the first nine months of fiscal 2013 was primarily due to a $306 million benefit that we recorded in the first quarter of fiscal 2013 related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information) and the change in fair value of contingent consideration payable, which resulted in a net benefit of $118 million (see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

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

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
		Actual	Constant			Actual	Constant
Restructuring expenses	$42	-35%	-36%	$64	$318	46%	52%	$217

Restructuring expenses in the fiscal 2013 periods presented primarily related to the Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan), which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our operations. We amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 to reflect additional actions that we expect to take to improve efficiencies in our operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $420 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately $126 million as of February 28, 2013. The majority of the remaining costs are expected to be incurred through fiscal 2014. Our estimated costs may be subject to change in future periods.

Restructuring expenses in the first nine months of fiscal 2012 primarily related to our Sun Restructuring Plan. Note 9 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 contains additional information pertaining to our Sun Restructuring Plan.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest expense	$205	8%	8%	$190	$588	2%	3%	$574

Interest expense generally increased in the fiscal 2013 periods presented due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in October 2012 (see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

Non-Operating (Expense) Income, net:    Non-operating (expense) income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses) including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended				Nine Months Ended
	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$62	3%	7%	$60	$180	3%	9%	$175
Foreign currency losses, net	(87)	210%	197%	(28)	(150)	120%	116%	(68)
Noncontrolling interests in income	(29)	-17%	-15%	(35)	(93)	7%	10%	(88)
Other income, net	15	-35%	-35%	24	39	70%	72%	23

Total non-operating (expense) income, net	$(39)	284%	298%	$21	$(24)	158%	166%	$42

Fiscal Third Quarter 2013 Compared to Fiscal Third Quarter 2012:    On a constant currency basis, we incurred non-operating expense, net during the third quarter of fiscal 2013 due to an increase in foreign currency losses, net that included a loss relating to our Venezuelan subsidiary’s operations. During our third quarter of fiscal 2013, the Venezuelan government devalued its currency and we recognized a $64 million foreign currency loss as a result of the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future including additional foreign currency losses related to our Venezuelan subsidiary if the Venezuelan government further devalues the Venezuelan currency, the amounts and timing of which are uncertain.

First Nine Months Fiscal 2013 Compared to First Nine Months Fiscal 2012:    On a constant currency basis we incurred non-operating expense, net in the first nine months of fiscal 2013 primarily due to an increase in foreign currency transaction losses, net, as described above, and an increase in noncontrolling interests in income of our majority-owned subsidiaries. These favorable impacts to our non-operating expense, net during the first nine months of fiscal 2013 were partially offset by gains from our marketable securities that we designate as trading that are held to support our deferred compensation plan obligations.

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

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2013	Percent Change		February 29, 2012	February 28, 2013	Percent Change		February 29, 2012
		Actual	Constant			Actual	Constant
Provision for income taxes	$586	-10%	-8%	$650	$1,953	-5%	-1%	$2,050

Effective tax rate	19.0%			20.7%	21.5%			23.9%

Fiscal Third Quarter 2013 compared to Fiscal Third Quarter 2012:    Provision for income taxes decreased during the third quarter of fiscal 2013 primarily due to the retroactive extension of the U.S. research and development credit.

Fiscal Nine Months Fiscal 2013 Compared to First Nine Months Fiscal 2012:    Provision for income taxes in the first nine months of fiscal 2013 decreased primarily due to a tax favorable change in the jurisdictional mix of our earnings, and the retroactive extension of the U.S. research and development credit, both of which more than offset our higher income before provision for income taxes.

Liquidity and Capital Resources

	February 28, 2013	Change	May 31, 2012
(Dollars in millions)
Working capital	$28,770	17%	$24,635
Cash, cash equivalents and marketable securities	$33,407	9%	$30,676

Working capital:    The increase in working capital as of February 28, 2013 in comparison to May 31, 2012 was primarily due to our issuance of $5.0 billion of senior notes in October 2012, the favorable impact to our net current assets resulting from our net income during the first nine months of fiscal 2013, and, to a lesser extent, cash proceeds from stock option exercises. This increase was partially offset by cash used for repurchases of our common stock (we used $8.2 billion of cash for common stock repurchases during the first nine months of fiscal 2013), cash used to pay dividends to our stockholders and cash used for acquisitions, all of which occurred during the first nine months of fiscal 2013. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations, and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency and government sponsored enterprise obligations and certain other securities. The increase in cash, cash equivalents and marketable securities at February 28, 2013 in comparison to May 31, 2012 was due to the issuance of $5.0 billion of senior notes in October 2012, an increase in cash generated from our operating activities, and to a lesser extent, cash proceeds from stock option exercises. This increase was partially offset by $8.2 billion of repurchases of our common stock, the repayment of $1.7 billion of short-term borrowings pursuant to certain revolving credit facilities, cash used for acquisitions and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $27.4 billion held by our foreign subsidiaries as of February 28, 2013, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive income in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of other comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies as of February 28, 2013 in comparison to May 31, 2012, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries generally increased as of February 28, 2013 relative to what we would have reported using constant currency rates as of May 31, 2012.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 42 days at February 28, 2013 compared with 53 days at May 31, 2012. The days sales outstanding calculation excluded the revenue adjustments that reduced our acquired cloud software subscriptions obligations, software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding was primarily due to the collection, in our first nine months of fiscal 2013, of large software license and software support balances outstanding as of May 31, 2012.

	Nine Months Ended
(Dollars in millions)	February 28, 2013	Change	February 29, 2012

Cash provided by operating activities	$9,660	0%	$9,686
Cash used for investing activities	$(3,727)	-43%	$(6,537)
Cash used for financing activities	$(4,874)	-9%	$(5,350)

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software licenses sales and sales of hardware systems support arrangements, and to a lesser extent, sales of services, hardware systems products, and cloud software subscriptions. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware systems products, taxes and leased facilities.

Net cash provided by operating activities remained flat in the first nine months of fiscal 2013 in comparison to the corresponding prior year period. Cash favorable impacts of increased net income adjusted for stock-based compensation and depreciation, and a decrease in cash used to pay accrued compensation liabilities such as commissions and bonuses, were substantially offset by an increase in cash used to pay income taxes and certain other net cash unfavorable working capital movements, in each case during the first nine months of fiscal 2013 in comparison to the first nine months of fiscal 2012.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first nine months of fiscal 2013 in comparison to the corresponding prior year period primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and a decrease in cash used for acquisitions (net of cash acquired).

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first nine months of fiscal 2013 decreased in comparison to the first nine months of fiscal 2012 primarily due to our issuance of $5.0 billion of senior notes in October 2012 and an increase in proceeds from stock option exercises, partially offset by an increase in our common stock repurchases (we used $8.2 billion of cash for common stock repurchases during the first nine months of fiscal 2013 in comparison to $3.5 billion in the first nine months of fiscal 2012), an increase in dividends paid (described in further detail below), and an increase in repayments of borrowings (we repaid $1.7 billion of short-term borrowings pursuant to our revolving credit facilities during the first nine months of fiscal 2013 in comparison to our repayments of $1.15 billion of short-term borrowings pursuant to our revolving credit facilities and $255 million of RightNow’s legacy convertible notes in the first nine months of fiscal 2012).

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

	Trailing 4-Quarters Ended
(Dollars in millions)	February 28, 2013	Change	February 29, 2012

Net cash provided by operating activities	$13,717	2%	$13,463
Capital expenditures(1)	(684)	34%	(509)

Free cash flow	$13,033	1%	$12,954

Net income	$10,571		$9,738

Free cash flow as percent of net income	123%		133%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our condensed consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $829 million and $705 million, respectively, or approximately 13% and 12%, respectively, of our new software licenses and cloud software subscriptions revenues in the first nine months of fiscal 2013 and 2012, and $94 million and $81 million, respectively, or approximately 4% and 3%, respectively, of our hardware systems products revenues in the first nine months of fiscal 2013 and 2012.

Recent Financing Activities:

Cash Dividends:    In December 2012, our Board of Directors declared and paid an accelerated cash dividend totaling $0.18 per share of outstanding common stock. This accelerated cash dividend was intended by our Board of Directors to be in lieu of quarterly dividends that we would have otherwise announced with our quarterly earnings results for the second, third and fourth quarters of fiscal 2013, and that would have been paid in calendar year 2013. The next opportunity for our Board of Directors to consider and approve the declaration of a dividend will be when we announce our earnings results for the first quarter of fiscal 2014, which ends on August 31, 2013. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

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

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 28, 2013, approximately $5.0 billion remained available for stock repurchases under the stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend repayments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    During the first nine months of fiscal 2013, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 other than the following:

Proposed Acquisition of Acme Packet, Inc.:    On February 4, 2013, we entered into an Agreement and Plan of Merger (Merger Agreement) with Acme Packet, a provider of session border control technology. Pursuant to the Merger Agreement, our wholly-owned subsidiary will merge with and into Acme Packet and Acme Packet will become a wholly-owned subsidiary of Oracle. Upon the consummation of the merger, each share of Acme Packet common stock will be converted into the right to receive $29.25 (Merger Consideration) in cash. In addition, the unvested portion of each Acme Packet stock option and restricted stock-based award and the vested portion of each Acme Packet stock option, the exercise price of which is equal to or greater than the Merger Consideration, in each case that is outstanding immediately prior to the consummation of the merger and held by employees, will generally be converted into a stock option or restricted stock-based award, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The estimated total purchase price of Acme Packet is approximately $2.1 billion. The completion of the merger is subject to customary conditions, including without limitation, the approval of the merger by Acme Packet’s stockholders.

Senior Notes:    In October 2012, we issued $5.0 billion of fixed rate senior notes comprised of $2.5 billion of 1.20% notes due October 2017 and $2.5 billion of 2.50% notes due October 2022. Additional details regarding these senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements, including repayment of our $1.25 billion of 4.95% senior notes due April 2013. In addition, we believe we could fund any future acquisitions, including the proposed acquisition of Acme Packet, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2009 has been a weighted average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at February 28, 2013, which generally have a 10-year exercise period, less than 1% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2013, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 9.6%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2012 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. Approximately $5.0 billion remained available for stock repurchases as of February 28, 2013 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2012—December 31, 2012	28.5	$32.62	28.5	$6,103.6
January 1, 2013—January 31, 2013	14.8	$34.97	14.8	$5,585.0
February 1, 2013—February 28, 2013	18.1	$34.98	18.1	$4,951.7

Total	61.4	$33.88	61.4

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2013 and May 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2013 and February 29, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2013 and February 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2013 and February 29, 2012 and (v) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 22, 2013	By:	/s/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Date: March 22, 2013	By:	/s/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer