Form 10-K
period 2013-05-31
ORACLE CORP
filed 2013-06-26
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $113,629,323,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2013, and based on the closing sale price of common stock as reported by the NASDAQ Global Select Market on November 30, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 19, 2013: 4,630,807,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2013 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2013

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our intention that our direct sales force will sell proportionately more of our hardware systems products in the future;

•	continued realization of gains or losses with respect to our foreign currency exposures;

•	our expectation that our software business’ total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our software business;

•	our international operations providing a significant portion of our total revenues and expenses;

•	our expectation to continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services;

•	our expectation to grow our consulting revenues;

•	the sufficiency of our sources of funding for acquisitions or other matters;

•	our expectation to continue paying comparable cash dividends on a quarterly basis;

•	our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax liabilities and that any tax settlement will not have a material adverse effect on our consolidated financial position or results of operations;

•	our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	our expectation to incur the majority of the remaining expenses pursuant to the Fiscal 2013 Oracle Restructuring Plan through fiscal 2014 and our expectation to improve efficiencies in our operations that will impact our Fiscal 2013 Oracle Restructuring Plan;

•	our expectation that seasonal trends will continue in fiscal 2014;

•	our expectation to continue to depend on third party manufacturers to build certain hardware systems products and third party logistics providers to deliver our products;

•	our expectation that to the extent customers renew support contracts or cloud software subscriptions contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our experience and ability to predict quarterly hardware systems products revenues;

•	the timing of customer orders and delays in our ability to manufacture or deliver a few large transactions substantially affecting the amount of hardware systems products revenues, expenses and operating margins that we will report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the Securities and Exchange Commission (the SEC), including the Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2014, which runs from June 1, 2013 to May 31, 2014.

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Annual Report.

PART I

Item 1.    Business

General

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services that are engineered to work together in the cloud and in the data center. We are a leader in the core technologies of cloud computing, including database and middleware as well as web-based applications, virtualization, clustering and large-scale systems management. We provide cloud services as well as software and hardware products to other cloud service providers, both public and private. Oracle database and middleware software, applications software and hardware systems—including computer server, storage and networking products—are the building blocks of our own cloud services, our partners’ cloud services and our customers’ private cloud environments. Our customers can subscribe to use select Oracle software and hardware products through our cloud offerings, or purchase our software and hardware products and related services to build their own private cloud or on-premise information technology (IT) environments. Our strategy is to deliver reliable and scalable products and services that are built upon industry standards and are engineered to work together or independently. We also pursue new or emerging growth opportunities in order to maintain technology leadership. Offering customers a choice in how they use our products and services—while maintaining enterprise-grade reliability, security and interoperability—is important to our corporate strategy.

We believe that internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. In fiscal 2013, we invested $4.9 billion and in each of fiscal 2012 and 2011 we invested $4.5 billion, in research and development to enhance our existing portfolio of products and services and to develop new products and services. We continue to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability and security to our customers. For example, Oracle Engineered Systems, which include our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle SPARC SuperCluster products, among others, combine certain of our hardware and software offerings in a way that increases computing performance relative to our competitors’ products, creating time savings, efficiencies and operational cost advantages for our customers. With products that are engineered to work together, our customers can reduce much of the complexity of IT and make available resources they would otherwise spend on IT operations. In addition to our introductions of new, innovative hardware and software products, we also continue to demonstrate our commitment to customer choice through ongoing enhancements to our existing products, including our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards applications software products.

Our software, hardware systems and services businesses are further divided into certain operating segments. Our software business is comprised of two operating segments: (1) new software licenses and cloud software subscriptions and (2) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services and education services. Our software, hardware systems and services businesses represented 74%, 14% and 12% of our total revenues, respectively, in fiscal 2013; 70%, 17% and 13%, respectively, in fiscal 2012; and 68%, 19% and 13%, respectively, in fiscal 2011. See Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, for additional information related to our operating segments.

We believe that an active acquisition program is another important element of our corporate strategy as it enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Oracle and Cloud Computing

Oracle’s cloud solutions include a broad suite of subscription-based, enterprise-grade cloud services and a portfolio of cloud products to build and manage public and private clouds. Our comprehensive cloud strategy enables customers to choose the right approach for them, whether it is a cloud environment through the use of Oracle Cloud, through one of our Oracle private cloud environment offerings, or through the use of our Oracle Engineered Systems as the foundation for customers’ cloud environments.

Oracle Cloud

Oracle Cloud is a comprehensive set of cloud service offerings that is designed to provide customers and partners with access to application services, social services, platform services and common infrastructure services on a subscription basis that we host, manage and support. Oracle Cloud is built upon open industry standards such as SQL, Java and HTML5 for easier application portability, integration and development. Oracle Cloud is designed to deliver:

•	data isolation and flexible upgrades;

•	self-service control for users;

•	a Service-Oriented Architecture (SOA) for integration with on-premise systems;

•	built-in social, mobile and business insight capabilities; and

•	a high performance, high availability infrastructure based on Oracle Exadata Database Machine and Oracle Exalogic Elastic Cloud.

Oracle Cloud Application Services automate mission-critical business functions, including enterprise resource planning, budgeting, financial reporting, human capital management, talent management, sales and marketing, and customer service and support, among others.

Oracle Cloud Social Services include secure social networking for enterprise collaboration, social engagement and monitoring across social channels, social marketing, and data and insight. Oracle Cloud Social Services are designed to help organizations use social data, channels and tools to drive greater customer understanding, to engage customers through compelling social experiences, to gain brand insights, to transform enterprise collaboration and recruitment, and to enrich business applications with external company contact and industry data.

Oracle Cloud Platform Services deliver Oracle Database and Java services in the cloud so that developers can extend Oracle Cloud Application Services or build new applications. Customers and partners can use our open, standards-based Java platform based on Oracle WebLogic Server to build, test, deploy and scale applications in the cloud. Customers also have access to Oracle Database as a cloud service, including tools for rapid application development, RESTful web services, SQL and PL/SQL support and a suite of productivity applications.

Oracle Private Cloud Offerings

Oracle’s private cloud offerings are a comprehensive portfolio of software and hardware products and services that enterprises use to build, deploy, integrate, secure and manage their private software-as-a-service, platform-as-a-service and infrastructure-as-a-service cloud services. Oracle’s private cloud offerings include applications, platform and infrastructure offerings.

Oracle’s Cloud Applications span numerous mission-critical business functions, can be deployed in a private cloud, and can be hosted and managed through Oracle Managed Cloud Services. Oracle’s Cloud Platform provides a shared and elastically scalable platform for consolidating existing applications and developing and deploying new applications. Oracle’s Cloud Platform includes Oracle Database, Oracle Fusion Middleware and Oracle Engineered Systems, all of which provide a high level of performance and efficiency for mixed workloads, and Oracle Enterprise Manager for cloud management. Oracle’s Cloud Infrastructure offers a wide selection of servers, storage, networking fabric, virtualization software, operating systems and management software to support diverse application requirements. Oracle’s Cloud Infrastructure supports dynamic resource pooling, elastic scalability and rapid application deployment through application-aware virtualization and management capabilities.

In addition, our Oracle Infrastructure-as-a-Service (IaaS) offerings, which are generally 3 year non-cancellable arrangements, provide Oracle Engineered Systems hardware and related support that are deployed in our customers’ data centers for a monthly fee. Eligible systems for our Oracle IaaS offerings include Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, Oracle SPARC SuperCluster, Oracle Database Appliance and Oracle Big Data Appliance. For certain of our Oracle Engineered Systems, Oracle IaaS includes elastic compute capacity on demand so that customers pay for the extra capacity only during the time it is used. For certain Oracle Engineered Systems, Oracle IaaS also includes Oracle Platinum and PlatinumPlus Services for a higher level of support and advisory services. Oracle PlatinumPlus Services helps ensure these systems remain configured and tuned correctly with quarterly automated assessments for performance, availability and security.

Oracle Engineered Systems

Oracle Engineered Systems are core building blocks for Oracle’s data center and cloud computing offerings. These pre-integrated products are designed to be upgraded effectively and efficiently and simplify routine maintenance by providing a single solution for software patching. They are tested before they are shipped to customers and delivered ready to run, enabling customers to shorten the time to production. Oracle’s Engineered Systems include:

•

Oracle Exadata Database Machine, a family of integrated software and hardware products that combines our database, storage and operating system software with our server, storage and networking hardware and is designed to provide a high performance database system for online transaction processing and data warehousing applications;

•

Oracle Exalogic Elastic Cloud, an engineered system that combines Oracle Fusion Middleware software with our server, storage and networking hardware to run Java and non-Java applications and provide customers with an applications platform for cloud computing;

•	Oracle Exalytics In-Memory Machine, a single server that is designed to be configured for in-memory analytics for business intelligence workloads;

•

Oracle SPARC SuperCluster, a general purpose engineered system that combines the optimized database performance of Oracle Exadata storage and the accelerated middleware and application processing of the Oracle Exalogic Elastic Cloud on a SPARC/Solaris platform;

•

Oracle Database Appliance, an integrated, fault resilient system of database, operating system and virtualization software, servers, storage and networking hardware in a single box that is designed to deliver high-availability database services for a wide range of homegrown and packaged online transaction processing (OLTP) and data warehousing applications; and

•

Oracle Big Data Appliance, an engineered system designed for acquiring, organizing and loading unstructured data into an Oracle database. By integrating the key components of a big data platform such as Hadoop and Oracle NoSQL Database into a single product, Oracle Big Data Appliance is a scalable big data infrastructure system that is designed to reduce the risks of a custom-built solution.

Software, Hardware Systems and Services Businesses

Software Business

Our software business consists of our new software licenses and cloud software subscriptions segment and software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions

The new software licenses and cloud software subscriptions operating segment of our software business includes database, middleware and applications software licenses, as well as cloud software subscriptions that provide access to a broad range of our software offerings.

Our software solutions are built on a standards-based architecture that is designed to help customers reduce the cost and complexity of their IT infrastructure. Our commitment to industry standards results in software that works in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. This approach is designed to support customer choice and reduce customer risk. Our software products are designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others.

New software licenses and cloud software subscriptions revenues represented 28%, 27% and 26% of total revenues in fiscal 2013, 2012 and 2011, respectively.

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

Database Software

Oracle Database software is the world’s most popular enterprise database software. It is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data, including: transactional data, business information and analytics; semi-structured and unstructured data in the form of weblogs, text, social media feeds, XML files, office documents, images, video and spatial images; and other specialized forms of data, such as human genomic and medical data. Oracle Database software is used for a variety of purposes, including packaged applications, custom application development, OLTP applications, data warehousing and business intelligence and as a document repository or specialized data store.

We also offer customers in-memory database software, including Oracle TimesTen In-Memory Database, the world’s most popular in-memory database. Oracle TimesTen In-Memory Database is designed to deliver real-time data management and transaction processing speeds for performance-critical applications, from complex analytical queries and speed-of-thought data visualization, to mission-critical, industry-specific applications such as call centers, trading platforms, reservation systems and smart meters. Oracle TimesTen In-Memory Database supports multiple computing platforms, can serve as a cache to accelerate Oracle Database and can work as a standalone database at the application tier.

A number of optional add-on products are available with Oracle Database Enterprise Edition software to address specific customer requirements. In the areas of performance and scalability, we offer Oracle Real Application Clusters, Oracle Advanced Compression and Oracle Partitioning software options. In the area of data security, we offer Oracle Advanced Security, Oracle Database Vault, Oracle Audit Vault and Database Firewall software options.

In addition to Oracle Database, we also offer a portfolio of specialized database software products to address particular customer requirements, including:

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

Big Data

Oracle also offers products to address the full spectrum of enterprise big data requirements, including embedded Java, Oracle NoSQL Database and MySQL products for acquiring big data; Oracle Big Data Appliance and Oracle Data integrator to organize big data; and Oracle Advanced Analytics database option, Oracle Exadata Database Machine, and Oracle Exalytics In-Memory Machine to analyze big data. With Oracle’s big data offerings, an enterprise can evolve its current enterprise data architecture to incorporate big data while taking advantage of the proven reliability, flexibility and performance of Oracle information management products.

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

Oracle Fusion Middleware software is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications software through its open architecture and adherence to industry standards. Specifically, Oracle Fusion Middleware software is designed to enable customers to integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence; all while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware software supports multiple development languages and tools, which enables developers to build and deploy web services, websites, portals and web-based applications.

Oracle Fusion Middleware software is available in various software products and suites, including the following:

•	Oracle WebLogic Server and Cloud Application Foundation, designed to be the most complete, best-of-breed platform for developing cloud applications;

•	Oracle SOA Suite of software products used to create, deploy and manage applications on a Service-Oriented Architecture;

•

Business Process Management Suite software products that are designed to enable businesses and IT professionals to design, implement, automate and evolve business processes and workflows within and across organizations;

•	Business Intelligence Suite, a comprehensive set of analytic software products designed to provide customers with the information they need to make better business decisions;

•

Identity and Access Management software, which are designed to enable customers to manage internal and external users, to secure corporate information from potential software threats and to streamline compliance initiatives while lowering the total cost of their security and compliance initiatives;

•

Data Integration software, which is designed to enable pervasive and continuous access to timely and trusted data across heterogeneous systems, including real-time and bulk data movement, transformation, bi-directional replication, data services and data quality for customer and product domains;

•

Web Experience Management, Portals, Content Management and Social Networks software, a user engagement platform for social business, designed to help people work together more efficiently through contextual collaboration tools that optimize connections between people, information and applications and to ensure users have access to the right information in the context of the business process in which they are engaged; and

•

Development Tools, including Oracle JDeveloper, an integrated software environment designed to facilitate rapid development of applications using Oracle Fusion Middleware and popular open source technologies.

Oracle Fusion Middleware software products also address key enterprise technology trends including business analytics and mobile computing.

Business Analytics

Business analytics software enables enterprises to discover new ways to strategize, plan and optimize business operations. Oracle Business Analytics products are designed to enable customers to gain insight into every aspect of their business, to better plan and forecast, and to flexibly access their data from a number of computing devices. Oracle Business Analytics products include enterprise performance management and analytic applications software, business intelligence software, and advanced analytic software.

Mobile Computing

Oracle provides a wide range of software for mobile computing. For example, Oracle Business Intelligence Mobile provides business intelligence functionality, from interactive dashboards to location intelligence, while enabling users to initiate business processes from a mobile device. Oracle ADF Mobile enables developers to build and extend enterprise applications for popular mobile devices from a single code base. Oracle ADF Mobile supports access to native device services, enables offline applications and protects enterprise investments from future technology shifts.

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

Management Software

Oracle Enterprise Manager is Oracle’s integrated enterprise IT management and cloud management family of products. Oracle Enterprise Manager is designed to combine the self-management capabilities built into Oracle products with its business-driven IT management capabilities to deliver a holistic approach to IT management across the entire Oracle technology portfolio, including Oracle Database and Oracle Exadata, Oracle Fusion Middleware and Oracle Exalogic Elastic Cloud, Oracle Applications, Oracle Solaris, Oracle Linux, Oracle VM and our complete hardware portfolio. Oracle Enterprise Manager is designed to manage Oracle’s software and hardware portfolio whether deployed using traditional IT architectures or in cloud computing architectures. In both cases, Oracle Enterprise Manager is designed to provide a complete IT lifecycle management approach, including configuring elements of an IT environment, monitoring service levels, diagnosing and troubleshooting problems, patching and provisioning IT environments, managing compliance reporting and providing change management in a unified way across physical and virtualized IT environments.

Applications Software

Oracle Applications are designed using an industry standards-based, integrated architecture to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. Through a focused strategy of investments in internal research and development and strategic acquisitions, we also provide industry-specific solutions for customers in a number of different industries including communications, engineering and construction, financial services, healthcare, manufacturing, public sector, retail and utilities, among others. Oracle Applications are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models and upgrade paths.

Our applications strategy is designed to provide customers with complete choice and a secure path to benefit from the latest technology advances. Our Oracle Applications Unlimited program demonstrates our commitment to customer choice through ongoing investment and innovation in current applications offerings. Since announcing our Applications Unlimited program in 2005, we have delivered major releases of all applications product lines by combining business functionality with innovative technologies, providing customers with more adaptive industry processes, business intelligence and optimal end-user productivity.

We continue to broaden the number of cloud-based software applications that we offer on a subscription basis. This includes a comprehensive suite of modular, next-generation software applications that span core business functions including enterprise resource planning, planning and budgeting, financial reporting, human capital management, talent management, sales and marketing, and customer service and support, among others.

Oracle Applications address specific business and industry requirements including:

•	Human Capital and Talent Management;

•	Customer Experience and Customer Relationship Management;

•	Financial Management and Governance, Risk and Compliance;

•	Procurement;

•	Project Portfolio Management;

•	Supply Chain Management;

•	Business Analytics and Enterprise Performance Management; and

•	Industry-Specific Applications.

Human Capital and Talent Management

Our complete and integrated suite of human capital management applications software is designed to help organizations manage their human resource operations and attract, develop, motivate and retain human capital. Oracle Human Capital Management delivers core human resource transactions, workforce service delivery and complete enterprise talent management via our Oracle Cloud and on-premise solutions.

Customer Experience and Customer Relationship Management

We offer a complete customer experience software solution—including customer relationship management—that is designed to help organizations deliver simple, consistent, and relevant experiences across all channels, touch points and interactions. We provide customer experience solutions for commerce, loyalty and marketing, service and support, integrated sales and marketing, social, insight and industry requirements. In fiscal 2013, we acquired Eloqua, Inc. (Eloqua), a provider of cloud-based marketing automation and revenue performance management software. We expect Eloqua to become the centerpiece of the Oracle Marketing Cloud.

Financial Management and Governance, Risk and Compliance

Our complete and integrated financial management software solutions are designed to help organizations meet fiduciary and statutory requirements, manage risk across the global enterprise and achieve business performance and social responsibilities. We offer solutions for finance operations, risk management and advanced financial controls.

Procurement

We offer integrated procurement software suites that are designed to provide packaged integration to back-office applications in order to support the complete source-to-settle process. Our procurement applications also provide industry-specific capabilities.

Project Portfolio Management

We offer a broad portfolio of project portfolio management applications software that is designed to help companies propose, prioritize and select project investments as well as plan, manage and control the most complex projects and project portfolios. Additionally, we provide industry-specific solutions for project-intensive industries such as oil and gas, utilities, engineering and construction, aerospace and defense and public sector.

Supply Chain Management

Our supply chain management software applications are designed to help organizations achieve value chain transformation. Oracle offers a broad portfolio of supply chain management applications that customers can adopt as an entire suite or individual applications, including value chain planning, value chain execution, product lifecycle management, asset lifecycle management, order orchestration and fulfillment and manufacturing solutions.

Business Analytics and Enterprise Performance Management

Our business analytics software solutions include enterprise performance management and analytic applications that are designed to help organizations discover new ways to strategize, plan and optimize business operations and capture new market opportunities. Our integrated suite of enterprise performance management applications works with both Oracle and non-Oracle transactional systems and supports strategic planning and goal setting, financial and operational planning, financial close and reporting and profitability management. We also deliver packaged business intelligence applications that support business functions and industry-specific processes.

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

We continue to broaden the number of cloud-based software applications available on a subscription basis. This includes a comprehensive suite of modular, next-generation software applications that span core business functions including enterprise resource planning, budgeting, financial reporting, human capital management, talent management, sales and marketing, and customer service and support, among others.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle software by offering proactive and personalized support services, including Oracle Lifetime Support and product enhancements and upgrades. Software license updates provide customers with rights to software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support”. Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire new software licenses and renew their software license updates and product support contracts annually. Our software license updates and product support revenues represented 46%, 43% and 42% of our total revenues in fiscal 2013, 2012 and 2011, respectively.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

Hardware Systems Products

We provide a broad selection of hardware systems and related services including servers, storage, networking, virtualization software, operating systems and management software to support diverse IT environments, including public and private cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures. Our hardware products support many of the world’s largest public and private clouds, including the Oracle Cloud, our software development private cloud and our Oracle University self-service private cloud.

Our hardware products and services are designed to work in customer environments that may include other Oracle or non-Oracle hardware or software components. These products and services also help to meet customers’ demands to manage growing amounts of data and business requirements to meet increasing compliance and regulatory demands and to reduce energy, space and operational costs. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems.

We also provide our customers flexible deployment models for certain of our hardware systems products. Oracle IaaS, an on-premise cloud offering for deploying certain Oracle Engineered Systems to customers on a subscription basis, allows our customers to cost effectively handle peak computing workloads with capacity on demand.

Our hardware systems products represented 8%, 10% and 12% of our total revenues in fiscal 2013, 2012 and 2011, respectively.

Servers

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers are differentiated by their reliability, security and scalability. Our mid-size and large servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. We recently announced T-5 and M-5, the new versions of our mid-range and high-end SPARC server lines built upon new SPARC processors, which measurably increase computing performance. These new versions of our servers expand our SPARC portfolio and are designed to be ideal platforms for building cloud computing IT environments.

Our SPARC servers run the Oracle Solaris operating system and are designed for mission critical enterprise environments. SPARC servers are also a core component of the Oracle SPARC SuperCluster, one of our Oracle Engineered Systems.

We also offer enterprise x86 servers. These x86 servers are based on microprocessor platforms from Intel Corporation (Intel) and are also compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 systems are also a core component of many of our Oracle Engineered Systems, including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

Storage

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, flash and hardware-related software including file systems software, back-up and archive software and storage management software and networking for mainframe and open systems environments. Our storage products are designed to improve data availability by providing fast data access and dynamic data protection for restoration and secure archiving for compliance. Our storage products are designed to work together, to work with Oracle software and to work with multi-vendor application and systems environments to maximize performance and efficiency while minimizing management overhead and reducing the total cost of ownership.

Our Sun ZFS Storage Appliance Network Attached Storage (NAS) offering improves performance, manageability and reduced total cost of ownership by combining our software with high-performance controllers, flash-based caches and disks. The foundation of our Oracle Pillar Axiom Storage Area Network (SAN) system is a patented quality-of-service architecture designed to meet business critical service level agreements under dynamic, multi-application loads and enable customers to consolidate storage applications into a single data center storage solution.

Our tape storage product line includes StorageTEK libraries, drives, virtualization systems, media and device software. These products are intended to provide robust solutions for both long-term preservation and near-term protection of customer data at a lower total cost of ownership.

Networking and Data Center Fabric Products

Our networking and data center fabric products, including Oracle Virtual Networking, and Oracle InfiniBand and Ethernet technologies, are used with our server and storage products and are integrated into our management tools to help enterprise customers improve infrastructure performance, reduce cost and complexity and simplify storage and server connectivity.

Communications Networks Solutions

We recently expanded our products and services offerings for communications networks with our acquisitions of Acme Packet, Inc. (Acme Packet) in the fourth quarter of fiscal 2013, and Tekelec Global, Inc. (Tekelec) in the first quarter of fiscal 2014. Acme Packet is a global provider of session border control technology for service providers and enterprises that enables secure delivery of next-generation voice, data and unified communications services and applications. Tekelec is a global provider of network signaling, policy control and subscriber data management solutions for communications networks designed to enable service providers to deliver, control and monetize innovative and personalized communications services.

Oracle Solaris and Oracle Linux Operating Systems, Virtualization and Other Hardware-Related Software

The Oracle Solaris operating system provides a reliable, secure and scalable operating system environment through significant kernel feature development, networking, security and file system technologies as well as close integration with hardware features. This design provides us with an ability to combine Oracle Solaris with our own hardware components to achieve certain performance and efficiency advantages in comparison with our competitors. The Oracle Solaris operating system is based on the UNIX operating system, but is unique among UNIX systems in that it is available on our SPARC servers and x86 servers. We also support Oracle Solaris deployed on other companies’ hardware products.

The Oracle Linux operating system with Oracle’s Unbreakable Enterprise Kernel is a Linux operating system for enterprise workloads including databases, middleware and applications. Oracle’s Unbreakable Enterprise Kernel is designed to work well with Oracle products and enables users to patch core operating systems without downtime.

Oracle provides a broad portfolio of virtualization solutions from the desktop to the data center. Oracle VM is server virtualization software for both Oracle SPARC and x86 servers and supports both Oracle and non-Oracle applications. Oracle VM software is designed to enable different applications to share a single physical system for higher utilization and efficiency and simplify software deployment by enabling pre-configured software images to be created and rapidly deployed without installation or configuration errors. In addition, Oracle Solaris 11 provides comprehensive, built-in virtualization capabilities for both SPARC and x86 servers, networking and storage resources.

In addition to Oracle Solaris and Oracle Linux operating systems and Oracle’s virtualization software, we also develop a range of other hardware-related software, including development tools, compilers, management tools for servers and storage, diagnostic tools and file systems.

Hardware Systems Support

Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. We continue to evolve hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of hardware systems support contracts sold and renewed in connection with the sales of our hardware systems products. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Our hardware systems support revenues represented 6% of our total revenues in fiscal 2013 and 7% in each of fiscal 2012 and 2011.

Oracle Platinum Service is a special hardware support service available to Oracle Premier Support customers running certified configurations on Oracle Engineered Systems to ensure these systems remain configured and tuned correctly for optimal performance.

Services Business

We deliver an integrated services solution to help customers and partners maximize the performance of their investments in Oracle technology. Our services are differentiated based on our focus on Oracle technology, extensive experience and broad set of intellectual property and best practices. Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services and education services. Our services business represented 12% of our total revenues in fiscal 2013 and 13% in each of fiscal 2012 and 2011.

Consulting

Oracle Consulting is designed to help our customers more successfully architect and deploy our products. Our consulting services include business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Together these services are designed to help our customers achieve their business goals, reduce the risk associated with their IT initiatives and maximize their return on investment. Oracle Consulting engages customers directly and provides specialized expertise to our global systems integrator partners. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers.

Managed Cloud Services

Oracle managed cloud services provide comprehensive software and hardware management and maintenance services—including deployment, management, monitoring, patching, security and upgrade services—for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to our customers to enable increased performance and higher availability of their products and services. We believe that our managed cloud services offerings provide our customers with greater value and choice through increased business performance, reduced risk, a predictable cost and more flexibility in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

Education

We provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues. Our training is provided through a variety of formats, including instructor-led classes at our education centers, live virtual training, self-paced online training, private events and custom training. Our live virtual class offerings allow students anywhere in the world to receive real-time, interactive training online. In addition, we also offer a certification program for database administrators, developers, implementers, consultants and architects.

Marketing and Sales

We directly market and sell our products and services to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our products through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2013, 2012 or 2011.

In the United States, our sales and services employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries sell, support and service our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our products. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A. of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software and hardware systems. Our enterprise software and hardware offerings compete directly with some offerings from some of the largest and most competitive companies in the world, including Microsoft Corporation (Microsoft), International Business Machines Corporation (IBM), Intel, Hewlett-Packard Company (HP) and SAP AG and smaller companies like salesforce.com, inc., as well as many others. In addition, the low barriers to entry in many of our market segments regularly introduce new technologies and new and growing competitors to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we will face increased competition as we will compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of management and quality of technical support. Our product sales (and the relative strength of our products versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the adoption of software-as-a-service (SaaS), hosted or cloud software offerings;

•	the adoption of commodity servers and microprocessors;

•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among our Oracle Solaris and Linux operating systems with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;

•	the adoption of open source alternatives to commercial software by enterprise software customers;

•	products, features and functionality developed internally by customers and their IT staff;

•	products, features or functionality customized and implemented for customers by consultants, systems integrators or other third parties; and

•	attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Manufacturing

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers, storage systems and networking products. For all other manufacturing, we generally rely on third party manufacturing partners to produce our hardware related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. Our manufacturing processes are based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. As a result, we continue to evaluate potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A. within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Research and Development

We develop the substantial majority of our products internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Research and development expenditures were $4.9 billion in fiscal 2013 and $4.5 billion in each of fiscal 2012 and 2011, or 13%, 12% and 13% of total revenues in fiscal 2013, 2012 and 2011, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software and hardware markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

Employees

As of May 31, 2013, we employed approximately 120,000 full-time employees, including approximately 33,000 in sales and marketing, approximately 9,000 in software license updates and product support, approximately 1,000 in the manufacturing of our hardware systems products, approximately 6,000 in hardware systems support, approximately 25,000 in services, approximately 35,000 in research and development and approximately 11,000 in general and administrative positions. Of these employees, approximately 43,000 were employed in the United States and approximately 77,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries workers’ councils represent our employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations web site at www.oracle.com/investor as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on or accessible through our web site is not incorporated into this Annual Report.

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

Mr. Ellison, 68, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 68, has served as Chairman of the Board since January 2004 and as a Director since June 1995. He served as Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Ms. Catz, 51, has been a President since January 2004, Chief Financial Officer most recently since April 2011 and has served as a Director since October 2001. She was previously Chief Financial Officer from November 2005 until September 2008 and Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named President, she held various other positions with us since joining Oracle in 1999. She also currently serves as a director of HSBC Holdings plc.

Mr. Hurd, 56, has been a President and served as a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of HP from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of HP from April 2005 to August 2010.

Mr. Fowler, 52, has been Executive Vice President, Systems since February 2010. Prior to joining us, Mr. Fowler served as Sun Microsystems, Inc.’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006 and as Chief Technology Officer, Software Group from July 2002 to May 2004.

Mr. Kurian, 46, has been Executive Vice President, Product Development since July 2009. He served as Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Ms. Daley, 54, has been Senior Vice President, General Counsel and Secretary since October 2007. She served as Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 51, has been Senior Vice President, Corporate Controller and Chief Accounting Officer since February 2008 and was Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

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

Macroeconomic developments like the ongoing economic crisis in the European Union, the continued slow pace of economic recovery in the United States and slowing economic conditions in parts of Asia and South America could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. In addition, there is significant focus in the United States on the overall reduction in government spending at the federal level known as “sequestration” that has recently gone into effect. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (IT) budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, and particularly our new software licenses revenues and hardware systems products revenues, are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Our limited experience with managing our hardware business and forecasting its future financial results creates additional challenges with our forecasting processes.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates can also be affected by changes in our business practices that we implement with our newly acquired companies that may affect customer behavior.

A substantial portion of our new software licenses revenue contracts and hardware systems products contracts is completed in the latter part of a quarter and a significant percentage of these are larger orders. Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software licenses transactions and, to a lesser extent, hardware systems products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions.

Our hardware systems revenues and profitability could decline further if we do not manage the risks associated with our hardware systems business.    Our hardware systems business may adversely affect our overall profitability if we do not effectively manage the associated risks. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware systems business in a timely manner or at all due to a number of factors, including:

•

as we develop and introduce new versions or next generations of our hardware systems products, customers may defer or delay purchases of existing hardware systems products and wait for these new releases, all of which could adversely affect our hardware systems revenues in the short term;

•

our hardware systems business has higher expenses as a percentage of revenues, and thus has been less profitable, than our software business. We have reported lower overall operating margins as a percentage of revenues in the past and we may report lower operating margins as a percentage of revenues in the future;

•

our focus on our more profitable Oracle Engineered Systems, such as our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle SPARC SuperCluster products, which are in the relatively early stages of adoption by our customers, and our de-emphasis on our lower profit margin commodity hardware systems products that historically constituted a larger portion of our hardware systems revenues;

•

the unplanned departures of some important employees could adversely impact our ability to run successfully our hardware systems business, which could adversely impact our ability to realize the forecasts for our hardware systems business and its results of operations;

•

we face a greater risk of potential write-downs and impairments of inventory, higher warranty expenses than we had historically encountered in our existing software and services businesses, higher amortization from intangible assets, and potential impairment of intangible assets and goodwill associated with our hardware systems business. Any of these items could result in material charges and adversely affect our operating results;

•

we may not be able to increase sales of hardware systems support contracts or such increase may take longer than we anticipate, which could result in lower revenues and profitability, or slower than expected growth of such revenues and profitability; and

•

we may forgo sales opportunities, customers and revenues as a result of our reducing the resale of third party products and services for which Sun Microsystems, Inc. (Sun) historically acted as a reseller.

Our periodic workforce restructurings, including reorganizations of our sales force, can be disruptive.    We have in the past restructured or made other adjustments to our workforce, including our direct sales force on which we rely heavily, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. For example, in fiscal 2013, we hired a significant number of new people to our direct sales force and reorganized the various sales teams so that they increased their focus on specific products and services and became more specialized. In the past, these types of sales force restructurings have resulted in temporary reduced productivity while the sales teams adjusted to their new roles and responsibilities. In addition, we may not achieve or sustain the expected growth or cost savings benefits of these restructurings, or do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings and our revenues and other results of operations could be negatively affected.

Our strategy of transitioning to a mixed direct and indirect sales model for our hardware systems products may not succeed and could result in lower hardware revenues or profits. Disruptions to our software indirect sales channel could affect our future operating results.    Although we will continue to sell our hardware systems products through indirect channels, including independent distributors and value added resellers, we have enhanced our direct sales coverage for our hardware products and intend that our direct sales force will sell a larger portion of our hardware products in the future than they do now. These direct sales efforts, however, may not be successful. Our relationships with some of our channel partners may deteriorate because we have reduced our reliance on some of these partners for sales of our hardware products and have modified our approach and timing to the manufacturing of our products, which could result in reduced demand from the channel partners or certain customer segments serviced by these channel partners. Some hardware revenues from channel partners may not be replaced by revenues generated from our own sales personnel or may not be replaced as quickly as we expect. In addition, these newly hired salespeople may not be able to achieve our sales forecasts for our hardware business. If we experience any of these risks, our hardware revenues and profits may decline.

Our software indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our software marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant, if the financial condition or operations of our channel participants were to weaken or if the level of demand for our channel participants’ products and services were to decrease. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

Our cloud computing strategy, including our Oracle Cloud and Oracle managed cloud services offerings, may not be successful.    We offer customers a broad portfolio of software and hardware products and services to enable customers to adopt a cloud computing strategy that is right for them. Oracle Cloud is a comprehensive set of cloud service offerings that is designed to provide customers and partners with access to application services, social networking services, platform services and common infrastructure services on a subscription basis and managed, hosted and supported by Oracle. Oracle managed cloud services include software and hardware management and maintenance services hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain their profitability. We have acquired other cloud computing companies and incur expenses associated with the infrastructures and marketing of our managed cloud services and cloud software subscriptions offerings in advance of our ability to recognize the revenues associated with these offerings. Demand for our cloud offerings may unfavorably impact demand for certain of our other products and services, including new software licenses and software license updates and product support services.

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

Nevertheless, we encounter attempts by third parties to penetrate or bypass our data protection and other security measures and gain unauthorized access to our networks, systems and data or compromise the confidential information or data of our customers. Computer hackers and others may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems.

Although this is an industry-wide problem that affects other software and hardware companies, it affects Oracle in particular because computer hackers tend to focus their efforts on the most popular or well-known IT companies, and they may focus on Oracle because of our reputation for, and marketing efforts associated with, having secure products and services. These risks for us will increase as we continue to grow our cloud offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within Oracle.

If a cyber attack or other security incident described above were to allow unauthorized access to or modification of our customers’ data or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities, we could suffer damage to our brand and reputation. Customers could lose confidence in the security and reliability of our products and services and perceive them to be not secure. This in turn could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

Further, as regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business will intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personally identifiable information, could greatly increase our cost of providing our products and services.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software and hardware systems industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, or enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet demand, customers may not buy new software licenses, cloud software subscriptions or hardware systems products or purchase or renew software license updates and product support or hardware systems support contracts. Renewals of these support contracts are important to the growth of our business. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our software and hardware products and services, including our Oracle Cloud and Oracle Engineered Systems offerings. If we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames, if there is a delay in market acceptance of a new, enhanced or acquired product line or service, if there are changes in information technology trends for which we do not adequately anticipate or react our product development efforts toward, if we do not timely optimize complementary product lines and services or if we fail to adequately integrate, support or enhance acquired product lines or services, our business may be adversely affected.

If we are unable to compete effectively with existing or new hardware systems or software competitors, the results of operations and prospects for our business could be harmed through fewer customer orders, reduced pricing, lower revenues or lower profits.    Our hardware systems business will compete with, among others, (i) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (ii) microprocessor/chip manufacturers and (iii) providers of storage products. Our hardware systems business may also cause us to compete with companies who historically have been our partners. Some of these competitors may have more experience than we do in managing a hardware business. A large portion of our hardware products are based on our SPARC microprocessor and Oracle Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the revenue and profitability forecasts for our hardware systems business.

Many vendors develop and market databases, middleware products, application development tools, business applications, collaboration products and business intelligence products, amongst others, that compete with our software offerings. In addition, several companies offer software-as-a-service (SaaS) or cloud computing and business process outsourcing (BPO) as competitive alternatives to buying software and hardware, and customer interest in cloud or SaaS solutions is increasing. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. Vendors that offer SaaS, cloud or BPO solutions may persuade our customers not to purchase our on-premise products. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

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

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected or we may overpay for, or otherwise not realize the expected return on, our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill;

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

•

we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew software license updates and product support contracts, hardware systems support contracts and cloud subscription contracts, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

•

we may have difficulty incorporating acquired technologies, products, services and their related supply chain operations with our existing lines of business and supply chain infrastructure and maintaining uniform standards, architecture, controls, procedures and policies;

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

•

we may be unable to obtain timely approvals from, or may otherwise have certain limitations, restrictions, penalties or other sanctions imposed on us by, worker councils or similar bodies under applicable employment laws as a result of an acquisition, which could adversely affect our integration plans in certain jurisdictions and potentially increase our integration and restructuring expenses;

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

Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include U.S. laws and local laws which include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, prohibitions on payments to governmental officials, import and trade restrictions and export requirements. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Compliance with these laws requires a significant amount of management attention and effort, which may divert management’s attention from running our business operations and could harm our ability to grow our business, or may increase our expenses as we engage specialized or other additional resources to assist us with our compliance efforts. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We monitor our operations and investigate allegations of improprieties relating to transactions and the way in which such transactions are recorded. Where circumstances warrant, we provide information and report our findings to government authorities, but no assurance can be given that action will not be taken by such authorities.

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to our operating results;

•	natural disasters;

•

regulatory changes, including government austerity measures in certain countries that we may not be able to sufficiently plan for or avoid that may unexpectedly impair bank deposits or other cash assets that we hold in these countries or that impose additional taxes that we may be required to pay in these countries;

•	political unrest, terrorism and the potential for other hostilities;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•

difficulties in transferring funds from or converting currencies in certain countries such as Venezuela that have led to a devaluation of our net assets, in particular our cash assets, in that country’s currency;

•	public health risks, particularly in areas in which we have significant operations; and

•	reduced protection for intellectual property rights in some countries.

As a result of our hardware systems business, the number and complexity of laws and regulations that we are subject to have increased. The variety of risks and challenges listed above could also disrupt or otherwise negatively impact the supply chain operations for our hardware systems products segment and the sales of our products and services in affected countries or regions.

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

The future operating results of our hardware systems business will depend on our ability to manage our component inventory to meet the demands of our hardware systems customers and to avoid component inventory write-downs.    We depend on suppliers to design, develop, manufacture and deliver on a timely basis the necessary components for our hardware products. While many of the components purchased are standard, some components (standard or otherwise) require long lead times to manufacture and deliver. Furthermore, there are some components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by natural disasters, political unrest or other factors affecting the countries or regions where these single source component vendors are located. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary parts or components from a particular vendor. If we had to find a new supplier for these parts and components, hardware systems product shipments could be delayed, which would adversely affect our hardware systems revenues. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware systems business cost structure. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet customer demand for our hardware products. Therefore we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware products from us or systems products from our competitors. We negotiate supply commitments with vendors early in the manufacturing process to ensure we have sufficient components for our hardware products to meet anticipated customer demand. We must also manage our levels of older component inventories used in our hardware products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware systems business and related operating results could be materially and adversely affected.

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

These challenges and risks also exist when we acquire companies with hardware products and related supply chain operations. In some cases, we may be dependent, at least initially, on supply chain operations that we are less familiar with and thus may be slower to adjust or react to these challenges and risks.

We may experience foreign currency gains and losses.    We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the U.S. Dollar can significantly affect our assets, revenues and operating results. Generally, our revenues are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Generally, our assets are adversely affected when we must devalue our cash and other bank deposits held in a foreign currency due to fluctuations or changes in exchange rates.

During fiscal 2013 and 2010, we incurred foreign currency losses associated with our Venezuelan subsidiary due to it being designated as operating in a highly inflationary economy and due to the subsequent devaluation of the Venezuelan Bolivar relative to the U.S. Dollar. We could experience similar foreign currency volatility in the future if the Venezuelan government further devalues the Venezuelan currency, the amounts and timing of which are uncertain.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts to offset the risks associated with these foreign currency exposures that we may suspend from time to time. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows, the timing of which is variable and generally outside of our control.

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

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues, which may affect our employee retention efforts and increase our expenses in an effort to offer a competitive compensation program. Our compensation program includes stock options, which are an important tool in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. In addition, because we expense all stock-based compensation, we may in the future change our stock-based and other compensation practices. Some of the changes we consider from time to time include a reduction in the number of employees granted stock options, a reduction in the number of stock options granted per employee and a change to alternative forms of stock-based compensation, all of which may have an impact on our ability to retain employees and also impact the amount of stock-based compensation expense that we record. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our sales to government clients subject us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties.    We derive revenues from contracts with the U.S. government, state and local governments, and foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending, including a series of spending cuts at the U.S. federal level known as “sequestration” that has recently gone into effect and which may cause a reduction in revenues from our U.S. federal government customers. Further, our U.S. federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels in the U.S. and our contracts with foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We may need to change our pricing models to compete successfully.    The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our software license updates and product support fees and hardware systems support fees are generally priced as a percentage of our net new software licenses fees and net new hardware systems products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our new license prices.

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

We might experience significant errors in our software and hardware products and services.    Despite testing prior to their release, software and hardware products sometimes contain errors, especially when first introduced or when new versions are released. The detection and correction of any errors can be time consuming and costly. Errors in our software or hardware products could affect the ability of our products to work with other software or hardware products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing our new software or hardware products or new versions of our software or hardware products, we could lose revenues. In addition, we run our own business operations and run the cloud software subscriptions, Oracle managed cloud services and other services that we offer to our customers on our products and networks. Therefore any flaws, if exploited, could affect our ability to conduct our business operations. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors than customers for software products generally. Errors in our software and hardware products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services.

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

Business disruptions could affect our operating results.    A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our cloud software subscriptions and managed cloud services offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Adverse litigation results could affect our business.    We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from the running of our business. The results of our litigation also cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, certain U.S. government proposals for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing has been and is currently being reviewed by the U.S. Internal Revenue Service (IRS) and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We have negotiated certain unilateral Advance Pricing Agreements with the IRS and certain selected bilateral Advance Pricing Agreements that cover many of our intercompany transfer pricing issues and preclude the relevant tax authorities from making a transfer pricing adjustment within the scope of these agreements. However, these agreements do not cover substantial elements of our transfer pricing. In addition, our provision for income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions which we consider to be indefinitely reinvested outside the United States that have lower statutory tax rates and earnings being higher than anticipated in jurisdictions that have higher statutory tax rates.

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

Charges to earnings resulting from acquisitions may adversely affect our operating results.    Under business combination accounting standards pursuant to ASC 805, Business Combinations, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets, in particular within our hardware systems products or consulting reporting units, for which the amounts of goodwill and intangible assets that we have recorded increased in recent years and may continue to increase in the future, and for which we have experienced revenues and margin declines as compared to prior years;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•	identification of or changes to assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated, charges to eliminate certain duplicative pre-merger activities, and charges to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

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

There are risks associated with our outstanding and future indebtedness.    As of May 31, 2013, we had an aggregate of $18.5 billion of outstanding indebtedness that will mature between the remainder of calendar 2013 and calendar 2040 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our hardware systems operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used to manufacture our products, human health and safety, regulating the use of certain chemical substances and disclosure of the use of certain “conflict minerals.” We endeavor to comply with these environmental and other laws, yet compliance with such laws could increase our product design, development, procurement, manufacturing and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our hardware systems business. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our hardware systems business. A significant portion of our hardware systems revenues come from international sales. Environmental legislation within the European Union (EU), including the EU Directive on Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products may increase our cost of doing business internationally and impact our hardware systems revenues from EU countries and China as we endeavor to comply with and implement these requirements. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, the cumulative impact of which could be significant.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting, manufacturing and administrative personnel. Our headquarters facility consists of approximately 2.0 million square feet in Redwood City, California, substantially all of which we own. We lease our principal internal manufacturing facility for our hardware systems products in Hillsboro, Oregon. We also own or lease other office facilities for current use consisting of approximately 23.8 million square feet in various other locations in the United States and abroad. We believe our facilities are in good condition and suitable for the conduct of our business. Approximately 3.9 million square feet, or 15%, of total owned and leased space is sublet or is being actively marketed for sublease or disposition.

Item 3.    Legal Proceedings

The material set forth in Note 18 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ORCL” and has been traded on the NASDAQ since our initial public offering in 1986. On June 20, 2013, we announced that we applied to list our common stock on the New York Stock Exchange (the “NYSE”) under our current symbol “ORCL”. Subject to the approval by the NYSE of our listing application, we expect that our common stock will begin trading on the NYSE on July 15, 2013. According to the records of our transfer agent, we had 13,270 stockholders of record as of May 31, 2013. The following table sets forth the low and high sale prices per share of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2013		Fiscal 2012
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$31.25	$36.34	$25.61	$30.24
Third Quarter	$31.61	$36.21	$25.51	$31.90
Second Quarter	$29.58	$33.10	$26.00	$33.69
First Quarter	$26.00	$32.20	$24.78	$34.09

During fiscal 2013, our Board of Directors declared and paid cash dividends in the aggregate of $0.30 per share of outstanding common stock, which included an accelerated cash dividend of $0.18 per share of outstanding common stock paid on December 21, 2012. This accelerated cash dividend was intended by our Board of Directors to be in lieu of quarterly dividends that we would have otherwise announced with our earnings results for the second, third and fourth quarters of fiscal 2013, and that would have been paid in calendar year 2013. During fiscal 2012, we declared and paid cash dividends totaling $0.24 per share of outstanding common stock.

In June 2013, our Board of Directors declared a quarterly cash dividend of $0.12 per share of outstanding common stock. This $0.12 per share cash dividend was an increase of $0.06 per share over the last regular quarterly cash dividend of $0.06 per share of outstanding common stock paid on November 2, 2012 and was declared earlier than the Board of Directors had previously planned. The $0.12 per share cash dividend is payable on August 2, 2013 to stockholders of record as of the close of business on July 12, 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. On June 20, 2013, we announced that our Board of Directors approved a further expansion by an additional $12.0 billion. Approximately $2.1 billion remained available for stock repurchases as of May 31, 2013 pursuant to our stock repurchase program prior to the additional amount authorized in June 2013.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2013—March 31, 2013	22.5	$34.12	22.5	$4,185.0
April 1, 2013—April 30, 2013	33.7	$32.68	33.7	$3,084.8
May 1, 2013—May 31, 2013	28.2	$33.97	28.2	$2,125.5

Total	84.4	$33.49	84.4

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2013, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2008 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/08	5/09	5/10	5/11	5/12	5/13
Oracle Corporation	100.00	85.99	99.94	152.65	119.04	153.38
S&P 500 Index	100.00	67.43	81.58	102.76	102.33	130.24
S&P Information Technology Index	100.00	71.24	91.52	110.86	119.25	137.29

Item 6.    Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over the last five fiscal years, we have acquired a number of companies including Sun Microsystems, Inc. in fiscal 2010, among others. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our growth in revenues, income, earnings per share and total assets.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Total revenues	$37,180	$37,121	$35,622	$26,820	$23,252
Operating income	$14,684	$13,706	$12,033	$9,062	$8,321
Net income	$10,925	$9,981	$8,547	$6,135	$5,593
Earnings per share—diluted	$2.26	$1.96	$1.67	$1.21	$1.09
Diluted weighted average common shares outstanding	4,844	5,095	5,128	5,073	5,130
Cash dividends declared per common share	$0.30	$0.24	$0.21	$0.20	$0.05
Consolidated Balance Sheets Data:
Working capital(1)	$28,820	$24,635	$24,982	$12,313	$9,432
Total assets	$81,812	$78,327	$73,535	$61,578	$47,416
Notes payable and other borrowings(2)	$18,494	$16,474	$15,922	$14,655	$10,238

(1)

Total working capital sequentially increased in most periods primarily due to the favorable impact to our net current assets resulting from our net income generated during these periods and the issuances of $5.0 billion, $3.25 billion and $4.5 billion of long-term senior notes in fiscal 2013, 2011 and 2010, respectively. These increases were partially offset by cash used for acquisitions, repurchases of common stock and dividend payments made in all periods presented and repayments of certain of our senior notes in fiscal 2011, 2010 and 2009.

(2)

Our notes payable and other borrowings, which represented the summation of our notes payable, current and other current borrowings, and notes payable and other non-current borrowings as reported per our consolidated balance sheets as of the dates listed in the table above, increased between fiscal 2009 and 2013 due to the issuances of $5.0 billion of long-term senior notes in fiscal 2013, $1.7 billion and $1.15 billion of short-term borrowings made pursuant to our revolving credit agreements in fiscal 2012 and 2011, respectively, $3.25 billion of long-term senior notes in fiscal 2011, and $4.5 billion of long-term senior notes in fiscal 2010. See Note 8 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, for additional information regarding our notes payable and other borrowings.

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

Business Overview

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services that are engineered to work together in the cloud and in the data center. We are a leader in the core technologies of cloud computing, including database and middleware as well as web-based applications, virtualization, clustering and large-scale systems management. We provide cloud services as well as software and hardware products to other cloud service providers, both public and private. Oracle database and middleware software, applications software and hardware systems—including computer server, storage and networking products—are the building blocks of our own cloud services, our partners’ cloud services and our customers’ private cloud environments. Our customers can subscribe to use select Oracle software and hardware products through our cloud offerings, or purchase our software and hardware products and related services to build their own private cloud or on-premise information technology (IT) environments. Our strategy is to deliver reliable and scalable products and services that are built upon industry standards and are engineered to work together or independently. We also pursue new or emerging growth opportunities in order to maintain technology leadership. Offering customers a choice in how they use our products and services—while maintaining enterprise-grade reliability, security, and interoperability—is important to our corporate strategy.

We believe that internal growth and continued innovation with respect to our software, hardware and services businesses are the foundation of our long-term strategic plans. In fiscal 2013, we invested $4.9 billion, and in each of fiscal 2012 and 2011 we invested $4.5 billion, in research and development to enhance our existing portfolio of products and services and to develop new products and services. We continue to focus the engineering of our hardware and software products to make them work together more effectively and deliver improved computing performance, reliability and security to our customers. For example, Oracle Engineered Systems, which include our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle SPARC SuperCluster products, among others, combine certain of our hardware and software offerings in a way that increases computing performance relative to our competitors’ products, creating time savings, efficiencies and operational cost advantages for our customers. With products that are engineered to work together, our customers can reduce much of the complexity of IT and make available resources they would otherwise spend on IT operations. In addition to our introductions of new, innovative hardware and software products, we also continue to demonstrate our commitment to customer choice through ongoing enhancements to our existing products, including our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards applications software products.

We believe that an active acquisition program is another important element of our corporate strategy as it enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

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

Software Business

Our software business, which represented 74%, 70% and 68% of our total revenues in fiscal 2013, 2012 and 2011, respectively, is comprised of two operating segments: (1) new software licenses and cloud software subscriptions and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and subscription offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses and Cloud Software Subscriptions:    We license our database and middleware, as well as our applications software, and provide access to a broad range of our software offerings through cloud software subscriptions contracts. Our software solutions are built on a standards-based, integrated architecture that is designed to help customers reduce the cost and complexity of their IT infrastructure. Our software products are designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

The growth in new software licenses and cloud software subscriptions revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software offerings, our acquisitions and foreign currency fluctuations. The substantial majority of our new software licenses transactions is characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses and cloud software subscriptions revenues. Since our new software licenses and cloud software subscriptions revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software licenses and cloud software subscriptions revenues on a trailing 4-quarter period (as provided in our Quarterly Reports on Form 10-Q) provides additional visibility into the underlying performance of this business segment. New software licenses and cloud software subscriptions revenues represented 28%, 27% and 26% of our total revenues in fiscal 2013, 2012 and 2011, respectively. Our cloud software subscriptions contracts are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our new software licenses and cloud software subscriptions segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software licenses and cloud software subscriptions segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud software subscriptions obligations that we assumed in our business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

For certain of our acquired businesses, we recorded adjustments to reduce cloud software subscriptions obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud software subscriptions revenues related to cloud software subscriptions contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $45 million and $22 million in fiscal 2013 and 2012, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over their respective contractual periods.

Software License Updates and Product Support:    Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration and substantially all of our customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our software support contract customer base that renews its software support contracts, (2) the amount of new software support contracts sold in connection with the sale of new software licenses and (3) the amount of software support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented 46%, 43% and 42% of our total revenues in fiscal 2013, 2012 and 2011, respectively, is our highest margin business unit. Our software support margins during fiscal 2013 were 88% and accounted for 74% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $14 million, $48 million and $80 million in fiscal 2013, 2012 and 2011, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 14%, 17% and 19% of our total revenues in fiscal 2013, 2012 and 2011, respectively. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Systems Products:    We provide a broad selection of hardware systems and related services including servers, storage, networking, virtualization software, operating systems, and management software to support diverse IT environments, including public and private cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures. Our hardware products support many of the world’s largest public and private clouds, including the Oracle Cloud; our software development private cloud; and our Oracle University self-service private cloud.

We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems. Oracle Engineered Systems are core building blocks for Oracle’s data center and cloud computing products and services. Oracle Infrastructure-as-a-Service (IaaS), an on-premise cloud offering for deploying Oracle’s Engineered Systems to customers on a subscription basis, provides our customers with flexibility in deployment models and allows our customers to cost effectively handle peak computing workloads with capacity on demand.

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers run the Oracle Solaris operating system and are differentiated by their reliability, security, and scalability. Our mid-size and large servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications, for customers having more computationally intensive needs, and as platforms for building cloud computing IT environments. Our SPARC servers are also a core component of the Oracle SPARC SuperCluster, one of our Oracle Engineered Systems.

We also offer enterprise x86 servers. These x86 servers are based on microprocessor platforms from Intel Corporation (Intel) and are also compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 systems are also a core component of many of our Oracle Engineered Systems including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, flash and hardware-related software including file systems software, back-up and archive software and storage management software and networking for mainframe and open systems environments.

Our networking and data center fabric products, including Oracle Virtual Networking, and Oracle InfiniBand and Ethernet technologies, are used with our server and storage products and are integrated into our management tools to help enterprise customers improve infrastructure performance, reduce cost and complexity and simplify storage and server connectivity.

The majority of our hardware systems products are sold through indirect channels, including independent distributors and value added resellers.

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers and storage systems. For all other manufacturing, we generally rely on third party manufacturing partners to produce our hardware related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. We strive to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types and a “build-to-order” manufacturing process in which products generally are built only after customers have placed firm orders. We continue to evolve hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware systems support contracts sold in connection with the sales of our hardware systems products.

Our hardware systems products revenues, cost of hardware systems products and hardware systems operating margins that we report are affected by our strategy for and the competitive position of our hardware systems products, the strength of general economic and business conditions, governmental budgetary constraints, certain of our acquisitions and foreign currency rate fluctuations. In addition, our operating margins for our hardware systems products segment have been and will be affected by the amortization of intangible assets.

We have limited experience in predicting our quarterly hardware systems products revenues. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large hardware transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, whether customers decide to purchase hardware systems support contracts at or in close proximity to the time of sale, and the percentage of our hardware systems support contract customer base that renews its support contracts. All of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $14 million, $30 million and $148 million for fiscal 2013, 2012 and 2011, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

Services Business

Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services and education services. Our services business, which represented 12% of our total revenues in fiscal 2013 and 13% in each of fiscal 2012 and 2011, has lower margins than our software and hardware businesses. Our services revenues are impacted by certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues.

Our consulting line of business is designed to help our customers more successfully architect and deploy our products. Our consulting services include business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. The amount of consulting revenues recognized tends to lag the amount of our software and hardware systems products revenues by several quarters since consulting services, if purchased, are typically segmentable from the products to which they relate and are performed after the customer’s purchase of the products. Our services revenues as they relate to consulting services are dependent upon general economic conditions and the level of our product revenues, in particular the new software licenses sales of our application products. To the extent we are able to grow our products revenues, in particular our software application product revenues, we would also generally expect to be able to eventually grow our consulting revenues.

Oracle managed cloud services provide comprehensive software and hardware management and maintenance services—including deployment, management, monitoring, patching, security and upgrade services—for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to our customers to enable increased performance and higher availability of their products and services. We believe that our managed cloud services offerings provide our customers with greater value and choice through increased business performance, reduced risk, a predictable cost and more flexibility in terms of service in order to maximize the performance of their Oracle software and hardware products and services.

Education services provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Acme Packet, Inc. (Acme Packet) in fiscal 2013, and Taleo Corporation (Taleo) and RightNow Technologies, Inc. (RightNow) in fiscal 2012, among others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report provides additional information related to our pending and recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (SEC). GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Business Combinations

•	Goodwill and Intangible Assets—Impairment Assessments

•	Accounting for Income Taxes

•	Legal and Other Contingencies

•	Stock-Based Compensation

•	Allowances for Doubtful Accounts

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed our critical accounting policies and related disclosures with the Finance and Audit Committee of the Board of Directors.

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software licenses revenues earned from granting licenses to use our software products and fees from cloud software subscriptions offerings, and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers, storage products, networking and data center fabric products, and fees from infrastructure-as-a-service (IaaS) offerings, and hardware systems support revenues; and (3) services, which includes software and hardware related services including consulting, managed cloud services and education revenues. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware and applications software and exclude cloud software subscriptions revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software licenses revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.

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

The vast majority of our software license arrangements include software license updates and product support contracts, which are entered into at the customer’s option and are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support contracts are generally priced as a percentage of the net new software licenses fees. Substantially all of our customers renew their software license updates and product support contracts annually.

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

Revenue Recognition for Hardware Systems Products, Hardware Systems Related Services, Cloud Software Subscriptions and IaaS Offerings (Nonsoftware Elements)

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers, storage and networking products. Our revenue recognition policy for these nonsoftware deliverables and other nonsoftware deliverables including hardware systems related services and cloud software subscriptions offerings is based upon the accounting guidance contained in ASC 605, Revenue Recognition, and we exercise judgment and use estimates in connection with the determination of the amount of hardware systems products revenues, hardware systems related services revenues and cloud software subscriptions revenues to be recognized in each accounting period.

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

Our cloud software subscriptions offerings generally provide customers access to certain of our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis. Revenues for our cloud software subscriptions offerings are recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Our IaaS offerings are on-premise cloud offerings for deploying certain of Oracle’s Engineered Systems and support services to customers on a subscription basis. Customers that enter into IaaS arrangements are also able to purchase additional capacity on demand. Our revenue recognition policy for IaaS offerings is in accordance with ASC 605 and ASC 840, Leases. Substantially all of our IaaS offerings are accounted for as operating leases as our contracts are structured so that the term of the arrangement is less than 75% of the economic life of the equipment and the present value of the minimum fixed payments are less than 90% of the fair market value of the equipment at the inception of the arrangement. Our evaluation of useful life is based on our historical product development cycles and our historical customer hardware upgrade cycles. Capacity on demand is a contingent payment and is therefore excluded from our assessment of the net present value of fixed payments. Revenue for capacity on demand is recognized in the period our customers access additional capacity provided all other revenue recognition criteria have been met.

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

When possible, we establish VSOE of selling price for deliverables in software and nonsoftware multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, contractually stated prices, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems support, new software licenses, software license updates and product support, cloud software subscriptions and IaaS offerings, consulting, managed cloud services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts and are included as a part of our services business. Consulting revenues from these arrangements are generally accounted for separately from new software licenses revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer that the services have been completed. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software licenses revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of the relative selling price of such elements.

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers primarily through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software licenses revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all the other revenue recognition criteria have been met.

Our customers include several of our suppliers and occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize new software licenses revenues or hardware systems product revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•

future expected cash flows from software license sales, cloud software subscriptions contracts, hardware systems product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents;

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

We estimate the fair values of cloud software subscriptions, software license updates and product support and hardware systems support obligations assumed. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. As a result, we did not recognize cloud software subscriptions revenues related to cloud software subscriptions contracts in the amount of $45 million and $22 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2013 and 2012, respectively. We did not recognize software license updates and product support revenues related to support contracts in the amounts of $14 million, $48 million and $80 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2013, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $14 million, $30 million and $148 million for fiscal 2013, 2012 and 2011, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud software subscriptions and hardware systems support contracts. To the extent cloud software subscriptions, software support or hardware systems support contracts are renewed, we will recognize the revenues for the full values of the contracts over the contracts’ periods, which are generally one year in duration.

In connection with a business combination or other strategic initiative, we may estimate costs associated with restructuring plans committed to by our management. Restructuring costs are typically comprised of employee severance costs, costs of consolidating duplicate facilities and contract termination costs. Restructuring expenses are based upon plans that have been committed to by our management, but may be refined in subsequent periods. We account for costs to exit or restructure certain activities of an acquired company separately from the business combination pursuant to ASC 420, Exit or Disposal Cost Obligations. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. Effective fiscal 2012, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed on March 1, 2013, did not result in a goodwill impairment charge, nor did we record any goodwill impairment in fiscal 2012 or 2011. Our consulting and hardware systems products reporting units have experienced revenues and operating margin declines in fiscal 2013 as compared to prior years. As a result, our consulting and hardware systems products reporting units may be at greater risk for goodwill impairment than our other reporting units if our actual results for these reporting units differ from our projections.

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

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2013, 2012 or 2011.

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

We estimate the fair values of employee stock options using a Black-Scholes-Merton valuation model. The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options. The risk-free interest rate assumption we use is based upon U.S. treasury interest rates appropriate for the expected life of the awards. We use the implied volatility of publicly traded options in our stock in order to estimate future stock price trends as we believe that implied volatility is more representative of future stock price trends than historical volatility. In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee groups by seniority of job classification. Our expected dividend rate is based upon an annualized dividend yield based on the per share dividend declared by our Board of Directors. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair values of our stock awards and related stock-based compensation expense that we record to vary.

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

To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation of publicly traded options in our stock, refine different assumptions in future periods such as forfeiture rates that differ from our current estimates, or assume stock awards from acquired companies that are different in nature than our stock award arrangements, among other potential impacts, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2013 compared to fiscal 2012 is impacted by our acquisitions, primarily our acquisitions of Acme Packet in the fourth quarter of fiscal 2013, Taleo in the fourth quarter of fiscal 2012 and RightNow during the third quarter of fiscal 2012.

The comparability of our operating results in fiscal 2012 compared to fiscal 2011 is impacted by our acquisitions, primarily our acquisitions of Taleo in the fourth quarter of fiscal 2012, RightNow in the third quarter of fiscal 2012, Art Technology Group, Inc. (ATG) in the third quarter of fiscal 2011 and Phase Forward Incorporated (Phase Forward) during the first quarter of fiscal 2011.

In our discussion of changes in our results of operations from fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011, we quantify the contributions of our acquired products to the growth in new software licenses and cloud software subscriptions revenues and software license updates and product support revenues for the one year period subsequent to the acquisition date. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as the quantified amounts themselves, may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2012, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2013 and May 31, 2012, our financial statements would reflect reported revenues of $1.29 million in fiscal 2013 (using 1.29 as the month-end average exchange rate for the period) and $1.25 million in fiscal 2012 (using 1.25 as the month-end average exchange rate for the period). The constant currency presentation would translate the fiscal 2013 results using the fiscal 2012 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
	2013	Percent Change		2012	Percent Change		2011
(Dollars in millions)		Actual	Constant		Actual	Constant
Total Revenues by Geography:
Americas	$19,719	3%	3%	$19,236	5%	5%	$18,352
EMEA(1)	11,158	-3%	0%	11,561	1%	1%	11,497
Asia Pacific(2)	6,303	0%	3%	6,324	10%	7%	5,773

Total revenues	37,180	0%	2%	37,121	4%	4%	35,622
Total Operating Expenses	22,496	-4%	-2%	23,415	-1%	-1%	23,589

Total Operating Margin	$14,684	7%	10%	$13,706	14%	14%	$12,033

Total Operating Margin %	39%			37%			34%
% Revenues by Geography:
Americas	53%			52%			52%
EMEA	30%			31%			32%
Asia Pacific	17%			17%			16%
Total Revenues by Business:
Software	$27,463	5%	7%	$26,116	9%	9%	$24,031
Hardware Systems	5,346	-15%	-13%	6,302	-9%	-10%	6,944
Services	4,371	-7%	-5%	4,703	1%	1%	4,647

Total revenues	$37,180	0%	2%	$37,121	4%	4%	$35,622

% Revenues by Business:
Software	74%			70%			68%
Hardware Systems	14%			17%			19%
Services	12%			13%			13%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of unfavorable foreign currency rate fluctuations of 2 percentage points, our total revenues increased in fiscal 2013 due to an increase in our software business revenues, which was attributable to growth in our software license updates and product support revenues and our new software licenses and cloud software subscriptions revenues. This constant currency increase was partially offset by reductions in our hardware systems and services business’ revenues. On a constant currency basis, the Americas region contributed 77% and the Asia Pacific region contributed 23% to our growth in total revenues during fiscal 2013.

Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total operating expenses decreased in fiscal 2013 primarily due to a $387 million acquisition related benefit (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), a $306 million benefit related to certain litigation (see Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), lower hardware systems products costs associated with lower hardware systems products revenues, and certain other operating expense decreases in most of our other lines of business primarily due to lower variable compensation expenses, lower external contractor expenses and lower amortization of intangible assets. In constant currency, these total expense decreases during fiscal 2013 were partially offset by higher salary and benefit expenses due primarily to additional sales and marketing and research and development headcount added during fiscal 2013.

Excluding the effect of foreign currency rate fluctuations, our total operating margin and our total operating margin as a percentage of total revenues increased during fiscal 2013 due to the increase in our total revenues and the decrease in our total operating expenses.

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of foreign currency rate fluctuations, the increase in our total revenues in fiscal 2012 was primarily attributable to growth in our software business’ revenues, partially offset by a reduction in our hardware systems business’ revenues. Excluding the effect of currency rate fluctuations, the Americas contributed 65%, EMEA contributed 8% and Asia Pacific contributed 27% to our total revenues growth in fiscal 2012.

Excluding the effect of foreign currency rate fluctuations, total operating expenses decreased slightly in fiscal 2012 primarily due to reductions in our hardware systems business’ expenses due to efficiencies gained through our hardware systems support integration efforts and lower hardware systems products costs associated with lower hardware systems products revenues; decreases in certain variable compensation expenses; and a reduction in restructuring costs and acquisition related costs primarily associated with expenses incurred in fiscal 2011 related to our acquisition of Sun Microsystems, Inc (Sun). These fiscal 2012 expense decreases were partially offset by fiscal 2012 expense increases in salaries and benefits primarily related to additional sales and marketing headcount and an increase in general and administrative expenses that was primarily due to a $120 million legal expense recovery in fiscal 2011.

Excluding the effect of foreign currency rate fluctuations, the increase in total operating margin and operating margin as a percentage of revenues in fiscal 2012 was due to our increase in total revenues while our total expenses decreased.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Year Ended May 31,
(in millions)	2013	2012	2011
New software licenses and cloud software subscriptions deferred revenues(1)	$45	$22	$—
Software license updates and product support deferred revenues(1)	14	48	80
Hardware systems support deferred revenues(1)	14	30	148
Amortization of intangible assets(2)	2,385	2,430	2,428
Acquisition related and other(3)(5)	(604)	56	208
Restructuring(4)	352	295	487
Stock-based compensation(5)	722	626	500
Income tax effects(6)	(896)	(967)	(1,003)

	$2,032	$2,540	$2,848

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud software subscriptions revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $45 million and $22 million in fiscal 2013 and 2012, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $14 million, $48 million and $80 million in fiscal 2013, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $14 million, $30 million and $148 million in fiscal 2013, 2012 and 2011, respectively.

Approximately $6 million of estimated cloud software subscriptions revenues related to contracts assumed will not be recognized during fiscal 2014 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $6 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during fiscal 2014 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of May 31, 2013, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2014	$2,123
Fiscal 2015	1,656
Fiscal 2016	1,094
Fiscal 2017	523
Fiscal 2018	397
Thereafter	802

Total intangible assets subject to amortization	6,595
In-process research and development	45

Total intangible assets, net	$6,640

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable and certain other operating items, net. In fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), and a net benefit of $387 million due to an acquisition related item (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

(4)

The significant majority of restructuring expenses during fiscal 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Restructuring expenses during fiscal 2012 and 2011 primarily related to costs incurred pursuant to our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2013	2012	2011
Sales and marketing	$147	$122	$87
Software license updates and product support	20	18	14
Hardware systems products	3	1	2
Hardware systems support	5	5	5
Services	31	23	16
Research and development	352	295	231
General and administrative	164	162	145

Subtotal	722	626	500
Acquisition related and other	33	33	10

Total stock-based compensation	$755	$659	$510

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for fiscal 2013 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 23.0%, instead of 21.4% which represented our effective tax rate as derived per our consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effect of amortization of intangible assets. Income tax effects for fiscal 2012 were calculated reflecting an effective tax rate of 24.0%, instead of 23.0% which represented our effective tax rate as derived per our consolidated statement of operations, due to the disproportionate rate impact of certain discrete items, income tax effects related to our acquired tax exposures, and differences in jurisdictional tax rates and related tax benefits attributable to our restructuring expenses in the period. Income tax effects for fiscal 2011 were calculated reflecting an effective tax rate of 25.3%, instead of 25.1% which represented our effective tax rate as derived per our consolidated statement of operations, primarily due to differences in jurisdictional tax rates and the related tax benefits attributable to our restructuring expenses in the period and the income tax effects related to our acquired tax exposures.

Software Business

Our software business consists of our new software licenses and cloud software subscriptions segment and software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions:    New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions revenues represent fees earned from granting customers access to a broad range of our software offerings on a subscription basis in a secure, standards-based cloud computing environment that includes access, hosting, infrastructure management, the use of software updates, and support. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Expenses associated with our new software licenses and cloud software subscriptions revenues are included in sales and marketing expenses, which are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing cloud software subscriptions services and amortization of intangible assets.

(Dollars in millions)	Year Ended May 31,
		Percent Change		2012	Percent Change
	2013	Actual	Constant		Actual	Constant	2011
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$5,465	7%	8%	$5,107	10%	11%	$4,662
EMEA	2,959	3%	5%	2,884	1%	4%	2,861
Asia Pacific	1,897	-1%	3%	1,915	12%	11%	1,712

Total revenues	10,321	4%	6%	9,906	7%	8%	9,235
Expenses:
Sales and marketing(1)	6,252	6%	8%	5,899	8%	8%	5,455
Stock-based compensation	142	19%	19%	120	43%	43%	84
Amortization of intangible assets(2)	986	20%	20%	822	1%	1%	811

Total expenses	7,380	8%	10%	6,841	8%	8%	6,350

Total Margin	$2,941	-4%	-3%	$3,065	6%	10%	$2,885

Total Margin %	28%			31%			31%
% Revenues by Geography:
Americas	53%			52%			50%
EMEA	29%			29%			31%
Asia Pacific	18%			19%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions revenues increased by 6% during fiscal 2013 due to growth across all regions and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 69%, EMEA contributed 23% and Asia Pacific contributed 8% to the increase in new software licenses and cloud software subscriptions revenues during fiscal 2013.

In reported currency, our new software licenses revenues were $9.4 billion and $9.5 billion in fiscal 2013 and 2012, respectively. In reported currency, our cloud software subscriptions revenues were $910 million and $455 million in fiscal 2013 and 2012, respectively. In constant currency, our new software licenses revenues and our cloud software subscriptions revenues increased by 1% and 100%, respectively, in fiscal 2013 primarily due to incremental revenues from our acquisitions.

In reported currency, our recent acquisitions contributed $476 million of growth to our total new software licenses and cloud software subscriptions revenues during fiscal 2013.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscriptions obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscriptions revenues in the amounts of $45 million and $22 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2013 and fiscal 2012, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 11% in fiscal 2013 and represented 29% of our total new software licenses and cloud software subscriptions revenues in fiscal 2013 in comparison to 27% in fiscal 2012.

Excluding the effect of favorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions expenses increased in fiscal 2013 primarily due to higher employee related expenses and stock-based compensation from increased headcount, and higher intangible asset amortization, partially offset by a decrease in certain legal costs.

Excluding the effect of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in fiscal 2013 as our total expenses increased at a faster rate than our total revenues for this operating segment.

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of foreign currency rate fluctuations, total new software licenses and cloud software subscriptions revenues increased in fiscal 2012 due to growth across all major regions and product types and due to incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 63%, EMEA contributed 13%, and Asia Pacific contributed 24% to our new software licenses and cloud software subscriptions revenues growth during fiscal 2012.

In reported currency, our new software licenses revenues were $9.5 billion and $9.0 billion in fiscal 2012 and 2011, respectively. In reported currency, our cloud software subscriptions revenues were $455 million and $255 million in fiscal 2012 and 2011, respectively. In constant currency, new software licenses revenues and cloud software subscriptions revenues increased in fiscal 2012 primarily due to improved customer demand for our products, our sales force’s execution and incremental revenues from our acquisitions.

In reported currency, our recent acquisitions contributed $317 million of growth to our total new software licenses and cloud software subscriptions revenues during fiscal 2012. As described above, the amount of new software licenses and cloud software subscriptions revenues that we recognized in fiscal 2012 was affected by business combination accounting rules.

In reported currency, new software licenses and cloud software subscriptions revenues earned from transactions of $3 million or greater increased by 4% in fiscal 2012 and represented 27% of our new software licenses and cloud software subscriptions revenues in fiscal 2012 in comparison to 28% in fiscal 2011.

Excluding the effect of currency rate fluctuations, our total new software licenses and cloud software subscriptions expenses increased in fiscal 2012 primarily due to higher employee related expenses from increased headcount.

Excluding the effect of unfavorable foreign currency rate fluctuations, new software licenses and cloud software subscriptions total margin increased due to the increase in revenues, and new software licenses and cloud software subscriptions margin as a percentage of revenues was flat as our revenues increased at the same rate as our operating expenses.

Software License Updates and Product Support:    Software license updates grant customers rights to unspecified software product upgrades and maintenance releases and patches released during the support period. Product support includes internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support line of business include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support contracts and customer relationships obtained from acquisitions.

(Dollars in millions)	Year Ended May 31,
		Percent Change		2012	Percent Change
	2013	Actual	Constant		Actual	Constant	2011
Software License Updates and Product Support Revenues:
Americas	$9,322	7%	8%	$8,672	9%	9%	$7,963
EMEA	5,363	3%	7%	5,194	8%	8%	4,802
Asia Pacific	2,457	5%	9%	2,344	15%	12%	2,031

Total revenues	17,142	6%	8%	16,210	10%	9%	14,796
Expenses:
Software license updates and product support(1)	1,155	-4%	-2%	1,208	-3%	-3%	1,250
Stock-based compensation	20	12%	12%	18	27%	27%	14
Amortization of intangible assets(2)	836	-3%	-3%	863	4%	4%	827

Total expenses	2,011	-4%	-2%	2,089	0%	0%	2,091

Total Margin	$15,131	7%	10%	$14,121	11%	11%	$12,705

Total Margin %	88%			87%			86%
% Revenues by Geography:
Americas	55%			54%			54%
EMEA	31%			32%			32%
Asia Pacific	14%			14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of unfavorable currency rate fluctuations, software license updates and product support revenues increased in fiscal 2013 as a result of new software licenses sold (with substantially all customers electing to purchase software support contracts) during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal in the current fiscal year and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 29% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues.

In reported currency, software license updates and product support revenues in fiscal 2013 included incremental revenues of $49 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $14 million, $48 million and $80 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2013, 2012 and 2011, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the respective support periods, the substantial majority of which are one year in duration.

Excluding the effect of favorable foreign currency rate fluctuations, total software license updates and product support expenses decreased primarily due to lower amortization of intangible assets, a reduction in certain non-income based taxes, lower bad debt expenses, and lower variable compensation expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased as our total revenues for this segment increased while our total expenses decreased.

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2012 for similar reasons as those noted above for our fiscal 2013 revenues increase.

In reported currency, software license updates and product support revenues in fiscal 2012 included incremental revenues of $83 million from our recently acquired companies. As described above, the amounts of software license updates and product support revenues that we recognized in fiscal 2012 and fiscal 2011 were affected by business combination accounting rules.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses were flat in fiscal 2012 as an increase in intangible asset amortization and increased salaries expenses from increased headcount were offset by reductions in variable compensation expenses, bad debt expenses and certain other operating expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of total revenues increased in fiscal 2012 as our total revenues increased while our total expenses remained flat.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our computer server, storage and networking products, including sales of our Oracle Engineered Systems. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Year Ended May 31,
		Percent Change		2012	Percent Change
(Dollars in millions)	2013	Actual	Constant		Actual	Constant	2011
Hardware Systems Products Revenues:
Americas	$1,495	-20%	-20%	$1,880	-16%	-16%	$2,248
EMEA	842	-26%	-23%	1,140	-15%	-16%	1,337
Asia Pacific	696	-14%	-12%	807	1%	-3%	797

Total revenues	3,033	-21%	-19%	3,827	-13%	-14%	4,382
Expenses:
Hardware systems products(1)	1,498	-19%	-17%	1,842	-10%	-10%	2,055
Sales and marketing(1)	929	-16%	-14%	1,106	7%	6%	1,037
Stock-based compensation	8	211%	211%	3	-57%	-57%	5
Amortization of intangible assets(2)	327	-17%	-17%	393	-8%	-8%	426

Total expenses	2,762	-17%	-16%	3,344	-5%	-5%	3,523

Total Margin	$271	-44%	-42%	$483	-44%	-46%	$859

Total Margin %	9%			13%			20%
% Revenues by Geography:
Americas	49%			49%			51%
EMEA	28%			30%			31%
Asia Pacific	23%			21%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, hardware systems products revenues decreased in fiscal 2013 primarily due to reductions in the sales volumes of certain of our legacy product lines, including lower margin products. These revenue decreases were partially offset by increases in hardware revenues attributable to our Oracle Engineered Systems.

On a constant currency basis, total hardware systems products operating expenses declined in fiscal 2013 primarily due to a reduction in hardware systems products costs associated with lower hardware revenues, a decrease in employee related expenses due to decreased hardware systems sales headcount, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of revenues decreased in fiscal 2013 as our total revenues for this segment decreased at a faster rate than our total expenses.

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of currency rate fluctuations, hardware systems products revenues decreased in fiscal 2012 for similar reasons as those noted above for our fiscal 2013 revenues decrease.

Excluding the effect of currency rate fluctuations, total hardware systems products operating expenses declined in fiscal 2012 primarily due to reductions in hardware systems products costs associated with lower revenues, lower intangible asset amortization, and decreases in bad debt expenses, which were partially offset by increased employee related expenses.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and total margin as a percentage of revenues decreased in fiscal 2012 primarily due to the decrease in hardware systems products revenues and increase in hardware sales and marketing expenses.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Expenses associated with our hardware systems support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets associated with hardware systems support contracts and customer relationships obtained from our acquisitions.

	Year Ended May 31,
		Percent Change		2012	Percent Change
(Dollars in millions)	2013	Actual	Constant		Actual	Constant	2011
Hardware Systems Support Revenues:
Americas	$1,109	-4%	-4%	$1,157	5%	5%	$1,103
EMEA	752	-14%	-10%	870	-13%	-14%	1,004
Asia Pacific	452	1%	4%	448	-2%	-5%	455

Total revenues	2,313	-7%	-4%	2,475	-3%	-4%	2,562
Expenses:
Hardware systems support(1)	885	-15%	-13%	1,041	-17%	-18%	1,254
Stock-based compensation	5	-3%	-3%	5	1%	1%	5
Amortization of intangible assets(2)	213	-30%	-30%	305	2%	2%	298

Total expenses	1,103	-18%	-17%	1,351	-13%	-14%	1,557

Total Margin	$1,210	8%	11%	$1,124	12%	10%	$1,005

Total Margin %	52%			45%			39%
% Revenues by Geography:
Americas	48%			47%			43%
EMEA	32%			35%			39%
Asia Pacific	20%			18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2013 Compared to Fiscal 2012:    Excluding the impact of currency rate fluctuations, hardware systems support revenues decreased in fiscal 2013 primarily due to reductions in sales volumes of certain of our legacy hardware systems product lines for which we offer our hardware systems support, partially offset by incremental revenues from our acquisitions.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $14 million, $30 million and $148 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in fiscal 2013, 2012 and

2011, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effect of currency rate fluctuations, total hardware systems support expenses decreased in fiscal 2013 primarily due to a reduction in employee related expenses attributable to decreased headcount, reduced service delivery costs due to operational initiatives, lower bad debt expenses, and lower amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in fiscal 2013 due to the reduction in our total hardware systems support expenses.

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of currency rate fluctuations, hardware systems support revenues decreased in fiscal 2012 for similar reasons as those noted above for our fiscal 2013 revenues decreases. Regionally, revenue decreases in the EMEA and Asia Pacific regions were partially offset by higher revenues in the Americas. As described above, the amounts of hardware systems support revenues that we recognized in fiscal 2012 and fiscal 2011 were affected by business combination accounting rules.

Excluding the effect of currency rate fluctuations, total hardware systems support expenses decreased in fiscal 2012 primarily due to the reduction of service delivery costs during fiscal 2012 resulting from our integration initiatives associated with our acquisition of Sun.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in fiscal 2012 as a result of our expense reductions for this segment.

Services Business

Our services business consists of consulting, managed cloud services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Managed cloud services revenues are earned by providing comprehensive software and hardware management and maintenance services—including deployment, management, monitoring, patching, security and upgrade services—for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to our customers to enable increased performance and higher availability of their products and services. Education revenues are earned by providing instructor-led, media-based, internet-based and custom training in the use of our software and hardware products. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Services Revenues:
Americas	$2,328	-4%	-3%	$2,420	2%	2%	$2,376
EMEA	1,242	-16%	-12%	1,473	-1%	-1%	1,493
Asia Pacific	801	-1%	4%	810	4%	3%	778

Total revenues	4,371	-7%	-5%	4,703	1%	1%	4,647
Expenses:
Services(1)	3,516	-5%	-3%	3,720	-2%	-2%	3,802
Stock-based compensation	31	36%	36%	23	39%	39%	16
Amortization of intangible assets(2)	23	-52%	-52%	47	-27%	-27%	66

Total expenses	3,570	-6%	-3%	3,790	-2%	-2%	3,884

Total Margin	$801	-12%	-10%	$913	20%	19%	$763

Total Margin %	18%			19%			16%
% Revenues by Geography:
Americas	53%			52%			51%
EMEA	29%			31%			32%
Asia Pacific	18%			17%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of currency rate fluctuations, our total services revenues decreased in fiscal 2013 due to revenue decreases in each of our services segments. The largest services revenues decrease in fiscal 2013 was to our consulting segment’s revenues, which were primarily impacted by weaker demand in EMEA due to weaker economic conditions and which also experienced higher revenues in the Asia Pacific region.

Excluding the effect of currency rate fluctuations, total services expenses decreased during fiscal 2013 primarily due to expense decreases across all of our services segments, which consisted primarily of decreases in external contractor costs, lower variable compensation expenses, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total services margin and total margin as a percentage of revenues decreased during fiscal 2013 as our total services revenues declined at a faster rate than our total services expenses.

Fiscal 2012 Compared to Fiscal 2011:    Excluding the effect of currency rate fluctuations, our services revenues increased modestly in fiscal 2012 due to increased revenues from our consulting and managed cloud services segments including incremental contributions from our recently acquired companies, which were partially offset by decreases in our education revenues.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Research and development(1)	$4,498	6%	8%	$4,228	-1%	-1%	$4,288
Stock-based compensation	352	19%	19%	295	28%	28%	231

Total expenses	$4,850	7%	8%	$4,523	0%	1%	$4,519

% of Total Revenues	13%			12%			13%

(1)	Excluding stock-based compensation

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, total research and development expenses increased during fiscal 2013 primarily due to an increase in employee related expenses including salaries, benefits and stock-based compensation from increased headcount, and was partially offset by lower variable compensation expenses.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
General and administrative(1)	$908	-6%	-4%	$964	17%	17%	$825
Stock-based compensation	164	2%	2%	162	12%	12%	145

Total expenses	$1,072	-5%	-3%	$1,126	16%	16%	$970

% of Total Revenues	3%			3%			3%

(1)	Excluding stock-based compensation

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, total general and administrative expenses decreased in fiscal 2013 primarily due to a decrease in professional fees and lower variable compensation expenses, partially offset by slightly higher salaries and benefits expenses due to a modest increase in headcount.

Fiscal 2012 Compared to Fiscal 2011:    On a constant currency basis, total general and administrative expenses increased in fiscal 2012 primarily as a result of a fiscal 2011 $120 million benefit from the recovery of certain legal costs, which reduced our expenses in fiscal 2011.

Amortization of Intangible Assets:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Software support agreements and related relationships	$582	-1%	-1%	$585	3%	3%	$570
Hardware systems support agreements and related relationships	121	2%	2%	119	1%	1%	118
Developed technology	826	-11%	-11%	923	-7%	-7%	992
Core technology	329	-2%	-2%	337	9%	9%	308
Customer relationships and contract backlog	350	-5%	-5%	370	2%	2%	363
Cloud software subscriptions and related relationships	113	242%	242%	33	267%	267%	9
Trademarks	64	2%	2%	63	-7%	-7%	68

Total amortization of intangible assets	$2,385	-2%	-2%	$2,430	0%	0%	$2,428

Fiscal 2013 Compared to Fiscal 2012:    Amortization of intangible assets decreased modestly during fiscal 2013 as certain of our intangible assets pertaining to our acquisitions of Sun and certain other companies became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we recently acquired in connection with our acquisitions, including our acquisitions of Acme Packet in fiscal 2013, and RightNow and Taleo in fiscal 2012, among others. Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report has additional information regarding our intangible assets and related amortization.

Fiscal 2012 Compared to Fiscal 2011:    Amortization of intangible assets in fiscal 2012 in comparison to fiscal 2011 was flat as additional amortization from intangible assets that we acquired from our acquisitions of RightNow and Taleo in fiscal 2012 and from our acquisitions of ATG and Phase Forward in fiscal 2011, among others, were offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and changes in fair value of contingent consideration payable (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report) and certain other operating items, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Transitional and other employee related costs	$27	6%	9%	$25	-81%	-81%	$129
Stock-based compensation	33	1%	1%	33	254%	254%	10
Professional fees and other, net	(276)	-2,314%	-2,216%	13	-81%	-83%	66
Business combination adjustments, net	(388)	-2,543%	-2,426%	(15)	-499%	-515%	3

Total acquisition related and other expenses	$(604)	-1,183%	-1,200%	$56	-73%	-74%	$208

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, the decrease in our acquisition related and other expenses in fiscal 2013 was primarily due to a business combination benefit related to the change in fair value of contingent consideration payable, which resulted in a net benefit of $387 million in fiscal 2013 (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report), and a $306 million benefit in fiscal 2013 that we recorded to professional fees and other, net related to certain litigation (see Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report).

Fiscal 2012 Compared to Fiscal 2011:    On a constant currency basis, the decrease in acquisition related and other expenses during fiscal 2012 was primarily due to lower transitional employee related costs and professional services expenses in comparison to those that were incurred in fiscal 2011 (primarily related to our acquisition of Sun), and was also due to a benefit from a business combination related legal settlement, which reduced our fiscal 2012 expenses. These expense reductions were partially offset by an increase in stock-based compensation expenses associated with our recent acquisitions and expenses associated with the change in fair value of contingent consideration payable during fiscal 2012.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Restructuring expenses	$352	19%	23%	$295	-40%	-40%	$487

Fiscal 2013 Compared to Fiscal 2012:    Restructuring expenses in fiscal 2013 primarily related to our 2013 Restructuring Plan, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our operations. We amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 to reflect additional actions that we expect to take to improve efficiencies in our operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $420 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately $95 million as of May 31, 2013. The majority of the remaining costs are expected to be incurred through fiscal 2014. Our estimated costs may be subject to change in future periods.

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

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Interest expense	$797	4%	4%	$766	-5%	-5%	$808

Fiscal 2013 Compared to Fiscal 2012:    Interest expense increased in fiscal 2013 due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in October 2012, partially offset by the maturity and repayment of $1.25 billion of senior notes in April 2013 (see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Interest income	$237	3%	7%	$231	42%	45%	$163
Foreign currency (losses) gains, net	(162)	54%	51%	(105)	-1,041%	-1,112%	11
Noncontrolling interests in income	(112)	-6%	-4%	(119)	23%	25%	(97)
Other income, net	48	220%	225%	15	-86%	-86%	109

Total non-operating income, net	$11	-49%	4%	$22	-88%	-83%	$186

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, our non-operating income, net decreased in fiscal 2013 primarily due to an increase in foreign currency transaction losses, net, that included a loss relating to our Venezuelan subsidiary’s operations. During our third quarter of fiscal 2013, the Venezuelan government devalued its currency and we recognized a $64 million foreign currency loss as a result of the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future including additional foreign currency losses related to our Venezuelan subsidiary if the Venezuelan government further devalues the Venezuelan currency, the amounts and timing of which are uncertain. This decrease in non-operating income, net was partially offset by an increase in other income, net during fiscal 2013, which was primarily due to gains from our marketable securities that we designated as trading that were held to support our deferred compensation plan obligations.

Fiscal 2012 Compared to Fiscal 2011:    On a constant currency basis, our non-operating income, net decreased in fiscal 2012 primarily as a result of net foreign currency transaction losses incurred in fiscal 2012 in comparison to net foreign currency transaction gains incurred in fiscal 2011. In addition, we incurred a decrease in other income, net, during fiscal 2012 which was attributable to net gains that we recorded in fiscal 2011 due to favorable changes in the values of our marketable securities that we classified as trading that were held to support our deferred compensation plan obligations. These unfavorable variations to non-operating income, net in fiscal 2012 were partially offset by increases in interest income during fiscal 2012 due to larger average cash, cash equivalents and marketable securities balances in comparison to fiscal 2011.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	Actual	Constant	2011
Provision for income taxes	$2,973	0%	3%	$2,981	4%	4%	$2,864
Effective tax rate	21.4%			23.0%			25.1%

Fiscal 2013 Compared to Fiscal 2012:    Provision for income taxes in fiscal 2013 decreased slightly due to acquisition related items, the retroactive extension of the U.S. research and development credit, offset by higher income before provision for income taxes.

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

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2013	Change	2012	Change	2011
Working capital	$28,820	17%	$24,635	-1%	$24,982
Cash, cash equivalents and marketable securities	$32,216	5%	$30,676	6%	$28,848

Working capital:    The increase in working capital as of May 31, 2013 in comparison to May 31, 2012 was primarily due to our issuance of $5.0 billion of senior notes in October 2012, the favorable impact to our net current assets resulting from our net income during fiscal 2013, and, to a lesser extent, cash proceeds from stock option exercises. This increase was partially offset by cash used for repurchases of our common stock (we used $11.0 billion of cash for common stock repurchases during fiscal 2013), cash used to pay dividends to our stockholders, and cash used for acquisitions. Our working capital may be impacted by some of the aforementioned factors in future periods, the amounts and timing of which are variable.

The decrease in working capital as of May 31, 2012 in comparison to May 31, 2011 was primarily due to an increase in our stock repurchases during fiscal 2012 in comparison to fiscal 2011, the reclassification of $1.25 billion of our senior notes due April 2013 as a current liability, cash used for acquisitions and cash used to pay dividends to our stockholders. These decreases to working capital were almost entirely offset by the favorable impact to our net current assets resulting from our net income during fiscal 2012.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2013 in comparison to May 31, 2012 was due to an increase in cash generated from our operating activities, our issuance of $5.0 billion of senior notes in October 2012, and to a lesser extent, cash proceeds from fiscal 2013 stock option exercises. This increase was partially offset by $11.0 billion of repurchases of our common stock, $3.3 billion of net cash paid for acquisitions, the repayments of $1.7 billion of short-term borrowings pursuant to our expired revolving credit facilities, the repayment of $1.25 billion of senior notes which matured in April 2013, and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $28.2 billion held by our foreign subsidiaries as of May 31, 2013. We consider $26.2 billion of our undistributed earnings as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these undistributed earnings would be approximately $8.0 billion as of May 31, 2013 should the amounts be repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive (loss) income in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar strengthened against certain major international currencies during fiscal 2013, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of May 31, 2013 relative to what we would have reported using constant currency rates from our May 31, 2012 balance sheet date.

The increase in cash, cash equivalents and marketable securities at May 31, 2012 in comparison to May 31, 2011 was primarily due to an increase in cash generated from our operating activities and our short-term borrowings of $1.7 billion made pursuant to a revolving credit agreement, which expired in fiscal 2013. These increases in cash, cash equivalents and marketable securities were partially offset by our June 2011 repayment of $1.15 billion of short-term borrowings pursuant to certain expired revolving credit facilities, $255 million of cash used to repay RightNow’s legacy convertible notes after the closing of the acquisition, the use of $4.7 billion of net cash for acquisitions, the repurchases of our common stock and the payment of cash dividends to our stockholders. Additionally, cash, cash equivalents and marketable securities balances decreased as of May 31, 2012 in comparison to May 31, 2011 due to the general strengthening of the U.S. Dollar in comparison to certain major international currencies during fiscal 2012.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 50 days at May 31, 2013 compared with 53 days at May 31, 2012. The days sales outstanding calculation excluded the impact of revenue adjustments that reduced our acquired cloud software subscriptions obligations, software license updates and product support obligations and hardware systems support obligations to fair value.

	Year Ended May 31,
(Dollars in millions)	2013	Change	2012	Change	2011
Net cash provided by operating activities	$14,224	3%	$13,743	23%	$11,214
Net cash used for investing activities	$(5,956)	-29%	$(8,381)	38%	$(6,081)
Net cash (used for) provided by financing activities	$(8,500)	39%	$(6,099)	1,282%	$516

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

Fiscal 2013 Compared to Fiscal 2012:    Net cash provided by operating activities increased in fiscal 2013 in comparison to fiscal 2012 primarily due to cash favorable impacts of increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation during fiscal 2013 in comparison to fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011:    Net cash provided by operating activities increased in fiscal 2012 primarily due to increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation, an increase in cash from the collection of trade receivables, an increase in cash received that relates to our deferred revenue balances, a decrease in cash used to pay income tax obligations and certain other net cash favorable working capital movements, in each case during fiscal 2012 in comparison to fiscal 2011. These cash favorable movements in fiscal 2012 in comparison to fiscal 2011 were partially offset by an increase in cash used to pay compensation liabilities in fiscal 2012 such as commissions and bonuses.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Fiscal 2013 Compared to Fiscal 2012:    Net cash used for investing activities decreased in fiscal 2013 primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and a decrease in cash used for acquisitions, net of cash acquired, in each case during fiscal 2013 in comparison to fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011:    Net cash used for investing activities increased in fiscal 2012 due to an increase in cash used for acquisitions, net of cash acquired, and an increase in capital expenditures, partially offset by a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities), in each case during fiscal 2012 in comparison to fiscal 2011.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and payments under debt facilities as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Fiscal 2013 Compared to Fiscal 2012:    Net cash used for financing activities in fiscal 2013 increased in comparison to fiscal 2012 primarily due to an increase in our common stock repurchases (we used $11.0 billion of cash for common stock repurchases during fiscal 2013 in comparison to $5.9 billion in fiscal 2012) and an increase in repayments of borrowings (we repaid $3.0 billion of borrowings pursuant to senior notes maturities and certain expired revolving credit facilities in fiscal 2013 in comparison to the repayments of $1.4 billion of short-term borrowings from expired revolving credit facilities, and legacy convertible notes assumed from RightNow in fiscal 2012), partially offset by our issuance of $5.0 billion of senior notes in October 2012, an increase in proceeds from stock option exercises and certain other financing activity cash flow increases, net.

Fiscal 2012 Compared to Fiscal 2011:    We used net cash for financing activities in fiscal 2012 of $6.1 billion in comparison to net cash provided by financing activities in fiscal 2011 of $516 million primarily due to our increase in common stock repurchases, a reduction in the amount of debt that we issued, and a decrease in proceeds from stock option exercises, in each case during fiscal 2012 in comparison to fiscal 2011. These unfavorable impacts to our financing cash flows during fiscal 2012 in comparison to fiscal 2011 were partially offset by a decrease in cash used for debt related repayments during fiscal 2012.

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

	Year Ended May 31,
(Dollars in millions)	2013	Change	2012	Change	2011
Net cash provided by operating activities	$14,224	3%	$13,743	23%	$11,214
Capital expenditures(1)	(650)	0%	(648)	44%	(450)

Free cash flow	$13,574	4%	$13,095	22%	$10,764

Net income	$10,925		$9,981		$8,547

Free cash flow as percent of net income	124%		131%		126%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $1.8 billion, $1.6 billion and $1.5 billion, respectively, or approximately 18% of our new software licenses and cloud software subscriptions revenues in fiscal 2013 and 16%, of our new software licenses and cloud software subscriptions revenues in each of fiscal 2012 and 2011, and $161 million, $134 million and $117 million, respectively, or approximately 5%, of our hardware systems products revenues in fiscal 2013 and 3% of our hardware systems products revenues in each of fiscal 2012 and 2011.

Recent Financing Activities:

Commercial Paper Notes:    On April 22, 2013, pursuant to our existing $3.0 billion commercial paper program which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws, we entered into new dealer agreements with various banks and a new Issuing and Paying Agency Agreement with JP Morgan Chase Bank, N.A. As of May 31, 2013 and 2012, we did not have any commercial paper notes outstanding. We intend to back-stop any commercial paper notes that we may issue with our 2013 Credit Agreement (see additional details below). Additional details regarding our commercial paper program are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Revolving Credit Agreements:    In April 2013, we entered into a $3.0 billion Revolving Credit Agreement with Wells Fargo Bank, N.A., Bank of America, N.A., BNP Paribas, JPMorgan Chase Bank, N.A. and certain other lenders (the 2013 Credit Agreement). The 2013 Credit Agreement provides for an unsecured 5-year revolving credit facility to be used for general corporate purposes including back-stopping any commercial paper notes that we may issue. Subject to certain conditions stated in the 2013 Credit Agreement, we may borrow, prepay and re-borrow amounts under the 2013 Credit Agreement at any time during the term of the 2013 Credit Agreement. Interest under the 2013 Credit Agreement is based on either (a) a LIBOR-based formula or (b) the Base Rate formula, each as set forth in the 2013 Credit Agreement. Any amounts drawn pursuant to the 2013 Credit Agreement are due on April 20, 2018. No amounts were outstanding pursuant to the 2013 Credit Agreement as of May 31, 2013.

The 2013 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45% on a consolidated basis. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2013 Credit Agreement may be declared immediately due and payable and the 2013 Credit Agreement may be terminated. We were in compliance with the 2013 Credit Agreement’s covenants as of May 31, 2013.

On July 2, 2012, our revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement) to borrow $1.7 billion was repaid in full and the 2012 Credit Agreement expired pursuant to its terms.

Senior Notes:    As of May 31, 2013, we had $18.5 billion of senior notes outstanding ($14.8 billion outstanding as of May 31, 2012). In April 2013, our 4.95% fixed rate senior notes for $1.25 billion matured and were repaid. In October 2012, we issued

$5.0 billion of fixed rate senior notes comprised of $2.5 billion of 1.20% notes due October 2017 and $2.5 billion of 2.50% notes due October 2022. We issued these senior notes for general corporate purposes, which may include stock repurchases, future acquisitions and repayment of indebtedness. Additional details regarding these senior notes and all other borrowings are included in the “Contractual Obligations” section below and in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Cash Dividends:    During fiscal 2013, our Board of Directors declared and paid cash dividends in the aggregate of $0.30 per share of outstanding common stock, which included an accelerated cash dividend of $0.18 per share of outstanding common stock paid on December 21, 2012. This accelerated cash dividend was intended by our Board of Directors to be in lieu of quarterly dividends that we would have otherwise announced with our earnings results for the second, third and fourth quarters of fiscal 2013, and that would have been paid in calendar year 2013. During fiscal 2012, we declared and paid cash dividends totaling $0.24 per share of outstanding common stock.

In June 2013, our Board of Directors declared a quarterly cash dividend of $0.12 per share of outstanding common stock. This $0.12 per share cash dividend was an increase of $0.06 per share over the last regular quarterly cash dividend of $0.06 per share of outstanding common stock paid on November 2, 2012 and was declared earlier than the Board of Directors had previously planned. The $0.12 per share cash dividend is payable on August 2, 2013 to stockholders of record as of the close of business on July 12, 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. On June 20, 2013, we announced that our Board of Directors approved a further expansion by an additional $12.0 billion. As of May 31, 2013, approximately $2.1 billion remained available for stock repurchases under the stock repurchase program prior to the additional amount authorized in June 2013. We repurchased 346.1 million shares for $11.0 billion, 207.3 million shares for $6.0 billion and 40.4 million shares for $1.2 billion in fiscal 2013, 2012 and 2011, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations (described further below), our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of certain of our contractual obligations as of May 31, 2013:

		Year Ending May 31,
(Dollars in millions)	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments on borrowings(1)	$18,500	$—	$1,500	$2,000	$—	$5,000	$10,000
Interest payments on borrowings(1)	10,060	770	759	748	643	628	6,512
Operating leases(2)	1,406	358	293	230	170	117	238
Purchase obligations and other(3)	806	763	26	4	1	1	11

Total contractual obligations	$30,772	$1,891	$2,578	$2,982	$814	$5,746	$16,761

(1)	Our total borrowings consisted of the following as of May 31, 2013 (dollars in millions):

Amount
3.75% senior notes due July 2014, net of fair value adjustment of $41	$1,541
5.25% senior notes due January 2016, net of discount of $3	1,997
1.20% senior notes due October 2017, net of discount of $3	2,497
5.75% senior notes due April 2018, net of discount of $1	2,499
5.00% senior notes due July 2019, net of discount of $4	1,746
3.875% senior notes due July 2020, net of discount of $2	998
2.50% senior notes due October 2022, net of discount of $2	2,498
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $7	1,243
5.375% senior notes due July 2040, net of discount of $24	2,226

Total borrowings	$18,493

We have entered into certain interest rate swap agreements related to our July 2014 senior notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on the July 2014 senior notes presented in the contractual obligations table above have been estimated using an interest rate of 1.34%, which represented our effective interest rate as of May 31, 2013 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair value of our debt associated with the interest rate risk that we are hedging pursuant to these agreements were included in notes payable and other non-current borrowings in our consolidated balance sheet and have been included in the above table of borrowings.

(2)	Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $158 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring in our consolidated balance sheet at May 31, 2013.

(3)	Primarily represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual hardware components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts presented above as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2013, we had $4.3 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We have reached certain settlement agreements with relevant tax authorities to pay approximately $15 million of these liabilities. Although it remains unclear as to when payments pursuant to these agreements will be made, some or all may be made in fiscal 2014. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized income tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2014.

Subsequent to fiscal 2013, we agreed to acquire a company for an amount that is not material to our business. We expect to close the acquisition within the next twelve months.

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

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the high technology industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a consistent manner as our revenues (in particular, our new software licenses and cloud software subscriptions segment) as certain expenses within our cost structure are relatively fixed in the short-term. We expect these trends to continue in fiscal 2014.

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

	Fiscal 2013 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$8,181	$9,094	$8,958	$10,947
Gross profit	$6,289	$7,187	$7,110	$8,969
Operating income	$2,879	$3,471	$3,334	$5,000
Net income	$2,034	$2,581	$2,504	$3,807
Earnings per share—basic	$0.42	$0.54	$0.53	$0.81
Earnings per share—diluted	$0.41	$0.53	$0.52	$0.80

	Fiscal 2012 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31
Revenues	$8,374	$8,792	$9,039	$10,916
Gross profit	$6,339	$6,792	$7,088	$8,853
Operating income	$2,683	$3,111	$3,317	$4,596
Net income	$1,840	$2,192	$2,498	$3,451
Earnings per share—basic	$0.36	$0.43	$0.50	$0.70
Earnings per share—diluted	$0.36	$0.43	$0.49	$0.69

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2010 has been a weighted average annualized rate of 2.0% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at May 31, 2013, which generally have a 10-year exercise period, less than 2% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2013, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 9.6%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2010 through May 31, 2013 is summarized as follows (shares in millions):

Stock options and restricted stock-based awards outstanding at May 31, 2010	356
Stock options granted	341
Stock options and restricted stock-based awards assumed	23
Stock options exercised and restricted stock-based awards vested	(204)
Forfeitures, cancellations and other, net	(68)

Stock options and restricted stock-based awards outstanding at May 31, 2013	448

Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations	99
Weighted average annualized stock repurchases	(198)
Shares outstanding at May 31, 2013	4,646
Basic weighted average shares outstanding from June 1, 2010 through May 31, 2013	4,944
Stock options and restricted stock-based awards outstanding as a percent of shares outstanding at May 31, 2013	9.6%
In the money stock options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at May 31, 2013	9.5%
Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2010 through May 31, 2013	2.0%
Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2010 through May 31, 2013	-2.0%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and money market investments are generally held with large, diverse financial institutions worldwide, which we believe mitigates certain risks. In addition, we purchase high quality debt security investments, approximately 91% of which have maturity dates within one year of May 31, 2013 (see a description of our debt securities held in Notes 3 and 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). Therefore, interest rate movements generally do not materially affect the valuation of our debt security investments. Substantially all of our marketable securities are designated as available-for-sale. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2013, total interest income was $237 million with our investments yielding an average 0.71% on a worldwide basis. The table below presents the approximate fair values of our cash, cash equivalent and marketable securities and the related weighted average interest rates for our investment portfolio at May 31, 2013 and 2012.

	May 31,
	2013		2012
(Dollars in millions)	Fair Value	Weighted Average Interest Rate	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$14,613	0.50%	$14,955	0.61%
Marketable securities	17,603	0.88%	15,721	0.80%

Total cash, cash equivalents and marketable securities	$32,216	0.71%	$30,676	0.71%

Interest Expense Risk

Our total borrowings were $18.5 billion as of May 31, 2013, all of which were fixed rate borrowings. Future changes in interest rates and resulting changes in estimated fair values of our borrowings other than our senior notes due July 2014 (2014 Notes) would not impact the interest expense we recognize in our consolidated statements of operations. We have entered into certain fixed to variable interest rate swap agreements to manage the interest rate and related fair value of our 2014 Notes so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. We do not use these interest rate swap arrangements or our fixed rate borrowings for trading purposes. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our 2014 Notes due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements for the swap agreements, which occur at the same interval as those per the 2014 Notes, are recorded as interest expense.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. Our 2014 Notes had an effective interest rate of 1.34% as of May 31, 2013, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2013, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $15 million as it relates to our fixed to variable interest rate swap agreements.

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

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for a net unrealized gain position and other current liabilities for a net unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating income, net for both realized and unrealized gains and losses.

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of both May 31, 2013 and 2012, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.0 billion. As of May 31, 2013 and 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.1 billion and $873 million, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2013 and 2012. Net foreign exchange transaction (losses) gains included in non-operating income, net in the accompanying consolidated statements of operations were $(162) million, $(105) million and $11 million in fiscal 2013, 2012 and 2011, respectively. Included in the net foreign exchange transaction losses for fiscal 2013 were foreign currency losses relating to our Venezuelan subsidiary’s operations, which are more thoroughly described under “Non-Operating Income, net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are uncertain.

Foreign Currency Translation Risk

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive (loss) income on our consolidated balance sheet and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). Periodically, we may hedge net assets of certain international subsidiaries from foreign currency exposure.

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2013, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of May 31, 2013 decreased relative to what we would have reported using a constant currency rate as of May 31, 2012. As reported in our consolidated statements of cash flows, the estimated effect of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2013, 2012 and 2011 was a (decrease) increase of $(110) million, $(471) million and $600 million, respectively. The following table includes estimates of the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies as of May 31, 2013:

(in millions)	U.S. Dollar Equivalent at May 31, 2013
Euro	$1,409
Chinese Renminbi	1,041
Indian Rupee	1,015
Australian Dollar	681
Japanese Yen	428
South African Rand	309
British Pound	259
Canadian Dollar	233
Other foreign currencies	1,784

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$7,159

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would decrease by approximately $716 million, assuming constant foreign currency cash, cash equivalent and marketable securities balances.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer and our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and President and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and our President and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2013. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and President and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.

Oracle has a robust economic sanctions and export controls program designed to ensure compliance with U.S. and other applicable export laws and regulations by Oracle and its resellers, distributors and customers. As part of our ongoing efforts to monitor and review transactions to ensure the effectiveness of our trade compliance program, we discovered the two (2) matters described below which occurred during fiscal 2013.

We recently identified an order placed in February 2013 for $1,541.05 for one of our database software products by a non-U.S. third party reseller through a non-U.S. third party partner on behalf of an entity that is an overseas branch location (outside of Iran) of a financial institution owned or controlled by the Government of Iran that has been designated pursuant to Executive Order 13224. Our software was included as part of an overall banking software solution being licensed from the non-U.S. reseller to this entity, and the Oracle software constituted a very small component – approximately 2% of the cost – of the overall solution. To our knowledge, no employees of Oracle had any contact with this entity during fiscal 2013. Upon learning of this order and verifying the identity of this entity, we deactivated this entity in our ordering systems and terminated all business activities involving this entity. Oracle does not intend to continue this activity or to knowingly permit any activities with this entity in the future. We have implemented additional measures designed to prevent such activity from recurring. We are unable to calculate the net profits attributable to this activity, but such net profits would be less than the revenues.

We also identified a transaction for $5,516.52 between Oracle and the United Arab Emirates office of an insurance company owned or controlled by the Government of Iran. In March 2013, this entity renewed its support contract for our database and middleware software products that this entity had licensed through various non-U.S. third party partners and resellers prior to the date such entity was formally designated as owned or controlled by the Government of Iran. No employees of Oracle provided any customer support services to this entity during fiscal 2013. Upon learning of this support renewal, we terminated the support contract, deactivated this entity in our ordering systems and terminated all business activities involving this entity. Oracle does not intend to continue this activity or to knowingly permit any activities with this entity in the future. We have implemented additional measures designed to prevent such activity from recurring. We are unable to calculate the net profits attributable to this activity, but such net profits would be less than the revenues.

We have made voluntary disclosure of these matters to the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury and intend to cooperate fully with OFAC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings—Committee Memberships During Fiscal 2013,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2013 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation,” and “Executive Compensation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2013 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information”.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2013 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons”.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2013 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm”.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements are filed as a part of this report:

      2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this report:

Page
Schedule II. Valuation and Qualifying Accounts	121

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 26, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 26, 2013

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2013 of Oracle Corporation and our report dated June 26, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 26, 2013

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2013 and 2012

	May 31,
(in millions, except per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,613	$14,955
Marketable securities	17,603	15,721
Trade receivables, net of allowances for doubtful accounts of $296 and $323 as of May 31, 2013 and 2012, respectively	6,049	6,377
Inventories	240	158
Deferred tax assets	974	877
Prepaid expenses and other current assets	2,213	1,935

Total current assets	41,692	40,023

Non-current assets:
Property, plant and equipment, net	3,053	3,021
Intangible assets, net	6,640	7,899
Goodwill	27,343	25,119
Deferred tax assets	766	595
Other assets	2,318	1,670

Total non-current assets	40,120	38,304

Total assets	$81,812	$78,327

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$—	$2,950
Accounts payable	419	438
Accrued compensation and related benefits	1,851	2,002
Income taxes payable	911	528
Deferred revenues	7,118	7,035
Other current liabilities	2,573	2,435

Total current liabilities	12,872	15,388

Non-current liabilities:
Notes payable and other non-current borrowings	18,494	13,524
Income taxes payable	3,899	3,759
Other non-current liabilities	1,402	1,569

Total non-current liabilities	23,795	18,852

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,646 shares and 4,905 shares as of May 31, 2013 and 2012, respectively	18,893	17,489
Retained earnings	25,854	26,087
Accumulated other comprehensive (loss) income	(99)	112

Total Oracle Corporation stockholders’ equity	44,648	43,688
Noncontrolling interests	497	399

Total equity	45,145	44,087

Total liabilities and equity	$81,812	$78,327

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2013, 2012 and 2011

	Year Ended May 31,
(in millions, except per share data)	2013	2012	2011
Revenues:
New software licenses and cloud software subscriptions	$10,321	$9,906	$9,235
Software license updates and product support	17,142	16,210	14,796

Software revenues	27,463	26,116	24,031
Hardware systems products	3,033	3,827	4,382
Hardware systems support	2,313	2,475	2,562

Hardware systems revenues	5,346	6,302	6,944
Services revenues	4,371	4,703	4,647

Total revenues	37,180	37,121	35,622

Operating expenses:
Sales and marketing(1)	7,328	7,127	6,579
Software license updates and product support(1)	1,175	1,226	1,264
Hardware systems products(1)	1,501	1,843	2,057
Hardware systems support(1)	890	1,046	1,259
Services(1)	3,547	3,743	3,818
Research and development	4,850	4,523	4,519
General and administrative	1,072	1,126	970
Amortization of intangible assets	2,385	2,430	2,428
Acquisition related and other	(604)	56	208
Restructuring	352	295	487

Total operating expenses	22,496	23,415	23,589

Operating income	14,684	13,706	12,033
Interest expense	(797)	(766)	(808)
Non-operating income, net	11	22	186

Income before provision for income taxes	13,898	12,962	11,411
Provision for income taxes	2,973	2,981	2,864

Net income	$10,925	$9,981	$8,547

Earnings per share:
Basic	$2.29	$1.99	$1.69

Diluted	$2.26	$1.96	$1.67

Weighted average common shares outstanding:
Basic	4,769	5,015	5,048

Diluted	4,844	5,095	5,128

Dividends declared per common share	$0.30	$0.24	$0.21

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2013, 2012 and 2011

	Year Ended May 31,
(in millions)	2013	2012	2011
Net income	$10,925	$9,981	$8,547
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(123)	(398)	480
Net unrealized (losses) gains on defined benefit plans	(68)	(102)	32
Net unrealized (losses) gains on marketable securities	(20)	70	26

Total other comprehensive (loss) income, net	(211)	(430)	538

Comprehensive income	$10,714	$9,551	$9,085

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2013, 2012 and 2011

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Oracle Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number of Shares	Amount
Balances as of May 31, 2010	5,026	$14,648	$16,146	$4	$30,798	$401	$31,199
Common stock issued under stock-based compensation plans	78	1,281	—	—	1,281	—	1,281
Common stock issued under stock purchase plans	4	95	—	—	95	—	95
Assumption of stock-based compensation plan awards in connection with acquisitions	—	17	—	—	17	—	17
Stock-based compensation	—	510	—	—	510	—	510
Repurchase of common stock	(40)	(121)	(1,051)	—	(1,172)	—	(1,172)
Cash dividends declared ($0.21 per share)	—	—	(1,061)	—	(1,061)	—	(1,061)
Tax benefit from stock plans	—	222	—	—	222	—	222
Other, net	—	1	—	—	1	1	2
Distributions to noncontrolling interests	—	—	—	—	—	(65)	(65)
Other comprehensive income, net	—	—	—	538	538	35	573
Net income	—	—	8,547	—	8,547	97	8,644

Balances as of May 31, 2011	5,068	16,653	22,581	542	39,776	469	40,245
Common stock issued under stock-based compensation plans	40	622	—	—	622	—	622
Common stock issued under stock purchase plans	4	111	—	—	111	—	111
Assumption of stock-based compensation plan awards in connection with acquisitions	—	29	—	—	29	—	29
Stock-based compensation	—	659	—	—	659	—	659
Repurchase of common stock	(207)	(698)	(5,270)	—	(5,968)	—	(5,968)
Cash dividends declared ($0.24 per share)	—	—	(1,205)	—	(1,205)	—	(1,205)
Tax benefit from stock plans	—	113	—	—	113	—	113
Other, net	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(163)	(163)
Other comprehensive loss, net	—	—	—	(430)	(430)	(28)	(458)
Net income	—	—	9,981	—	9,981	119	10,100

Balances as of May 31, 2012	4,905	17,489	26,087	112	43,688	399	44,087
Common stock issued under stock-based compensation plans	84	1,417	—	—	1,417	—	1,417
Common stock issued under stock purchase plans	3	110	—	—	110	—	110
Assumption of stock-based compensation plan awards in connection with acquisitions	—	15	—	—	15	—	15
Stock-based compensation	—	755	—	—	755	—	755
Repurchase of common stock	(346)	(1,269)	(9,725)	—	(10,994)	—	(10,994)
Cash dividends declared ($0.30 per share)	—	—	(1,433)	—	(1,433)	—	(1,433)
Tax benefit from stock plans	—	257	—	—	257	—	257
Other, net	—	119	—	—	119	66	185
Distributions to noncontrolling interests	—	—	—	—	—	(31)	(31)
Other comprehensive loss, net	—	—	—	(211)	(211)	(49)	(260)
Net income	—	—	10,925	—	10,925	112	11,037

Balances as of May 31, 2013	4,646	$18,893	$25,854	$(99)	$44,648	$497	$45,145

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2013, 2012 and 2011

	Year Ended May 31,
(in millions)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$10,925	$9,981	$8,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	546	486	368
Amortization of intangible assets	2,385	2,430	2,428
Allowances for doubtful accounts receivable	118	92	164
Deferred income taxes	(117)	9	(253)
Stock-based compensation	755	659	510
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	410	182	325
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(241)	(97)	(215)
Other, net	155	84	68
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in trade receivables	267	(8)	(729)
(Increase) decrease in inventories	(66)	150	(28)
(Increase) decrease in prepaid expenses and other assets	(555)	(51)	14
Decrease in accounts payable and other liabilities	(541)	(720)	(120)
Increase (decrease) in income taxes payable	35	54	(96)
Increase in deferred revenues	148	492	231

Net cash provided by operating activities	14,224	13,743	11,214

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(32,160)	(38,625)	(31,009)
Proceeds from maturities and sales of marketable securities and other investments	30,159	35,594	27,120
Acquisitions, net of cash acquired	(3,305)	(4,702)	(1,847)
Capital expenditures	(650)	(648)	(450)
Proceeds from sale of property	—	—	105

Net cash used for investing activities	(5,956)	(8,381)	(6,081)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(11,021)	(5,856)	(1,160)
Proceeds from issuances of common stock	1,527	733	1,376
Payments of dividends to stockholders	(1,433)	(1,205)	(1,061)
Proceeds from borrowings, net of issuance costs	4,974	1,700	4,354
Repayments of borrowings	(2,950)	(1,405)	(3,143)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	241	97	215
Distributions to noncontrolling interests	(31)	(163)	(65)
Other, net	193	—	—

Net cash (used for) provided by financing activities	(8,500)	(6,099)	516

Effect of exchange rate changes on cash and cash equivalents	(110)	(471)	600

Net (decrease) increase in cash and cash equivalents	(342)	(1,208)	6,249
Cash and cash equivalents at beginning of period	14,955	16,163	9,914

Cash and cash equivalents at end of period	$14,613	$14,955	$16,163

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$15	$29	$17
Fair value of contingent consideration payable in connection with acquisition	$—	$346	$—
(Decrease) increase in unsettled repurchases of common stock	$(27)	$112	$12
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,644	$2,731	$2,931
Cash paid for interest	$781	$737	$770

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, hosts and supports database and middleware software, applications software and hardware systems products and services that are engineered to work together in cloud-based and on-premise information technology (IT) environments. We offer our customers the option to purchase our software and hardware systems products and related services to manage their own cloud-based or on-premise IT environments, or to deploy our Oracle Cloud offerings, which are a comprehensive set of cloud service offerings including application services, social services, platform services, and common infrastructure services on a subscription basis that we manage, host and support. Customers that purchase our software products may elect to purchase software license updates and product support contracts, which provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware systems support contracts, which provide customers with software updates for software components that are essential to the functionality of our server, storage and networking products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings including consulting services, managed cloud services and education services.

Basis of Financial Statements

The consolidated financial statements included our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a component of non-operating income, net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated. Certain other prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect our consolidated total revenues, consolidated operating income or consolidated net income. Acquisition related and other expenses as presented in our consolidated statement of operations for fiscal 2013 included a change in fair value of contingent consideration payable, which resulted in a net benefit of $387 million in fiscal 2013 (see Note 2 of Notes to Consolidated Financial Statements below), and a $306 million benefit that we recorded in fiscal 2013 related to certain litigation (see Note 18 of Notes to Consolidated Financial Statements below). General and administrative expenses as presented in our consolidated statement of operations for fiscal 2011 included a benefit of $120 million related to the recovery of legal costs that reduced our expenses in that period.

Pursuant to our adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income and Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, we elected to present separate consolidated statements of comprehensive income for fiscal 2013, 2012 and 2011.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Revenue Recognition

Our sources of revenues include: (1) software, which includes new software licenses revenues earned from granting licenses to use our software products and fees from cloud software subscriptions offerings, and software license updates and product support revenues; (2) hardware systems, which includes the sale of hardware systems products including computer servers, storage products, networking and data center fabric products, and fees from infrastructure-as-a-service (IaaS) offerings, and hardware systems support revenues; and (3) services, which includes software and hardware related services including consulting, managed cloud services and education revenues. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware and applications software and exclude cloud software subscriptions revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize new software licenses revenues when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) the sale price is fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues that are not recognized at the time of sale because the foregoing conditions are not met, are recognized when those conditions are subsequently met.

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

The vast majority of our software license arrangements include software license updates and product support contracts, which are entered into at the customer’s option and are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support contracts are generally priced as a percentage of the net new software licenses fees. Substantially all of our customers renew their software license updates and product support contracts annually.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Hardware Systems Products, Hardware Systems Related Services, Cloud Software Subscriptions and IaaS Offerings (Nonsoftware Elements)

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers, storage, and networking products. Our revenue recognition policy for these nonsoftware deliverables and other nonsoftware deliverables including hardware systems related services and cloud software subscriptions offerings is based upon the accounting guidance contained in ASC 605, Revenue Recognition, and we exercise judgment and use estimates in connection with the determination of the amount of hardware systems products revenues, hardware systems related services revenues and cloud software subscriptions revenues to be recognized in each accounting period.

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

Our cloud software subscriptions offerings generally provide customers access to certain of our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis. Revenues for our cloud software subscriptions offerings are recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Our IaaS offerings are on-premise cloud offerings for deploying certain of Oracle’s Engineered Systems and support services to customers on a subscription basis. Customers that enter into IaaS arrangements are also able to purchase additional capacity on demand. Our revenue recognition policy for IaaS offerings is in accordance with ASC 605 and ASC 840, Leases. Substantially all of our IaaS offerings are accounted for as operating leases as our contracts are structured so that the term of the arrangement is less than 75% of the economic life of the equipment and the present value of the minimum fixed payments are less than 90% of the fair market value of the equipment at the inception of the arrangement. Our evaluation of useful life is based on our historical product development cycles and our historical customer hardware upgrade cycles. Capacity on demand is a contingent payment and is therefore excluded from our assessment of the net present value of fixed payments. Revenue for capacity on demand is recognized in the period our customers access additional capacity provided all other revenue recognition criteria have been met.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

When possible, we establish VSOE of selling price for deliverables in software and nonsoftware multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, contractually stated prices, the geographies in which we offer our products and services, the type of customer (i.e. distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including hardware systems products, hardware systems support, new software licenses, software license updates and product support, cloud software subscriptions and IaaS offerings, consulting, managed cloud services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts and are included as a part of our services business. Consulting revenues from these arrangements are generally accounted for separately from new software licenses revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer that the services have been completed. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software licenses revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of the relative selling price of such elements.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers primarily through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software licenses revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables. During fiscal 2013, 2012 and 2011, $2.2 billion, $1.6 billion and $1.5 billion of our financing receivables were sold to financial institutions, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all the other revenue recognition criteria have been met.

Our customers include several of our suppliers and occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize new software licenses revenues or hardware systems product revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt and equity securities as available-for-sale. Marketable debt and equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Substantially all of our marketable debt and equity investments are classified as current based on the nature of the investments and their availability for use in current operations.

We hold investments in certain non-marketable equity securities in which we do not have a controlling interest or significant influence. These equity securities are recorded at cost and included in other assets in the accompanying consolidated balance sheets. If based on the terms of our ownership of these non-marketable securities, we determine that we exercise significant influence on the entity to which these non-marketable securities relate, we apply the requirements of ASC 323, Investments—Equity Method and Joint Ventures, to account for such investments. Our non-marketable securities are subject to periodic impairment reviews.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment grade securities. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2013, 2012 or 2011.

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

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $826 million and $812 million at May 31, 2013 and 2012, respectively.

Deferred Sales Commissions

We defer sales commission expenses associated with our cloud software subscriptions and IaaS offerings, and recognize the related expenses over the non-cancelable term of the related contracts, which are typically one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expense in our consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment is periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2013, 2012 or 2011.

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

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Effective fiscal 2012, we opted to perform a qualitative assessment to test a reporting unit’s goodwill for impairment. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2013, 2012 or 2011.

Derivative Financial Instruments

During fiscal 2013, 2012 and 2011, we used derivative financial instruments to manage foreign currency and interest rate risks. We account for these instruments in accordance with ASC 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e. the instruments are accounted for as hedges). The offset to gain or loss on derivative financial instruments that were designated as fair value hedges were recorded to the item for which the risk was being hedged. Any gains or losses on our fair value hedges are recognized in earnings.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. For legal and other contingencies that are not a part of a business combination or related to income taxes, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above.

Shipping and Handling Costs

Our shipping and handling costs for hardware systems products sales are included in hardware systems products expenses for all periods presented.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction (losses) gains included in non-operating income, net in the accompanying consolidated statements of operations were $(162) million, $(105) million and $11 million in fiscal 2013, 2012 and 2011, respectively.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

We record deferred tax assets for stock-based compensation plan awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $85 million, $79 million and $88 million in fiscal 2013, 2012 and 2011, respectively.

Research and Development and Software Development Costs

All research and development costs are expensed as incurred.

Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2013, 2012 and 2011.

New Software Licenses and Cloud Software Subscriptions Revenues

New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Our new software licenses and cloud software subscriptions revenues for fiscal 2013, 2012 and 2011 were as follows:

	Year Ended May 31,
(in millions)	2013	2012	2011
New software licenses	$9,411	$9,451	$8,980
Cloud software subscriptions	910	455	255

Total new software licenses and cloud software subscriptions revenues	$10,321	$9,906	$9,235

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

	Year Ended May 31,
(in millions)	2013	2012	2011
Transitional and other employee related costs	$27	$25	$129
Stock-based compensation	33	33	10
Professional fees and other, net	(276)	13	66
Business combination adjustments, net	(388)	(15)	3

Total acquisition related and other expenses	$(604)	$56	$208

Included in acquisition related and other expenses for fiscal 2013 was a business combination benefit related to the change in estimate for contingent consideration payable, which resulted in a net benefit of $387 million in fiscal 2013 (see Note 2 for additional information), and a benefit related to certain litigation of $306 million in fiscal 2013 (see Note 18 for additional information) that we recorded to professional fees and other, net, both of which reduced acquisition related and other expenses in fiscal 2013.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

	Year Ended May 31,
(in millions)	2013	2012	2011
Interest income	$237	$231	$163
Foreign currency (losses) gains, net	(162)	(105)	11
Noncontrolling interests in income	(112)	(119)	(97)
Other income, net	48	15	109

Total non-operating income, net	$11	$22	$186

Included in our non-operating income, net for fiscal 2013 was a foreign currency remeasurement loss of $64 million resulting from the recent devaluation of the Venezuelan currency by the Venezuelan government for our Venezuelan subsidiary that we had previously designated as “highly inflationary” in accordance with ASC 830, Foreign Currency Matters. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future including additional foreign currency losses related to our Venezuelan subsidiary if the Venezuelan government further devalues the Venezuelan currency, the amounts and timing of which are uncertain.

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

May 31, 2013

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

Fiscal 2013 Acquisitions

Acquisition of Acme Packet, Inc.

On March 28, 2013, we completed our acquisition of Acme Packet, Inc. (Acme Packet), a provider of session border control technology. We have included the financial results of Acme Packet in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Acme Packet was approximately $2.1 billion, which consisted of approximately $2.1 billion in cash and $12 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $264 million of net tangible assets, $525 million of identifiable intangible assets, and $45 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

Acquisition of Eloqua, Inc.

On February 8, 2013, we completed our acquisition of Eloqua, Inc. (Eloqua), a provider of cloud-based marketing automation and revenue performance management software. We have included the financial results of Eloqua in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Eloqua was approximately $935 million, which consisted of approximately $933 million in cash and $2 million for the fair value of stock options assumed. We have preliminarily recorded $1 million of net tangible assets and $327 million of identifiable intangible assets, based on their estimated fair values, and $607 million of residual goodwill.

Other Fiscal 2013 Acquisitions

During fiscal 2013, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates which were not individually material to our consolidated financial statements.

The preliminary fair value estimates for the assets acquired and liabilities assumed for certain acquisitions completed during fiscal 2013 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

In aggregate, the companies that we acquired during fiscal 2013 collectively contributed $99 million to our total revenues during fiscal 2013. Other collective revenue and earnings contributions were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

In addition, as of May 31, 2013, we have agreed to acquire a company for amount that is not material to our business and expect to close the acquisition within the next twelve months.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Fiscal 2012 Acquisitions

Acquisition of Taleo Corporation

On April 5, 2012, we completed our acquisition of Taleo Corporation (Taleo), a provider of cloud-based talent management solutions. We have included the financial results of Taleo in our consolidated financial statements from the date of acquisition. The total purchase price for Taleo was $2.0 billion, which consisted of $2.0 billion in cash and $10 million for the fair value of stock options and restricted stock-based awards assumed. We recorded $1.1 billion of identifiable intangible assets and $244 million of net tangible liabilities related primarily to deferred tax liabilities and customer performance obligations that were assumed as a part of this acquisition, based on their estimated fair values, and $1.1 billion of residual goodwill.

Acquisition of RightNow Technologies, Inc.

On January 25, 2012, we completed our acquisition of RightNow Technologies, Inc. (RightNow), a provider of cloud-based customer service. We have included the financial results of RightNow in our consolidated financial statements from the date of acquisition. The total purchase price for RightNow was $1.5 billion, which consisted of $1.5 billion in cash and $14 million for the fair value of stock options and restricted stock-based awards assumed. We recorded $697 million of identifiable intangible assets and $259 million of net tangible liabilities related primarily to customer performance obligations, convertible debt and deferred tax liabilities that were assumed as a part of this acquisition, based on their estimated fair values, and $1.1 billion of residual goodwill.

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

The Earn-Out will be calculated with respect to a three-year period that commenced with our second quarter of fiscal 2012 and will conclude with our first quarter of fiscal 2015 (Earn-Out Period). The Earn-Out will be an amount (if positive) calculated based on the product of (i) the difference between (x) future revenues generated from the sale of certain Pillar Data products during Oracle’s last four full fiscal quarters during the Earn-Out Period minus (y) certain losses associated with certain Pillar Data products incurred over the entire Earn-Out Period, multiplied by (ii) three. Our obligation to pay the Earn-Out will be subject to reduction as a result of our right to set-off the amount of any indemnification claims we may have under the Pillar Data Merger Agreement. We do not expect the amount of the Earn-Out or its potential impact will be material to our results of operations or financial position.

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The estimated fair value of the liability for contingent consideration as of the acquisition date, representing the purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. Our liability for contingent consideration payable is subject to change until the liability is settled with the related impact recorded to our consolidated statements of operations as acquisition related and other expenses. In connection with our acquisition of Pillar Data, we recorded $142 million of identifiable intangible assets and $16 million of net tangible liabilities, based on their estimated fair values, and $220 million of residual goodwill. As of May 31, 2013, we estimated the fair value of the Earn-Out liability to be zero, which resulted in a net benefit to acquisition related and other expenses of $387 million in fiscal 2013. The Earn-Out liability decreased as of May 31, 2013 in comparison to the amount recorded as of the acquisition date primarily due to a change in our estimate of year three revenues related to our acquisition of Pillar Data and the related impact to the liability calculation in accordance with the Earn-Out formula as noted above. Our valuation techniques and inputs used to estimate the fair value of the Earn-Out liability are described in Note 4 below.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Other Fiscal 2012 Acquisitions

During fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was $1.6 billion and consisted of $1.6 billion in cash and $5 million for the fair values of stock options assumed. We recorded $540 million of identifiable intangible assets and $29 million of net tangible assets, based on their estimated fair values, and $1.1 billion of residual goodwill.

In aggregate, the companies that we acquired during fiscal 2012 collectively contributed $231 million to our total software revenues during fiscal 2012. Other collective revenue and earnings contributions were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

Fiscal 2011 Acquisitions

On January 5, 2011, we completed our acquisition of Art Technology Group, Inc. (ATG), a provider of eCommerce software and related on demand commerce optimization applications. We have included the financial results of ATG in our consolidated financial statements from the date of acquisition. The total purchase price for ATG was $1.0 billion, which consisted of $990 million in cash and $16 million for the fair value of stock options and restricted stock-based awards assumed. We have recorded $404 million of identifiable intangible assets and $111 million of net tangible assets, based on their estimated fair values, and $491 million of residual goodwill.

On August 11, 2010, we completed our acquisition of Phase Forward Incorporated (Phase Forward), a provider of applications for life sciences companies and healthcare providers. We have included the financial results of Phase Forward in our consolidated financial statements from the date of acquisition. The total purchase price for Phase Forward was $736 million, which consisted of $735 million in cash and $1 million for the fair value of restricted stock-based awards assumed. We recorded $370 million of identifiable intangible assets, $20 million of in-process research and development and $17 million of net tangible assets, based on their estimated fair values, and $329 million of residual goodwill.

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

In aggregate, the companies that we acquired during fiscal 2011 collectively contributed $231 million to our total software revenues in fiscal 2011. Other collective revenue and earnings contributions were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Acme Packet, Eloqua, Taleo, RightNow, Pillar Data and certain other companies that we acquired since the beginning of fiscal 2012 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2012. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2012. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2012.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

The unaudited pro forma financial information for fiscal 2013 combined the historical results of Oracle for fiscal 2013, the historical results of Acme Packet for the year ended December 31, 2012 (adjusted due to differences in reporting periods and considering the date we acquired Acme Packet), the historical results of Eloqua for nine months ended September 30, 2012 (adjusted due to differences in reporting periods and considering the date we acquired Eloqua), the historical results of certain other companies that we acquired since the beginning of fiscal 2013 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for fiscal 2012 combined the historical results of Oracle for fiscal 2012, the historical results of Acme Packet for the twelve months ended June 30, 2012 (due to differences in reporting periods), the historical results of Eloqua for the twelve months ended June 30, 2012 (due to differences in reporting periods), the historical results of Taleo for twelve months ended December 31, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Taleo), the historical results of RightNow for the nine months ended September 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired RightNow), the historical results of Pillar Data for the three months ended June 30, 2011 (adjusted due to differences in reporting periods and considering the date we acquired Pillar Data), the historical results of certain other companies that we acquired since the beginning of fiscal 2012 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for fiscal 2013 and 2012:

	Year Ended May 31,
(in millions, except per share data)	2013	2012
Total revenues	$37,477	$38,032
Net income	$10,838	$9,630
Basic earnings per share	$2.27	$1.92
Diluted earnings per share	$2.24	$1.89

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper and corporate notes.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2013 and 2012. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2013, 2012 and 2011. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2013	2012
Commercial paper debt securities	$14,043	$13,954
Corporate debt securities and other	4,935	2,337

Total investments	$18,978	$16,291

Investments classified as cash equivalents	$1,375	$570

Investments classified as marketable securities	$17,603	$15,721

As of May 31, 2013, approximately 91% of our marketable securities investments mature within one year. As of May 31, 2012, substantially all of our marketable securities investments matured within one year. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment grade securities and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1, 2 and 3 inputs are defined above):

	May 31, 2013				May 31, 2012
	Fair Value Measurements Using Input Types				Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Commercial paper debt securities	$—	$14,043	$—	$14,043	$—	$13,954	$—	$13,954
Corporate debt securities and other	246	4,689	—	4,935	354	1,983	—	2,337
Derivative financial instruments	—	41	—	41	—	69	—	69

Total assets	$246	$18,773	$—	$19,019	$354	$16,006	$—	$16,360

Liabilities:
Contingent consideration	$—	$—	$—	$—	$—	$—	$387	$387

Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others. The fair value of contingent consideration payable that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that were not observable in the market and thus represented a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity included our probability assessments of expected future year three revenues related to our acquisition of Pillar Data and their related impact to the liability calculation, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the Pillar Data Merger Agreement.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Based on the trading prices of our $18.5 billion and $16.5 billion of borrowings, which consisted of senior notes that were outstanding as of May 31, 2013 and senior notes and short-term borrowings that were outstanding as of May 31, 2012, respectively, the estimated fair values of our borrowings using Level 2 inputs at May 31, 2013 and 2012 were $20.7 billion and $19.3 billion, respectively.

5.	INVENTORIES

Inventories consisted of the following:

	May 31,
(in millions)	2013	2012
Raw materials	$114	$45
Work-in-process	31	20
Finished goods	95	93

Total	$240	$158

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Life	May 31,
(Dollars in millions)		2013	2012
Computer, network, machinery and equipment	1-5 years	$2,138	$1,761
Buildings and improvements	1-50 years	2,477	2,351
Furniture, fixtures and other	3-10 years	481	492
Land	—	632	702
Construction in progress	—	28	113

Total property, plant and equipment	1-50 years	5,756	5,419
Accumulated depreciation		(2,703)	(2,398)

Total property, plant and equipment, net		$3,053	$3,021

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2013 and the net book value of intangible assets at May 31, 2013 and 2012 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2012	Additions	May 31, 2013	May 31, 2012	Expense	May 31, 2013	May 31, 2012	May 31, 2013
Software support agreements and related relationships	$5,294	$4	$5,298	$(3,330)	$(582)	$(3,912)	$1,964	$1,386	5 years
Hardware systems support agreements and related relationships	768	49	817	(266)	(121)	(387)	502	430	7 years
Developed technology	6,908	558	7,466	(4,651)	(826)	(5,477)	2,257	1,989	7 years
Core technology	2,549	30	2,579	(1,609)	(329)	(1,938)	940	641	3 years
Customer relationships and contract backlog	2,260	175	2,435	(1,287)	(350)	(1,637)	973	798	6 years
Cloud software subscriptions and related relationships	989	238	1,227	(42)	(113)	(155)	947	1,072	8 years
Trademarks	597	38	635	(292)	(64)	(356)	305	279	8 years

Total intangible assets subject to amortization	19,365	1,092	20,457	(11,477)	(2,385)	(13,862)	7,888	6,595	7 years
In-process research and development	11	34	45	—	—	—	11	45	N.A.

Total intangible assets, net	$19,376	$1,126	$20,502	$(11,477)	$(2,385)	$(13,862)	$7,899	$6,640

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2013.

Total amortization expense related to our intangible assets was $2.4 billion in each of fiscal 2013, 2012 and 2011. As of May 31, 2013, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2014	$2,123
Fiscal 2015	1,656
Fiscal 2016	1,094
Fiscal 2017	523
Fiscal 2018	397
Thereafter	802

Total intangible assets subject to amortization	6,595
In-process research and development	45

Total intangible assets, net	$6,640

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for fiscal 2013 and 2012 were as follows:

(Dollars in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2011	$6,785	$12,052	$1,009	$1,707	$21,553
Goodwill from acquisitions	658	461	184	2,378	3,681
Goodwill adjustments(1)	(76)	(34)	—	(5)	(115)

Balances as of May 31, 2012	7,367	12,479	1,193	4,080	25,119
Allocation of goodwill(2)	2,346	—	—	(2,346)	—
Goodwill from acquisitions	933	27	62	1,341	2,363
Goodwill adjustments(1)	(113)	(32)	4	2	(139)

Balances as of May 31, 2013	$10,533	$12,474	$1,259	$3,077	$27,343

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(2)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

(3)

Represents goodwill allocated to our other operating segments and approximately $1.3 billion of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations.

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

	May 31,
(Dollars in millions)	2013	2012
Short-term borrowings	$—	$1,700
4.95% senior notes due April 2013	—	1,250
3.75% senior notes due July 2014, net of fair value adjustments of $41 and $69 as of May 31, 2013 and 2012, respectively(1)	1,541	1,569
5.25% senior notes due January 2016, net of discount of $3 and $4 as of May 31, 2013 and 2012, respectively	1,997	1,996
1.20% senior notes due October 2017, net of discount of $3 as of May 31, 2013	2,497	—
5.75% senior notes due April 2018, net of discount of $1 each as of May 31, 2013 and 2012	2,499	2,499
5.00% senior notes due July 2019, net of discount of $4 and $5 as of May 31, 2013 and 2012, respectively	1,746	1,745
3.875% senior notes due July 2020, net of discount of $2 each as of May 31, 2013 and 2012	998	998
2.50% senior notes due October 2022, net of discount of $2 as of May 31, 2013	2,498	—
6.50% senior notes due April 2038, net of discount of $2 each as of May 31, 2013 and 2012	1,248	1,248
6.125% senior notes due July 2039, net of discount of $7 and $8 as of May 31, 2013 and 2012, respectively	1,243	1,242
5.375% senior notes due July 2040, net of discount of $24 each as of May 31, 2013 and 2012, respectively	2,226	2,226
Capital leases	1	1

Total borrowings	$18,494	$16,474

Notes payable, current and other current borrowings	$—	$2,950

Notes payable, non-current and other non-current borrowings	$18,494	$13,524

(1)	Refer to Note 11 for a description of our accounting for fair value hedges.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Senior Notes and Other

In October 2012, we issued $5.0 billion of fixed rate senior notes comprised of $2.5 billion of 1.20% notes due October 2017 (2017 Notes) and $2.5 billion of 2.50% notes due October 2022 (2022 Notes). We issued these senior notes for general corporate purposes, which may include stock repurchases, future acquisitions and repayment of indebtedness, including the repayment of $1.25 billion of 4.95% senior notes that matured and were repaid in April 2013.

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

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes was due and paid in April 2013, and $2.5 billion of 5.75% senior notes due April 2018 (2018 Notes) and $1.25 billion of 6.50% senior notes due April 2038 (2038 Notes) remained outstanding as of May 31, 2013.

In January 2006, we issued $5.75 billion of senior notes, of which $2.25 billion of 5.00% senior notes was due and paid in January 2011 and $2.0 billion of 5.25% senior notes due 2016 (2016 Notes) remained outstanding as of May 31, 2013.

The effective interest yields of the 2014 Notes, 2016 Notes, 2017 Notes, 2018 Notes, 2019 Notes, 2020 Notes, 2022 Notes, 2038 Notes, 2039 Notes and 2040 Notes (collectively, the Senior Notes) at May 31, 2013 were 3.75%, 5.32%, 1.24%, 5.76%, 5.05%, 3.93%, 2.51%, 6.52%, 6.19% and 5.45%, respectively. Interest is payable semi-annually for the Senior Notes. In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (1.34% at May 31, 2013; see Note 11 for additional information). We may redeem some or all of the Senior Notes of each series at any time, subject to payment of an applicable make-whole premium.

The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and any of our commercial paper notes. We were in compliance with all debt-related covenants as of May 31, 2013.

In the third quarter of fiscal 2012, shortly after the closing of our acquisition of RightNow, we repaid, in full, $255 million of RightNow’s legacy convertible notes.

Future principal payments for all of our borrowings at May 31, 2013 were as follows (in millions):

Fiscal 2014	$—
Fiscal 2015	1,500
Fiscal 2016	2,000
Fiscal 2017	—
Fiscal 2018	5,000
Thereafter	10,000

Total	$18,500

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Commercial Paper Program and Commercial Paper Notes

On April 22, 2013, pursuant to our existing $3.0 billion commercial paper program which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws, we entered into new dealer agreements with various banks and a new Issuing and Paying Agency Agreement with JP Morgan Chase Bank, N.A. As of May 31, 2013 and 2012, we did not have any outstanding commercial paper notes. We intend to back-stop any commercial paper notes that we may issue in the future with the 2013 Credit Agreement (see additional details below).

Revolving Credit Agreements

In April 2013, we entered into a $3.0 billion Revolving Credit Agreement with Wells Fargo Bank, N.A., Bank of America, N.A., BNP Paribas, JPMorgan Chase Bank, N.A. and certain other lenders (the 2013 Credit Agreement). The 2013 Credit Agreement provides for an unsecured 5-year revolving credit facility to be used for general corporate purposes including back-stopping any commercial paper notes that we may issue. Subject to certain conditions stated in the 2013 Credit Agreement, we may borrow, prepay and re-borrow amounts under the 2013 Credit Agreement at any time during the term of the 2013 Credit Agreement. Interest under the 2013 Credit Agreement is based on either (a) a LIBOR-based formula or (b) the Base Rate formula, each as set forth in the 2013 Credit Agreement. Any amounts drawn pursuant to the 2013 Credit Agreement are due on April 20, 2018. No amounts were outstanding pursuant to the 2013 Credit Agreement as of May 31, 2013.

The 2013 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45% on a consolidated basis. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2013 Credit Agreement may be declared immediately due and payable and the 2013 Credit Agreement may be terminated. We were in compliance with the 2013 Credit Agreement’s covenants as of May 31, 2013.

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

9.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2013 Restructuring Plan). Our management subsequently amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $420 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $325 million of restructuring expenses in connection with the 2013 Restructuring Plan in fiscal 2013 and we expect to incur the majority of the estimated remaining $95 million through fiscal 2014. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Restructuring costs associated with the Sun Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were recognized. We recorded $215 million and $439 million of net restructuring expenses in connection with the Sun Restructuring Plan in fiscal 2012 and 2011, respectively. The execution of the Sun Restructuring Plan was substantially complete as of the end of fiscal 2012.

Summary of All Plans

Fiscal 2013 Activity

	Accrued May 31, 2012(2)					Accrued May 31, 2013(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Year Ended May 31, 2013
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$85	$(8)	$(60)	$(1)	$16	$77	$86
Software license updates and product support	—	13	(6)	(11)	5	1	7	17
Hardware systems business	—	99	(5)	(68)	(2)	24	94	133
Services	—	72	(5)	(50)	1	18	67	94
General and administrative and other	—	81	(1)	(52)	(16)	12	80	90

Total Fiscal 2013 Oracle Restructuring Plan	$—	$350	$(25)	$(241)	$(13)	$71	$325	$420

Total other restructuring plans(6)	$337	$53	$(26)	$(185)	$—	$179

Total restructuring plans	$337	$403	$(51)	$(426)	$(13)	$250

Fiscal 2012 Activity

	Accrued May 31, 2011	Year Ended May 31, 2012				Accrued May 31, 2012(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses and cloud software subscriptions	$14	$46	$(8)	$(41)	$(2)	$9
Software license updates and product support	19	31	(2)	(35)	(1)	12
Hardware systems business	10	34	1	(33)	—	12
Services	9	32	(2)	(25)	(2)	12
General and administrative and other	100	92	(9)	(129)	(1)	53

Total Sun Restructuring	$152	$235	$(20)	$(263)	$(6)	$98

Total other restructuring plans(6)	$297	$65	$15	$(122)	$(16)	$239

Total restructuring plans	$449	$300	$(5)	$(385)	$(22)	$337

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Fiscal 2011 Activity

	Accrued May 31, 2010	Year Ended May 31, 2011				Accrued May 31, 2011
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses and cloud software subscriptions	$5	$67	$(4)	$(55)	$1	$14
Software license updates and product support	3	52	(1)	(34)	(1)	19
Hardware systems business	42	53	(3)	(83)	1	10
Services	8	49	(4)	(43)	(1)	9
General and administrative and other	29	226	4	(154)	(5)	100

Total Sun Restructuring	$87	$447	$(8)	$(369)	$(5)	$152

Total other restructuring plans(6)	$459	$57	$(17)	$(223)	$21	$297

Total restructuring plans	$546	$504	$(25)	$(592)	$16	$449

(1)	Restructuring costs recorded for individual line items presented related to employee severance costs except for general and administrative and other, which also included $46 million, $23 million and $97 million recorded during fiscal 2013, 2012 and 2011, respectively, for facilities related restructuring, contract termination and other costs.

(2)	The balances at May 31, 2013 and 2012 included $160 million and $178 million, respectively, recorded in other current liabilities, and $90 million and $159 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)	Other restructuring plans presented in the table above included condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the periodic impact to our consolidated statements of operations was not significant.

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2013	2012
Software license updates and product support	$5,705	$5,565
Hardware systems support and other	706	714
Services	381	403
New software licenses and cloud software subscriptions	326	353

Deferred revenues, current	7,118	7,035
Deferred revenues, non-current (in other non-current liabilities)	312	296

Total deferred revenues	$7,430	$7,331

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses and cloud software subscriptions revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, customer payments made in advance for time-based arrangements including cloud software

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

subscriptions offerings that are typically billed in advance and recognized over the corresponding contractual term, and software license transactions that cannot be segmented from undelivered consulting or other services.

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

Interest Rate Swap Agreements

In September 2009, we entered into interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2014 Notes so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2014 Notes match, including the notional amounts and maturity dates. Accordingly, we have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements, which occur at the same interval as the 2014 Notes, are recorded as interest expense. The fair values of these interest rate swap agreements recorded as other assets in our consolidated balance sheets were $41 million and $69 million as of May 31, 2013 and 2012, respectively.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

As of both May 31, 2013 and 2012, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.0 billion. As of May 31, 2013 and 2012, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.1 billion and $873 million, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2013 and 2012.

Included in our non-operating income, net were $(64) million, $43 million and $(39) million of net (losses) gains related to these forward contracts for the years ended May 31, 2013, 2012 and 2011, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2013, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2014	$358
Fiscal 2015	293
Fiscal 2016	230
Fiscal 2017	170
Fiscal 2018	117
Thereafter	238

Future minimum operating lease payments	1,406
Less: minimum payments to be received from non-cancelable subleases	(84)

Total future minimum operating lease payments, net	$1,322

Lease commitments included future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $158 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2013.

Rent expense was $313 million, $329 million and $406 million for fiscal 2013, 2012 and 2011, respectively, net of sublease income of approximately $69 million, $89 million and $85 million, respectively. Certain lease agreements contain renewal options providing for extensions of the lease terms.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

As of May 31, 2013, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2014	$763
Fiscal 2015	26
Fiscal 2016	4
Fiscal 2017	1
Fiscal 2018	1
Thereafter	11

Total	$806

We have a commitment to acquire a company for cash consideration that we expect to pay upon the closing of this acquisition. As described in Note 8 above, we have notes payable and other borrowings outstanding of $18.5 billion that mature at various future dates.

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

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 18, 2012, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. On June 20, 2013, we announced that our Board of Directors approved a further expansion by an additional $12.0 billion. Approximately $2.1 billion remained available for stock repurchases as of May 31, 2013 pursuant to our stock repurchase program prior to the additional amount authorized in June 2013. We repurchased 346.1 million shares for $11.0 billion (including 3.2 million shares for $109 million that were repurchased but not settled), 207.3 million shares for $6.0 billion and 40.4 million shares for $1.2 billion in fiscal 2013, 2012 and 2011, respectively, under the stock repurchase program.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Dividends on Common Stock

During fiscal 2013, 2012 and 2011, our Board of Directors declared cash dividends of $0.30, $0.24 and $0.21 per share of our outstanding common stock, respectively, which we paid during the same period.

The cash dividends of $0.30 per share of outstanding common stock declared by our Board of Directors during fiscal 2013 included an accelerated cash dividend of $0.18 per share of outstanding common stock paid on December 21, 2012. This accelerated cash dividend was intended by our Board of Directors to be in lieu of quarterly dividends that we would have otherwise announced with our earnings results for the second, third and fourth quarters of fiscal 2013, and that would have been paid in calendar year 2013. During fiscal 2012, we declared and paid cash dividends totaling $0.24 per share of outstanding common stock.

In June 2013, our Board of Directors declared a quarterly cash dividend of $0.12 per share of outstanding common stock. This $0.12 per share cash dividend was an increase of $0.06 per share over the last regular quarterly cash dividend of $0.06 per share of outstanding common stock paid on November 2, 2012 and was declared earlier than the Board of Directors had previously planned. The $0.12 per share cash dividend is payable on August 2, 2013 to stockholders of record as of the close of business on July 12, 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive (loss) income, net of income taxes:

	May 31,
(in millions)	2013	2012
Foreign currency translation (losses) gains and other, net	$(3)	$120
Unrealized losses on defined benefit plans, net	(176)	(108)
Unrealized gains on marketable securities, net	80	100

Total accumulated other comprehensive (loss) income	$(99)	$112

14.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan, which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights and long-term performance awards to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2011, our stockholders, upon the recommendation of our Board of Directors, approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which extended the termination date of the 2000 Plan by ten years and increased the number of authorized shares of stock that may be issued by 388,313,015 shares. Under the terms of the 2000 Plan, options to purchase common stock are granted at not less than fair market value, become exercisable as established by the Board (generally 25% annually over four years under our current practice) and generally expire no more than ten years from the date of grant. As of May 31, 2013, options to purchase 426 million shares of common stock were outstanding under the 2000 Plan, of which 180 million were vested. As of May 31, 2013, approximately 296 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock-based awards or long-term performance awards under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Directors’ Plan), which provides for the issuance of non-qualified stock options to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, options to purchase 10 million shares of common stock were reserved for issuance

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

(including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares), options are granted at not less than fair market value, become exercisable over four years and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. As of May 31, 2013, options to purchase approximately 3 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which approximately 2 million were vested. As of May 31, 2013, approximately 2 million shares were available for future option awards under this plan.

In connection with certain of our acquisitions, we assumed certain outstanding stock options and other restricted stock-based awards of each acquiree’s respective stock plans. These stock options and other restricted stock-based awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2013, stock options to purchase 18 million shares of common stock and 1 million shares of restricted stock-based awards were outstanding under these plans.

The following table summarizes stock option activity for our last three fiscal years ended May 31, 2013:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2010	352	$18.84
Granted	110	$22.58
Assumed	1	$16.38
Exercised	(78)	$16.73
Canceled	(31)	$29.17

Balance, May 31, 2011	354	$19.53
Granted	112	$32.05
Assumed	8	$12.17
Exercised	(39)	$16.61
Canceled	(13)	$29.31

Balance, May 31, 2012	422	$22.66
Granted	119	$29.90
Assumed	9	$32.52
Exercised	(83)	$17.38
Canceled	(20)	$28.94

Balance, May 31, 2013	447	$25.48

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Options outstanding that have vested and that are expected to vest as of May 31, 2013 were as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of May 31, 2013 (in millions)	Aggregate Intrinsic Value(1) (in millions)
Vested	193	$21.17	5.15	189	$2,491
Expected to vest(2)	228	$28.60	8.20	224	1,215

Total	421	$25.20	6.80	413	$3,706

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2013 of $33.78 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2013 was approximately $1.2 billion and is expected to be recognized over a weighted average period of 2.57 years. Approximately 26 million shares outstanding as of May 31, 2013 were not expected to vest.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2013	2012	2011
Sales and marketing	$147	$122	$87
Software license updates and product support	20	18	14
Hardware systems products	3	1	2
Hardware systems support	5	5	5
Services	31	23	16
Research and development	352	295	231
General and administrative	164	162	145
Acquisition related and other	33	33	10

Total stock-based compensation	755	659	510
Estimated income tax benefit included in provision for income taxes	(243)	(216)	(170)

Total stock-based compensation, net of estimated income tax benefit	$512	$443	$340

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for fiscal 2013, 2012 and 2011:

	Year Ended May 31,
	2013	2012	2011
Expected life (in years)	5.0	5.1	5.1
Risk-free interest rate	0.7%	1.6%	1.8%
Volatility	31%	30%	33%
Dividend yield	0.8%	0.8%	0.9%
Weighted-average fair value per share	$7.99	$9.30	$6.61

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $1.4 billion, $622 million and $1.3 billion for fiscal 2013, 2012 and 2011, respectively. The aggregate intrinsic value of options exercised and vesting of restricted stock-based awards was $1.3 billion, $587 million and $1.1 billion for fiscal 2013, 2012 and 2011, respectively. In connection with these exercises and vesting of restricted stock-based awards, the tax benefits realized by us were $410 million, $182 million and $325 million for fiscal 2013, 2012 and 2011, respectively. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $241 million, $97 million and $215 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2013, 2012 and 2011, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2013, 64 million shares were reserved for future issuances under the Purchase Plan. We issued 3 million shares under the Purchase Plan in fiscal 2013 and 4 million shares in each of fiscal 2012 and 2011.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $353 million, $344 million and $312 million for fiscal 2013, 2012 and 2011, respectively. The number of plan participants in our benefit plans has generally increased in recent years primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $129 million, $125 million and $119 million in fiscal 2013, 2012 and 2011, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $320 million as of May 31, 2013 and were each approximately $264 million as of May 31, 2012 and were presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $81 million, $55 million and $76 million for fiscal 2013, 2012 and 2011, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2013 was $734 million and $364 million, respectively, and as of May 31, 2012 was $691 million and $297 million, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

15.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2013	2012	2011
Domestic	$6,614	$6,284	$6,378
Foreign	7,284	6,678	5,033

Income before provision for income taxes	$13,898	$12,962	$11,411

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2013	2012	2011
Current provision:
Federal	$1,720	$1,611	$1,817
State	254	257	263
Foreign	1,116	1,104	1,037

Total current provision	$3,090	$2,972	$3,117

Deferred (benefit) provision:
Federal	$(179)	$267	$(179)
State	82	14	14
Foreign	(20)	(272)	(88)

Total deferred (benefit) provision	$(117)	$9	$(253)

Total provision for income taxes	$2,973	$2,981	$2,864

Effective income tax rate	21.4%	23.0%	25.1%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2013	2012	2011
Tax provision at statutory rate	$4,865	$4,537	$3,994
Foreign earnings at other than United States rates	(1,637)	(1,474)	(1,125)
State tax expense, net of federal benefit	299	171	188
Settlements and releases from judicial decisions and statute expirations, net	(144)	(132)	(53)
Domestic production activity deduction	(155)	(178)	(206)
Other, net	(255)	57	66

Total provision for income taxes	$2,973	$2,981	$2,864

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2013	2012
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Acquired intangible assets	(1,795)	(1,974)
Unremitted earnings	(249)	(322)

Total deferred tax liabilities	$(2,174)	$(2,426)

Deferred tax assets:
Accruals and allowances	$481	$609
Employee compensation and benefits	997	905
Differences in timing of revenue recognition	158	196
Depreciation and amortization	243	253
Tax credit and net operating loss carryforwards	2,706	2,537
Other	44	50

Total deferred tax assets	$4,629	$4,550

Valuation allowance	$(999)	$(728)

Net deferred tax assets	$1,456	$1,396

Recorded as:
Current deferred tax assets	$974	$877
Non-current deferred tax assets	766	595
Current deferred tax liabilities (in other current liabilities)	(111)	(28)
Non-current deferred tax liabilities (in other non-current liabilities)	(173)	(48)

Net deferred tax assets	$1,456	$1,396

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. During the third quarter of fiscal 2012, we increased the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States. If these subsidiaries generate sufficient earnings in the future, our provision for income taxes may continue to be favorably affected to a meaningful extent, although any such favorable effects could be significantly reduced under a variety of circumstances. At May 31, 2013, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $26.2 billion and $6.9 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2013, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $8.0 billion and $2.2 billion, respectively.

Our net deferred tax assets were $1.5 billion and $1.4 billion as of May 31, 2013 and 2012, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $999 million and $728 million at May 31, 2013 and 2012, respectively. Substantially all of the valuation allowances as of May 31, 2013 and 2012 relate to tax assets established in purchase accounting. Any subsequent

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2013, we had federal net operating loss carryforwards of approximately $1.2 billion. These losses expire in various years between fiscal 2016 and fiscal 2032, and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $2.6 billion at May 31, 2013, which expire between fiscal 2014 and fiscal 2032, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.8 billion at May 31, 2013, which are subject to limitations on their utilization. Approximately $1.5 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $274 million, expire between fiscal 2014 and fiscal 2033. We had tax credit carryforwards of approximately $1.1 billion at May 31, 2013, which are subject to limitations on their utilization. Approximately $571 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $554 million, expire in various years between fiscal 2014 and fiscal 2033.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2013	2012	2011
Gross unrecognized tax benefits as of June 1	$3,276	$3,160	$2,527
Increases related to tax positions from prior fiscal years	279	99	128
Decreases related to tax positions from prior fiscal years	(125)	(169)	(102)
Increases related to tax positions taken during current fiscal year	312	522	639
Settlements with tax authorities	(71)	(187)	(23)
Lapses of statutes of limitation	(71)	(84)	(53)
Other, net	1	(65)	44

Total gross unrecognized tax benefits as of May 31	$3,601	$3,276	$3,160

As of May 31, 2013, $3.6 billion of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $31 million, $46 million and $22 million during fiscal 2013, 2012 and 2011, respectively. Interest and penalties accrued as of May 31, 2013 and 2012 were $666 million and $683 million, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2012. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, transfer pricing, extraterritorial income exemptions, domestic production activity, stock-based compensation and research and development credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2013, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $381 million ($280 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2000 and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2013, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $125 million ($93 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing. Other issues are related to years with expiring statutes of limitation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1998.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

The new software licenses and cloud software subscriptions line of business is engaged in licensing our database and middleware software and our applications software, and providing access to a broad range of our software offerings on a subscription basis through a cloud-based computing environment. Database and middleware software generally includes database and database management software; application server and cloud application software; Service-Oriented Architecture and business process management software; business intelligence software; identity and access management software; data integration software; web experience management, portals, content management and social network software; and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software provides enterprise information that enables companies to manage and automate core business functions. Oracle Applications address specific business and industry requirements including human capital and talent management; customer experience and customer relationship management; financial management and governance, risk and compliance; procurement; project portfolio management; supply chain management; business analytics and enterprise performance management; and industry-specific applications. Oracle Cloud is a comprehensive set of cloud service offerings that is designed to provide customers and partners with access to application services, social networking services, platform services and common infrastructure services on a subscription basis that we manage, host and support.

The software license updates and product support line of business provides customers with rights to software product upgrades and maintenance releases, patches released, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of servers, storage, networking, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including public and private cloud computing environments. As a part of this line of business, we offer our Oracle Engineered Systems, including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, Oracle SPARC SuperCluster, Oracle Database Appliance, and Oracle Big Data Appliance, which are the core building blocks for Oracle’s data center and cloud computing products and services.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Our hardware systems support line of business provides customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting, managed cloud services and education services. Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Oracle managed cloud services provide comprehensive software and hardware management and maintenance services including deployment, management, monitoring, patching, security and upgrade services for customers hosted at our Oracle data center facilities, select partner data centers, or physically on-premise at customer facilities. Additionally, we provide support services, both on-premise and remote, to our customers to enable increased performance and higher availability of their products and services. Education services provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

Certain costs have been reclassified in the fiscal 2013, 2012 and 2011 periods presented to align with our current line of business management structure.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Year Ended May 31,
(in millions)	2013	2012	2011
New software licenses and cloud software subscriptions:
Revenues(1)	$10,350	$9,910	$9,220
Sales and distribution expenses	5,536	5,198	4,746

Margin(2)	$4,814	$4,712	$4,474
Software license updates and product support:
Revenues(1)	$17,156	$16,258	$14,876
Software license updates and product support expenses	1,080	1,116	1,144

Margin(2)	$16,076	$15,142	$13,732
Total software business:
Revenues(1)	$27,506	$26,168	$24,096
Expenses	6,616	6,314	5,890

Margin(2)	$20,890	$19,854	$18,206
Hardware systems products:
Revenues	$3,033	$3,827	$4,382
Hardware systems products expenses	1,498	1,841	2,061
Sales and distribution expenses	885	1,050	960

Margin(2)	$650	$936	$1,361
Hardware systems support:
Revenues(1)	$2,327	$2,505	$2,710
Hardware systems support expenses	857	1,006	1,221

Margin(2)	$1,470	$1,499	$1,489
Total hardware systems business:
Revenues(1)	$5,360	$6,332	$7,092
Expenses	3,240	3,897	4,242

Margin(2)	$2,120	$2,435	$2,850
Total services business:
Revenues(1)	$4,387	$4,721	$4,662
Services expenses	3,416	3,605	3,674

Margin(2)	$971	$1,116	$988
Totals:
Revenues(1)	$37,253	$37,221	$35,850
Expenses	13,272	13,816	13,806

Margin(2)	$23,981	$23,405	$22,044

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $45 million and $22 million for fiscal 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $14 million, $48 million and $80 million for fiscal 2013, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $14 million, $30 million and $148 million for fiscal 2013, 2012 and 2011, respectively. See Note 10 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2013	2012	2011
Total revenues for operating segments	$37,253	$37,221	$35,850
New software licenses and cloud software subscriptions revenues(1)	(45)	(22)	—
Software license updates and product support revenues(1)	(14)	(48)	(80)
Hardware systems support revenues(1)	(14)	(30)	(148)

Total revenues	$37,180	$37,121	$35,622

Total margin for operating segments	$23,981	$23,405	$22,044
New software licenses and cloud software subscriptions revenues(1)	(45)	(22)	—
Software license updates and product support revenues(1)	(14)	(48)	(80)
Hardware systems support revenues(1)	(14)	(30)	(148)
Product development	(4,321)	(4,050)	(4,089)
Marketing and partner program expenses	(591)	(581)	(601)
Corporate, general and administrative and information technology expenses	(1,417)	(1,491)	(1,404)
Amortization of intangible assets	(2,385)	(2,430)	(2,428)
Acquisition related and other	604	(56)	(208)
Restructuring	(352)	(295)	(487)
Stock-based compensation	(722)	(626)	(500)
Interest expense	(797)	(766)	(808)
Other, net	(29)	(48)	120

Income before provision for income taxes	$13,898	$12,962	$11,411

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $45 million and $22 million for fiscal 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $14 million, $48 million and $80 million for fiscal 2013, 2012 and 2011, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $14 million, $30 million and $148 million for fiscal 2013, 2012 and 2011, respectively. See Note 10 for an explanation of these adjustments.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2013, 2012 or 2011.

	As of and for the Year Ended May 31,
	2013		2012		2011
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$16,003	$2,921	$15,767	$2,468	$15,274	$2,359
United Kingdom	2,165	203	2,302	171	2,200	168
Japan	1,770	428	1,865	550	1,731	551
Germany	1,308	44	1,484	47	1,475	29
Canada	1,232	34	1,234	37	1,174	16
Australia	1,084	54	1,163	38	1,041	34
France	1,054	17	1,162	16	1,145	15
Other countries	12,564	814	12,144	741	11,582	661

Total	$37,180	$4,515	$37,121	$4,068	$35,622	$3,833

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2013	2012	2011
Net income	$10,925	$9,981	$8,547

Weighted average common shares outstanding	4,769	5,015	5,048
Dilutive effect of employee stock plans	75	80	80

Dilutive weighted average common shares outstanding	4,844	5,095	5,128

Basic earnings per share	$2.29	$1.99	$1.69
Diluted earnings per share	$2.26	$1.96	$1.67
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	208	110	57

(1)

These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future. See Note 14 for information regarding the exercise prices of our outstanding, unexercised options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior court orders. We recorded a $306 million non-current receivable, included in other assets, in our consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. The SAP Defendants subsequently dismissed their appeal. Oracle’s appeal has been fully briefed. The appellate court has not yet scheduled a date for oral argument.

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers. Oracle has announced that it is appealing this decision. The issues of breach, HP’s performance, causation and damages, HP’s tort claims, and Oracle’s cross-claims will all be tried before a jury. As of April 8, 2013, the trial is stayed pending Oracle’s appeal of the court’s denial of its anti-SLAPP motion. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2013

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

The parties in the derivative and Writ of Mandate actions discussed above have reached a tentative settlement of these actions, under which Oracle will continue or implement certain corporate governance measures, which shall remain in place for three years, and Oracle will pay, or cause Oracle’s insurers to pay, plaintiffs’ attorneys’ fees and costs up to $1.9 million. The settlement is subject to court approval, and a hearing on whether the court will approve the settlement is scheduled for July 11, 2013.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Delaware Court of Chancery and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. At an August 22, 2012, hearing, the court dismissed certain claims but permitted certain claims for breach of fiduciary duty to proceed. On May 3, 2013, plaintiffs filed an amended complaint. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against one former director and all but two of our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Plaintiffs seek declaratory relief, rescission of the Pillar Data transaction, damages, disgorgement of our Chief Executive Officer’s alleged profits, disgorgement of all compensation earned by defendants as a result of their service on Oracle’s Board or any committee of the Board, and an award of attorneys’ fees and costs. The parties currently are finishing fact discovery, and are conducting expert discovery.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginnning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2011	$305	$164	$(113)	$16	$372

May 31, 2012	$372	$92	$(107)	$(34)	$323

May 31, 2013	$323	$118	$(167)	$22	$296

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 26, 2013	By:	/s/ LAWRENCE J. ELLISON
Lawrence J. Ellison
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2013

/s/ SAFRA A. CATZ Safra A. Catz	President, Chief Financial Officer and Director (Principal Financial Officer)	June 26, 2013

/s/ WILLIAM COREY WEST William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 26, 2013

/s/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors	June 26, 2013

/s/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 26, 2013

/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 26, 2013

/s/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 26, 2013

/s/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 26, 2013

/s/ GEORGE H. CONRADES George H. Conrades	Director	June 26, 2013

/s/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 26, 2013

/s/ MARK V. HURD Mark V. Hurd	President and Director	June 26, 2013

/s/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 26, 2013

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By
3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Form of Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Form of New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 3.75% Note due 2014, 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.08	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.09	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.10	Forms of 1.20% Note due 2017 and 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Notes	8-K	000-51788	4.10	10/25/12	Oracle Corporation

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on November 7, 2012	10-Q	000-51788	10.03	12/21/12	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 6, 2010	8-K	000-51788	10.30	10/13/10	Oracle Corporation

10.05*	Form of Stock Option Agreements under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	000-51788	10.05	12/23/11	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-51788	10.06	12/23/11	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08	Form of Commercial Paper Dealer Agreement relating to the $3,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

10.09	Issuing and Paying Agency Agreement between Oracle Corporation and JPMorgan Chase Bank, National Association dated as of April 23, 2013	8-K	000-51788	10.09	4/26/13	Oracle Corporation

10.10*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.11*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.12*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.13*	Sun Microsystems, Inc. 2007 Omnibus Incentive Plan	10-Q	000-15086	10.1	2/6/08	Sun Microsystems, Inc.

10.14	$3,000,000,000 5-Year Revolving Credit Agreement dated as of April 22, 2013 among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.14	4/26/13	Oracle Corporation

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended May 31, 2013, 2012 and 2011 (iii) Consolidated Statements of Comprehensive Income for the years ended May 31, 2013, 2012 and 2011 (iv) Consolidated Statements of Equity for the years ended May 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended May 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II						X

*	Indicates management contract or compensatory plan or arrangement