Form 10-Q
period 2013-08-31
ORACLE CORP
filed 2013-09-20
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35992

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

The number of shares of registrant’s common stock outstanding as of September 13, 2013 was: 4,557,459,000.

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

•

our expectation to incur the majority of the remaining expenses pursuant to the Fiscal 2013 Oracle Restructuring Plan through the remainder of fiscal 2014 and our expectation to improve efficiencies in our operations that will impact our Fiscal 2013 Oracle Restructuring Plan;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2014, which runs from June 1, 2013 to May 31, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2013 and May 31, 2013

(Unaudited)

(in millions, except per share data)	August 31, 2013	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,664	$14,613
Marketable securities	19,440	17,603
Trade receivables, net of allowances for doubtful accounts of $285 and $296 as of August 31, 2013 and May 31, 2013, respectively	3,450	6,049
Inventories	243	240
Deferred tax assets	937	974
Prepaid expenses and other current assets	1,723	2,213

Total current assets	45,457	41,692

Non-current assets:
Property, plant and equipment, net	3,052	3,053
Intangible assets, net	6,914	6,640
Goodwill	27,965	27,343
Deferred tax assets	722	766
Other assets	2,296	2,318

Total non-current assets	40,949	40,120

Total assets	$86,406	$81,812

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,533	$—
Accounts payable	367	419
Accrued compensation and related benefits	1,425	1,851
Income taxes payable	571	911
Deferred revenues	8,524	7,118
Other current liabilities	2,106	2,573

Total current liabilities	14,526	12,872

Non-current liabilities:
Notes payable and other non-current borrowings	22,575	18,494
Income taxes payable	3,860	3,899
Other non-current liabilities	1,459	1,402

Total non-current liabilities	27,894	23,795

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,569 shares and 4,646 shares as of August 31, 2013 and May 31, 2013, respectively	19,055	18,893
Retained earnings	24,830	25,854
Accumulated other comprehensive loss	(344)	(99)

Total Oracle Corporation stockholders’ equity	43,541	44,648
Noncontrolling interests	445	497

Total equity	43,986	45,145

Total liabilities and equity	$86,406	$81,812

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2013 and 2012

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2013	2012
Revenues:
New software licenses and cloud software subscriptions	$1,653	$1,574
Software license updates and product support	4,431	4,140

Software revenues	6,084	5,714
Hardware systems products	669	779
Hardware systems support	592	574

Hardware systems revenues	1,261	1,353
Services revenues	1,027	1,114

Total revenues	8,372	8,181

Operating expenses:
Sales and marketing(1)	1,708	1,545
Software license updates and product support(1)	288	283
Hardware systems products(1)	330	384
Hardware systems support(1)	209	224
Services(1)	806	884
Research and development	1,237	1,201
General and administrative	260	275
Amortization of intangible assets	595	619
Acquisition related and other	10	(258)
Restructuring	56	145

Total operating expenses	5,499	5,302

Operating income	2,873	2,879
Interest expense	(217)	(188)
Non-operating income, net	7	11

Income before provision for income taxes	2,663	2,702
Provision for income taxes	472	668

Net income	$2,191	$2,034

Earnings per share:
Basic	$0.48	$0.42

Diluted	$0.47	$0.41

Weighted average common shares outstanding:
Basic	4,608	4,867

Diluted	4,674	4,939

Dividends declared per common share	$0.12	$0.06

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2013 and 2012

(Unaudited)

	Three Months Ended August 31,
(in millions)	2013	2012
Net income	$2,191	$2,034
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(187)	67
Net unrealized gains on defined benefit plans	3	5
Net unrealized (losses) gains on marketable securities	(29)	127
Net unrealized losses on cash flow hedges	(32)	—

Total other comprehensive (loss) income, net	(245)	199

Comprehensive income	$1,946	$2,233

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2013 and 2012

(Unaudited)

	Three Months Ended August 31,
(in millions)	2013	2012
Cash Flows From Operating Activities:
Net income	$2,191	$2,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150	127
Amortization of intangible assets	595	619
Deferred income taxes	(101)	64
Stock-based compensation	200	193
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	67	120
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(40)	(62)
Other, net	17	37
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,707	2,630
Decrease in inventories	5	10
Decrease (increase) in prepaid expenses and other assets	366	(72)
Decrease in accounts payable and other liabilities	(994)	(943)
Decrease in income taxes payable	(313)	(329)
Increase in deferred revenues	1,442	1,243

Net cash provided by operating activities	6,292	5,671

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(8,549)	(6,804)
Proceeds from maturities and sales of marketable securities and other investments	6,515	6,794
Acquisitions, net of cash acquired	(1,314)	(361)
Capital expenditures	(153)	(139)

Net cash used for investing activities	(3,501)	(510)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(2,968)	(3,076)
Proceeds from issuances of common stock	285	517
Payments of dividends to stockholders	(554)	(292)
Proceeds from borrowings, net of issuance costs	5,566	—
Repayments of borrowings	—	(1,700)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	40	62
Distributions to noncontrolling interests	(28)	(31)

Net cash provided by (used for) financing activities	2,341	(4,520)

Effect of exchange rate changes on cash and cash equivalents	(81)	71

Net increase in cash and cash equivalents	5,051	712
Cash and cash equivalents at beginning of period	14,613	14,955

Cash and cash equivalents at end of period	$19,664	$15,667

Non-cash financing transactions:
Increase (decrease) in unsettled repurchases of common stock	$30	$(1)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2014.

There have been no significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 that have had a significant impact on our consolidated financial statements or notes thereto.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect our consolidated total revenues, consolidated operating income or consolidated net income.

New Software Licenses and Cloud Software Subscriptions Revenues

New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our applications software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Our new software licenses and cloud software subscriptions revenues for the three months ended August 31, 2013 and 2012 were as follows:

	Three Months Ended August 31,
(in millions)	2013	2012
New software licenses	$1,399	$1,371
Cloud software subscriptions	254	203

Total new software licenses and cloud software subscriptions revenues	$1,653	$1,574

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net. Stock-based compensation included in acquisition related and other expenses resulted from unvested options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

	Three Months Ended August 31,
(in millions)	2013	2012
Transitional and other employee related costs	$6	$10
Stock-based compensation	2	17
Professional fees and other, net	3	(301)
Business combination adjustments, net	(1)	16

Total acquisition related and other expenses	$10	$(258)

Included in acquisition related and other expenses for the three months ended August 31, 2012 was a benefit related to certain litigation of $306 million (see Note 14 for additional information), which reduced acquisition related and other expenses in the first quarter of fiscal 2013.

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

	Three Months Ended August 31,
(in millions)	2013	2012
Interest income	$57	$57
Foreign currency losses, net	(35)	(26)
Noncontrolling interests in income	(17)	(33)
Other income, net	2	13

Total non-operating income, net	$7	$11

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended August 31, 2013 and 2012, $828 million and $1.0 billion of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Presentation of Unrecognized Tax Benefits:    In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us in our first quarter of fiscal 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2014 Acquisitions

During the first quarter of fiscal 2014, we acquired certain companies primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually or collectively material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was $1.4 billion, which consisted of cash consideration. We have preliminarily recorded $93 million of net tangible liabilities, related primarily to deferred tax liabilities, $770 million of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $615 million of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during the first quarter of fiscal 2014 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Fiscal 2013 Acquisitions

Acquisition of Acme Packet, Inc.

On March 28, 2013, we completed our acquisition of Acme Packet, Inc. (Acme Packet), a provider of session border control technology. We have included the financial results of Acme Packet in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Acme Packet was approximately $2.1 billion, which consisted of approximately $2.1 billion in cash and $12 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $258 million of net tangible assets, $525 million of identifiable intangible assets, and $45 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Acme Packet, Eloqua and certain other companies that we acquired since the beginning of fiscal 2013 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2013. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2013. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2013.

The unaudited pro forma financial information for the three months ended August 31, 2013 combined the historical results of Oracle for the three months ended August 31, 2013, the historical results of certain other companies that we acquired since the beginning of fiscal 2014 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three months ended August 31, 2012 combined the historical results of Oracle for the three months ended August 31, 2012, the historical results of Acme Packet for the three months ended September 30, 2012 (due to differences in reporting periods), the historical results of Eloqua for the three months ended September 30, 2012 (due to differences in reporting periods), the historical results of certain other companies that we acquired since the beginning of fiscal 2013 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended August 31,
(in millions, except per share data)	2013	2012
Total revenues	$8,378	$8,413
Net income	$2,170	$2,007
Basic earnings per share	$0.47	$0.41
Diluted earnings per share	$0.46	$0.41

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	August 31, 2013			May 31, 2013
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commercial paper debt securities	$—	$15,978	$15,978	$—	$14,043	$14,043
Corporate debt securities and other	149	7,771	7,920	246	4,689	4,935
Derivative financial instruments	—	35	35	—	41	41

Total assets	$149	$23,784	$23,933	$246	$18,773	$19,019

Liabilities:
Derivative financial instruments	$—	$15	$15	$—	$—	$—

Our marketable securities investments consisted of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of August 31, 2013 and May 31, 2013, approximately 83% and 91%, respectively, of our marketable securities investments mature within one year and 17% and 9%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $24.1 billion and $18.5 billion of borrowings, which consisted of senior notes that were outstanding as of August 31, 2013 and May 31, 2013, respectively, the estimated fair values of our borrowings using Level 2 inputs at August 31, 2013 and May 31, 2013 were $25.5 billion and $20.7 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	August 31, 2013	May 31, 2013
Raw materials	$135	$114
Work-in-process	34	31
Finished goods	74	95

Total	$243	$240

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2014 and the net book value of intangible assets at August 31, 2013 and May 31, 2013 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2013	Additions	August 31, 2013	May 31, 2013	Expense	August 31, 2013	May 31, 2013	August 31, 2013
Software support agreements and related relationships	$5,298	$—	$5,298	$(3,912)	$(145)	$(4,057)	$1,386	$1,241	N.A.
Hardware systems support agreements and related relationships	817	152	969	(387)	(35)	(422)	430	547	9 years
Developed technology	7,466	571	8,037	(5,477)	(190)	(5,667)	1,989	2,370	8 years
Core technology	2,579	—	2,579	(1,938)	(83)	(2,021)	641	558	N.A.
Customer relationships and contract backlog	2,435	45	2,480	(1,637)	(92)	(1,729)	798	751	6 years
Cloud software subscriptions and related relationships	1,227	—	1,227	(155)	(32)	(187)	1,072	1,040	N.A.
Trademarks	635	29	664	(356)	(18)	(374)	279	290	11 years

Total intangible assets subject to amortization	20,457	797	21,254	(13,862)	(595)	(14,457)	6,595	6,797	8 years
In-process research and development	45	72	117	—	—	—	45	117	N.A.

Total intangible assets, net	$20,502	$869	$21,371	$(13,862)	$(595)	$(14,457)	$6,640	$6,914

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2014.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

Total amortization expense related to our intangible assets was $595 million and $619 million for the three months ended August 31, 2013 and 2012, respectively. As of August 31, 2013, estimated future amortization expenses related to intangible assets were as follows (dollars in millions):

Remainder of Fiscal 2014	$1,637
Fiscal 2015	1,763
Fiscal 2016	1,193
Fiscal 2017	622
Fiscal 2018	496
Fiscal 2019	411
Thereafter	675

Total intangible assets subject to amortization	6,797
In-process research and development	117

Total intangible assets, net	$6,914

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2013 were as follows:

(Dollars in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2013	$10,533	$12,474	$1,259	$3,077	$27,343
Allocation of goodwill(1)	875	—	380	(1,255)	—
Goodwill from acquisitions	—	—	—	615	615
Goodwill adjustments(2)	3	—	2	2	7

Balances as of August 31, 2013	$11,411	$12,474	$1,641	$2,439	$27,965

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

(2)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(3)

Represents goodwill allocated to our other operating segments and approximately $615 million of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2013, we issued €2.0 billion ($2.7 billion as of August 31, 2013) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125% notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We issued the Euro Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

In connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed rate, Euro denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed rate, U.S. Dollar denominated debt of $1.6 billion

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

with an annual interest rate of 3.53% (see Note 9 for additional information). Further, we designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Refer to Note 9 for additional information.

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (2019 Notes) and $1.0 billion of 3.625% notes due July 2023 (2023 Notes). The 2019 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 0.58% (0.85% as of August 31, 2013) with interest payable quarterly. We issued these senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

The effective interest yield of the 2019 Notes was 2.44% and interest is payable semi-annually. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2019 Notes so that the interest payable on these notes effectively became variable (0.92% at August 31, 2013; see Note 9 for additional information). The effective interest yield of the 2021 Notes was 2.33% (3.53% after the economic effects of the cross-currency swap agreements described above and in Note 9) and interest is payable annually. The effective interest yields of the 2023 Notes and 2025 Notes at August 31, 2013 were 3.73% and 3.17%, respectively. Interest on the 2023 Notes is payable semi-annually whereas interest on the 2025 Notes is payable annually. We may redeem some or all of the 2019 Notes, 2021 Notes, 2023 Notes, and 2025 Notes (collectively, the Senior Notes) prior to their maturity subject to the payment of an applicable make-whole premium. The 2019 Floating Rate Notes may not be redeemed prior to their maturity.

The Senior Notes and the 2019 Floating Rate Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program and all existing and future unsecured senior indebtedness of Oracle Corporation (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 for further information on our commercial paper program and other borrowings). All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and the 2019 Floating Rate Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at August 31, 2013.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2013 Restructuring Plan). Our management subsequently amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $54 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first quarter of fiscal 2014 and we expect to incur the majority of the estimated remaining $326 million through the remainder of fiscal 2014. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2013(2)	Three Months Ended August 31, 2013				Accrued August 31, 2013(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$16	$22	$—	$(20)	$—	$18	$99	$158
Software license updates and product support	1	3	—	(3)	—	1	10	24
Hardware systems business	24	16	(2)	(21)	1	18	108	238
Services	18	12	(1)	(12)	—	17	78	166
General and administrative and other	12	8	(4)	(8)	(1)	7	84	119

Total Fiscal 2013 Oracle Restructuring Plan	$71	$61	$(7)	$(64)	$—	$61	$379	$705

Total other restructuring plans(6)	$179	$6	$(4)	$(13)	$—	$168

Total restructuring plans	$250	$67	$(11)	$(77)	$—	$229

(1)	Restructuring costs recorded for individual line items presented related to employee severance costs.

(2)

The balances at August 31, 2013 and May 31, 2013 included $150 million and $160 million, respectively, recorded in other current liabilities, and $79 million and $90 million, respectively, recorded in other non-current liabilities.

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2013	May 31, 2013
Software license updates and product support	$7,073	$5,705
Hardware systems support and other	783	706
Services	390	381
New software licenses and cloud software subscriptions	278	326

Deferred revenues, current	8,524	7,118
Deferred revenues, non-current (in other non-current liabilities)	347	312

Total deferred revenues	$8,871	$7,430

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses and cloud software subscriptions revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

customer payments made in advance for time-based arrangements including cloud software subscriptions offerings that are typically billed in advance and recognized over the corresponding contractual term, and software license transactions that cannot be segmented from undelivered consulting or other services.

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

Fair Value Hedges—Interest Rate Swap Agreements

In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. In September 2009, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2019 Notes and 2014 Notes that the interest rate swap agreements pertain to match, including the notional amounts and maturity dates.

We have designated the aforementioned interest rate swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of certain of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in prepaid expenses and other current assets or other current liabilities for the 2014 Notes, and other assets or other non-current liabilities for the 2019 Notes in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable, current and other current borrowings for the 2014 Notes, and notes payable and other non-current borrowings for the 2019 Notes. The periodic interest settlements for the interest rate swap agreements for the 2014 Notes and 2019 Notes are recorded as interest expense.

We do not use any interest rate swap agreements for trading purposes.

Cash Flow Hedges—Cross Currency Swap Agreements

In connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro denominated 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the 2021 Notes by fixing the principal amount of the 2021 Notes at

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

$1.6 billion with an annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. The critical terms of the cross-currency swap agreements correspond to the 2021 Notes, including the annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the 2021 Notes.

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro based 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the three months ended August 31, 2013.

We do not use any cross-currency swap agreements for trading purposes.

Net Investment Hedge—Foreign Currency Borrowings

In July 2013, we designated our Euro based 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro based 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the three months ended August 31, 2013.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 for additional information regarding these contracts). As of August 31, 2013 and May 31, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.8 billion and $3.0 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $768 million and $1.1 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at August 31, 2013 and May 31, 2013. Included in our non-operating income, net were $68 million of net gains and $33 million of net losses related to these forward contracts for the three months ended August 31, 2013 and 2012, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

The effects of derivative and non-derivative instruments designated as hedges on our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

	August 31, 2013		May 31, 2013
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other non-current liabilities	$(15)	Not applicable	$—

Interest rate swap agreements designated as fair value hedges	Prepaid expenses and other current assets	$33	Other assets	$41

Cross-currency swap agreements designated as cash flow hedges	Other assets	$2	Not applicable	$—

Foreign currency borrowings designated as net investment hedge	Notes payable and other non-current borrowings	$(994)	Not applicable	$—

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCL (Effective Portion)	Location and Amount of Gain Reclassified from Accumulated OCL into Income (Effective Portion)
(in millions)	Three Months Ended August 31, 2013		Three Months Ended August 31, 2013
Cross-currency swap agreements designated as cash flow hedges	$2	Non-operating income, net	$34

Foreign currency borrowings designated as net investment hedge	$(13)	Not applicable	$—

	Location and Amount of (Loss) Recognized in Income on Derivative			Location and Amount of Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended August 31,			Three Months Ended August 31,
(in millions)		2013	2012		2013	2012
Interest rate swap agreements designated as fair value hedges	Interest expense	$(23)	$(4)	Interest expense	$23	$4

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $11.1 billion remained available for stock repurchases as of August 31, 2013 pursuant to our stock repurchase program. We repurchased 92.8 million shares for $3.0 billion during the three months ended August 31, 2013 (including 4.4 million shares for $139 million that were repurchased but not settled) and 104.2 million shares for $3.1 billion during the three months ended August 31, 2012 under the stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

payments, our debt repayment obligations or repurchase of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

In the first quarter of fiscal 2014, our Board of Directors declared a cash dividend of $0.12 per share of our outstanding common stock, which we paid during the same period.

In September 2013, our Board of Directors declared a quarterly cash dividend of $0.12 per share of our outstanding common stock payable on October 29, 2013 to stockholders of record as of the close of business on October 8, 2013. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2013	2012
Sales and marketing	$41	$37
Software license updates and product support	6	5
Hardware systems products	2	—
Hardware systems support	3	1
Services	7	9
Research and development	97	83
General and administrative	42	41
Acquisition related and other	2	17

Total stock-based compensation	$200	$193

During the first quarter of fiscal 2014, we issued 114 million stock options (including our annual grant of stock options). These stock option-based award issuances were partially offset by forfeitures and cancellations of 7 million shares during the first quarter of fiscal 2014.

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three months ended August 31, 2013 and 2012:

	Three Months Ended August 31,
	2013	2012
Expected life (in years)	5.1	5.1
Risk-free interest rate	1.4%	0.7%
Volatility	27%	32%
Dividend yield	1.6%	0.8%
Weighted-average fair value per share	$6.63	$7.83

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, acquisition related settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 17.7% and 24.7% for the three months ended August 31, 2013 and 2012, respectively.

Our net deferred tax assets were $1.4 billion and $1.5 billion as of August 31, 2013 and May 31, 2013, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

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

The new software licenses and cloud software subscriptions line of business is engaged in licensing our database and middleware software and our applications software, and providing access to a broad range of our software offerings on a subscription basis through a cloud-based computing environment. Database and middleware software generally include database and database management software; application server and cloud application software; Service-Oriented Architecture and business process management software; business intelligence software; identity and access management software; data integration software; web experience management, portals, content management and social network software; and development tools. Our database and middleware software product offerings also include Java, which is a global software development platform used in a wide range of computers, networks and devices. Applications software provides enterprise information that enables companies to manage and automate core business functions. Oracle Applications address specific business and industry requirements including human capital and talent management; customer experience and customer relationship management; financial management and governance, risk and compliance; procurement; project portfolio management; supply chain management; business analytics and enterprise performance management; and industry-specific applications. Oracle Cloud is a comprehensive set of cloud service offerings that is designed to provide customers and partners with access to application services, social networking services, platform services and common infrastructure services on a subscription basis that we manage, host and support.

The software license updates and product support line of business provides customers with rights to software product upgrades and maintenance releases, patches released, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of servers, storage, networking, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse information technology (IT) environments, including public and private cloud computing environments. As a part of this line of business, we offer our Oracle Engineered Systems, including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, Oracle SPARC SuperCluster, Oracle Database Appliance, and Oracle Big Data Appliance, which are the core building blocks for Oracle’s data center and cloud computing products and services.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

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

Certain costs have been reclassified in the presentation of our segment reporting for the first quarter of fiscal 2013 to align with our current line of business management structure.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended August 31,
(in millions)	2013	2012
New software licenses and cloud software subscriptions:
Revenues(1)	$1,653	$1,589
Sales and distribution expenses	1,264	1,119

Margin(2)	$389	$470
Software license updates and product support:
Revenues(1)	$4,432	$4,145
Software license updates and product support expenses	257	265

Margin(2)	$4,175	$3,880
Total software business:
Revenues(1)	$6,085	$5,734
Expenses	1,521	1,384

Margin(2)	$4,564	$4,350
Hardware systems products:
Revenues	$669	$779
Hardware systems products expenses	329	384
Sales and distribution expenses	217	218

Margin(2)	$123	$177
Hardware systems support:
Revenues(1)	$597	$578
Hardware systems support expenses	201	213

Margin(2)	$396	$365
Total hardware systems business:
Revenues(1)	$1,266	$1,357
Expenses	747	815

Margin(2)	$519	$542
Total services business:
Revenues(1)	$1,030	$1,118
Services expenses	773	848

Margin(2)	$257	$270
Totals:
Revenues(1)	$8,381	$8,209
Expenses	3,041	3,047

Margin(2)	$5,340	$5,162

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

(Unaudited)

the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $3 million and $19 million for the three months ended August 31, 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $1 million and $5 million for the three months ended August 31, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $5 million and $4 million for the three months ended August 31, 2013 and 2012, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2013	2012
Total revenues for operating segments	$8,381	$8,209
New software licenses and cloud software subscriptions revenues(1)	(3)	(19)
Software license updates and product support revenues(1)	(1)	(5)
Hardware systems support revenues(1)	(5)	(4)

Total revenues	$8,372	$8,181

Total margin for operating segments	$5,340	$5,162
New software licenses and cloud software subscriptions revenues(1)	(3)	(19)
Software license updates and product support revenues(1)	(1)	(5)
Hardware systems support revenues(1)	(5)	(4)
Product development	(1,094)	(1,074)
Marketing and partner program expenses	(131)	(128)
Corporate, general and administrative and information technology expenses	(345)	(360)
Amortization of intangible assets	(595)	(619)
Acquisition related and other	(10)	258
Restructuring	(56)	(145)
Stock-based compensation	(198)	(176)
Interest expense	(217)	(188)
Other, net	(22)	—

Income before provision for income taxes	$2,663	$2,702

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $3 million and $19 million for the three months ended August 31, 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $1 million and $5 million for the three months ended August 31, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $5 million and $4 million for the three months ended August 31, 2013 and 2012, respectively. See Note 8 for an explanation of these adjustments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2013

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

	Three Months Ended August 31,
(in millions, except per share data)	2013	2012
Net income	$2,191	$2,034

Weighted average common shares outstanding	4,608	4,867
Dilutive effect of employee stock plans	66	72

Dilutive weighted average common shares outstanding	4,674	4,939

Basic earnings per share	$0.48	$0.42
Diluted earnings per share	$0.47	$0.41
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	289	188

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

August 31, 2013

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

August 31, 2013

(Unaudited)

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

The parties in the derivative and Writ of Mandate actions discussed above have reached a tentative settlement of these actions, under which Oracle will continue or implement certain corporate governance measures, which shall remain in place for three years, and Oracle will pay, or cause Oracle’s insurers to pay, plaintiffs’ attorneys’ fees and costs up to $1.9 million. The court held a preliminary fairness hearing on July 11, 2013, and the court preliminarily approved the settlement at that hearing. A final fairness hearing is scheduled for September 26, 2013.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Delaware Court of Chancery and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. At an August 22, 2012, hearing, the court dismissed certain claims but permitted certain claims for breach of fiduciary duty to proceed. On May 3, 2013, plaintiffs filed an amended complaint. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against one former director and all but two of our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Plaintiffs seek declaratory relief, rescission of the Pillar Data transaction, damages, disgorgement of our Chief Executive Officer’s alleged profits, disgorgement of all compensation earned by defendants as a result of their service on Oracle’s Board or any committee of the Board, and an award of attorneys’ fees and costs. The parties attended a mediation on September 3, 2013, and continue to discuss a possible settlement of this matter. Trial is scheduled for November 18 to 22, 2013.

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

Business Overview

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services that are engineered to work together in the cloud and in the data center. We are a leader in the core technologies of cloud computing, including database and middleware as well as web-based applications, virtualization, clustering and large-scale systems management. We provide cloud services as well as software and hardware products to other cloud service providers, both public and private. Oracle database and middleware software, applications software and hardware systems—including computer server, storage and networking products—are the building blocks of our own cloud services, our partners’ cloud services and our customers’ private cloud environments. Our customers can subscribe to use select Oracle software and hardware products through our cloud offerings, or purchase our software and hardware products and related services to build their own cloud or on-premise information technology (IT) environments. Our strategy is to deliver reliable and scalable products and services that are built upon industry standards and are engineered to work together or independently. We also pursue new or emerging growth opportunities in order to maintain technology leadership. Offering customers a choice in how they use our products and services—while maintaining enterprise-grade reliability, security, and interoperability—is important to our corporate strategy.

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

Software Business

Our software business, which represented 75% of our total revenues on a trailing 4-quarter basis, is comprised of two operating segments: (1) new software licenses and cloud software subscriptions and (2) software license updates and product support. On a constant currency basis, we expect that our software business’ total revenues generally will continue to increase due to continued demand for our software products and subscription offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses and Cloud Software Subscriptions:    We license our database and middleware, as well as our applications software, and provide access to a broad range of our software offerings through cloud software subscriptions contracts. Our software solutions are substantially built on a standards-based, integrated architecture that is designed to help customers reduce the cost and complexity of their IT infrastructure. Our software products are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

The growth in new software licenses and cloud software subscriptions revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software offerings, our acquisitions and foreign currency fluctuations. The substantial majority of our new software licenses transactions are characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses and cloud software subscriptions revenues. Since our new software licenses and cloud software subscriptions revenues in a particular quarter can be difficult to predict as a result of the timing of a few large software license transactions, we believe that analysis of new software licenses and cloud software subscriptions revenues on a trailing 4-quarter period provides additional visibility into the underlying performance of this business segment. New software licenses and cloud software subscriptions revenues represented 28% of our total revenues on a trailing 4-quarter basis. Our cloud software subscriptions contracts are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our new software licenses and cloud software subscriptions segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software licenses and cloud software subscriptions segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud software subscriptions obligations that we assumed in our business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

For certain of our acquired businesses, we recorded adjustments to reduce cloud software subscriptions obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud software subscriptions revenues related to cloud software subscriptions contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $3 million and $19 million for the three months ended August 31, 2013 and 2012, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over their respective contractual periods.

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

Software license updates and product support revenues, which represented 47% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 88% and accounted for 75% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $1 million and $5 million for the three months ended August 31, 2013 and 2012, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 14% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

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

We also offer enterprise x86 servers. These x86 servers are based on microprocessor platforms from Intel Corporation and are also compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 systems are also a core component of many of our Oracle Engineered Systems including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, flash and hardware-related software including file systems software, back-up and archive software and storage management software and networking for mainframe and open systems environments.

Our networking and data center fabric products, including Oracle Virtual Networking, and Oracle InfiniBand and Ethernet technologies, are used with our server and storage products and are integrated into our management tools to help enterprise customers improve infrastructure performance, reduce cost and complexity and simplify storage and server connectivity. We also offer products and services for communications networks including network signaling, policy control and subscriber data management solutions, and session border control technology, amongst others.

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

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, whether customers decide to purchase hardware systems support contracts at or in close proximity to the time of hardware product sale, the percentage of our hardware systems support contract customer base that renews its support contracts and our acquisitions. Substantially all of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $5 million and $4 million for the three months ended August 31, 2013 and 2012, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

Services Business

Our services business is comprised of the remainder of our operating segments and offers consulting services, managed cloud services and education services. Our services business, which represented 11% of our total revenues on a trailing 4-quarter basis, has lower margins than our software and hardware businesses. Our services revenues are impacted by certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues.

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Tekelec Global, Inc. (Tekelec) in the first quarter of fiscal 2014 and Acme Packet, Inc. (Acme Packet) in the fourth quarter of fiscal 2013, amongst others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

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

During the first quarter of fiscal 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 is impacted by our acquisitions, primarily our acquisitions of Tekelec in the first quarter of fiscal 2014 and Acme Packet in the fourth quarter of fiscal 2013.

In our discussion of changes in our results of operations from the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, we quantify the contributions of our acquired products (for the one year period subsequent to the acquisition date) to the growth in new software licenses and cloud software subscriptions revenues, hardware systems products revenues and hardware systems support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2013, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2013 and 2012, our financial statements would reflect reported revenues of $1.33 million in the first quarter of fiscal 2014 (using 1.33 as the month-end average exchange rate for the period) and $1.25 million in the first quarter of fiscal 2013 (using 1.25 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the first quarter of fiscal 2014 and 2013 using the May 31, 2013 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Total Revenues by Geography:
Americas	$4,517	4%	5%	$4,324
EMEA(1)	2,439	2%	0%	2,383
Asia Pacific(2)	1,416	-4%	6%	1,474

Total revenues	8,372	2%	4%	8,181
Total Operating Expenses	5,499	4%	5%	5,302

Total Operating Margin	$2,873	0%	2%	$2,879

Total Operating Margin %	34%			35%
% Revenues by Geography:
Americas	54%			53%
EMEA	29%			29%
Asia Pacific	17%			18%
Total Revenues by Business:
Software	$6,084	6%	8%	$5,714
Hardware Systems	1,261	-7%	-6%	1,353
Services	1,027	-8%	-6%	1,114

Total revenues	$8,372	2%	4%	$8,181

% Revenues by Business:
Software	73%			70%
Hardware Systems	15%			16%
Services	12%			14%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Excluding the effect of unfavorable foreign currency rate fluctuations of 2 percentage points, our total revenues increased by 4% in the first quarter of fiscal 2014 due to an increase in our software business revenues, which was attributable to growth in our new software licenses and cloud software subscriptions revenues due substantially to incremental revenues from our acquisitions, and due to growth in our software license updates and product support revenues. On a constant currency basis, the contribution of our software business revenues to our total revenues growth in the first quarter of fiscal 2014 was partially offset by decreases in revenues from our hardware systems and services businesses. On a constant currency basis, the Americas contributed 75% and Asia Pacific contributed 25% to the increase in total revenues.

Excluding the effect of favorable foreign currency rate fluctuations of 1 percentage point, total operating expenses increased in the first quarter of fiscal 2014 due primarily to a $306 million benefit that we recorded during the first quarter of fiscal 2013 related to certain litigation that decreased our expenses in that period (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information) and an increase in our sales and marketing and research and development expenses, which resulted primarily from higher employee related expenses due to increased headcount. These increases in our total expenses were partially offset by expense decreases in our services business due primarily to lower employee related and external contractor expenses, expense decreases in our hardware systems business due primarily to a reduction in hardware systems products costs associated with lower revenues, a decrease in our restructuring expenses, and a decrease in intangible assets amortization.

Excluding the effect of foreign currency rate fluctuations, our operating margin increased during the first quarter of fiscal 2014 due to the increase in our total revenues. Our operating margin as a percentage of total revenues decreased during the first quarter of fiscal 2014 as our total expenses increased at a faster rate than our total revenues primarily due to the $306 million benefit recorded during the first quarter of fiscal 2013.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended August 31,
(in millions)	2013	2012
New software licenses and cloud software subscriptions deferred revenues(1)	$3	$19
Software license updates and product support deferred revenues(1)	1	5
Hardware systems support deferred revenues(1)	5	4
Amortization of intangible assets(2)	595	619
Acquisition related and other(3)(5)	10	(258)
Restructuring(4)	56	145
Stock-based compensation(5)	198	176
Income tax effects(6)	(298)	(130)

	$570	$580

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud software subscriptions revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million and $19 million for the three months ended August 31, 2013 and 2012, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $5 million for the three months ended August 31, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $5 million and $4 million for the three months ended August 31, 2013 and 2012, respectively.

Approximately $3 million of estimated cloud software subscriptions revenues related to contracts assumed will not be recognized during the remainder of fiscal 2014 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. In addition, approximately $7 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2014 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of August 31, 2013, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2014	$1,637
Fiscal 2015	1,763
Fiscal 2016	1,193
Fiscal 2017	622
Fiscal 2018	496
Fiscal 2019	411
Thereafter	675

Total intangible assets subject to amortization	6,797
In-process research and development	117

Total intangible assets, net	$6,914

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. In the first quarter of fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

(4)

The significant majority of restructuring expenses during the first quarter of fiscal 2014 and 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2013	2012
Sales and marketing	$41	$37
Software license updates and product support	6	5
Hardware systems products	2	—
Hardware systems support	3	1
Services	7	9
Research and development	97	83
General and administrative	42	41

Subtotal	198	176
Acquisition related and other	2	17

Total stock-based compensation	$200	$193

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 21.8% for the first quarter of fiscal 2014 instead of 17.7%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effect of amortization of intangible assets. Income tax effects were calculated reflecting an effective tax rate of 23.4% for the first quarter of fiscal 2013 instead of 24.7%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, due to the disproportionate tax rate impact of discrete items for the quarter, the tax effect of amortization of intangible assets, and differences in jurisdictional tax rates and related tax benefits attributable to our restructuring expenses.

Software Business

Our software business consists of our new software licenses and cloud software subscriptions segment and software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions:    New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our applications software products. Cloud software subscriptions revenues represent fees earned from granting customers access to a broad range of our software offerings on a subscription basis in a secure, standards-based cloud computing environment that includes access, hosting, infrastructure management, the use of software updates, and support. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Expenses associated with our new software licenses and cloud software subscriptions revenues are included in sales and marketing expenses, which are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing cloud software subscriptions services and amortization of intangible assets.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$926	14%	15%	$814
EMEA	388	-4%	-5%	403
Asia Pacific	339	-5%	5%	357

Total revenues	1,653	5%	7%	1,574
Expenses:
Sales and marketing(1)	1,439	12%	14%	1,279
Stock-based compensation	40	7%	7%	37
Amortization of intangible assets(2)	244	-1%	-1%	248

Total expenses	1,723	10%	11%	1,564

Total Margin	$(70)	-781%	-2,008%	$10

Total Margin %	-4%			1%
% Revenues by Geography:
Americas	56%			52%
EMEA	23%			26%
Asia Pacific	21%			22%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions revenues increased by 7% in the first quarter of fiscal 2014 due substantially to incremental revenues from our acquisitions. Excluding the effect of currency rate fluctuations, growth in revenues from the Americas and Asia Pacific regions was partially offset by a decline in revenues from the EMEA region.

In reported currency, our new software licenses revenues were $1.4 billion in each of the first quarters of fiscal 2014 and 2013, respectively. In reported currency, our cloud software subscriptions revenues were $254 million and $203 million in the first quarters fiscal 2014 and 2013, respectively. In constant currency, our new software licenses revenues and our cloud software subscriptions revenues increased by 5% and 26%, respectively, in the first quarter of fiscal 2014 primarily due to incremental revenues from our acquisitions.

In reported currency, our recent acquisitions contributed $81 million of growth to our total new software licenses and cloud software subscriptions revenues during the first quarter of fiscal 2014. In constant currency, our new software licenses and cloud software subscriptions revenues increased over the trailing 4-quarters by 5% primarily due to our acquisitions.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscriptions obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscriptions revenues in the amounts of $3 million and $19 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarter of fiscal 2014 and fiscal 2013, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 10% in the first quarter of fiscal 2014 and represented 23% of our total new software licenses and cloud software subscriptions revenues in the first quarter of fiscal 2014 in comparison to 22% in the first quarter of fiscal 2013.

Excluding the effect of favorable currency rate fluctuations of 1 percentage point, total new software licenses and cloud software subscriptions expenses increased in the first quarter of fiscal 2014 primarily due to higher employee related expenses including higher salaries and variable compensation expenses.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased during the first quarter of fiscal 2014 as our total expenses associated with this segment increased at a faster rate than our total revenues.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Software License Updates and Product Support Revenues:
Americas	$2,425	7%	8%	$2,256
EMEA	1,409	10%	7%	1,279
Asia Pacific	597	-1%	10%	605

Total revenues	4,431	7%	8%	4,140
Expenses:
Software license updates and product support(1)	282	1%	3%	278
Stock-based compensation	6	13%	13%	5
Amortization of intangible assets(2)	206	-2%	-2%	210

Total expenses	494	0%	1%	493

Total Margin	$3,937	8%	9%	$3,647

Total Margin %	89%			88%
% Revenues by Geography:
Americas	55%			55%
EMEA	32%			31%
Asia Pacific	13%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, software license updates and product support revenues increased by 8% in the first quarter of fiscal 2014 as a result of new software licenses sold (with substantially all customers electing to purchase software support contracts) during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 28% and Asia Pacific contributed 16% to the increase in software license updates and product support revenues during the first quarter of fiscal 2014.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $1 million and $5 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarters of fiscal 2014 and 2013, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of favorable foreign currency rate fluctuations of 1 percentage point, total software license updates and product support expenses were flat.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased due to our increase in total revenues associated with this segment.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Hardware Systems Products Revenues:
Americas	$335	-12%	-11%	$380
EMEA	177	-18%	-20%	214
Asia Pacific	157	-15%	-10%	185

Total revenues	669	-14%	-13%	779
Expenses:
Hardware systems products(1)	328	-15%	-14%	384
Sales and marketing(1)	228	0%	0%	229
Stock-based compensation	3	3,076%	3,076%	—
Amortization of intangible assets(2)	83	-6%	-6%	88

Total expenses	642	-8%	-8%	701

Total Margin	$27	-66%	-64%	$78

Total Margin %	4%			10%
% Revenues by Geography:
Americas	50%			49%
EMEA	26%			27%
Asia Pacific	24%			24%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations, hardware systems products revenues decreased in the first quarter of fiscal 2014 primarily due to a reduction in the sales volumes of certain of our legacy product lines, including lower margin products. These revenue decreases were partially offset by increases in hardware revenues attributable to certain of our Oracle Engineered Systems and $47 million of incremental revenues from our acquisitions during the first quarter of fiscal 2014.

Excluding the effect of currency rate fluctuations, total hardware systems products operating expenses declined primarily due to a reduction in hardware systems products costs associated with lower hardware revenues, partially offset by an increase in employee related expenses due to an increase in hardware systems headcount.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of revenues decreased as our total revenues for this segment decreased at a faster rate than our total expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Hardware Systems Support Revenues:
Americas	$304	12%	13%	$272
EMEA	181	-3%	-5%	188
Asia Pacific	107	-7%	2%	114

Total revenues	592	3%	5%	574
Expenses:
Hardware systems support(1)	207	-7%	-6%	223
Stock-based compensation	2	50%	50%	1
Amortization of intangible assets(2)	58	-12%	-12%	65

Total expenses	267	-8%	-7%	289

Total Margin	$325	14%	17%	$285

Total Margin %	55%			50%
% Revenues by Geography:
Americas	51%			47%
EMEA	31%			33%
Asia Pacific	18%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of unfavorable currency rate fluctuations of 2 percentage points, hardware systems support revenues increased in the first quarter of fiscal 2014 primarily due to incremental revenues from our acquisitions, partially offset by reductions in sales volumes of certain of our legacy hardware systems product lines for which we offer hardware systems support.

In reported currency, hardware systems support revenues in the first quarter of fiscal 2014 included incremental revenues of $33 million from our recently acquired companies. As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $5 million and $4 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the first quarters of fiscal 2014 and 2013, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effect of favorable currency rate fluctuations, total hardware systems support expenses decreased in the first quarter of fiscal 2014 primarily due to a reduction in employee related expenses attributable to decreased headcount, reduced service delivery costs due to operational initiatives and lower amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased as our total revenues for this segment increased while our total expenses decreased.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Services Revenues:
Americas	$527	-12%	-12%	$602
EMEA	284	-5%	-7%	299
Asia Pacific	216	2%	12%	213

Total revenues	1,027	-8%	-6%	1,114
Expenses:
Services(1)	799	-9%	-7%	875
Stock-based compensation	7	-21%	-21%	9
Amortization of intangible assets(2)	4	-46%	-46%	8

Total expenses	810	-9%	-8%	892

Total Margin	$217	-2%	-1%	$222

Total Margin %	21%			20%
% Revenues by Geography:
Americas	51%			54%
EMEA	28%			27%
Asia Pacific	21%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, our total services revenues decreased during the first quarter of fiscal 2014 due to revenue decreases in each of our services segments. The largest services revenues decrease in our first quarter of fiscal 2014 was to our consulting segment’s revenues. On a constant currency basis, the decline in our total services revenues in the Americas and EMEA regions was partially offset by an increase in revenues in the Asia Pacific region.

Excluding the effect of currency rate fluctuations, our total services expenses decreased during the first quarter of fiscal 2014 due to expense decreases across all of our services segments, which consisted primarily of decreases in employee related expenses attributable to decreased headcount, lower external contractor costs, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total services margin and total margin as a percentage of total services revenues decreased slightly during the first quarter of fiscal 2014 as our total services revenues decreased at a faster rate than our total services expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Research and development(1)	$1,140	2%	3%	$1,118
Stock-based compensation	97	17%	17%	83

Total expenses	$1,237	3%	4%	$1,201

% of Total Revenues	15%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2014 primarily due to an increase in employee related expenses from increased headcount and higher stock-based compensation.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
General and administrative(1)	$218	-7%	-6%	$234
Stock-based compensation	42	4%	4%	41

Total expenses	$260	-5%	-4%	$275

% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased during the first quarter of fiscal 2014 due primarily to lower variable compensation expenses and reductions in professional fees and certain other net operating expenses, partially offset by slightly higher salaries and benefits expenses due to an increase in headcount.

Amortization of Intangible Assets:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Software support agreements and related relationships	$145	-1%	-1%	$147
Hardware systems support agreements and related relationships	35	21%	21%	29
Developed technology	190	-14%	-14%	220
Core technology	83	1%	1%	82
Customer relationships and contract backlog	92	-8%	-8%	100
Cloud software subscriptions and related relationships	32	28%	28%	25
Trademarks	18	13%	13%	16

Total amortization of intangible assets	$595	-4%	-4%	$619

Amortization of intangible assets decreased during the first quarter of fiscal 2014 as certain of our intangible assets pertaining to our acquisitions of Sun Microsystems, Inc. and certain other companies became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions. Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report has additional information regarding our intangible assets and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Transitional and other employee related costs	$6	-37%	-37%	$10
Stock-based compensation	2	-86%	-86%	17
Professional fees and other, net	3	101%	101%	(301)
Business combination adjustments, net	(1)	-106%	-103%	16

Total acquisition related and other expenses	$10	104%	104%	$(258)

On a constant currency basis, the increase in our acquisition related and other expenses in the first quarter of fiscal 2014 was primarily due to a $306 million benefit that we recorded in the first quarter of fiscal 2013 to professional fees and other, net related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Restructuring expenses	$56	-61%	-62%	$145

Restructuring expenses in the first quarters of fiscal 2014 and 2013 primarily related to our 2013 Restructuring Plan, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our operations. We amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take to improve efficiencies in our operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately $326 million as of August 31, 2013. The majority of the remaining costs are expected to be incurred through the remainder of fiscal 2014. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Interest expense	$217	15%	15%	$188

Interest expense increased in the first quarter of fiscal 2014 due to higher average borrowings resulting from our issuance of $3.0 billion and €2.0 billion of senior notes in July 2013 and our issuance of $5.0 billion of senior notes in October 2012, partially offset by the maturity and repayment of $1.25 billion of senior notes in April 2013 (see Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2014 borrowings).

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Interest income	$57	0%	7%	$57
Foreign currency losses, net	(35)	32%	17%	(26)
Noncontrolling interests in income	(17)	-47%	-47%	(33)
Other income, net	2	-88%	-88%	13

Total non-operating income, net	$7	-40%	36%	$11

On a constant currency basis, our non-operating income, net decreased primarily due to an increase in foreign currency transaction losses and a net decrease in other income, net that was primarily attributable to a reduction in unrealized gains from marketable securities that we designated as trading to support our deferred compensation plan obligations, partially offset by a decrease in noncontrolling interests in income of our majority owned subsidiaries, in each case during the first quarter of fiscal 2014 in comparison to the first quarter of fiscal 2013.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2013	Actual	Constant	2012
Provision for income taxes	$472	-29%	-28%	$668

Effective tax rate	17.7%			24.7%

Provision for income taxes in the first quarter of fiscal 2014 decreased, relative to the provision for income taxes of fiscal 2013, due to a tax favorable change in the jurisdictional mix of our earnings, and the effect of acquisition related settlements with tax authorities.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2013	Change	May 31, 2013
Working capital	$30,931	7%	$28,820
Cash, cash equivalents and marketable securities	$39,104	21%	$32,216

Working capital:    The increase in working capital as of August 31, 2013 in comparison to May 31, 2013 was primarily due to our issuance of €2.0 billion and $3.0 billion of long-term senior notes in July 2013, the favorable impact to our net current assets resulting from our net income during the first quarter of fiscal 2014, and, to a lesser extent, cash proceeds from stock option exercises. This increase was partially offset by the reclassification of $1.5 billion of senior notes due July 2014 from long-term to current, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders, and cash used for acquisitions, all of which occurred during the first quarter of fiscal 2014. Our working capital may be impacted by some of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:     Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2013 in comparison to May 31, 2013 was due to an increase in cash generated from our operating activities, our issuance of €2.0 billion and $3.0 billion of senior notes in July 2013, and to a lesser extent, cash proceeds from stock option exercises. This increase was partially offset by $3.0 billion of repurchases of our common stock, $1.3 billion of net cash paid for acquisitions and the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $29.9 billion held by our foreign subsidiaries as of August 31, 2013, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive (loss) income in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first quarter of fiscal 2014, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of August 31, 2013 relative to what we would have reported using constant currency rates from our May 31, 2013 balance sheet date.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 37 days at August 31, 2013 compared with 50 days at May 31, 2013. The days sales outstanding calculation excluded the impact of revenue adjustments that reduced our acquired cloud software subscriptions obligations, software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding was primarily due to the collection, in our first quarter of fiscal 2014, of large software license and software support balances outstanding as of May 31, 2013.

	Three Months Ended August 31,
(Dollars in millions)	2013	Change	2012
Net cash provided by operating activities	$6,292	11%	$5,671
Net cash used for investing activities	$(3,501)	586%	$(510)
Net cash provided by (used for) financing activities	$2,341	152%	$(4,520)

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

Net cash provided by operating activities increased in the first quarter of fiscal 2014 primarily due to the following, which in each case compares the favorable cash impacts for the first quarter of fiscal 2014 to the first quarter of fiscal 2013: the cash favorable impacts of increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation; improved collections of customer receivables; additional cash inflows associated with arrangements for which revenues were initially deferred at the outset of the arrangements, primarily software support arrangements; and the impact of a $306 million non-cash benefit that we recorded in the first quarter of fiscal 2013.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first quarter of fiscal 2014 due to an increase in cash used for acquisitions, net of cash acquired, and an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities), in each case compared to the first quarter of fiscal 2013.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash provided by financing activities in the first quarter of fiscal 2014 increased in comparison to net cash used for financing activities in the first quarter of fiscal 2013 primarily due to our issuance of €2.0 billion and $3.0 billion of senior notes in July 2013 (no issuances of debt in the first quarter of fiscal 2013) and the repayment of borrowings in the first quarter of fiscal 2013 (we repaid $1.7 billion of short-term borrowings pursuant to certain expired revolving credit facilities in the first quarter of fiscal 2013 in comparison to no repayments during the first quarter of fiscal 2014). These favorable impacts to our financing cash flows during the first quarter of fiscal 2014 were partially offset by an increase in dividends paid and a decrease in proceeds from stock option exercises in each case compared to the first quarter of fiscal 2013.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2013	Change	2012
Net cash provided by operating activities	$14,845	6%	$13,993
Capital expenditures(1)	(664)	6%	(627)

Free cash flow	$14,181	6%	$13,366

Net income	$11,082		$10,175

Free cash flow as percent of net income	128%		131%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our condensed consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $236 million and $146 million, respectively, or approximately 14% and 9%, respectively, of our new software licenses and cloud software subscriptions revenues in the first quarter of fiscal 2014 and 2013, and $34 million and $27 million, respectively, or approximately 5% and 3%, respectively, of our hardware systems products revenues in the first quarters of fiscal 2014 and 2013.

Recent Financing Activities:

Senior Notes:    In July 2013, we issued €2.0 billion ($2.7 billion as of August 31, 2013) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125% notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We are accounting for the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar pursuant to ASC 815, Derivatives and Hedging (ASC 815).

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (2019 Notes) and $1.0 billion of 3.625% notes due July 2023 (2023 Notes, and together with the Floating Rate Notes and 2019 Notes, the U.S. Dollar Notes).

We issued the Euro Notes and the U.S. Dollar Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions. Additional details regarding the Euro Notes, the U.S. Dollar Notes, and related hedge accounting are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Interest Rate Swap Agreements:    In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of August 31, 2013, our 2019 Notes had an effective interest rate of 0.92% after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Cross Currency Swap Agreements:    In July 2013, in connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro denominated 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the 2021 Notes by fixing the principal amount of the 2021 Notes at $1.6 billion with an annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $11.1 billion remained available for stock repurchases as of August 31, 2013 pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    During the first quarter of fiscal 2014, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 other than those items noted under Recent Financing Activities—Senior Notes;—Interest Rate Swap Agreements; and—Cross Currency Swap Agreements above.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2010 has been a weighted average annualized rate of 2.0% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at August 31, 2013, which generally have a 10-year exercise period, approximately 19.8% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2013, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 11.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

In July 2013, we issued €2.0 billion ($2.7 billion as of August 31, 2013) of fixed rate senior notes and $3.0 billion of senior notes comprised of $500 million of floating rate notes and $2.5 billion of fixed rate notes as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $24.1 billion as of August 31, 2013, consisting of $23.6 billion of fixed rate borrowings and $500 million of floating rate borrowings.

In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (2019 Notes) so that the interest payable on the 2019 Notes effectively became variable based on LIBOR. In September 2009, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2019 Notes and 2014 Notes that the interest rate swap agreements pertain to match, including the notional amounts and maturity dates. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of August 31, 2013, our 2014 Notes and 2019 Notes had effective interest rates of 1.34% and 0.92%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of August 31, 2013, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $35 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

Foreign Currency Risk

Foreign Currency Transaction and Translation Risks

In July 2013, we issued €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and we entered into certain cross-currency swap agreements to manage the related foreign exchange risk by effectively converting the fixed-rate Euro denominated debt, including the annual interest payments and the payment of principal at maturity, to a fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the 2021 Notes by fixing the principal amount of the 2021 Notes at $1.6 billion with an annual interest rate of 3.53%.

In July 2013, we also issued €750 million of 3.125% notes due July 2025 (2025 Notes). We designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. As a result, the change in the carrying value of the Euro based 2025 Notes due to fluctuations in foreign currency exchange rates on the effective portion is recorded in accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report. Any remaining change in the carrying value of the 2025 Notes representing the ineffective portion of the net investment hedge is recognized in non-operating income, net. We did not record any ineffectiveness for the three months ended August 31, 2013.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2025 Notes at maturity. If the U.S. Dollar weakened by 10% in comparison to the Euro as of August 31, 2013, our obligation to settle the 2025 Notes in U.S. Dollars would have increased by approximately $100 million.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2014. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for a more complete discussion of the market risks we encounter.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    Based on our management’s evaluation (with the participation of our Chief Executive Officer and our President and Chief Financial Officer), as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and our President and Chief Financial Officer have concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Chief Executive Officer and our President and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls:    Our management, including our Chief Executive Officer and our President and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $11.1 billion remained available for stock repurchases as of August 31, 2013 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2013—June 30, 2013	28.2	$32.69	28.2	$13,204.7
July 1, 2013—July 31, 2013	33.3	$31.71	33.3	$12,147.9
August 1, 2013—August 31, 2013	31.3	$32.58	31.3	$11,127.2

Total	92.8	$32.30	92.8

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

4.11	Forms of 2.25% Note due 2021 and 3.125% Note due 2025, together with Officers’ Certificate setting forth the terms of the Notes	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.12	Forms of Floating Rate Note due 2019, 2.375% Note due 2019 and 3.625% note due 2023, together with Officers’ Certificate setting forth the terms of the Notes	8-K	001-35992	4.12	7/16/13	Oracle Corporation

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2013 and May 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 20, 2013	By:	/s/ SAFRA A. CATZ Safra A. Catz President, Chief Financial Officer and Director

Date: September 20, 2013	By:	/s/ WILLIAM COREY WEST William Corey West Senior Vice President, Corporate Controller and Chief Accounting Officer