Form 10-Q
period 2013-11-30
ORACLE CORP
filed 2013-12-20
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

The number of shares of registrant’s common stock outstanding as of December 13, 2013 was: 4,497,409,000.

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

•

our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any tax settlement will not have a material adverse effect on our consolidated financial position or results of operations;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2013 and May 31, 2013

(Unaudited)

(in millions, except per share data)	November 30, 2013	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,894	$14,613
Marketable securities	22,080	17,603
Trade receivables, net of allowances for doubtful accounts of $292 and $296 as of November 30, 2013 and May 31, 2013, respectively	4,192	6,049
Inventories	234	240
Deferred tax assets	963	974
Prepaid expenses and other current assets	1,889	2,213

Total current assets	44,252	41,692

Non-current assets:
Property, plant and equipment, net	3,039	3,053
Intangible assets, net	6,521	6,640
Goodwill	28,269	27,343
Deferred tax assets	760	766
Other assets	2,397	2,318

Total non-current assets	40,986	40,120

Total assets	$85,238	$81,812

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,525	$—
Accounts payable	408	419
Accrued compensation and related benefits	1,566	1,851
Income taxes payable	543	911
Deferred revenues	6,667	7,118
Other current liabilities	2,401	2,573

Total current liabilities	13,110	12,872

Non-current liabilities:
Notes payable and other non-current borrowings	22,641	18,494
Income taxes payable	3,950	3,899
Other non-current liabilities	1,471	1,402

Total non-current liabilities	28,062	23,795

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,506 shares and 4,646 shares as of November 30, 2013 and May 31, 2013, respectively	19,403	18,893
Retained earnings	24,386	25,854
Accumulated other comprehensive loss	(226)	(99)

Total Oracle Corporation stockholders’ equity	43,563	44,648
Noncontrolling interests	503	497

Total equity	44,066	45,145

Total liabilities and equity	$85,238	$81,812

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2013 and 2012

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2013	2012	2013	2012
Revenues:
New software licenses and cloud software subscriptions	$2,380	$2,389	$4,032	$3,963
Software license updates and product support	4,516	4,260	8,948	8,400

Software revenues	6,896	6,649	12,980	12,363
Hardware systems products	714	734	1,383	1,513
Hardware systems support	609	587	1,201	1,161

Hardware systems revenues	1,323	1,321	2,584	2,674
Services revenues	1,056	1,124	2,083	2,238

Total revenues	9,275	9,094	17,647	17,275

Operating expenses:
Sales and marketing(1)	1,965	1,773	3,673	3,319
Software license updates and product support(1)	285	270	573	553
Hardware systems products(1)	369	367	699	751
Hardware systems support(1)	214	227	423	451
Services(1)	851	930	1,657	1,814
Research and development	1,273	1,199	2,510	2,400
General and administrative	262	263	522	538
Amortization of intangible assets	577	584	1,172	1,203
Acquisition related and other	17	(121)	27	(380)
Restructuring	52	131	108	276

Total operating expenses	5,865	5,623	11,364	10,925

Operating income	3,410	3,471	6,283	6,350
Interest expense	(230)	(195)	(446)	(382)
Non-operating income, net	23	4	29	14

Income before provision for income taxes	3,203	3,280	5,866	5,982
Provision for income taxes	650	699	1,122	1,367

Net income	$2,553	$2,581	$4,744	$4,615

Earnings per share:
Basic	$0.56	$0.54	$1.04	$0.96

Diluted	$0.56	$0.53	$1.02	$0.94

Weighted average common shares outstanding:
Basic	4,535	4,792	4,571	4,829

Diluted	4,600	4,868	4,637	4,904

Dividends declared per common share	$0.12	$0.06	$0.24	$0.12

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2013 and 2012

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
Net income	$2,553	$2,581	$4,744	$4,615
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	80	10	(107)	77
Net unrealized gains (losses) on defined benefit plans	3	(1)	6	4
Net unrealized gains (losses) on marketable securities	11	(98)	(18)	29
Net unrealized gains (losses) on cash flow hedges	24	—	(8)	—

Total other comprehensive income (loss), net	118	(89)	(127)	110

Comprehensive income	$2,671	$2,492	$4,617	$4,725

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2013 and 2012

(Unaudited)

	Six Months Ended November 30,
(in millions)	2013	2012
Cash Flows From Operating Activities:
Net income	$4,744	$4,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	302	261
Amortization of intangible assets	1,172	1,203
Deferred income taxes	(207)	(40)
Stock-based compensation	382	386
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	129	179
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(71)	(95)
Other, net	51	80
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,989	2,038
Decrease in inventories	13	—
Decrease (increase) in prepaid expenses and other assets	247	(213)
Decrease in accounts payable and other liabilities	(533)	(790)
Decrease in income taxes payable	(343)	(559)
Decrease in deferred revenues	(437)	(599)

Net cash provided by operating activities	7,438	6,466

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(18,558)	(17,314)
Proceeds from maturities and sales of marketable securities and other investments	13,955	15,263
Acquisitions, net of cash acquired	(1,748)	(660)
Capital expenditures	(279)	(351)

Net cash used for investing activities	(6,630)	(3,062)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(5,801)	(6,072)
Proceeds from issuances of common stock	765	752
Payments of dividends to stockholders	(1,099)	(583)
Proceeds from borrowings, net of issuance costs	5,566	4,974
Repayments of borrowings	—	(1,700)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	71	95
Distributions to noncontrolling interests	(28)	(31)

Net cash used for financing activities	(526)	(2,565)

Effect of exchange rate changes on cash and cash equivalents	(1)	118

Net increase in cash and cash equivalents	281	957
Cash and cash equivalents at beginning of period	14,613	14,955

Cash and cash equivalents at end of period	$14,894	$15,912

Non-cash financing transactions:
Fair value of stock options assumed in connection with acquisitions	$—	$1
(Decrease) increase in unsettled repurchases of common stock	$(12)	$14

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

New Software Licenses and Cloud Software Subscriptions Revenues

New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our applications software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Our new software licenses and cloud software subscriptions revenues for the three and six months ended November 30, 2013 and 2012 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
New software licenses	$2,121	$2,171	$3,519	$3,542
Cloud software subscriptions	259	218	513	421

Total new software licenses and cloud software subscriptions revenues	$2,380	$2,389	$4,032	$3,963

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
Transitional and other employee related costs	$5	$8	$11	$17
Stock-based compensation	1	4	4	21
Professional fees and other, net	11	12	13	(289)
Business combination adjustments, net	—	(145)	(1)	(129)

Total acquisition related and other expenses	$17	$(121)	$27	$(380)

Included in acquisition related and other expenses for the three and six months ended November 30, 2012 were changes in estimates for contingent consideration payable related to an acquisition, which reduced acquisition related and other expenses by $145 million and $129 million for the three and six months ended November 30, 2012, respectively (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information). Acquisition related and other expenses during the six months ended November 30, 2012 also included a benefit of $306 million related to certain litigation (see Note 14 for additional information), which reduced our acquisition related and other expenses in this period.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
Interest income	$65	$61	$122	$118
Foreign currency losses, net	(44)	(37)	(79)	(63)
Noncontrolling interests in income	(35)	(31)	(52)	(64)
Other income, net	37	11	38	23

Total non-operating income, net	$23	$4	$29	$14

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $216 million and $1.0 billion for the three and six months ended November 30, 2013, respectively, and $192 million and $1.2 billion for the three and six months ended November 30, 2012, respectively.

Recent Accounting Pronouncements

Presentation of Unrecognized Tax Benefits:     In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us in our first quarter of fiscal 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2014 Acquisitions

During the first half of fiscal 2014, we acquired certain companies primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually or collectively material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was $1.8 billion, which consisted primarily of cash consideration, and we preliminarily recorded $131 million of net tangible liabilities, related primarily to deferred tax liabilities, $954 million of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $923 million of residual goodwill.

In addition, as of November 30, 2013, we have agreed to acquire certain companies for amounts that are not material to our business and expect to close such acquisitions within the next twelve months.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during the first half of fiscal 2014 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Fiscal 2013 Acquisitions

Acquisition of Acme Packet, Inc.

On March 28, 2013, we completed our acquisition of Acme Packet, Inc. (Acme Packet), a provider of session border control technology. We have included the financial results of Acme Packet in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Acme Packet was approximately

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

$2.1 billion, which consisted of approximately $2.1 billion in cash and $12 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $257 million of net tangible assets, $525 million of identifiable intangible assets, and $45 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

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

The unaudited pro forma financial information for the three and six months ended November 30, 2013 combined the historical results of Oracle for the three and six months ended November 30, 2013, the historical results of certain other companies that we acquired since the beginning of fiscal 2014 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2012 combined the historical results of Oracle for the three and six months ended November 30, 2012, the historical results of Acme Packet for the three and six months ended December 31, 2012 (due to differences in reporting periods), the historical results of Eloqua for the three and six months ended September 30, 2012 (due to differences in

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

reporting periods), the historical results of certain other companies that we acquired since the beginning of fiscal 2013 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2013	2012	2013	2012
Total revenues	$9,291	$9,318	$17,687	$17,745
Net income	$2,551	$2,533	$4,722	$4,538
Basic earnings per share	$0.56	$0.53	$1.03	$0.94
Diluted earnings per share	$0.55	$0.52	$1.02	$0.93

3.	FAIR VALUE MEASUREMENTS

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

Assets Measured at Fair Value on a Recurring Basis

Our assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	November 30, 2013			May 31, 2013
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commercial paper debt securities	$—	$14,544	$14,544	$—	$14,043	$14,043
Corporate debt securities and other	147	9,930	10,077	246	4,689	4,935
Derivative financial instruments	—	88	88	—	41	41

Total assets	$147	$24,562	$24,709	$246	$18,773	$19,019

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

Our marketable securities investments consisted of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of November 30, 2013 and May 31, 2013, approximately 77% and 91%, respectively, of our marketable securities investments mature within one year and 23% and 9%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $24.2 billion and $18.5 billion of borrowings, which consisted of senior notes that were outstanding as of November 30, 2013 and May 31, 2013, respectively, the estimated fair values of our borrowings using Level 2 inputs at November 30, 2013 and May 31, 2013 were $25.7 billion and $20.7 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	November 30, 2013	May 31, 2013
Raw materials	$118	$114
Work-in-process	29	31
Finished goods	87	95

Total	$234	$240

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2014 and the net book value of intangible assets at November 30, 2013 and May 31, 2013 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2013	Additions	November 30, 2013	May 31, 2013	Expense	November 30, 2013	May 31, 2013	November 30, 2013
Software support agreements and related relationships	$5,298	$—	$5,298	$(3,912)	$(289)	$(4,201)	$1,386	$1,097	N.A.
Hardware systems support agreements and related relationships	817	152	969	(387)	(71)	(458)	430	511	9 years
Developed technology	7,466	706	8,172	(5,477)	(370)	(5,847)	1,989	2,325	7 years
Core technology	2,579	—	2,579	(1,938)	(163)	(2,101)	641	478	N.A.
Customer relationships and contract backlog	2,435	81	2,516	(1,637)	(179)	(1,816)	798	700	5 years
Cloud software subscriptions and related relationships	1,227	76	1,303	(155)	(65)	(220)	1,072	1,083	10 years
Trademarks	635	34	669	(356)	(35)	(391)	279	278	11 years

Total intangible assets subject to amortization	20,457	1,049	21,506	(13,862)	(1,172)	(15,034)	6,595	6,472	8 years
In-process research and development	45	4	49	—	—	—	45	49	N.A.

Total intangible assets, net	$20,502	$1,053	$21,555	$(13,862)	$(1,172)	$(15,034)	$6,640	$6,521

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2014.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

Total amortization expense related to our intangible assets was $577 million and $1.2 billion for the three and six months ended November 30, 2013, respectively, and $584 million and $1.2 billion for the three and six months ended November 30, 2012, respectively. As of November 30, 2013, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2014	$1,086
Fiscal 2015	1,807
Fiscal 2016	1,235
Fiscal 2017	660
Fiscal 2018	528
Fiscal 2019	429
Thereafter	727

Total intangible assets subject to amortization	6,472
In-process research and development	49

Total intangible assets, net	$6,521

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2013 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2013	$10,533	$12,474	$1,259	$3,077	$27,343
Allocation of goodwill(1)	875	—	380	(1,255)	—
Goodwill from acquisitions	292	4	—	627	923
Goodwill adjustments(2)	2	(6)	4	3	3

Balances as of November 30, 2013	$11,702	$12,472	$1,643	$2,452	$28,269

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

(2)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(3)

Represents goodwill allocated to our other operating segments and approximately $604 million of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2013, we issued €2.0 billion ($2.7 billion as of November 30, 2013) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125% notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We issued the Euro Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

In connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed rate, Euro denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed rate, U.S. Dollar denominated debt of $1.6 billion

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

with a fixed annual interest rate of 3.53% (see Note 9 for additional information). Further, we designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Refer to Note 9 for additional information.

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (2019 Notes) and $1.0 billion of 3.625% notes due July 2023 (2023 Notes). The 2019 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 0.58% (0.82% as of November 30, 2013) with interest payable quarterly. We issued these senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

The effective interest yield of the 2019 Notes was 2.44% and interest is payable semi-annually. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2019 Notes so that the interest payable on these notes effectively became variable (0.90% at November 30, 2013; see Note 9 for additional information). The effective interest yield of the 2021 Notes was 2.33% (3.53% after the economic effects of the cross-currency swap agreements described above and in Note 9) and interest is payable annually. The effective interest yields of the 2023 Notes and 2025 Notes at November 30, 2013 were 3.73% and 3.17%, respectively. Interest on the 2023 Notes is payable semi-annually whereas interest on the 2025 Notes is payable annually. We may redeem some or all of the 2019 Notes, 2021 Notes, 2023 Notes, and 2025 Notes (collectively, the Senior Notes) prior to their maturity subject to the payment of an applicable make-whole premium. The 2019 Floating Rate Notes may not be redeemed prior to their maturity.

The Senior Notes and the 2019 Floating Rate Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program and all existing and future unsecured senior indebtedness of Oracle Corporation (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 for further information on our commercial paper program and other borrowings). All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and the 2019 Floating Rate Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at November 30, 2013.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2013 Restructuring Plan). Our management subsequently amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $99 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first half of fiscal 2014 and we expect to incur the majority of the estimated remaining $281 million through the remainder of fiscal 2014. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2013(2)	Six Months Ended November 30, 2013				Accrued November 30, 2013(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$16	$36	$(4)	$(36)	$—	$12	$109	$158
Software license updates and product support	1	8	—	(7)	—	2	15	24
Hardware systems business	24	29	(6)	(34)	1	14	117	238
Services	18	24	(4)	(23)	—	15	87	166
General and administrative and other	12	21	(5)	(17)	2	13	96	119

Total Fiscal 2013 Oracle Restructuring Plan	$71	$118	$(19)	$(117)	$3	$56	$424	$705

Total other restructuring plans(6)	$179	$16	$(7)	$(30)	$(12)	$146

Total restructuring plans	$250	$134	$(26)	$(147)	$(9)	$202

(1)	Restructuring costs recorded for individual line items presented related to employee severance costs.

(2)

The balances at November 30, 2013 and May 31, 2013 included $120 million and $160 million, respectively, recorded in other current liabilities, and $82 million and $90 million, respectively, recorded in other non-current liabilities.

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2013	May 31, 2013
Software license updates and product support	$5,415	$5,705
Hardware systems support and other	611	706
Services	337	381
New software licenses and cloud software subscriptions	304	326

Deferred revenues, current	6,667	7,118
Deferred revenues, non-current (in other non-current liabilities)	344	312

Total deferred revenues	$7,011	$7,430

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

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

Cash Flow Hedges—Cross Currency Swap Agreements

In connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro denominated 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the 2021 Notes by fixing the principal amount of the 2021 Notes at $1.6 billion with a fixed annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. The

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

critical terms of the cross-currency swap agreements correspond to the 2021 Notes, including the annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the 2021 Notes.

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro denominated 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the six months ended November 30, 2013.

We do not use any cross-currency swap agreements for trading purposes.

Net Investment Hedge—Foreign Currency Borrowings

In July 2013, we designated our Euro denominated 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the six months ended November 30, 2013.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 for additional information regarding these contracts). As of November 30, 2013 and May 31, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.2 billion and $3.0 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $719 million and $1.1 billion, respectively. As of November 30, 2013, the notional amount of forward contracts we held to sell certain other currencies, except U.S. Dollars, in exchange for Indian Rupees was a U.S. dollar equivalent of $64 million (none as of May 31, 2013). The fair values of our outstanding foreign currency forward contracts were nominal at November 30, 2013 and May 31, 2013. Included in our non-operating income, net were $77 million and $9 million of net losses related to these forward contracts for the three and six months ended November 30, 2013, respectively, and $18 million and $51 million of net losses for the three and six months ended November 30, 2012, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

The effects of derivative and non-derivative instruments designated as hedges on our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

	November 30, 2013		May 31, 2013
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$15	Not applicable	$—

Interest rate swap agreements designated as fair value hedges	Prepaid expenses and other current assets	$25	Other assets	$41

Cross-currency swap agreements designated as cash flow hedges	Other assets	$48	Not applicable	$—

Foreign currency borrowings designated as net investment hedge	Notes payable and other non-current borrowings	$(1,040)	Not applicable	$—

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCL (Effective Portion)		Location and Amount of Gain Reclassified from Accumulated OCL into Income (Effective Portion)
(in millions)	Three Months Ended November 30, 2013	Six Months Ended November 30, 2013		Three Months Ended November 30, 2013	Six Months Ended November 30, 2013
Cross-currency swap agreements designated as cash flow hedges	$46	$48	Non-operating income, net	$22	$56

Foreign currency borrowings designated as net investment hedge	$(14)	$(27)	Not applicable	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative					Location and Amount of (Loss) Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)		2013	2012	2013	2012		2013	2012	2013	2012
Interest rate swap agreements designated as fair value hedges	Interest expense	$22	$(8)	$(1)	$(12)	Interest expense	$(22)	$8	$1	$12

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $8.3 billion remained available for stock repurchases as of November 30, 2013, pursuant to our stock repurchase program. We repurchased 176.1 million shares for $5.8 billion during the six months ended November 30, 2013 (including 2.7 million shares for $97 million that were repurchased but not settled) and 200.3 million shares for $6.1 billion during the six months ended November 30, 2012 under the stock repurchase program.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

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

Dividends on Common Stock

During the six months ended November 30, 2013, our Board of Directors declared cash dividends of $0.24 per share of our outstanding common stock, which we paid during the same period.

In December 2013, our Board of Directors declared a quarterly cash dividend of $0.12 per share of our outstanding common stock payable on January 28, 2014 to stockholders of record as of the close of business on January 7, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
Sales and marketing	$39	$43	$81	$81
Software license updates and product support	5	5	11	10
Hardware systems products	1	1	3	1
Hardware systems support	1	1	3	2
Services	7	8	13	17
Research and development	87	89	184	172
General and administrative	42	41	83	82
Acquisition related and other	1	4	4	21

Total stock-based compensation	$183	$192	$382	$386

During the first half of fiscal 2014, we issued 120 million stock options (including our annual grant of stock options in our first quarter of fiscal 2014 and certain stock options assumed from companies that we acquired). These stock option-based award issuances were partially offset by forfeitures and cancellations of 17 million shares during the first half of fiscal 2014.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three and six months ended November 30, 2013 and 2012:

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Expected life (in years)	4.7	4.7	5.1	5.1
Risk-free interest rate	1.3%	0.6%	1.4%	0.7%
Volatility	24%	30%	27%	31%
Dividend yield	1.5%	0.8%	1.6%	0.8%
Weighted-average fair value per share	$6.28	$11.66	$6.62	$7.99

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, acquisition related settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 20.3% and 19.1% for the three and six months ended November 30, 2013, respectively, and 21.3% and 22.9% for the three and six months ended November 30, 2012, respectively.

Our net deferred tax assets were $1.4 billion and $1.5 billion as of November 30, 2013 and May 31, 2013, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

November 30, 2013

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

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

Certain costs have been reclassified in the presentation of our segment reporting for the fiscal 2013 periods presented to align with our current line of business management structure.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
New software licenses and cloud software subscriptions:
Revenues(1)	$2,378	$2,398	$4,031	$3,987
Sales and distribution expenses	1,490	1,316	2,763	2,439

Margin(2)	$888	$1,082	$1,268	$1,548
Software license updates and product support:
Revenues(1)	$4,517	$4,264	$8,949	$8,408
Software license updates and product support expenses	273	256	548	524

Margin(2)	$4,244	$4,008	$8,401	$7,884
Total software business:
Revenues(1)	$6,895	$6,662	$12,980	$12,395
Expenses	1,763	1,572	3,311	2,963

Margin(2)	$5,132	$5,090	$9,669	$9,432
Hardware systems products:
Revenues	$714	$734	$1,383	$1,513
Hardware systems products expenses	369	366	697	750
Sales and distribution expenses	243	213	461	431

Margin(2)	$102	$155	$225	$332
Hardware systems support:
Revenues(1)	$613	$590	$1,211	$1,169
Hardware systems support expenses	205	222	407	435

Margin(2)	$408	$368	$804	$734
Total hardware systems business:
Revenues(1)	$1,327	$1,324	$2,594	$2,682
Expenses	817	801	1,565	1,616

Margin(2)	$510	$523	$1,029	$1,066
Total services business:
Revenues(1)	$1,061	$1,127	$2,091	$2,245
Services expenses	818	894	1,592	1,743

Margin(2)	$243	$233	$499	$502
Totals:
Revenues(1)	$9,283	$9,113	$17,665	$17,322
Expenses	3,398	3,267	6,468	6,322

Margin(2)	$5,885	$5,846	$11,197	$11,000

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $3 million and $12 million for the three months ended November 30, 2013 and 2012, respectively, and $7 million and $31 million for the six months ended November 30, 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $1 million and $4 million for the three months ended November 30, 2013 and 2012, respectively, and $1 million and $8 million for the six months ended November 30, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $3 million for the three months ended November 30, 2013 and 2012, respectively, and $10 million and $8 million for the six months ended November 30, 2013 and 2012, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
Total revenues for operating segments	$9,283	$9,113	$17,665	$17,322
New software licenses and cloud software subscriptions revenues(1)	(3)	(12)	(7)	(31)
Software license updates and product support revenues(1)	(1)	(4)	(1)	(8)
Hardware systems support revenues(1)	(4)	(3)	(10)	(8)

Total revenues	$9,275	$9,094	$17,647	$17,275

Total margin for operating segments	$5,885	$5,846	$11,197	$11,000
New software licenses and cloud software subscriptions revenues(1)	(3)	(12)	(7)	(31)
Software license updates and product support revenues(1)	(1)	(4)	(1)	(8)
Hardware systems support revenues(1)	(4)	(3)	(10)	(8)
Product development	(1,139)	(1,063)	(2,236)	(2,138)
Marketing and partner program expenses	(146)	(162)	(277)	(290)
Corporate, general and administrative and information technology expenses	(354)	(349)	(699)	(712)
Amortization of intangible assets	(577)	(584)	(1,172)	(1,203)
Acquisition related and other	(17)	121	(27)	380
Restructuring	(52)	(131)	(108)	(276)
Stock-based compensation	(182)	(188)	(378)	(365)
Interest expense	(230)	(195)	(446)	(382)
Other, net	23	4	30	15

Income before provision for income taxes	$3,203	$3,280	$5,866	$5,982

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $3 million and $12 million for the three months ended November 30, 2013 and 2012, respectively, and $7 million and $31 million for the six months ended November 30, 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $1 million and $4 million for the three months ended November 30, 2013 and 2012, respectively, and $1 million and $8 million for the six months ended November 30, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $3 million for the three months ended November 30, 2013 and 2012, respectively, and $10 million and $8 million for the six months ended November 30, 2013 and 2012, respectively. See Note 8 for an explanation of these adjustments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2013	2012	2013	2012
Net income	$2,553	$2,581	$4,744	$4,615

Weighted average common shares outstanding	4,535	4,792	4,571	4,829
Dilutive effect of employee stock plans	65	76	66	75

Dilutive weighted average common shares outstanding	4,600	4,868	4,637	4,904

Basic earnings per share	$0.56	$0.54	$1.04	$0.96
Diluted earnings per share	$0.56	$0.53	$1.02	$0.94
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	182	223	297	206

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

November 30, 2013

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers. Oracle has announced that it is appealing this decision. The issues of breach, HP’s performance, causation and damages, HP’s tort claims, and Oracle’s cross-claims will all be tried before a jury. As of April 8, 2013, the trial is stayed pending Oracle’s appeal of the court’s denial of its anti-SLAPP motion, which is fully briefed, although oral argument has not yet been scheduled. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

Derivative Litigations and Related Action

Various stockholder derivative lawsuits were filed against Oracle and certain former and current directors in connection with a qui tam lawsuit that had been filed against Oracle in the United States District Court for the Eastern District of Virginia. The qui tam action alleged that Oracle made false statements to the General Services Administration (GSA) in 1997-1998 while negotiating its GSA contract, among other claims. Oracle settled this action without admitting liability, and the case was dismissed on October 11, 2011. The following stockholder derivative actions were filed, claiming that the named officer and director defendants were responsible for certain alleged conduct in the qui tam action and thereby exposing Oracle to reputational damage, monetary damages and costs and asserting claims for breach of fiduciary duty, abuse of control and unjust enrichment: on August 2, 2010, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California; on August 19, 2010, a similar stockholder derivative lawsuit was filed in California Superior Court, County of San Mateo; and on September 8, 2011, another stockholder derivative lawsuit was filed in the United States District Court for the Northern District of California. The first two derivative actions were consolidated, but pursuant to a motion by Oracle, they were dismissed on November 11, 2011, with leave to plaintiffs to amend. No amended complaint was filed.

On September 12, 2011, two alleged stockholders of Oracle filed a Verified Petition for Writ of Mandate for Inspection of Corporate Books and Records in California Superior Court, County of San Mateo. The petition originally named as respondents Oracle and two of our officers, both of whom were subsequently dismissed. The alleged stockholders claimed that they were investigating alleged corporate mismanagement relating to the claims in the qui tam action, and asked the court to compel the inspection of certain of Oracle’s accounting books and records and minutes of meetings of the stockholders, our Board of Directors and the committees of our Board

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2013

(Unaudited)

of Directors, related to those allegations, plus expenses of the audit and attorneys’ fees. At a hearing on November 10, 2011, the court granted the alleged stockholders’ request for a Writ of Mandate, which was confirmed in a judgment on December 12, 2011. Oracle filed a notice of appeal on February 2, 2012.

The derivative and Writ of Mandate actions discussed above have been settled and are now concluded. On September 26, 2013, the United States District Court held a final fairness hearing and approved the settlement, and on September 30, 2013, the court dismissed with prejudice the derivative cases discussed above. On November 5, 2013, the San Mateo Superior Court entered an order vacating its December 12, 2011, judgment and dismissing the Verified Petition for Writ of Mandate. Under the settlement, Oracle will continue or implement certain corporate governance measures, which shall remain in place for three years, and Oracle paid plaintiffs’ attorneys’ fees and costs of $1.9 million.

On September 30, 2011, a stockholder derivative lawsuit was filed in the Delaware Court of Chancery and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. At an August 22, 2012, hearing, the court dismissed certain claims but permitted certain claims for breach of fiduciary duty to proceed. On May 3, 2013, plaintiffs filed an amended complaint. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against one former director and all but two of our current directors, including against our Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Oracle’s acquisition of Pillar is structured as an earn out, under which Oracle is scheduled to make a single payment, if any, by November 30, 2014, to Pillar’s former shareholders based on an agreed-upon earn-out formula. Plaintiffs seek declaratory relief, rescission of the Pillar Data transaction, damages, disgorgement of our Chief Executive Officer’s alleged profits, disgorgement of all compensation earned by defendants as a result of their service on Oracle’s Board or any committee of the Board, and an award of attorneys’ fees and costs.

On September 19, 2013, the defendants in the Pillar derivative case filed a third-party complaint against Certain Underwriters at Lloyd’s, London, Syndicates 623 and 2623 (“Beazley”), who had issued a directors’ and officers’ insurance policy to Oracle. The third-party complaint alleged that Beazley improperly denied coverage by refusing to pay a reasonable amount to settle the derivative case. The third-party complaint seeks declaratory relief, damages, and attorneys’ fees and costs. On October 2, 2013, plaintiffs and defendants in the Pillar derivative case filed a Stipulation and Agreement of Compromise, Settlement and Release, under which our Chief Executive Officer agreed to pay to Oracle 95% of any and all amounts, if any, that are paid to him under the Pillar earn out. The settlement is subject to approval by the Delaware Chancery Court. The settlement also is expressly conditioned on Beazley’s agreeing to pay, or Beazley’s being ordered by a court to pay, any plaintiffs’ attorneys’ fees and costs awarded by the Court by April 1, 2014. Beazley filed a motion to dismiss the third-party complaint, and the defendants filed a motion for partial summary judgment, seeking a declaration that Beazley is obligated to pay on behalf of Oracle’s directors an award of plaintiffs’ attorneys’ fees and costs up to the insurance policy’s $20 million limit. Both motions are fully briefed, and oral argument has been scheduled for January 8, 2014.

Because of the parties’ conditional settlement, the court canceled the derivative trial that had been scheduled for November 18 to 22, 2013.

While the outcome of the derivative litigation and the related action noted above cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will result in losses that are materially in excess of amounts already recognized, if any.

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

For certain of our acquired businesses, we recorded adjustments to reduce cloud software subscriptions obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud software subscriptions revenues related to cloud software subscriptions contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $3 million and $12 million for the three months ended November 30, 2013 and 2012, respectively, and $7 million and $31 million for the six months ended November 30, 2013 and 2012, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over their respective contractual periods.

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

Software license updates and product support revenues, which represented 47% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 89% and accounted for 76% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $1 million and $4 million for the three months ended November 30, 2013 and 2012, respectively, and $1 million and $8 million for the six months ended November 30, 2013 and 2012, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

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

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting including fair value adjustments relating to hardware systems support obligations assumed and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $4 million and $3 million for the three months ended November 30, 2013 and 2012, respectively, and $10 million and $8 million for the six months ended November 30, 2013 and 2012, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

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

During the first half of fiscal 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2014 compared to the same periods of fiscal 2013 is impacted by our acquisitions, primarily our acquisitions of Tekelec in the first quarter of fiscal 2014 and Acme Packet in the fourth quarter of fiscal 2013.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2014 compared to the same periods of fiscal 2013, we quantify the contributions of our acquired products (for the one year period subsequent to the acquisition date) to the growth in new software licenses and cloud software subscriptions revenues, hardware systems products revenues and hardware systems support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2013, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2013 and 2012, our financial statements would reflect reported revenues of $1.35 million in the first half of fiscal 2014 (using 1.35 as the month-end average exchange rate for the period) and $1.29 million in the first half of fiscal 2013 (using 1.29 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and six months ended November 30, 2013 and 2012 using the May 31, 2013 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Total Revenues by Geography:
Americas	$4,995	4%	5%	$4,787	$9,512	4%	5%	$9,111
EMEA(1)	2,817	4%	2%	2,701	5,256	3%	1%	5,084
Asia Pacific(2)	1,463	-9%	0%	1,606	2,879	-7%	3%	3,080

Total revenues	9,275	2%	3%	9,094	17,647	2%	4%	17,275
Total Operating Expenses	5,865	4%	6%	5,623	11,364	4%	5%	10,925

Total Operating Margin	$3,410	-2%	0%	$3,471	$6,283	-1%	1%	$6,350

Total Operating Margin %	37%			38%	36%			37%
% Revenues by Geography:
Americas	54%			52%	54%			53%
EMEA	30%			30%	30%			29%
Asia Pacific	16%			18%	16%			18%
Total Revenues by Business:
Software	$6,896	4%	5%	$6,649	$12,980	5%	6%	$12,363
Hardware Systems	1,323	0%	2%	1,321	2,584	-3%	-2%	2,674
Services	1,056	-6%	-5%	1,124	2,083	-7%	-5%	2,238

Total revenues	$9,275	2%	3%	$9,094	$17,647	2%	4%	$17,275

% Revenues by Business:
Software	74%			73%	73%			72%
Hardware Systems	14%			15%	15%			15%
Services	12%			12%	12%			13%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    Excluding the effect of unfavorable foreign currency rate fluctuations of 1 percentage point, our total revenues increased in the second quarter of fiscal 2014 by 3 percentage points due to an increase in our software business revenues, which was attributable to growth in our new software licenses and cloud software subscriptions revenues due substantially to incremental revenues from our acquisitions, and growth in our software license updates and product support revenues; and an increase in our hardware systems business revenues attributable to growth in hardware systems support revenues due substantially to incremental revenues from our acquisitions. On a constant currency basis, the contribution of our software and hardware businesses revenues to our total revenues growth in the second quarter of fiscal 2014 was partially offset by decreases in revenues from our services businesses. On a constant currency basis, the Americas contributed 84% and EMEA contributed 16% to our total revenues growth during the second quarter of fiscal 2014.

Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total operating expenses increased in the second quarter of fiscal 2014 primarily due to an increase in sales and marketing and research and development expenses due to higher employee related expenses associated with increased headcount, and an increase in acquisition related and other expenses due primarily to a $145 million acquisition related benefit recorded during the second quarter of fiscal 2013 that decreased our expenses in that period (described further below). These expense increases were partially offset by constant currency expense decreases during the second quarter of fiscal 2014 primarily in our services business due to lower employee related costs attributable to decreased headcount and lower external contractor expenses; lower hardware systems support costs as a result of lower employee related costs due to reduced headcount and reduced delivery costs; and lower restructuring expenses.

Excluding the effect of foreign currency rate fluctuations, our operating margin was flat and our operating margin as a percentage of revenues decreased during the second quarter of fiscal 2014 as our total operating expenses increased at a faster rate than our total revenues.

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    Excluding the effect of unfavorable foreign currency rate fluctuations of 2 percentage points, our total revenues increased by 4 percentage points in the first half of fiscal 2014 due to an increase in our software business revenues due to the same reasons as noted above. On a constant currency basis, the contribution of our software business revenues to our total revenues growth in the first half of fiscal 2014 was partially offset by decreases in revenues from our hardware systems and services businesses. On a constant currency basis, the Americas contributed 80%, EMEA contributed 8% and Asia Pacific contributed 12% to the increase in our total revenues during the first half of fiscal 2014.

Excluding the effect of favorable foreign currency rate fluctuations of 1 percentage point, total operating expenses increased on a net basis during the first half of fiscal 2014 primarily due to similar reasons as noted above; a $306 million benefit relating to certain litigation that decreased our acquisition related and other expenses during the first half of fiscal 2013 (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), partially offset by expense decreases due to a decrease in hardware systems products expenses associated with lower hardware revenues.

Excluding the effect of foreign currency rate fluctuations, our operating margin increased during the first half of fiscal 2014 due to the increase in our total revenues. However, on a constant currency basis, our operating margin as a percentage of revenues decreased during the first half of fiscal 2014 as our total operating expenses increased at a faster rate than our total revenues.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2013	2012	2013	2012
New software licenses and cloud software subscriptions deferred revenues(1)	$3	$12	$7	$31
Software license updates and product support deferred revenues(1)	1	4	1	8
Hardware systems support deferred revenues(1)	4	3	10	8
Amortization of intangible assets(2)	577	584	1,172	1,203
Acquisition related and other(3)(5)	17	(121)	27	(380)
Restructuring(4)	52	131	108	276
Stock-based compensation(5)	182	188	378	365
Income tax effects(6)	(234)	(260)	(531)	(390)

	$602	$541	$1,172	$1,121

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud software subscriptions revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million and $12 million for the three months ended November 30, 2013, and 2012, respectively, and $7 million and $31 million for the six months ended November 30, 2013 and 2012, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $4 million for the three months ended November 30, 2013 and 2012, respectively, and $1 million and $8 million for the six months ended November 30, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million and $3 million for the three months ended November 30, 2013 and 2012, respectively, and $10 million and $8 million for the six months ended November 30, 2013 and 2012, respectively.

Approximately $8 million and $3 million of estimated cloud software subscriptions revenues related to contracts assumed will not be recognized during the remainder of fiscal 2014 and fiscal 2015, respectively, that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $2 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during each of the remainder of fiscal 2014 and fiscal 2015 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of November 30, 2013, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2014	$1,086
Fiscal 2015	1,807
Fiscal 2016	1,235
Fiscal 2017	660
Fiscal 2018	528
Fiscal 2019	429
Thereafter	727

Total intangible assets subject to amortization	6,472
In-process research and development	49

Total intangible assets, net	$6,521

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. In the first half of fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), and a net benefit of $129 million due to a change in the fair value of contingent consideration payable in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information).

(4)

The significant majority of restructuring expenses during the periods presented for the first half of fiscal 2014 and 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Sales and marketing	$39	$43	$81	$81
Software license updates and product support	5	5	11	10
Hardware systems products	1	1	3	1
Hardware systems support	1	1	3	2
Services	7	8	13	17
Research and development	87	89	184	172
General and administrative	42	41	83	82

Subtotal	182	188	378	365
Acquisition related and other	1	4	4	21

Total stock-based compensation	$183	$192	$382	$386

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the second quarter of fiscal 2014 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in an effective tax rate of 21.9%, instead of 20.3%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effect of amortization of intangible assets. Income tax effects for the first half of fiscal 2014 were calculated reflecting an effective tax rate of 21.9%, instead of 19.1%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effect of amortization of intangible assets. Income tax effects for the second quarter of fiscal 2013 were calculated reflecting an effective tax rate of 23.5%, instead of 21.3%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effect of amortization of intangible assets. Income tax effects for the first half of fiscal 2013 were calculated reflecting an effective tax rate of 23.5%, instead of 22.9%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets, partially offset by the disproportionate tax rate impact of certain discrete items for the period.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$1,295	3%	5%	$1,253	$2,220	7%	9%	$2,066
EMEA	675	5%	3%	641	1,063	2%	0%	1,044
Asia Pacific	410	-17%	-10%	495	749	-12%	-4%	853

Total revenues	2,380	0%	1%	2,389	4,032	2%	4%	3,963
Expenses:
Sales and marketing(1)	1,670	11%	12%	1,505	3,108	12%	13%	2,784
Stock-based compensation	37	-9%	-9%	41	78	-1%	-1%	79
Amortization of intangible assets(2)	238	-2%	-2%	242	482	-1%	-1%	489

Total expenses	1,945	9%	10%	1,788	3,668	9%	11%	3,352

Total Margin	$435	-28%	-25%	$601	$364	-40%	-36%	$611

Total Margin %	18%			25%	9%			15%
% Revenues by Geography:
Americas	55%			52%	55%			52%
EMEA	28%			27%	26%			26%
Asia Pacific	17%			21%	19%			22%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, total new software licenses and cloud software subscriptions revenues increased by 1% in the second quarter of fiscal 2014 due substantially to incremental revenues from our recent acquisitions. In constant currency, growth in revenues in the Americas and EMEA regions was partially offset by a decline in revenues in the Asia Pacific region.

In reported currency, our new software licenses revenues were $2.1 billion and $2.2 billion in the second quarters of fiscal 2014 and 2013, respectively, and our cloud software subscriptions revenues were $259 million and $218 million in the second quarters of fiscal 2014 and 2013, respectively. In constant currency, our new software license revenues were flat and cloud software subscriptions revenues increased by 20% in the second quarter of fiscal 2014 primarily due to incremental revenues from our recent acquisitions.

In reported currency, our recent acquisitions contributed $64 million of growth to our total new software licenses and cloud software subscriptions revenues during the second quarter of fiscal 2014. In constant currency, our new software licenses and cloud software subscriptions increased over the trailing 4-quarters by 2% primarily due to revenue contributions from our recent acquisitions.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscriptions obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscriptions revenues in the amounts of $3 million and $12 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the second quarters of fiscal 2014 and 2013, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater represented 27% of our total new software licenses and cloud software subscriptions revenues in each of the second quarters of fiscal 2014 and 2013.

Excluding the effect of favorable currency rate fluctuations of 1 percentage point, total new software licenses and cloud software subscriptions expenses increased in the second quarter of fiscal 2014 primarily due to higher employee related expenses including higher salaries and variable compensation expenses from increased headcount.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased during the second quarter of fiscal 2014 as our total expenses associated with this segment increased at a faster rate than our total revenues.

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions revenues increased by 4 percentage points in the first half of fiscal 2014 primarily due to incremental revenues from our recent acquisitions. In constant currency, growth in revenues in the Americas region was partially offset by a decline in revenues in the Asia Pacific region, while revenues in the EMEA region were flat.

In reported currency, our new software licenses revenues were $3.5 billion in each of the first half of fiscal 2014 and 2013 and our cloud software subscriptions revenues were $513 million and $421 million in the first half of fiscal 2014 and 2013, respectively. In constant currency, our new software licenses revenues and cloud software subscriptions revenues increased by 2% and 23%, respectively, in the first half of fiscal 2014 primarily due to incremental revenues from our recent acquisitions. In reported currency, cloud software subscriptions revenues in the amounts of $7 million and $31 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2014 and 2013, respectively, due to business combination accounting rules.

In reported currency, our recent acquisitions contributed $145 million of growth to our total new software licenses and cloud software subscriptions revenues during the first half of fiscal 2014. In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 3% in the first half of fiscal 2014 and represented 25% of our total new software licenses and cloud software subscriptions revenues in each of the first half of fiscal 2014 and 2013.

Excluding the effect of favorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions expenses increased, and margin and margin as a percentage of revenues decreased, during the first half of fiscal 2014 primarily due to the same reasons as noted above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Software License Updates and Product Support Revenues:
Americas	$2,442	6%	7%	$2,301	$4,867	7%	8%	$4,557
EMEA	1,462	10%	7%	1,333	2,871	10%	7%	2,612
Asia Pacific	612	-2%	8%	626	1,210	-2%	9%	1,231

Total revenues	4,516	6%	7%	4,260	8,948	7%	8%	8,400
Expenses:
Software license updates and product support(1)	280	6%	8%	265	562	3%	5%	543
Stock-based compensation	5	6%	6%	5	11	9%	9%	10
Amortization of intangible assets(2)	203	-4%	-4%	212	408	-3%	-3%	422

Total expenses	488	1%	2%	482	981	1%	2%	975

Total Margin	$4,028	7%	8%	$3,778	$7,967	7%	8%	$7,425

Total Margin %	89%			89%	89%			88%
% Revenues by Geography:
Americas	54%			54%	54%			54%
EMEA	32%			31%	32%			31%
Asia Pacific	14%			15%	14%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, software license updates and product support revenues increased by 7% in the second quarter of fiscal 2014 as a result of new software licenses sold with substantially all customers electing to purchase software support contracts during the trailing 4-quarter period, and the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effect of currency rate fluctuations, the Americas contributed 54%, EMEA contributed 30% and Asia Pacific contributed 16% to the increase in software license updates and product support revenues during the second quarter of fiscal 2014.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $1 million and $4 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the second quarters of fiscal 2014 and 2013, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of favorable foreign currency rate fluctuations of 1 percentage point, total software license updates and product support expenses during the second quarter of fiscal 2014 modestly increased due to an increase in certain non-income based taxes, partially offset by a decrease in employee related costs due to a modest decrease in headcount and a decrease in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin increased during the second quarter of fiscal 2014 as our total revenues for this segment increased at a faster rate that than our total expenses. Margin as a percentage of revenues for this segment was flat in comparison with the prior year period.

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, software license updates and product support revenues increased by 8% in the first half of fiscal 2014 primarily due to the same reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 29% and Asia Pacific contributed 16% to the increase in software license updates and product support revenues during the first half of fiscal 2014.

Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $1 million and $8 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2014 and 2013, respectively.

Excluding the effect of foreign currency rate fluctuations, total software license updates and product support expenses during the first half of fiscal 2014 modestly increased as compared with the prior year period primarily due to the same reasons as noted above. Software license updates and product support margin and margin as a percentage of revenues increased during the first half of fiscal 2014 as our total revenues for this segment increased at a faster rate in comparison to our total expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Hardware Systems Products Revenues:
Americas	$381	3%	4%	$370	$716	-4%	-4%	$750
EMEA	184	-7%	-8%	198	361	-13%	-14%	413
Asia Pacific	149	-10%	-6%	166	306	-13%	-8%	350

Total revenues	714	-3%	-2%	734	1,383	-9%	-8%	1,513
Expenses:
Hardware systems products(1)	368	1%	2%	366	696	-7%	-6%	750
Sales and marketing(1)	256	14%	15%	225	484	7%	8%	454
Stock-based compensation	3	-14%	-14%	3	6	84%	84%	3
Amortization of intangible assets(2)	74	-2%	-2%	76	157	-4%	-4%	164

Total expenses	701	5%	6%	670	1,343	-2%	-1%	1,371

Total Margin	$13	-80%	-79%	$64	$40	-72%	-71%	$142

Total Margin %	2%			9%	3%			9%
% Revenues by Geography:
Americas	53%			50%	52%			50%
EMEA	26%			27%	26%			27%
Asia Pacific	21%			23%	22%			23%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    Excluding the effect of unfavorable currency rate fluctuations, hardware systems products revenues decreased in the second quarter of fiscal 2014 primarily due to reductions in the sales volumes of certain of our legacy product lines, including lower margin products. These revenue decreases were partially offset by $56 million of incremental revenues from our recently acquired companies and increases in hardware revenues attributable to our Oracle Engineered Systems during the second quarter of fiscal 2014.

Excluding the effect of currency rate fluctuations, total hardware systems products operating expenses increased in the second quarter of fiscal 2014 primarily due to an increase in employee related expenses related primarily to increased sales and marketing headcount.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of revenues decreased in the second quarter of fiscal 2014 primarily due to the decrease in our hardware revenues and the increase in total expenses for this segment.

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    Excluding the effect of currency rate fluctuations, total hardware systems products revenues decreased during the first half of fiscal 2014 due to the reasons noted above. Our recent acquisitions contributed $102 million of incremental revenues during the first half of fiscal 2014. In constant currency, total operating expenses decreased in the first half of fiscal 2014 primarily due to a reduction in hardware systems product costs associated with lower hardware revenues, partially offset by an increase in employee related expenses due to an increase in sales and marketing headcount. Total margin and margin as a percentage of revenues decreased in the first half of fiscal 2014 primarily due to the decrease in our hardware revenues and the increase in employee related expenses due to the increase in sales and marketing headcount.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Hardware Systems Support Revenues:
Americas	$313	12%	13%	$278	$617	12%	13%	$550
EMEA	188	-2%	-4%	192	369	-3%	-5%	380
Asia Pacific	108	-7%	2%	117	215	-7%	2%	231

Total revenues	609	4%	5%	587	1,201	3%	5%	1,161
Expenses:
Hardware systems support(1)	213	-6%	-5%	226	420	-6%	-5%	449
Stock-based compensation	1	27%	27%	1	3	37%	37%	2
Amortization of intangible assets(2)	58	20%	20%	48	116	2%	2%	114

Total expenses	272	-1%	0%	275	539	-5%	-4%	565

Total Margin	$337	8%	10%	$312	$662	11%	13%	$596

Total Margin %	55%			53%	55%			51%
% Revenues by Geography:
Americas	51%			47%	51%			47%
EMEA	31%			33%	31%			33%
Asia Pacific	18%			20%	18%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of unfavorable currency rate fluctuations, hardware systems support revenues increased by 5 percentage points in each of the second quarter and the first half of fiscal 2014, primarily due to incremental revenues from our recent acquisitions of $36 million and $69 million in the second quarter and first half of fiscal 2014, respectively, partially offset by certain revenues decreases that were generally caused by the reductions in sales volumes of certain of our legacy hardware systems product lines for which we offer hardware systems support.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $4 million and $3 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the second quarters of fiscal 2014 and 2013, respectively, and $10 million and $8 million were not recognized in the first half of fiscal 2014 and 2013, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effect of favorable currency rate fluctuations, total hardware systems support expenses during the first half of fiscal 2014 decreased primarily due to a reduction in employee related expenses attributable to decreased headcount and reduced service delivery costs due to operational initiatives. During the second quarter of fiscal 2014, total hardware systems support expenses were lower for similar reasons as the aforementioned, but on a constant currency basis were offset by an increase in amortization of intangible assets from our recent acquisitions.

In constant currency, total hardware systems support margin and margin as a percentage of total revenues increased in the fiscal 2014 periods presented as our total revenues for this segment increased while our total expenses for this segment were flat to down.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Services Revenues:
Americas	$564	-3%	-2%	$585	$1,092	-8%	-7%	$1,188
EMEA	308	-8%	-10%	337	592	-7%	-9%	635
Asia Pacific	184	-9%	-1%	202	399	-4%	6%	415

Total revenues	1,056	-6%	-5%	1,124	2,083	-7%	-5%	2,238
Expenses:
Services(1)	844	-8%	-7%	922	1,644	-9%	-7%	1,797
Stock-based compensation	7	-9%	-9%	8	13	-15%	-15%	17
Amortization of intangible assets(2)	4	-30%	-30%	6	9	-39%	-39%	14

Total expenses	855	-9%	-7%	936	1,666	-9%	-7%	1,828

Total Margin	$201	7%	8%	$188	$417	2%	3%	$410

Total Margin %	19%			17%	20%			18%
% Revenues by Geography:
Americas	54%			52%	53%			53%
EMEA	29%			30%	28%			28%
Asia Pacific	17%			18%	19%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, our total services revenues decreased during the fiscal 2014 periods presented due to revenue decreases in each of our services segments. The largest services revenues decreases in the fiscal 2014 periods presented were to our consulting segment’s revenues.

Excluding the effect of currency rate fluctuations, our total services expenses decreased during the fiscal 2014 periods presented primarily due to expense decreases in our consulting services segment attributable to decreases in employee related expenses due to decreased headcount, lower external contractor costs, and lower intangible asset amortization.

Excluding the effect of currency rate fluctuations, total services margin and total margin as a percentage of total services revenues increased during the fiscal 2014 periods presented primarily due to decreases in our total expenses related to this segment.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Research and development(1)	$1,186	7%	8%	$1,110	$2,326	4%	5%	$2,228
Stock-based compensation	87	-2%	-2%	89	184	7%	7%	172

Total expenses	$1,273	6%	7%	$1,199	$2,510	5%	6%	$2,400

% of Total Revenues	14%			13%	14%			14%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2014 periods presented primarily due to an increase in employee related expenses from increased headcount.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
General and administrative(1)	$220	-1%	1%	$222	$439	-4%	-3%	$456
Stock-based compensation	42	1%	1%	41	83	3%	3%	82

Total expenses	$262	-1%	1%	$263	$522	-3%	-2%	$538

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    On a constant currency basis, total general and administrative expenses increased modestly during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 due primarily to slightly higher salaries and benefits expenses due to an increase in headcount.

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    On a constant currency basis, total general and administrative expenses decreased during the first half of fiscal 2014 as compared to the first half of fiscal 2013 due primarily to lower variable compensation expenses and reductions in professional fees and certain other net operating expenses, partially offset by slightly higher salaries and benefits due to an increase in headcount.

Amortization of Intangible Assets:    Substantially all of our intangible assets are purchased through our acquisitions. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review for potential impairment for these assets based upon relevant facts and circumstances. For additional information regarding our intangible assets and related amortization, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Software support agreements and related relationships	$144	-1%	-1%	$146	$289	-1%	-1%	$292
Hardware systems support agreements and related relationships	36	20%	20%	30	71	18%	18%	60
Developed technology	179	-12%	-12%	204	370	-13%	-13%	424
Core technology	80	-2%	-2%	82	163	-1%	-1%	164
Customer relationships and contract backlog	87	9%	9%	80	179	-1%	-1%	180
Cloud software subscriptions and related relationships	33	27%	27%	26	65	25%	25%	52
Trademarks	18	13%	13%	16	35	13%	13%	31

Total amortization of intangible assets	$577	-1%	-1%	$584	$1,172	-3%	-3%	$1,203

Amortization of intangible assets decreased during the fiscal 2014 periods presented as certain of our intangible assets pertaining to our acquisitions of BEA Systems, Inc. and Sun Microsystems, Inc. and certain other companies became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Transitional and other employee related costs	$5	-41%	-40%	$8	$11	-39%	-38%	$17
Stock-based compensation	1	-74%	-74%	4	4	-84%	-84%	21
Professional fees and other, net	11	-12%	-12%	12	13	105%	105%	(289)
Business combination adjustments, net	—	100%	100%	(145)	(1)	99%	100%	(129)

Total acquisition related and other expenses	$17	113%	114%	$(121)	$27	107%	107%	$(380)

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    On a constant currency basis, the increase in acquisition related and other expenses during the second quarter of fiscal 2014 was primarily due to the change in fair value of contingent consideration payable in connection with an acquisition, which resulted in a net benefit of $145 million that we recorded during the second quarter of fiscal 2013 (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information).

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    On a constant currency basis, the increase in our acquisition related and other expenses in the first half of fiscal 2014 was primarily due to the same reason as noted above and a $306 million benefit that we recorded in the first quarter of fiscal 2013 to professional fees and other, net related to certain litigation that decreased our expenses during that period (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Restructuring expenses	$52	-60%	-61%	$131	$108	-61%	-62%	$276

Restructuring expenses in the fiscal 2014 and 2013 periods presented primarily related to our 2013 Restructuring Plan, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our operations. We amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take to improve efficiencies in our operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately $281 million as of November 30, 2013. The majority of the remaining costs are expected to be incurred through the remainder of fiscal 2014. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Interest expense	$230	18%	18%	$195	$446	17%	17%	$382

Interest expense increased in the fiscal 2014 periods presented due to higher average borrowings resulting from our issuance of $3.0 billion and €2.0 billion of senior notes in July 2013 and our issuance of $5.0 billion of senior notes in October 2012, partially offset by a reduction in interest expense resulting from the maturity and repayment of $1.25 billion of senior notes in April 2013 (see Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2014 borrowings).

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Interest income	$65	7%	13%	$61	$122	3%	10%	$118
Foreign currency losses, net	(44)	20%	18%	(37)	(79)	25%	17%	(63)
Noncontrolling interests in income	(35)	11%	12%	(31)	(52)	-19%	-18%	(64)
Other income, net	37	243%	248%	11	38	63%	64%	23

Total non-operating income, net	$23	508%	964%	$4	$29	101%	225%	$14

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    On a constant currency basis, our non-operating income, net increased during the second quarter of fiscal 2014 primarily due to favorable changes in the values of our marketable securities that we classify as trading that are held to support our deferred compensation plan obligations, partially offset by an increase in foreign currency transaction losses, and due to an increase in noncontrolling interests in income of our majority-owned subsidiaries.

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    On a constant currency basis our non-operating income, net increased during the first half of fiscal 2014 primarily due to favorable changes in the values of our marketable securities that are held to support our deferred compensation plan obligations and a decrease in noncontrolling interests in income of our majority owned subsidiaries, partially offset by an increase in foreign currency transaction losses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2013	Actual	Constant	2012	2013	Actual	Constant	2012
Provision for income taxes	$650	-7%	-5%	$699	$1,122	-18%	-16%	$1,367

Effective tax rate	20.3%			21.3%	19.1%			22.9%

Fiscal Second Quarter 2014 Compared to Fiscal Second Quarter 2013:    Provision for income taxes in the second quarter of fiscal 2014 decreased, relative to the provision for income taxes in the second quarter of fiscal 2013, due to a tax favorable change in the jurisdictional mix of our earnings, which was partially offset by an income tax benefit related to an acquisition related item that we recorded during the second quarter of fiscal 2013.

First Half Fiscal 2014 Compared to First Half Fiscal 2013:    Provision for income taxes for the first half of fiscal 2014 decreased, relative to the provision for income taxes for the first half of fiscal 2013, due to a tax favorable change in the jurisdictional mix of our earnings and also due to the effect of acquisition related settlements with tax authorities during the fiscal 2014 period.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2013	Change	May 31, 2013
Working capital	$31,142	8%	$28,820
Cash, cash equivalents and marketable securities	$36,974	15%	$32,216

Working capital:    The increase in working capital as of November 30, 2013 in comparison to May 31, 2013 was primarily due to our issuance of €2.0 billion and $3.0 billion of long-term senior notes in July 2013, the favorable impact to our net current assets resulting from our net income during the first half of fiscal 2014, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by the reclassification of $1.5 billion of senior notes due July 2014 from long-term to current, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders, and cash used for acquisitions, all of which occurred during the first half of fiscal 2014. Our working capital may be impacted by some of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at November 30, 2013 in comparison to May 31, 2013 was due to an increase in cash generated from our operating activities, our issuance of €2.0 billion and $3.0 billion of senior notes in July 2013, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by $5.8 billion of repurchases of our common stock, $1.7 billion of net cash paid for acquisitions and $1.1 billion used for the payment of cash dividends to our stockholders during the first half of fiscal 2014. Cash, cash equivalents and marketable securities included $31.2 billion held by our foreign subsidiaries as of November 30, 2013, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first half of fiscal 2014, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of November 30, 2013 relative to what we would have reported using constant currency rates from our May 31, 2013 balance sheet date.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 41 days at November 30, 2013 compared with 50 days at May 31, 2013. The days sales outstanding calculation excluded the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud software subscriptions obligations, software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding was primarily due to the collection, in our first half of fiscal 2014, of large software license and software support balances outstanding as of May 31, 2013.

	Six Months Ended November 30,
(Dollars in millions)	2013	Change	2012
Cash provided by operating activities	$7,438	15%	$6,466
Cash used for investing activities	$(6,630)	117%	$(3,062)
Cash used for financing activities	$(526)	-79%	$(2,565)

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

Net cash provided by operating activities increased in the first half of fiscal 2014 primarily due to the following, which in each case compares the favorable cash impacts for the first half of fiscal 2014 to the first half of fiscal 2013: the cash favorable impacts of increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation; additional cash inflows associated with arrangements for which revenues were initially deferred at the outset of the arrangements, primarily software support arrangements; and the impact of a reduction of contingent consideration payable in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information) and the impact of a $306 million non-current receivable related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), both of which were recognized in the first half of fiscal 2013.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first half of fiscal 2014 due to an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and an increase in cash used for acquisitions, net of cash acquired, in each case compared to the first half of fiscal 2013.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first half of fiscal 2014 decreased in comparison to the first half of fiscal 2013 primarily due to the repayment of $1.7 billion of short-term borrowings pursuant to certain expired revolving credit facilities during the first half of fiscal 2013 (no repayments during the first half of fiscal 2014); a net increase in borrowings during the first half of fiscal 2014 (we issued €2.0 billion and $3.0 billion of senior notes during the first half of fiscal 2014 in comparison to $5.0 billion of senior notes issued during the first half of fiscal 2013) and lower stock repurchase activity. These fiscal 2014 cash favorable variances were partially offset by an increase in payments of cash dividends to stockholders in the first half of fiscal 2014 in comparison to the first half of fiscal 2013.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2013	Change	2012
Net cash provided by operating activities	$15,196	12%	$13,533
Capital expenditures(1)	(578)	-19%	(710)

Free cash flow	$14,618	14%	$12,823

Net income	$11,054		$10,564

Free cash flow as percent of net income	132%		121%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our condensed consolidated statements of cash flows presented in accordance with GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $635 million and $491 million, respectively, or approximately 16% and 12%, respectively, of our new software licenses and cloud software subscriptions revenues in the first half of fiscal 2014 and 2013, and $68 million and $64 million, respectively, or approximately 5% and 4%, respectively, of our hardware systems products revenues in the first half of fiscal 2014 and 2013.

Recent Financing Activities:

Senior Notes:    In July 2013, we issued €2.0 billion ($2.7 billion as of November 30, 2013) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125% notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We are accounting for the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar pursuant to ASC 815, Derivatives and Hedging (ASC 815).

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

Interest Rate Swap Agreements:    In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of November 30, 2013, our 2019 Notes had an effective interest rate of 0.90% after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Cross Currency Swap Agreements:    In July 2013, in connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro denominated 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the 2021 Notes by fixing the principal amount of the 2021 Notes at $1.6 billion with an annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. Additional details regarding our senior notes and related cross-currency swap agreements are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $8.3 billion remained available for stock repurchases as of November 30, 2013 pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    During the first half of fiscal 2014, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 other than those items noted under Recent Financing Activities—Senior Notes;—Interest Rate Swap Agreements; and—Cross Currency Swap Agreements above.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2010 has been a weighted average annualized rate of 1.9% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at November 30, 2013, which generally have a 10-year exercise period, approximately 1.2% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2013, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 11.5%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

In July 2013, we issued €2.0 billion ($2.7 billion as of November 30, 2013) of fixed rate senior notes and $3.0 billion of senior notes comprised of $500 million of floating rate notes and $2.5 billion of fixed rate notes as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $24.2 billion as of November 30, 2013, consisting of $23.7 billion of fixed rate borrowings and $500 million of floating rate borrowings.

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

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of November 30, 2013, our 2014 Notes and 2019 Notes had effective interest rates of 1.32% and 0.90%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of November 30, 2013, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $35 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

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

In July 2013, we also issued €750 million of 3.125% notes due July 2025 (2025 Notes). We designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. As a result, the change in the carrying value of the Euro denominated 2025 Notes due to fluctuations in foreign currency exchange rates on the effective portion is recorded in accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report. Any remaining change in the carrying value of the 2025 Notes representing the ineffective portion of the net investment hedge is recognized in non-operating income, net. We did not record any ineffectiveness for the first half of fiscal 2014.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2025 Notes at maturity. If the U.S. Dollar weakened by 10% in comparison to the Euro as of November 30, 2013, our obligation to settle the 2025 Notes in U.S. Dollars would have increased by approximately $101 million.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2014. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $8.3 billion remained available for stock repurchases as of November 30, 2013 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2013—September 30, 2013	28.7	$33.16	28.7	$10,175.3
October 1, 2013—October 31, 2013	33.3	$33.12	33.3	$9,071.9
November 1, 2013—November 30, 2013	21.3	$34.44	21.3	$8,337.1

Total	83.3	$33.47	83.3

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on September 4, 2013						X

10.04*	Oracle Corporation Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 31, 2013						X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2013 and May 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements						X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 20, 2013	By:	/S/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Date: December 20, 2013	By:	/S/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer