Form 10-Q
period 2014-01-31
ORACLE CORP
filed 2014-03-20
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

The number of shares of registrant’s common stock outstanding as of March 13, 2014 was: 4,458,886,000.

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

•

our expectation to incur the majority of the remaining expenses pursuant to the Fiscal 2013 Oracle Restructuring Plan through the end of fiscal 2015 and our expectation to improve efficiencies in our operations that will impact our Fiscal 2013 Oracle Restructuring Plan;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2014, which runs from June 1, 2013 to May 31, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2014 and May 31, 2013

(Unaudited)

(in millions, except per share data)	February 28, 2014	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,832	$14,613
Marketable securities	20,393	17,603
Trade receivables, net of allowances for doubtful accounts of $281 and $296 as of February 28, 2014 and May 31, 2013, respectively	4,071	6,049
Inventories	227	240
Deferred tax assets	1,012	974
Prepaid expenses and other current assets	1,869	2,213

Total current assets	44,404	41,692

Non-current assets:
Property, plant and equipment, net	3,052	3,053
Intangible assets, net	6,558	6,640
Goodwill	29,322	27,343
Deferred tax assets	720	766
Other assets	2,506	2,318

Total non-current assets	42,158	40,120

Total assets	$86,562	$81,812

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,516	$—
Accounts payable	396	419
Accrued compensation and related benefits	1,583	1,851
Income taxes payable	438	911
Deferred revenues	6,473	7,118
Other current liabilities	2,686	2,573

Total current liabilities	13,092	12,872

Non-current liabilities:
Notes payable and other non-current borrowings	22,677	18,494
Income taxes payable	4,055	3,899
Other non-current liabilities	1,503	1,402

Total non-current liabilities	28,235	23,795

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,483 shares and 4,646 shares as of February 28, 2014 and May 31, 2013, respectively	20,336	18,893
Retained earnings	24,606	25,854
Accumulated other comprehensive loss	(235)	(99)

Total Oracle Corporation stockholders’ equity	44,707	44,648
Noncontrolling interests	528	497

Total equity	45,235	45,145

Total liabilities and equity	$86,562	$81,812

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2014 and 2013

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2014	2013	2014	2013
Revenues:
New software licenses and cloud software subscriptions	$2,415	$2,332	$6,447	$6,295
Software license updates and product support	4,564	4,340	13,511	12,740

Software revenues	6,979	6,672	19,958	19,035
Hardware systems products	725	671	2,108	2,185
Hardware systems support	598	570	1,800	1,730

Hardware systems revenues	1,323	1,241	3,908	3,915
Services revenues	1,005	1,045	3,089	3,283

Total revenues	9,307	8,958	26,955	26,233

Operating expenses:
Sales and marketing(1)	1,928	1,802	5,601	5,120
Software license updates and product support(1)	286	306	860	860
Hardware systems products(1)	379	337	1,078	1,087
Hardware systems support(1)	207	219	630	670
Services(1)	804	854	2,461	2,668
Research and development	1,292	1,186	3,803	3,586
General and administrative	251	260	773	798
Amortization of intangible assets	560	586	1,732	1,789
Acquisition related and other	(5)	32	21	(347)
Restructuring	38	42	146	318

Total operating expenses	5,740	5,624	17,105	16,549

Operating income	3,567	3,334	9,850	9,684
Interest expense	(228)	(205)	(674)	(588)
Non-operating expense, net	(90)	(39)	(60)	(24)

Income before provision for income taxes	3,249	3,090	9,116	9,072
Provision for income taxes	684	586	1,807	1,953

Net income	$2,565	$2,504	$7,309	$7,119

Earnings per share:
Basic	$0.57	$0.53	$1.61	$1.48

Diluted	$0.56	$0.52	$1.58	$1.46

Weighted average common shares outstanding:
Basic	4,496	4,735	4,546	4,798

Diluted	4,575	4,812	4,616	4,873

Dividends declared per common share	$0.12	$0.18	$0.36	$0.30

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2014 and 2013

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
Net income	$2,565	$2,504	$7,309	$7,119
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(32)	(22)	(139)	55
Net unrealized gains on defined benefit plans	3	2	9	6
Net unrealized gains (losses) on marketable securities	8	(48)	(10)	(19)
Net unrealized gains on cash flow hedges	12	—	4	—

Total other comprehensive (loss) income, net	(9)	(68)	(136)	42

Comprehensive income	$2,556	$2,436	$7,173	$7,161

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2014 and 2013

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2014	2013
Cash Flows From Operating Activities:
Net income	$7,309	$7,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	452	400
Amortization of intangible assets	1,732	1,789
Deferred income taxes	(307)	108
Stock-based compensation	583	566
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	288	372
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(162)	(220)
Other, net	72	120
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,006	2,269
Decrease (increase) in inventories	20	(48)
Decrease (increase) in prepaid expenses and other assets	181	(241)
Decrease in accounts payable and other liabilities	(730)	(912)
Decrease in income taxes payable	(457)	(853)
Decrease in deferred revenues	(522)	(809)

Net cash provided by operating activities	10,465	9,660

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(25,550)	(24,027)
Proceeds from maturities and sales of marketable securities and other investments	23,110	22,359
Acquisitions, net of cash acquired	(3,066)	(1,592)
Capital expenditures	(426)	(467)

Net cash used for investing activities	(5,932)	(3,727)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(7,841)	(8,204)
Proceeds from issuances of common stock	1,519	1,300
Payments of dividends to stockholders	(1,640)	(1,433)
Proceeds from borrowings, net of issuance costs	5,566	4,974
Repayments of borrowings	—	(1,700)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	162	220
Distributions to noncontrolling interests	(28)	(31)

Net cash used for financing activities	(2,262)	(4,874)

Effect of exchange rate changes on cash and cash equivalents	(52)	87

Net increase in cash and cash equivalents	2,219	1,146
Cash and cash equivalents at beginning of period	14,613	14,955

Cash and cash equivalents at end of period	$16,832	$16,101

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$133	$3
Decrease in unsettled repurchases of common stock	$(12)	$(36)
Increase in unsettled purchases of marketable securities	$479	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

New Software Licenses and Cloud Software Subscriptions Revenues

New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our applications software products. Cloud software subscriptions revenues represent fees earned from granting customers access to select Oracle software applications and software platforms on a subscription basis through a cloud-based computing environment. Our new software licenses and cloud software subscriptions revenues for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
New software licenses	$2,128	$2,101	$5,647	$5,642
Cloud software subscriptions	287	231	800	653

Total new software licenses and cloud software subscriptions revenues	$2,415	$2,332	$6,447	$6,295

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
Transitional and other employee related costs	$7	$7	$17	$24
Stock-based compensation	—	8	4	30
Professional fees and other, net	2	7	15	(282)
Business combination adjustments, net	(14)	10	(15)	(119)

Total acquisition related and other expenses	$(5)	$32	$21	$(347)

Included in acquisition related and other expenses for the nine months ended February 28, 2013 were changes in estimates for contingent consideration payable related to an acquisition, which reduced acquisition related and other expenses by $118 million for the nine months ended February 28, 2013 (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information). Acquisition related and other expenses during the nine months ended February 28, 2013 also included a benefit of $306 million related to certain litigation (see Note 14 for additional information), which reduced our acquisition related and other expenses in this period.

Non-Operating Expense, net

Non-operating expense, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses), including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
Interest income	$67	$62	$189	$180
Foreign currency losses, net	(148)	(87)	(226)	(150)
Noncontrolling interests in income	(23)	(29)	(75)	(93)
Other income, net	14	15	52	39

Total non-operating expense, net	$(90)	$(39)	$(60)	$(24)

Included in our non-operating expense, net for the three and nine months ended February 28, 2014 is a foreign currency remeasurement loss of $111 million. This loss is related to the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. The Venezuelan economy has been determined to be “highly inflationary” in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters. In our third quarter of fiscal 2014, the Venezuelan government issued a new exchange agreement that states that certain foreign currency transactions, including the payment of royalties and the use of patents and technology importation agreements, which previously were subject to Venezuela’s official Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rate (the “Official Rate”), are subject to conversion at the rate established at the Venezuelan government’s most recent auction-based exchange rate program, the Complementary System for Foreign Currency Administration (“SICAD”) rate. This SICAD rate is lower than Venezuela’s Official Rate, resulting in the remeasurement loss noted above.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

During the three and nine months ended February 28, 2013, we also incurred a foreign currency remeasurement loss of $64 million related to our Venezuelan subsidiary due to the devaluation of the VEF official exchange rate by the Venezuelan government.

As a large portion of our consolidated operations are international and include countries such as Venezuela, which is experiencing downward market pressures that are not believed to be fully reflected in the various VEF to U.S. Dollar exchange rates referenced above, we could experience additional foreign currency volatility and incur additional remeasurement losses in the future, the amounts and timing of which are unknown. For example, the Venezuelan government enacted a new law effective February 19, 2014 that authorizes additional methods of exchanging VEF at rates other than the Official Rate or the SICAD rate. The regulations necessary to implement the new law are still pending and it is unclear as to whether or how the new law may impact the VEF to U.S. Dollar exchange rates. If the VEF is further devalued from its level as of February 28, 2014 by orders of magnitude of 50% to 90%, we would expect to incur additional foreign currency remeasurement losses of approximately $65 million to $120 million.

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $529 million and $1.6 billion for the three and nine months ended February 28, 2014, respectively, and $486 million and $1.7 billion for the three and nine months ended February 28, 2013, respectively.

Recent Accounting Pronouncements

Presentation of Unrecognized Tax Benefits:     In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us in our first quarter of fiscal 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2014 Acquisitions

Acquisition of Responsys, Inc.

On February 6, 2014, we completed our acquisition of Responsys, Inc. (Responsys), a provider of enterprise-scale cloud-based business-to-consumer marketing software. We have included the financial results of Responsys

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Responsys was approximately $1.6 billion, which consisted of approximately $1.4 billion in cash and $133 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $30 million of net tangible liabilities, related primarily to deferred tax liabilities, $580 million of identifiable intangible assets, and $14 million of in-process research and development, based on their estimated fair values, and $987 million of residual goodwill.

Other Fiscal 2014 Acquisitions

During the first nine months of fiscal 2014, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually or collectively material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was $1.8 billion, which consisted primarily of cash consideration, and we preliminarily recorded $195 million of net tangible liabilities, related primarily to deferred tax liabilities, $957 million of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $987 million of residual goodwill.

In addition, as of February 28, 2014, we have agreed to acquire certain companies for amounts that are not material to our business and expect to close such acquisitions within the next twelve months.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during the first nine months of fiscal 2014 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

In aggregate, the companies that we acquired during the first nine months of fiscal 2014 collectively contributed $195 million to our total revenues during that period. Other collective revenue and earnings contributions for the periods presented were not significant or were not separately identifiable due to the integration of these acquired entities into our existing operations.

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

Acquisition of Eloqua, Inc.

On February 8, 2013, we completed our acquisition of Eloqua, Inc. (Eloqua), a provider of cloud-based marketing automation and revenue performance management software. We have included the financial results of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

Eloqua in our consolidated financial statements from the date of acquisition. The total purchase price for Eloqua was approximately $935 million, which consisted of approximately $933 million in cash and $2 million for the fair value of stock options assumed. We have recorded $1 million of net tangible assets and $327 million of identifiable intangible assets, based on their estimated fair values, and $607 million of residual goodwill.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, Responsys, Acme Packet, Eloqua and certain other companies that we acquired since the beginning of fiscal 2013 (which were considered significant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2013. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2013. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2013.

The unaudited pro forma financial information for the three and nine months ended February 28, 2014 combined the historical results of Oracle for the three and nine months ended February 28, 2014, the historical results of Responsys for three and nine months ended September 30, 2013 (adjusted due to differences in reporting periods and considering the date we acquired Responsys), the historical results of certain other companies that we acquired since the beginning of fiscal 2014 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and nine months ended February 28, 2013 combined the historical results of Oracle for the three and nine months ended February 28, 2013, the historical results of Responsys for the three and nine months ended March 31, 2013 (due to differences in reporting periods), the historical results of Acme Packet for the three and nine months ended December 31, 2012 (due to differences in reporting periods), the historical results of Eloqua for the three and nine months ended September 30, 2012 (adjusted due to differences in reporting periods and considering the date we acquired Eloqua), the historical results of certain other companies that we acquired since the beginning of fiscal 2013 based upon their respective

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2014	2013	2014	2013
Total revenues	$9,346	$9,268	$27,131	$27,092
Net income	$2,549	$2,478	$7,228	$6,979
Basic earnings per share	$0.57	$0.52	$1.59	$1.45
Diluted earnings per share	$0.56	$0.51	$1.57	$1.43

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

Assets Measured at Fair Value on a Recurring Basis

Our assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	February 28, 2014			May 31, 2013
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commercial paper debt securities	$—	$9,911	$9,911	$—	$14,043	$14,043
Corporate debt securities and other	138	12,415	12,553	246	4,689	4,935
Derivative financial instruments	—	111	111	—	41	41

Total assets	$138	$22,437	$22,575	$246	$18,773	$19,019

Our marketable securities investments consisted of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of February 28, 2014 and May 31, 2013, approximately 59% and 91%,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

respectively, of our marketable securities investments mature within one year and 41% and 9%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $24.2 billion and $18.5 billion of borrowings, which consisted of senior notes that were outstanding as of February 28, 2014 and May 31, 2013, respectively, the estimated fair values of our borrowings using Level 2 inputs at February 28, 2014 and May 31, 2013 were $26.0 billion and $20.7 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	February 28, 2014	May 31, 2013
Raw materials	$99	$114
Work-in-process	32	31
Finished goods	96	95

Total	$227	$240

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2014 and the net book value of intangible assets at February 28, 2014 and May 31, 2013 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2013	Additions	February 28, 2014	May 31, 2013	Expense	February 28, 2014	May 31, 2013	February 28, 2014
Software support agreements and related relationships	$5,298	$—	$5,298	$(3,912)	$(430)	$(4,342)	$1,386	$956	N.A.
Hardware systems support agreements and related relationships	817	152	969	(387)	(107)	(494)	430	475	9 years
Developed technology	7,466	823	8,289	(5,477)	(536)	(6,013)	1,989	2,276	7 years
Core technology	2,579	—	2,579	(1,938)	(242)	(2,180)	641	399	N.A.
Customer relationships and contract backlog	2,435	131	2,566	(1,637)	(261)	(1,898)	798	668	4 years
Cloud software subscriptions and related relationships	1,227	487	1,714	(155)	(103)	(258)	1,072	1,456	10 years
Trademarks	635	38	673	(356)	(53)	(409)	279	264	10 years

Total intangible assets subject to amortization	20,457	1,631	22,088	(13,862)	(1,732)	(15,594)	6,595	6,494	8 years
In-process research and development	45	19	64	—	—	—	45	64	N.A.

Total intangible assets, net	$20,502	$1,650	$22,152	$(13,862)	$(1,732)	$(15,594)	$6,640	$6,558

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2014.

Total amortization expense related to our intangible assets was $560 million and $1.7 billion for the three and nine months ended February 28, 2014, respectively, and $586 million and $1.8 billion for the three and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

nine months ended February 28, 2013, respectively. As of February 28, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2014	$554
Fiscal 2015	1,894
Fiscal 2016	1,315
Fiscal 2017	722
Fiscal 2018	588
Fiscal 2019	489
Thereafter	932

Total intangible assets subject to amortization	6,494
In-process research and development	64

Total intangible assets, net	$6,558

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2014 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2013	$10,533	$12,474	$1,259	$3,077	$27,343
Allocation of goodwill(1)	875	—	380	(1,255)	—
Goodwill from acquisitions	505	4	434	1,031	1,974
Goodwill adjustments(2)	3	(5)	4	3	5

Balances as of February 28, 2014	$11,916	$12,473	$2,077	$2,856	$29,322

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

(2)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(3)

Represents goodwill allocated to our other operating segments and approximately $987 million of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2013, we issued €2.0 billion ($2.7 billion as of February 28, 2014) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125% notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We issued the Euro Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

In connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed rate, Euro denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed rate, U.S. Dollar denominated debt of $1.6 billion with a fixed annual interest rate of 3.53% (see Note 9 for additional information). Further, we designated the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Refer to Note 9 for additional information.

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (2019 Notes) and $1.0 billion of 3.625% notes due July 2023 (2023 Notes). The 2019 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 0.58% (0.82% as of February 28, 2014) with interest payable quarterly. We issued these senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

The effective interest yield of the 2019 Notes was 2.44% and interest is payable semi-annually. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2019 Notes so that the interest payable on these notes effectively became variable (0.90% at February 28, 2014; see Note 9 for additional information). The effective interest yield of the 2021 Notes was 2.33% (3.53% after the economic effects of the cross-currency swap agreements described above and in Note 9) and interest is payable annually. The effective interest yields of the 2023 Notes and 2025 Notes at February 28, 2014 were 3.73% and 3.17%, respectively. Interest on the 2023 Notes is payable semi-annually whereas interest on the 2025 Notes is payable annually. We may redeem some or all of the 2019 Notes, 2021 Notes, 2023 Notes and 2025 Notes (collectively, the Senior Notes) prior to their maturity subject to the payment of an applicable make-whole premium. The 2019 Floating Rate Notes may not be redeemed prior to their maturity.

The Senior Notes and the 2019 Floating Rate Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program and all existing and future unsecured senior indebtedness of Oracle Corporation (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 for further information on our commercial paper program and other borrowings). All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and the 2019 Floating Rate Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at February 28, 2014.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2013 Restructuring Plan). Our management subsequently amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $134 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first nine months of fiscal 2014 and we expect to incur the majority of the estimated remaining $246 million through the end of fiscal 2015. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2013(2)	Nine Months Ended February 28, 2014				Accrued February 28, 2014(2)	Total Costs Accrued to Date	Total Expected Program Costs

		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$16	$43	$(5)	$(47)	$1	$8	$115	$158
Software license updates and product support	1	10	—	(9)	(1)	1	17	24
Hardware systems business	24	35	(4)	(44)	3	14	125	238
Services	18	32	(5)	(30)	—	15	94	166
General and administrative and other	12	31	(3)	(28)	2	14	108	119

Total Fiscal 2013 Oracle Restructuring Plan	$71	$151	$(17)	$(158)	$5	$52	$459	$705

Total other restructuring plans(6)	$179	$20	$(8)	$(44)	$(14)	$133

Total restructuring plans	$250	$171	$(25)	$(202)	$(9)	$185

(1)	Restructuring costs recorded for individual line items presented primarily related to employee severance costs.

(2)

The balances at February 28, 2014 and May 31, 2013 included $110 million and $160 million, respectively, recorded in other current liabilities, and $75 million and $90 million, respectively, recorded in other non-current liabilities.

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2014	May 31, 2013
Software license updates and product support	$5,218	$5,705
Hardware systems support and other	634	706
Services	366	381
New software licenses and cloud software subscriptions	255	326

Deferred revenues, current	6,473	7,118
Deferred revenues, non-current (in other non-current liabilities)	352	312

Total deferred revenues	$6,825	$7,430

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses and cloud software subscriptions revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, customer payments made in advance for time-based arrangements including cloud software subscriptions

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

offerings that are typically billed in advance and recognized over the corresponding contractual term, and software license transactions that cannot be segmented from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software license updates and product support, and hardware systems support obligations, amongst others, assumed from our acquired companies. We have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the new software licenses and cloud software subscriptions, software license updates and product support and hardware systems support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

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

February 28, 2014

(Unaudited)

critical terms of the cross-currency swap agreements correspond to the 2021 Notes, including the annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the 2021 Notes.

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating expense, net in the same period that the carrying value of the Euro denominated 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating expense, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the nine months ended February 28, 2014.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating expense, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the nine months ended February 28, 2014.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 for additional information regarding these contracts). As of February 28, 2014 and May 31, 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.9 billion and $3.0 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.7 billion and $1.1 billion, respectively. As of February 28, 2014, the notional amount of forward contracts we held to sell certain other currencies, except U.S. Dollars, in exchange for Indian Rupees was a U.S. Dollar equivalent of $35 million (none as of May 31, 2013). The fair values of our outstanding foreign currency forward contracts were nominal at February 28, 2014 and May 31, 2013. Included in our non-operating expense, net were $5 million and $(4) million of net gains (losses), related to these forward contracts for the three and nine months ended February 28, 2014, respectively, and $22 million and $73 million of net losses for the three and nine months ended February 28, 2013, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

The effects of derivative and non-derivative instruments designated as hedges on our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

	February 28, 2014		May 31, 2013
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$11	Not applicable	$—

Interest rate swap agreements designated as fair value hedges	Prepaid expenses and other current assets	$16	Other assets	$41

Cross-currency swap agreements designated as cash flow hedges	Other assets	$84	Not applicable	$—

Foreign currency borrowings designated as net investment hedge	Notes payable and other non-current borrowings	$(1,073)	Not applicable	$—

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCL (Effective Portion)		Location and Amount of Gain Reclassified from Accumulated OCL into Income (Effective Portion)
(in millions)	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2014		Three Months Ended February 28, 2014	Nine Months Ended February 28, 2014
Cross-currency swap agreements designated as cash flow hedges	$36	$84	Non-operating expense, net	$24	$80

Foreign currency borrowings designated as net investment hedge	$(14)	$(41)	Not applicable	$—	$—

	Location and Amount of Loss Recognized in Income on Derivative					Location and Amount of Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended February 28,		Nine Months Ended February 28,			Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)		2014	2013	2014	2013		2014	2013	2014	2013
Interest rate swap agreements designated as fair value hedges	Interest expense	$(13)	$(7)	$(14)	$(19)	Interest expense	$13	$7	$14	$19

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $6.3 billion remained available for stock repurchases as of February 28, 2014, pursuant to our stock repurchase program. We repurchased 231.4 million shares for $7.8 billion during the nine months ended February 28, 2014 (including 2.5 million shares for $97 million that were repurchased but not settled) and 261.7 million shares for $8.2 billion during the nine months ended February 28, 2013 under the stock repurchase program.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

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

Dividends on Common Stock

During the nine months ended February 28, 2014, our Board of Directors declared cash dividends of $0.36 per share of our outstanding common stock, which we paid during the same period.

In March 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share of our outstanding common stock payable on April 29, 2014 to stockholders of record as of the close of business on April 8, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
Sales and marketing	$42	$32	$123	$112
Software license updates and product support	6	5	16	15
Hardware systems products	1	1	4	2
Hardware systems support	1	1	4	3
Services	7	7	20	24
Research and development	99	86	285	258
General and administrative	42	40	127	122
Acquisition related and other	—	8	4	30

Total stock-based compensation	$198	$180	$583	$566

During the first nine months of fiscal 2014, we issued 132 million stock options and restricted stock-based awards, including our annual grant of stock options in our first quarter of fiscal 2014 and the assumption of certain stock options and restricted stock-based awards from companies that we acquired. These stock option and restricted stock-based award issuances were partially offset by forfeitures and cancellations of 23 million shares during the first nine months of fiscal 2014.

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three and nine months ended February 28, 2014 and 2013:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Expected life (in years)	4.7	4.7	5.1	5.1
Risk-free interest rate	1.5%	0.7%	1.4%	0.7%
Volatility	24%	26%	27%	31%
Dividend yield	1.3%	0.7%	1.6%	0.8%
Weighted-average fair value per share	$7.18	$7.00	$6.65	$7.97

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

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, acquisition related settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 21.0% and 19.8% for the three and nine months ended February 28, 2014, respectively, and 19.0% and 21.5% for the three and nine months ended February 28, 2013, respectively.

Our net deferred tax assets were $1.4 billion and $1.5 billion as of February 28, 2014 and May 31, 2013, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

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

February 28, 2014

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
New software licenses and cloud software subscriptions:
Revenues(1)	$2,418	$2,334	$6,450	$6,321
Sales and distribution expenses	1,486	1,379	4,249	3,816

Margin(2)	$932	$955	$2,201	$2,505
Software license updates and product support:
Revenues(1)	$4,565	$4,344	$13,513	$12,752
Software license updates and product support expenses	274	292	822	817

Margin(2)	$4,291	$4,052	$12,691	$11,935
Total software business:
Revenues(1)	$6,983	$6,678	$19,963	$19,073
Expenses	1,760	1,671	5,071	4,633

Margin(2)	$5,223	$5,007	$14,892	$14,440
Hardware systems products:
Revenues	$725	$671	$2,108	$2,185
Hardware systems products expenses	378	336	1,075	1,086
Sales and distribution expenses	223	212	684	643

Margin(2)	$124	$123	$349	$456
Hardware systems support:
Revenues(1)	$600	$572	$1,811	$1,740
Hardware systems support expenses	199	210	604	646

Margin(2)	$401	$362	$1,207	$1,094
Total hardware systems business:
Revenues(1)	$1,325	$1,243	$3,919	$3,925
Expenses	800	758	2,363	2,375

Margin(2)	$525	$485	$1,556	$1,550
Total services business:
Revenues(1)	$1,007	$1,049	$3,098	$3,294
Services expenses	771	819	2,363	2,562

Margin(2)	$236	$230	$735	$732
Totals:
Revenues(1)	$9,315	$8,970	$26,980	$26,292
Expenses	3,331	3,248	9,797	9,570

Margin(2)	$5,984	$5,722	$17,183	$16,722

(1)

Operating segment revenues generally differ from the external reporting classifications due to certain software license products that are classified as service revenues for management reporting purposes. New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $5 million and $6 million for the three months ended February 28, 2014 and 2013, respectively, and $12 million and $37 million for the nine months ended February 28, 2014 and 2013, respectively. Software license updates and product

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $1 million and $4 million for the three months ended February 28, 2014 and 2013, respectively, and $2 million and $12 million for the nine months ended February 28, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million for each of the three months ended February 28, 2014 and 2013 and $11 million and $10 million for the nine months ended February 28, 2014 and 2013, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
Total revenues for operating segments	$9,315	$8,970	$26,980	$26,292
New software licenses and cloud software subscriptions revenues(1)	(5)	(6)	(12)	(37)
Software license updates and product support revenues(1)	(1)	(4)	(2)	(12)
Hardware systems support revenues(1)	(2)	(2)	(11)	(10)

Total revenues	$9,307	$8,958	$26,955	$26,233

Total margin for operating segments	$5,984	$5,722	$17,183	$16,722
New software licenses and cloud software subscriptions revenues(1)	(5)	(6)	(12)	(37)
Software license updates and product support revenues(1)	(1)	(4)	(2)	(12)
Hardware systems support revenues(1)	(2)	(2)	(11)	(10)
Product development	(1,150)	(1,056)	(3,386)	(3,191)
Marketing and partner program expenses	(132)	(136)	(409)	(426)
Corporate, general and administrative and information technology expenses	(336)	(352)	(1,035)	(1,066)
Amortization of intangible assets	(560)	(586)	(1,732)	(1,789)
Acquisition related and other	5	(32)	(21)	347
Restructuring	(38)	(42)	(146)	(318)
Stock-based compensation	(198)	(172)	(579)	(536)
Interest expense	(228)	(205)	(674)	(588)
Non-operating expense, net	(90)	(39)	(60)	(24)

Income before provision for income taxes	$3,249	$3,090	$9,116	$9,072

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud software subscriptions contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $5 million and $6 million for the three months ended February 28, 2014 and 2013, respectively, and $12 million and $37 million for the nine months ended February 28, 2014 and 2013, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $1 million and $4 million for the three months ended February 28, 2014 and 2013, respectively, and $2 million and $12 million for the nine months ended February 28, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts $2 million for each of the three months ended February 28, 2014 and 2013 and $11 million and $10 million for the nine months ended February 28, 2014 and 2013, respectively. See Note 8 for an explanation of these adjustments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$2,565	$2,504	$7,309	$7,119

Weighted average common shares outstanding	4,496	4,735	4,546	4,798
Dilutive effect of employee stock plans	79	77	70	75

Dilutive weighted average common shares outstanding	4,575	4,812	4,616	4,873

Basic earnings per share	$0.57	$0.53	$1.61	$1.48
Diluted earnings per share	$0.56	$0.52	$1.58	$1.46
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	35	210	168	207

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior court orders. We recorded a $306 million non-current receivable, included in other assets, in our consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. The SAP Defendants subsequently dismissed their appeal. Oracle’s appeal has been fully briefed. The appellate court currently has scheduled argument for May 13, 2014.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

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

On September 19, 2013, the defendants in the Pillar derivative case filed a third-party complaint against Certain Underwriters at Lloyd’s, London, Syndicates 623 and 2623 (“Beazley”), who had issued a directors’ and officers’ insurance policy to Oracle. The third-party complaint alleged that Beazley improperly denied coverage by refusing to pay a reasonable amount to settle the derivative case. The third-party complaint sought declaratory relief, damages, and attorneys’ fees and costs. On October 2, 2013, plaintiffs and defendants in the Pillar

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2014

(Unaudited)

derivative case filed a Stipulation and Agreement of Compromise, Settlement and Release, under which our Chief Executive Officer agreed to pay to Oracle 95% of any and all amounts, if any, that are paid to him under the Pillar earn out. The settlement is subject to approval by the Delaware Chancery Court. The settlement also is expressly conditioned on Beazley’s agreeing to pay, or Beazley’s being ordered by a court to pay, any plaintiffs’ attorneys’ fees and costs awarded by the Court by April 1, 2014. Beazley filed a motion to dismiss the third-party complaint, and the defendants filed a motion for partial summary judgment, seeking a declaration that Beazley is obligated to pay on behalf of Oracle’s directors an award of plaintiffs’ attorneys’ fees and costs up to the insurance policy’s $20 million limit. On January 16, 2014, the court granted Beazley’s motion to dismiss, finding the claims in the third-party complaint were not ripe and that the court lacked subject matter jurisdiction. The parties currently are discussing the possibility of further mediation.

While the outcome of the derivative litigation cannot be predicted with certainty, we do not believe that the outcome will result in losses that are materially in excess of amounts already recognized, if any.

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

For certain of our acquired businesses, we recorded adjustments to reduce cloud software subscriptions obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud software subscriptions revenues related to cloud software subscriptions contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $5 million and $6 million for the three months ended February 28, 2014 and 2013, respectively, and $12 million and $37 million for the nine months ended February 28, 2014 and 2013, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over their respective contractual periods.

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $1 million and $4 million for the three months ended February 28, 2014 and 2013, respectively, and $2 million and $12 million for the nine months ended February 28, 2014 and 2013, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

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

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware systems support obligations assumed, and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $2 million for each of the three months ended February 28, 2014 and 2013 and $11 million and $10 million for the nine months ended February 28, 2014 and 2013, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Responsys, Inc. (Responsys) in the third quarter of fiscal 2014, Tekelec Global, Inc. (Tekelec) in the first quarter of fiscal 2014 and Acme Packet, Inc. (Acme Packet) in the fourth quarter of fiscal 2013, amongst others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our pending and recent acquisitions.

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

During the first nine months of fiscal 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2014 compared to the same periods of fiscal 2013 is impacted by our acquisitions, primarily our acquisitions of Responsys in the third quarter of fiscal 2014, Tekelec in the first quarter of fiscal 2014 and Acme Packet in the fourth quarter of fiscal 2013.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2014 compared to the same periods of fiscal 2013, we quantify the contributions of our acquired products (for the one year period subsequent to the acquisition date) to the growth in new software licenses and cloud software subscriptions revenues, hardware systems products revenues and hardware systems support revenues. The incremental contributions of our acquisitions to our other businesses and operating segments’ revenues and expenses are not provided as they either were not separately identifiable due to the integration of these operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e. the rates in effect on May 31, 2013, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2014 and 2013, our financial statements would reflect reported revenues of $1.37 million in the first nine months of fiscal 2014 (using 1.37 as the month-end average exchange rate for the period) and $1.31 million in the first nine months of fiscal 2013 (using 1.31 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the three and nine months ended February 28, 2014 and 2013 using the May 31, 2013 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Total Revenues by Geography:
Americas	$4,953	5%	8%	$4,698	$14,466	5%	6%	$13,808
EMEA(1)	2,923	6%	4%	2,745	8,178	4%	2%	7,829
Asia Pacific(2)	1,431	-6%	2%	1,515	4,311	-6%	2%	4,596

Total revenues	9,307	4%	6%	8,958	26,955	3%	4%	26,233
Total Operating Expenses	5,740	2%	4%	5,624	17,105	3%	5%	16,549

Total Operating Margin	$3,567	7%	9%	$3,334	$9,850	2%	4%	$9,684

Total Operating Margin %	38%			37%	37%			37%
% Revenues by Geography:
Americas	54%			52%	54%			53%
EMEA	31%			31%	30%			30%
Asia Pacific	15%			17%	16%			17%
Total Revenues by Business:
Software	$6,979	5%	6%	$6,672	$19,958	5%	6%	$19,035
Hardware Systems	1,323	7%	9%	1,241	3,908	0%	1%	3,915
Services	1,005	-4%	-2%	1,045	3,089	-6%	-4%	3,283

Total revenues	$9,307	4%	6%	$8,958	$26,955	3%	4%	$26,233

% Revenues by Business:
Software	75%			74%	74%			73%
Hardware Systems	14%			14%	15%			15%
Services	11%			12%	11%			12%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Third Quarter 2014 Compared to Fiscal Third Quarter 2013:    Excluding the effect of unfavorable foreign currency rate fluctuations of 2 percentage points, our total revenues increased in the third quarter of fiscal 2014 by 6 percentage points due to an increase in our software business revenues, which was attributable to growth in our new software licenses and cloud software subscriptions revenues due substantially to incremental revenues from our acquisitions, and growth in our software license updates and product support revenues; and an increase in our hardware systems business revenues attributable to growth in hardware systems products revenues and hardware systems support revenues due substantially to incremental revenues from our acquisitions. On a constant currency basis, the contributions of our software and hardware businesses revenues to our total revenues growth in the third quarter of fiscal 2014 were partially offset by a decrease in revenues from our services business. On a constant currency basis, the Americas contributed 71%, EMEA contributed 23% and Asia Pacific contributed 6% to our total revenues growth during the third quarter of fiscal 2014.

Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total operating expenses increased in the third quarter of fiscal 2014 primarily due to an increase in sales and marketing and research and development expenses resulting from increased headcount, higher sales-based variable compensation expenses due to revenues growth, and an increase in hardware systems products costs due to an increase in hardware systems products revenues. These expense increases were partially offset by constant currency expense decreases during the third quarter of fiscal 2014 primarily in our software license updates and product support, hardware systems support and services segments due to decreased headcount, lower acquisition related and other expenses, and lower intangible assets amortization.

Excluding the effect of foreign currency rate fluctuations, our operating margin and our operating margin as a percentage of revenues increased during the third quarter of fiscal 2014 as our total revenues increased at a faster rate than our total operating expenses.

First Nine Months Fiscal 2014 Compared to First Nine Months Fiscal 2013:     Excluding the effect of unfavorable foreign currency rate fluctuations of 1 percentage point, our total revenues increased by 4 percentage points in the first nine months of fiscal 2014 due to an increase in our software business revenues due to the same reasons as noted above and an increase in our total hardware systems business revenues attributable to growth in hardware systems support revenues due substantially to incremental revenues from our acquisitions. On a constant currency basis, the contributions of our software and hardware businesses revenues to our total revenues growth in the first nine months of fiscal 2014 were partially offset by a decrease in revenues from our services business. On a constant currency basis, the Americas contributed 76%, EMEA contributed 15% and Asia Pacific contributed 9% to the increase in our total revenues during the first nine months of fiscal 2014.

Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total operating expenses increased on a net basis during the first nine months of fiscal 2014 primarily due to similar reasons as noted above; and due to a $306 million benefit relating to certain litigation and a $118 million acquisition related benefit, both of which decreased our acquisition related and other expenses during the first nine months of fiscal 2013 (see below for additional information). These items that increased our expenses during the first nine months of fiscal 2014 relative to the first nine months of fiscal 2013 were partially offset by lower constant currency expenses during the fiscal 2014 period from our hardware systems support and services segments due to decreased headcount, lower restructuring expenses, and lower intangible assets amortization.

Excluding the effect of foreign currency rate fluctuations, our operating margin increased during the first nine months of fiscal 2014 due to the increase in our total revenues. Operating margin as a percentage of revenues remained flat.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2014	2013	2014	2013
New software licenses and cloud software subscriptions deferred revenues(1)	$5	$6	$12	$37
Software license updates and product support deferred revenues(1)	1	4	2	12
Hardware systems support deferred revenues(1)	2	2	11	10
Amortization of intangible assets(2)	560	586	1,732	1,789
Acquisition related and other(3)(5)	(5)	32	21	(347)
Restructuring(4)	38	42	146	318
Stock-based compensation(5)	198	172	579	536
Income tax effects(6)	(251)	(240)	(783)	(630)

	$548	$604	$1,720	$1,725

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud software subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud software subscriptions revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $5 million and $6 million for the three months ended February 28, 2014 and 2013, respectively, and $12 million and $37 million for the nine months ended February 28, 2014 and 2013, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $4 million for the three months ended February 28, 2014 and 2013, respectively, and $2 million and $12 million for the nine months ended February 28, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million for each of the three months ended February 28, 2014 and 2013 and $11 million and $10 million for the nine months ended February 28, 2014 and 2013, respectively.

Approximately $3 million of estimated cloud software subscriptions revenues related to contracts assumed will not be recognized during each of the remainder of fiscal 2014 and fiscal 2015 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $1 million and $2 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2014 and fiscal 2015, respectively, that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of February 28, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2014	$554
Fiscal 2015	1,894
Fiscal 2016	1,315
Fiscal 2017	722
Fiscal 2018	588
Fiscal 2019	489
Thereafter	932

Total intangible assets subject to amortization	6,494
In-process research and development	64

Total intangible assets, net	$6,558

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. In the first nine months of fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), and a net benefit of $118 million due to a change in the fair value of contingent consideration payable in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information).

(4)

The significant majority of restructuring expenses during the periods presented for the first nine months of fiscal 2014 and 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Sales and marketing	$42	$32	$123	$112
Software license updates and product support	6	5	16	15
Hardware systems products	1	1	4	2
Hardware systems support	1	1	4	3
Services	7	7	20	24
Research and development	99	86	285	258
General and administrative	42	40	127	122

Subtotal	198	172	579	536
Acquisition related and other	—	8	4	30

Total stock-based compensation	$198	$180	$583	$566

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the third quarter of fiscal 2014 and the first nine months of fiscal 2014 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 23.1% and 22.3%, respectively, instead of 21.0% and 19.8%, respectively, which represented our effective tax rates as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for third quarter of fiscal 2013 were calculated reflecting an effective tax rate of

21.0%, instead of 19.0%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effect of amortization of intangible assets, and the disproportionate rate impact of discrete items for the quarter. Income tax effects for the first nine months of fiscal 2013 were calculated reflecting an effective tax rate of 22.6%, instead of 21.5%, which represented our effective tax rate as derived per our condensed consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effect of amortization of intangible assets.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$1,287	7%	9%	$1,205	$3,507	7%	9%	$3,271
EMEA	727	5%	3%	690	1,789	3%	1%	1,734
Asia Pacific	401	-8%	-2%	437	1,151	-11%	-3%	1,290

Total revenues	2,415	4%	6%	2,332	6,447	2%	4%	6,295
Expenses:
Sales and marketing(1)	1,648	6%	8%	1,548	4,757	10%	11%	4,332
Stock-based compensation	41	34%	34%	31	118	9%	9%	109
Amortization of intangible assets(2)	240	-4%	-4%	250	722	-2%	-2%	740

Total expenses	1,929	5%	7%	1,829	5,597	8%	9%	5,181

Total Margin	$486	-3%	0%	$503	$850	-24%	-19%	$1,114

Total Margin %	20%			22%	13%			18%
% Revenues by Geography:
Americas	53%			52%	54%			52%
EMEA	30%			29%	28%			28%
Asia Pacific	17%			19%	18%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2014 Compared to Fiscal Third Quarter 2013:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions revenues increased by 6% in the third quarter of fiscal 2014 due to incremental revenues from our recent acquisitions and growth in revenues from our database and middleware products. In constant currency, growth in the Americas and EMEA regions was partially offset by a decline in revenues in the Asia Pacific region.

In reported currency, our new software licenses revenues were $2.1 billion in each of the third quarters of fiscal 2014 and 2013, and our cloud software subscriptions revenues were $287 million and $231 million in the third quarters of fiscal 2014 and 2013, respectively. In constant currency, our new software license revenues increased by 3% during the third quarter of fiscal 2014 due to growth in revenues from our database and middleware products and incremental revenues from our recent acquisitions, and our cloud software subscriptions revenues increased by 25% in the third quarter of fiscal 2014 due to incremental revenues from our recent acquisitions.

In reported currency, our recent acquisitions contributed $84 million of growth to our total new software licenses and cloud software subscriptions revenues during the third quarter of fiscal 2014. In constant currency, our new software licenses and cloud software subscriptions increased over the trailing 4-quarters by 3% primarily due to revenue contributions from our recent acquisitions.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud software subscriptions obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud software subscriptions revenues in the amounts of $5 million and $6 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the third quarters of fiscal 2014 and 2013, respectively. To the extent underlying cloud software subscriptions contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud software subscriptions contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 16% in the third quarter of fiscal 2014 and represented 25% of our total new software licenses and cloud software subscriptions revenues in the third quarter of fiscal 2014 in comparison to 22% in the third quarter of fiscal 2013.

Excluding the effect of favorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions expenses increased in the third quarter of fiscal 2014 primarily due to higher employee related expenses from increased headcount and higher variable compensation expenses due to revenues growth, partially offset by a decrease in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions margin was flat. Margin as a percentage of revenues decreased during the third quarter of fiscal 2014 as our total expenses associated with this segment increased at a faster rate than our total revenues.

First Nine Months Fiscal 2014 Compared to First Nine Months Fiscal 2013:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, total new software licenses and cloud software subscriptions revenues increased by 4 percentage points in the first nine months of fiscal 2014 primarily due to reasons noted above. In constant currency, growth in the Americas and EMEA regions was partially offset by a decline in revenues in the Asia Pacific region.

In reported currency, our new software licenses revenues were $5.6 billion in each of the first nine months of fiscal 2014 and 2013 and our cloud software subscriptions revenues were $800 million and $653 million in the first nine months of fiscal 2014 and 2013, respectively. In constant currency, our new software licenses revenues and cloud software subscriptions revenues increased by 2% and 24%, respectively, in the first nine months of fiscal 2014 primarily due to reasons noted above. In reported currency, cloud software subscriptions revenues in the amounts of $12 million and $37 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2014 and 2013, respectively, due to business combination accounting rules.

In reported currency, our recent acquisitions contributed $227 million of growth to our total new software licenses and cloud software subscriptions revenues during the first nine months of fiscal 2014. In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 7% in the first nine months of fiscal 2014 and represented 25% of our total new software licenses and cloud software subscriptions revenues in the first nine months of fiscal 2014 in comparison to 24% in the first nine months of fiscal 2013.

Excluding the effect of favorable currency rate fluctuations of 1 percentage point, total new software licenses and cloud software subscriptions expenses increased primarily due to the same reasons as noted above. Excluding the currency fluctuations, total margin and margin as a percentage of revenues decreased during the first nine months of fiscal 2014 as our total operating expenses increased at a faster rate than our total revenues for this segment.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Software License Updates and Product Support Revenues:
Americas	$2,470	5%	6%	$2,362	$7,336	6%	7%	$6,919
EMEA	1,493	9%	7%	1,365	4,364	10%	7%	3,977
Asia Pacific	601	-2%	7%	613	1,811	-2%	8%	1,844

Total revenues	4,564	5%	7%	4,340	13,511	6%	7%	12,740
Expenses:
Software license updates and product support(1)	280	-7%	-4%	301	844	0%	2%	845
Stock-based compensation	6	8%	8%	5	16	9%	9%	15
Amortization of intangible assets(2)	198	-5%	-5%	207	606	-4%	-4%	629

Total expenses	484	-6%	-4%	513	1,466	-2%	0%	1,489

Total Margin	$4,080	7%	8%	$3,827	$12,045	7%	8%	$11,251

Total Margin %	89%			88%	89%			88%
% Revenues by Geography:
Americas	54%			54%	55%			54%
EMEA	33%			32%	32%			31%
Asia Pacific	13%			14%	13%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2014 Compared to Fiscal Third Quarter 2013:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, software license updates and product support revenues increased by 7% in the third quarter of fiscal 2014 as a result of new software licenses sold with substantially all customers electing to purchase software support contracts during the trailing 4-quarter period, and the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effect of currency rate fluctuations, the Americas contributed 53%, EMEA contributed 32% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues during the third quarter of fiscal 2014.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $1 million and $4 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the third quarters of fiscal 2014 and 2013, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of favorable foreign currency rate fluctuations of 2 percentage points, total software license updates and product support expenses during the third quarter of fiscal 2014 decreased due to a decrease in employee related costs attributable to a decrease in headcount, a decrease in certain non-income based taxes, and a decrease in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased during the third quarter of fiscal 2014 as our total revenues for this segment increased while our total expenses decreased.

First Nine Months Fiscal 2014 Compared to First Nine Months Fiscal 2013:    Excluding the effect of unfavorable currency rate fluctuations of 1 percentage point, software license updates and product support revenues increased by 7% in the first nine months of fiscal 2014 primarily due to the same reasons as noted above. Excluding the effect of currency rate fluctuations, the Americas contributed 54%, EMEA contributed 30%

and Asia Pacific contributed 16% to the increase in software license updates and product support revenues during the first nine months of fiscal 2014.

Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $2 million and $12 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2014 and 2013, respectively.

Excluding the effect of favorable foreign currency rate fluctuations, total software license updates and product support expenses during the first nine months of fiscal 2014 were flat. Margin and margin as a percentage of revenues increased during the first nine months of fiscal 2014 as our total revenues for this segment increased while our total expenses were flat.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Hardware Systems Products Revenues:
Americas	$348	13%	16%	$307	$1,064	1%	2%	$1,056
EMEA	218	8%	8%	201	579	-6%	-7%	615
Asia Pacific	159	-2%	2%	163	465	-10%	-5%	514

Total revenues	725	8%	10%	671	2,108	-3%	-2%	2,185
Expenses:
Hardware systems products(1)	378	13%	15%	336	1,074	-1%	0%	1,085
Sales and marketing(1)	238	7%	8%	222	721	7%	8%	676
Stock-based compensation	2	7%	7%	2	9	55%	55%	5
Amortization of intangible assets(2)	60	-21%	-21%	76	217	-10%	-10%	240

Total expenses	678	7%	8%	636	2,021	1%	2%	2,006

Total Margin	$47	34%	46%	$35	$87	-51%	-48%	$179

Total Margin %	7%			5%	4%			8%
% Revenues by Geography:
Americas	48%			46%	51%			48%
EMEA	30%			30%	27%			28%
Asia Pacific	22%			24%	22%			24%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2014 Compared to Fiscal Third Quarter 2013:    Excluding the effect of unfavorable currency rate fluctuations of 2 percentage points, hardware systems products revenues increased by 10 percentage points in the third quarter of fiscal 2014 primarily due to $46 million of incremental revenues from our recently acquired companies and increases in hardware revenues attributable to our Oracle Engineered Systems. These hardware revenues increases were partially offset by reductions in the sales volumes of certain of our legacy product lines, including lower margin products. On a constant currency basis, the Americas contributed 72%, EMEA contributed 24% and Asia Pacific contributed 4% to our total hardware systems products revenues growth during the third quarter of fiscal 2014.

Excluding the effect of currency rate fluctuations, total hardware systems products operating expenses increased in the third quarter of fiscal 2014 primarily due to an increase in hardware systems products costs associated with increased revenues and an increase in employee related expenses due primarily to increased sales and marketing headcount. These constant currency expense increases were partially offset by a decrease in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total hardware systems products margin and margin as a percentage of revenues increased in the third quarter of fiscal 2014 as the total revenues for this segment increased at a faster pace than the total expenses.

First Nine Months Fiscal 2014 Compared to First Nine Months Fiscal 2013:    Excluding the effect of currency rate fluctuations, total hardware systems products revenues decreased during the first nine months of fiscal 2014 primarily due to reductions in the sales volumes of certain of our legacy product lines, including lower margin products. These revenues decreases were partially offset by increases in hardware revenues due to similar reasons as noted above, including revenues contributions from our recent acquisitions, which contributed $148 million of incremental revenues during the first nine months of fiscal 2014.

In constant currency, total hardware systems products operating expenses increased in the first nine months of fiscal 2014 primarily due to an increase in employee related expenses due primarily to an increase in sales and marketing headcount, partially offset by a decrease in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total margin and margin as a percentage of revenues decreased in the first nine months of fiscal 2014 primarily due to the decrease in our hardware revenues and an increase in the segment’s operating expenses as noted above.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Hardware Systems Support Revenues:
Americas	$307	14%	16%	$270	$926	13%	14%	$821
EMEA	185	-2%	-4%	189	554	-3%	-4%	568
Asia Pacific	106	-5%	4%	111	320	-6%	2%	341

Total revenues	598	5%	7%	570	1,800	4%	6%	1,730
Expenses:
Hardware systems support(1)	206	-6%	-4%	218	626	-6%	-5%	667
Stock-based compensation	1	24%	24%	1	4	32%	32%	3
Amortization of intangible assets(2)	58	20%	20%	49	174	7%	7%	162

Total expenses	265	-1%	0%	268	804	-3%	-2%	832

Total Margin	$333	10%	13%	$302	$996	11%	13%	$898

Total Margin %	56%			53%	55%			52%
% Revenues by Geography:
Americas	51%			48%	51%			47%
EMEA	31%			33%	31%			33%
Asia Pacific	18%			19%	18%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of unfavorable currency rate fluctuations, hardware systems support revenues increased by 7 and 6 percentage points in the third quarter and the first nine months of fiscal 2014, respectively, primarily due to incremental revenues from our recent acquisitions of $45 million and $114 million in the third quarter and first nine months of fiscal 2014, respectively. These hardware support revenues increases were partially offset by certain hardware support revenues decreases that were generally caused by the reductions in sales volumes of certain of our legacy hardware systems product lines for which we offer hardware systems support.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $2 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in each of the third quarters of fiscal 2014 and 2013, and $11 million and $10 million were not recognized in the first nine months of fiscal 2014 and 2013, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effect of favorable currency rate fluctuations, total hardware systems support expenses during the third quarter of fiscal 2014 were flat as decreases in employee related costs attributable to decreased headcount and reduced services delivery costs due to operational initiatives were offset by an increase in amortization of intangible assets related to our recent acquisitions. During the first nine months of fiscal 2014, constant currency hardware systems support expenses decreased primarily due to a reduction in employee related expenses attributable to decreased headcount and reduced service delivery costs due to operational initiatives, partially offset by an increase in amortization of intangible assets.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Services Revenues:
Americas	$541	-2%	0%	$554	$1,633	-6%	-5%	$1,741
EMEA	300	0%	-2%	300	892	-5%	-7%	935
Asia Pacific	164	-14%	-6%	191	564	-7%	2%	607

Total revenues	1,005	-4%	-2%	1,045	3,089	-6%	-4%	3,283
Expenses:
Services(1)	797	-6%	-4%	847	2,441	-8%	-6%	2,644
Stock-based compensation	7	-6%	-6%	7	20	-13%	-13%	24
Amortization of intangible assets(2)	4	3%	3%	4	13	-30%	-30%	18

Total expenses	808	-6%	-4%	858	2,474	-8%	-6%	2,686

Total Margin	$197	5%	6%	$187	$615	3%	4%	$597

Total Margin %	20%			18%	20%			18%
% Revenues by Geography:
Americas	54%			53%	53%			53%
EMEA	30%			29%	29%			29%
Asia Pacific	16%			18%	18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2014 Compared to Fiscal Third Quarter 2013:    Excluding the effect of currency rate fluctuations, our total services revenues decreased during the third quarter of fiscal 2014 due to revenue decreases in our consulting services segment, partially offset by revenue increases in our managed cloud services and education services segments.

Excluding the effect of currency rate fluctuations, our total services expenses decreased during the third quarter of fiscal 2014 primarily due to expense decreases in our consulting services segment due to decreased headcount, and a decrease in certain other operating expenses, net.

Excluding the effect of currency rate fluctuations, total services margin and total margin as a percentage of total services revenues increased during the third quarter of fiscal 2014 due to our expense reductions for this business.

First Nine Months Fiscal 2014 Compared to First Nine Months Fiscal 2013:    Excluding the effect of currency rate fluctuations, our total services revenues decreased during the first nine months of fiscal 2014 due to revenue decreases in all of our services segments. The largest services revenues decrease was to our consulting segment’s revenues.

Excluding the effect of currency rate fluctuations, our total services expenses decreased during the first nine months of fiscal 2014 primarily due to similar reasons noted above and lower intangible asset amortization.

In constant currency, total services margin and total margin as a percentage of total services revenues increased during the first nine months of fiscal 2014 due to our expense reductions for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Research and development(1)	$1,193	8%	10%	$1,100	$3,518	6%	7%	$3,328
Stock-based compensation	99	16%	16%	86	285	10%	10%	258

Total expenses	$1,292	9%	10%	$1,186	$3,803	6%	7%	$3,586

% of Total Revenues	14%			13%	14%			14%

(1)	Excluding stock-based compensation

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
General and administrative(1)	$209	-5%	-3%	$220	$646	-4%	-3%	$676
Stock-based compensation	42	5%	5%	40	127	3%	3%	122

Total expenses	$251	-3%	-2%	$260	$773	-3%	-2%	$798

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased during the fiscal 2014 periods presented due primarily to reductions in professional fees and certain other operating expenses, net, partially offset by slightly higher salaries and benefits expenses due to an increase in headcount.

Amortization of Intangible Assets:    Substantially all of our intangible assets are acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. For additional information regarding our intangible assets and related amortization, see Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Software support agreements and related relationships	$141	-3%	-3%	$145	$430	-2%	-2%	$437
Hardware systems support agreements and related relationships	36	20%	20%	30	107	19%	19%	90
Developed technology	166	-18%	-18%	203	536	-14%	-14%	626
Core technology	79	-4%	-4%	82	242	-2%	-2%	246
Customer relationships and contract backlog	82	1%	1%	81	261	0%	0%	262
Cloud software subscriptions and related relationships	38	31%	31%	29	103	27%	27%	81
Trademarks	18	13%	13%	16	53	13%	13%	47

Total amortization of intangible assets	$560	-4%	-4%	$586	$1,732	-3%	-3%	$1,789

Amortization of intangible assets decreased during the fiscal 2014 periods presented as certain of our intangible assets pertaining to our legacy acquisitions of BEA Systems, Inc. and Sun Microsystems, Inc. and certain other companies became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Transitional and other employee related costs	$7	3%	3%	$7	$17	-27%	-27%	$24
Stock-based compensation	—	-97%	-97%	8	4	-88%	-88%	30
Professional fees and other, net	2	-74%	-74%	7	15	105%	105%	(282)
Business combination adjustments, net	(14)	-239%	-234%	10	(15)	87%	88%	(119)

Total acquisition related and other expenses	$(5)	-117%	-115%	$32	$21	106%	106%	$(347)

Fiscal Third Quarter 2014 Compared to Fiscal Third Quarter 2013:    On a constant currency basis, the decrease in acquisition related and other expenses during the third quarter of fiscal 2014 was primarily due to certain benefits, net, that we recorded during this period that related to certain business combination adjustments.

First Nine Months Fiscal 2014 Compared to First Nine Months Fiscal 2013:    On a constant currency basis, the increase in our acquisition related and other expenses in the first nine months of fiscal 2014 was primarily due to a $306 million benefit that we recorded in the first quarter of fiscal 2013 to professional fees and other, net related to certain litigation that decreased our expenses during that period (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), and the change in fair value of contingent consideration payable in connection with an acquisition, which resulted in a net benefit of $118 million that we recorded during the first nine months of fiscal 2013 (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information).

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Restructuring expenses	$38	-9%	-9%	$42	$146	-54%	-55%	$318

Restructuring expenses in the fiscal 2014 and 2013 periods presented primarily related to our 2013 Restructuring Plan, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our operations. We amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take to improve efficiencies in our operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately $246 million as of February 28, 2014. The majority of the remaining costs are expected to be incurred through the end of fiscal 2015. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Interest expense	$228	11%	11%	$205	$674	15%	15%	$588

Interest expense increased in the fiscal 2014 periods presented primarily due to higher average borrowings resulting from our issuance of $3.0 billion and €2.0 billion of senior notes in July 2013 and our issuance of $5.0 billion of senior notes in October 2012, partially offset by a reduction in interest expense resulting from the maturity and repayment of $1.25 billion of senior notes in April 2013 (see Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2014 borrowings).

Non-Operating Expense, net:    Non-operating expense, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses) including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Interest income	$67	7%	16%	$62	$189	5%	12%	$180
Foreign currency losses, net	(148)	70%	67%	(87)	(226)	51%	46%	(150)
Noncontrolling interests in income	(23)	-23%	-21%	(29)	(75)	-20%	-19%	(93)
Other income, net	14	-13%	-13%	15	52	33%	33%	39

Total non-operating expense, net	$(90)	132%	113%	$(39)	$(60)	151%	64%	$(24)

On a constant currency basis, our non-operating expense, net increased during the fiscal 2014 periods presented primarily due to an increase in foreign currency losses, net. Included in our non-operating expense, net for the three and nine months ended February 28, 2014 is a foreign currency remeasurement loss of $111 million. This loss is related to the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. The Venezuelan economy has been determined to be “highly inflationary” in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 830, Foreign Currency Matters. In our third quarter of fiscal 2014, the Venezuelan government issued a new exchange agreement that states that certain foreign currency transactions, including the payment of royalties and the use of patents and technology importation agreements, which previously were subject to Venezuela’s official Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rate (the “Official Rate”), are subject to conversion at the rate established at the Venezuelan government’s most recent auction-based exchange rate program, the Complementary System for Foreign Currency Administration (“SICAD”) rate. This SICAD rate is lower than Venezuela’s Official Rate, resulting in the remeasurement loss noted above.

During the three and nine months ended February 28, 2013, we also incurred a foreign currency remeasurement loss of $64 million related to our Venezuelan subsidiary due to the devaluation of the VEF official exchange rate by the Venezuelan government.

As a large portion of our consolidated operations are international and include countries such as Venezuela, which is experiencing downward market pressures that are not believed to be fully reflected in the various VEF to U.S. Dollar exchange rates referenced above, we could experience additional foreign currency volatility and incur additional remeasurement losses in the future, the amounts and timing of which are unknown. For example, the Venezuelan government enacted a new law effective February 19, 2014 that authorizes additional methods of exchanging VEF at rates other than the Official Rate or the SICAD rate. The regulations necessary to implement the new law are still pending and it is unclear as to whether or how the new law may impact the VEF to U.S. Dollar exchange rates. If the VEF is further devalued from its level as of February 28, 2014 by orders of magnitude of 50% to 90%, we would expect to incur additional foreign currency remeasurement losses of approximately $65 million to $120 million.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Provision for income taxes	$684	17%	19%	$586	$1,807	-8%	-5%	$1,953

Effective tax rate	21.0%			19.0%	19.8%			21.5%

Fiscal Third Quarter 2014 Compared to Fiscal Third Quarter 2013:    Provision for income taxes in the third quarter of fiscal 2014 increased, relative to the provision for income taxes in the third quarter of fiscal 2013, due to higher taxable income during the third quarter of fiscal 2014 and the retroactive extension of the U.S. research and development credit during the fiscal 2013 period, which reduced our income taxes in that period.

First Nine Months Fiscal 2014 Compared to First Nine Months Fiscal 2013:    Provision for income taxes for the first nine months of fiscal 2014 decreased, relative to the provision for income taxes for the first nine months of fiscal 2013, due to a tax favorable change in the jurisdictional mix of our earnings and the effects of acquisition related settlements with tax authorities during the fiscal 2014 period. Our provision for income taxes during the first nine months of fiscal 2013 was affected by the retroactive extension of the U.S. research and development credit, which reduced our income taxes in that period.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2014	Change	May 31, 2013
Working capital	$31,312	9%	$28,820
Cash, cash equivalents and marketable securities	$37,225	16%	$32,216

Working capital:    The increase in working capital as of February 28, 2014 in comparison to May 31, 2013 was primarily due to our issuances of €2.0 billion and $3.0 billion of long-term senior notes in July 2013, the favorable impact to our net current assets resulting from our net income during the first nine months of fiscal 2014, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by the reclassification of $1.5 billion of senior notes due July 2014 from long-term to current, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders, and cash used for acquisitions, all of which occurred during the first nine months of fiscal 2014. Our working capital may be impacted by some of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at

February 28, 2014 in comparison to May 31, 2013 was due to an increase in cash generated from our operating activities, our issuance of €2.0 billion and $3.0 billion of senior notes in July 2013, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by $7.8 billion of repurchases of our common stock, $3.1 billion of net cash paid for acquisitions and $1.6 billion used for the payment of cash dividends to our stockholders during the first nine months of fiscal 2014. Cash, cash equivalents and marketable securities included $32.9 billion held by our foreign subsidiaries as of February 28, 2014, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first nine months of fiscal 2014, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased as of February 28, 2014 relative to what we would have reported using constant currency rates from our May 31, 2013 balance sheet date.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 39 days at February 28, 2014 compared with 50 days at May 31, 2013. The days sales outstanding calculation excluded the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud software subscriptions obligations, software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding was primarily due to strong collections, in our first nine months of fiscal 2014, and seasonality resulting in a large volume of software license and software support balances outstanding as of May 31, 2013.

	Nine Months Ended February 28,
(Dollars in millions)	2014	Change	2013
Net cash provided by operating activities	$10,465	8%	$9,660
Net cash used for investing activities	$(5,932)	59%	$(3,727)
Net cash used for financing activities	$(2,262)	-54%	$(4,874)

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

Net cash provided by operating activities increased in the first nine months of fiscal 2014 primarily due to the following, which in each case compares the favorable cash impacts for the first nine months of fiscal 2014 to the first nine months of fiscal 2013: the cash favorable impacts of increased net income adjusted for amortization of intangible assets, stock-based compensation and depreciation; additional cash inflows associated with arrangements for which revenues were initially deferred at the outset of the arrangements, primarily software support arrangements; and the impact of a reduction of contingent consideration payable in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for additional information) and the impact of a $306 million non-current receivable related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information), both of which were recognized in the first nine months of fiscal 2013.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first nine months of fiscal 2014 due to an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and an increase in cash used for acquisitions, net of cash acquired, in each case compared to the first nine months of fiscal 2013.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash used for financing activities in the first nine months of fiscal 2014 decreased in comparison to the first nine months of fiscal 2013 primarily due to the repayment of $1.7 billion of short-term borrowings pursuant to certain expired revolving credit facilities during the first nine months of fiscal 2013 (no repayments during the first nine months of fiscal 2014), a net increase in borrowings during the first nine months of fiscal 2014 (we issued €2.0 billion and $3.0 billion of senior notes during the first nine months of fiscal 2014 in comparison to $5.0 billion of senior notes issued during the first nine months of fiscal 2013), lower stock repurchase activity and higher proceeds from stock option exercises. These fiscal 2014 cash favorable variances were partially offset by an increase in payments of cash dividends to stockholders in the first nine months of fiscal 2014 in comparison to the first nine months of fiscal 2013.

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2014	Change	2013
Net cash provided by operating activities	$15,029	10%	$13,717
Capital expenditures(1)	(609)	-11%	(684)

Free cash flow	$14,420	11%	$13,033

Net income	$11,115		$10,571

Free cash flow as percent of net income	130%		123%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our condensed consolidated statements of cash flows presented in accordance with GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $941 million and $829 million, respectively, or approximately 15% and 13%, respectively, of our new software licenses and cloud software subscriptions revenues in the first nine months of fiscal 2014 and 2013, and $106 million and $94 million, respectively, or approximately 5% and 4%, respectively, of our hardware systems products revenues in the first nine months of fiscal 2014 and 2013.

Recent Financing Activities:

Senior Notes:    In July 2013, we issued €2.0 billion ($2.7 billion as of February 28, 2014) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125%

notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We are accounting for the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar pursuant to ASC 815, Derivatives and Hedging (ASC 815).

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (2019 Notes) and $1.0 billion of 3.625% notes due July 2023 (2023 Notes, and together with the Floating Rate Notes and 2019 Notes, the U.S. Dollar Notes).

We issued the Euro Notes and the U.S. Dollar Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions. Additional details regarding the Euro Notes, the U.S. Dollar Notes, and the related hedge accounting are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Interest Rate Swap Agreements:    In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of February 28, 2014, our 2019 Notes had an effective interest rate of 0.90% after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 6 and Note 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $6.3 billion remained available for stock repurchases as of February 28, 2014 pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    During the first nine months of fiscal 2014, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 other than those items noted under Recent Financing Activities—Senior Notes; —Interest Rate Swap Agreements; and—Cross Currency Swap Agreements above.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2010 has been a weighted average annualized rate of 1.8% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at February 28, 2014, which generally have a 10-year exercise period, approximately 0.6% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2014, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 10.9%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

In July 2013, we issued €2.0 billion ($2.7 billion as of February 28, 2014) of fixed rate senior notes and $3.0 billion of senior notes comprised of $500 million of floating rate notes and $2.5 billion of fixed rate notes as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $24.2 billion as of February 28, 2014, consisting of $23.7 billion of fixed rate borrowings and $500 million of floating rate borrowings.

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

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of February 28, 2014, our 2014 Notes and 2019 Notes had effective interest rates of 1.31% and 0.90%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of February 28, 2014, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $35 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

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

In July 2013, we also issued €750 million of 3.125% notes due July 2025 (2025 Notes). We designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. As a result, the change in the carrying value of the Euro denominated 2025 Notes due to fluctuations in foreign currency exchange rates on the effective portion is recorded in accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report. Any remaining change in the carrying value of the 2025 Notes representing the ineffective portion of the net investment hedge is recognized in non-operating expense, net. We did not record any ineffectiveness for the first nine months of fiscal 2014.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2025 Notes at maturity. If the U.S. Dollar weakened by 10% in comparison to the Euro as of February 28, 2014, our obligation to settle the 2025 Notes in U.S. Dollars would have increased by approximately $103 million.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2014. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2013 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $6.3 billion remained available for stock repurchases as of February 28, 2014 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2013—December 31, 2013	21.2	$35.38	21.2	$7,585.9
January 1, 2014—January 31, 2014	17.9	$37.73	17.9	$6,908.8
February 1, 2014—February 28, 2014	16.2	$37.71	16.2	$6,296.8

Total	55.3	$36.82	55.3

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2014 and May 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 20, 2014	By:	/S/ SAFRA A. CATZ
Safra A. Catz
President, Chief Financial Officer and Director

Date: March 20, 2014	By:	/S/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer