Form 10-K
period 2014-05-31
ORACLE CORP
filed 2014-06-26
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35992

Oracle Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-2185193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Oracle Parkway
Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

(650) 506-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share 2.25% senior notes due January 2021 3.125% senior notes due July 2025	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $118,156,172,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2014, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 19, 2014: 4,454,889,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2014 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2014

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our intention that our direct sales force will sell proportionately more of our hardware systems products in the future;

•	continued realization of gains or losses with respect to our foreign currency exposures;

•	our expectation that our software and cloud business’ total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our software and cloud business;

•	our international operations providing a significant portion of our total revenues and expenses;

•	our expectation to continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services;

•	our expectation that future devaluations of the Venezuelan currency will not have a significant impact on our consolidated financial statements;

•	the sufficiency of our sources of funding for acquisitions or other matters;

•	our expectation to continue paying comparable cash dividends on a quarterly basis;

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

•	our expectation that seasonal trends will continue in fiscal 2015;

•	our expectation to continue to depend on third party manufacturers to build certain hardware systems products and third party logistics providers to deliver our products;

•

our expectation that to the extent customers renew support contracts or cloud software-as-a-service and platform-as-a-service contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware systems revenues;

•

the timing of customer orders and delays in our ability to manufacture or deliver a few large transactions substantially affecting the amount of hardware systems products revenues, expenses and operating margins that we will report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including the Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2015, which runs from June 1, 2014 to May 31, 2015.

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

PART I

Item 1.     Business

General

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services that are engineered to work together in the cloud and in the data center. Our offerings include Oracle database and middleware software, application software, cloud infrastructure, hardware systems—including computer server, storage and networking products—and related services. We develop and maintain our products and services to be enterprise-grade, reliable, secure and interoperable while offering customers a choice in deployment models that best meet their information technology (IT) needs. Our customers can subscribe to use many Oracle software and hardware products through our Oracle Cloud offerings, or purchase our software and hardware products and related services to build their own internal clouds or on-premise IT environments.

Cloud computing IT environments, including those offered through our Oracle Cloud Software-as-a-Service (SaaS), Platform-as-a-Service (PaaS) and Infrastructure-as-a-Service (IaaS) offerings, are designed to be attractive and cost-effective options for our customers as we integrate the software and hardware on the customers’ behalf in IT environments that we deploy, support and manage. We are a leader in the core technologies of cloud computing, including database and middleware software as well as web-based applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our own cloud services, our partners’ cloud services and our customers’ cloud IT environments. An important element of our corporate strategy is to deliver reliable, secure and scalable products and services that are built upon industry standards and are engineered to work both together or independently, regardless of the deployment model selected.

We believe that our investments in, and continued innovation with respect to, our software and cloud, hardware, and services businesses are the foundation of our long-term strategic plans. In fiscal 2014, 2013, and 2012 we invested $5.2 billion, $4.9 billion and $4.5 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products and services. We have expanded our enterprise-grade cloud computing offerings through our continued investments in research and development and through targeted acquisitions in order to broaden our Oracle Cloud offerings. For example, our Oracle Cloud Software-as-a-Service offerings, including our sales, marketing, customer service, financials, project management, human capital and talent management cloud solutions, among others, enable us to provide IT functionality that customers can use to manage critical business functions in a rapidly deployable delivery model with lower upfront customer investment. Certain of our enterprise-grade cloud computing offerings include infrastructure based upon our Oracle Engineered Systems, including our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle SuperCluster products, among others. We designed our Oracle Engineered Systems to combine certain of our hardware and software offerings to increase computing performance relative to our competitors’ products, creating cost efficiencies, time savings and operational cost advantages for our customers. Our Oracle Engineered Systems provide the core infrastructure for our own on-premise IT data centers and those of our customers, and for cloud IT environments, including our own Oracle Cloud services, our partners’ cloud services and our customers’ cloud environments. We also continue to demonstrate our commitment to customer choice through ongoing enhancements to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products and services, amongst others.

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

Our software and cloud, hardware systems, and services businesses are divided into certain operating segments. Our software and cloud business is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, which includes our SaaS and PaaS offerings, (2) cloud infrastructure-as-a-service and (3) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our services business is comprised of the remainder of our operating segments and offers consulting services, enhanced support services and education services. Our software and cloud, hardware systems and services businesses represented 76%, 14% and 10% of our total revenues, respectively, in fiscal 2014; 75%, 14% and 11% of our total revenues, respectively, in fiscal 2013; and 72%, 17% and 11% of our total revenues, respectively, in fiscal 2012. Our cloud infrastructure-as-a-service segment was established during our fiscal quarter ended May 31, 2014. Our fiscal 2014 results, and historical results for fiscal 2013 and 2012, reflect this new segment structure and will continue prospectively in our future filings. See Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, for additional information related to our operating segments.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Recent Trends and Focus Areas

Oracle and Cloud Computing

Oracle’s cloud solutions include a broad suite of subscription-based, enterprise-grade cloud services and a portfolio of products and services to build and manage various cloud deployment models. Our comprehensive cloud strategy enables customers to choose the right approach for them, whether it is a cloud environment through the use of Oracle Cloud or through customers selecting Oracle products and services for their cloud infrastructures, including the use of Oracle Engineered Systems.

Oracle Cloud

Oracle Cloud is a comprehensive set of cloud offerings that is designed to provide customers and partners with access to application services, platform services and infrastructure services on a subscription basis that we host, manage and support. Oracle Cloud is built upon open industry standards such as SQL, Java and HTML5 for easier application portability, integration and development.

Oracle Cloud Software-as-a-Service includes a broad portfolio of enterprise SaaS applications that are designed to deliver mission-critical business functions including: sales; marketing; social engagement, monitoring, marketing, and data and insight; service and supply chain management; human capital; talent management; enterprise resource planning; performance management; and financial reporting, among others.

We believe the comprehensiveness of our Oracle Cloud Software-as-a-Service offerings provides greater benefit to our customers and differentiates us from many of our competitors that offer more limited or specialized cloud-based applications. Our Oracle Cloud Software-as-a-Service offerings are designed to be interoperable with one another, thereby limiting the integration and tuning of multiple cloud applications from multiple vendors. Oracle Cloud is designed to deliver data isolation and flexible upgrades, self-service control for users, a Service-Oriented Architecture (SOA) for integration with on-premise systems, built-in social, mobile and business insight capabilities; and a high performance, high availability infrastructure based on Oracle Engineered Systems. These capabilities are designed to simplify IT environments and enable customers to focus resources on business growth opportunities.

Oracle Cloud Platform-as-a-Service is designed to deliver Oracle Database and Java services in the cloud so that developers can extend Oracle Cloud Applications or build new applications. Customers and partners can use our open, standards-based Java platform based on Oracle WebLogic Server and our Oracle Database as a cloud service, including tools for rapid application development; flexible cloud-based file sharing and collaboration; intuitive business tools for analysis and reporting; and mobile device connectivity.

Oracle Cloud Infrastructure-as-a-Service includes virtual machine instances that are designed for computing and reliable and secure object storage; Oracle Engineered Systems hardware and related support that are deployed in our customers’ data centers for a monthly fee; and comprehensive software and hardware management and maintenance services for customer IT infrastructure that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities.

We also offer Oracle Cloud Marketplace, which is a global marketplace that is designed to allow partners to publish applications and for customers to browse through and discover new solutions to address their business needs.

Oracle and Customer Cloud Environments

Oracle database and middleware software, application software, cloud infrastructure, hardware systems and related services are the building blocks of our own cloud services, our partners’ cloud services and our customers’ cloud IT environments. Our software and hardware products and services—including Oracle Database, Oracle Fusion Middleware, Java, and Oracle Engineered Systems—are used for cloud platforms and are designed to be interoperable and provide a shared and elastically scalable platform for consolidating existing applications and developing and deploying new applications. Our software and hardware products are also used for cloud infrastructures and are designed to support diverse application requirements, dynamic resource pooling, elastic scalability and rapid application deployment through application-aware virtualization and management capabilities. Oracle Enterprise Manager is one of our offerings used to manage cloud environments.

Oracle Engineered Systems

Oracle Engineered Systems are core building blocks for Oracle’s data center and cloud computing offerings. These pre-integrated products are designed to be upgraded effectively and efficiently and to simplify routine maintenance by providing a single solution for software patching. They are tested before they are shipped to customers and delivered ready-to-run, enabling customers to shorten the time to production. Oracle’s Engineered Systems include:

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

•

Oracle SuperCluster, a general purpose engineered system that combines the optimized database performance of Oracle Exadata storage and the accelerated middleware and application processing of the Oracle Exalogic Elastic Cloud on a SPARC/Solaris platform;

•

Oracle Virtual Compute Appliance, an engineered system delivering converged infrastructure for virtualized environments that is designed to be simple to use, rapidly deployable and capable of running almost any application built upon Linux, Microsoft Windows or Oracle Solaris operating systems;

•

Oracle Database Appliance, an integrated, fault resilient system of database, operating system and virtualization software, servers, storage and networking hardware in a single box that is designed to deliver high-availability database services for a wide range of homegrown and packaged online transaction processing (OLTP) and data warehousing applications;

•

Oracle Big Data Appliance, a scalable, engineered system designed for acquiring, organizing and loading unstructured data into an Oracle database and integrating the key components of a big data platform such as Hadoop and Oracle NoSQL Database in order to reduce data risks in comparison to custom-built solutions; and

•

Oracle ZFS Storage ZS3-BA, a purpose-built backup appliance, specifically tuned for engineered systems, that is designed to ensure the highest levels of backup and recovery performance while removing the need for third-party software and data reduction systems.

Oracle and Big Data

Big data generally refers to a massive amount of unstructured, streaming and structured data that is so large that it is difficult to process using traditional IT techniques. As businesses drive more of their critical operations and information management through IT solutions, the volume of data generated by businesses is increasing at unprecedented levels. We believe most businesses view big data as a high-value opportunity because effective technologies can leverage big data to allow those businesses to gain new insights into their customers’ behavior, anticipate future demand more accurately, align workforce deployment with business-activity forecasts, and accelerate the pace of operations. Oracle offers a comprehensive portfolio of products and services to help enterprises capture, manage, and analyze big data alongside an enterprise’s existing enterprise and streaming data.

Our big data solutions for capturing unstructured, streaming and structured data complement existing Oracle Database environments and include Oracle NoSQL Database, embedded Java and MySQL products. Oracle Big Data Appliance, a pre-integrated Hadoop appliance that is designed to cost less and be easier to implement than custom Hadoop solutions, manages big data alongside enterprise data. Oracle Data Integration and Oracle Big Data Connectors are designed to easily and non-invasively integrate data from the Oracle Big Data Appliance and Oracle Database or Oracle Exadata Database Machine to enable a data warehouse to further organize, analyze, interpret, report on and act on information from these high volume data sources.

Oracle also offers Analytics software that is designed to leverage big data and enterprise data to enable organizations to analyze the data and discover new ways to strategize, plan, optimize business operations, and capture new market opportunities. Oracle Business Analytics products include data discovery software, enterprise performance management and analytic applications software, business intelligence software, and predictive analytics and self-learning decision optimization software. Oracle Exalytics In-Memory Machine is designed to run analytic environments at optimal performance and scale ideal for use with big data environments.

Oracle and Mobile Computing

Oracle provides a wide range of software for mobile computing. For example, Oracle Mobile Platform enables developers to build and extend enterprise applications for popular mobile devices from a single code base. Oracle Mobile Platform supports access to native device services, enables offline applications and is designed to protect enterprise investments from future technology shifts. Oracle Mobile Security offers comprehensive mobile identity and application management for provisioning of trusted access. Oracle Business Intelligence Mobile provides business intelligence functionality, from interactive dashboards to location intelligence, while enabling users to initiate business processes from a mobile device.

Software and Cloud, Hardware Systems, and Services Businesses

Software and Cloud Business

Our software and cloud business consists of our new software licenses and cloud software subscriptions segment, which includes our SaaS and PaaS offerings, our cloud infrastructure-as-a-service segment and our software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions

The new software licenses and cloud software subscriptions operating segment includes database, middleware and application software licenses, as well as our Oracle Cloud Software-as-a-Service and Platform-as-a-Service offerings.

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

New software licenses and cloud software subscriptions revenues represented 28% of total revenues in each of fiscal 2014 and 2013 and 27% in fiscal 2012.

Database and Middleware Software

Our database and middleware software consist of a range of license and subscription based offerings that are designed to provide a cost-effective, high-performance platform for running and managing business applications for midsize businesses, as well as large, global enterprises. Our customers are increasingly focused on reducing the total cost of their IT infrastructure and we believe that our software offerings help them achieve this goal. Our software is designed to accommodate demanding, non-stop business environments using clustered middleware and database servers and storage. These clusters are designed to scale incrementally as required to address our customers’ IT capacity, satisfy their planning and procurement needs, support their business applications with a standardized platform architecture, reduce their risk of data loss and IT infrastructure downtime and efficiently utilize available IT resources to meet quality of service expectations.

Database Software

Oracle Database software is the world’s most popular enterprise database software. It is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data, including: transactional data, business information and analytics; semi-structured and unstructured data in the form of weblogs, text, social media feeds, XML files, office documents, images, video and spatial images; and other specialized forms of data, such as graph data. Oracle Database software is used for a variety of purposes, including packaged applications and custom application development for transaction processing, data warehousing and business intelligence and as a document repository or specialized data store.

A number of optional add-on products are available with Oracle Database Enterprise Edition software to address specific customer requirements. In the areas of cloud computing and consolidation, we offer a new Oracle Multitenant software option. In the areas of performance and scalability, we offer Oracle Real Application Clusters, Oracle In-Memory Database Cache, Oracle Advanced Compression and Oracle Partitioning software options. In the area of data security, we offer Oracle Advanced Security, Oracle Database Vault, Oracle Audit Vault and Database Firewall software options.

In addition to Oracle Database, we also offer a portfolio of specialized database software products to address particular customer requirements, including:

•

MySQL, the world’s most popular open source database, designed for high performance and scalability of web applications and embedded applications, available in Enterprise, Standard, Classic, Cluster and Community editions;

•

Oracle TimesTen In-Memory Database, designed to deliver real-time data management and transaction processing speeds for performance-critical applications. Oracle TimesTen In-Memory Database can serve as a cache to accelerate Oracle Database and can work as a standalone database at the application tier;

•	Oracle Berkeley DB, a family of open source, embeddable, relational, XML and key-value (NoSQL) databases designed for developers to embed within their applications and devices; and

•	Oracle NoSQL Database, a distributed key-value database designed for high availability and massive scalability of high volume transaction processing with predictable low-latency.

Middleware Software

Oracle Fusion Middleware software is a broad family of integrated application infrastructure software products that we offer via license and subscription based arrangements. These products are designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access and integrate business applications and automate their business processes. Built with Oracle’s Java technology platform, Oracle Fusion Middleware products can be used as a foundation for custom, packaged and composite applications—or applications that can be deployed in cloud environments.

Oracle Fusion Middleware software is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and application software through its open architecture and adherence to industry standards. Specifically, Oracle Fusion Middleware software is designed to enable customers to integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence; all while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware software supports multiple development languages and tools, which enables developers to build and deploy web services, websites, portals and web-based applications.

Oracle Fusion Middleware software is available in various software products and suites, including the following:

•	Oracle WebLogic Server and Oracle Cloud Application Foundation, designed to be the most complete, best-of-breed platform for developing cloud applications;

•	Oracle SOA Suite of software products used to create, deploy and manage applications on a Service-Oriented Architecture;

•

Oracle Data Integration software products, which are designed to enable pervasive and continuous access to timely and trusted data across heterogeneous systems, including real-time and bulk data movement, transformation, bi-directional replication, data services and data quality for customer and product domains;

•

Oracle Business Process Management Suite software products that are designed to enable businesses and IT professionals to design, implement, automate and evolve business processes and workflows within and across organizations;

•

Oracle WebCenter software products, a complete set of Web Experience Management, Portals, Content Management and Social Networks software, helping people work together more efficiently through contextual collaboration tools that optimize connections between people, information and applications and to ensure users have access to the right information in the context of the business process in which they are engaged;

•	Oracle Business Intelligence Suite, a comprehensive set of analytic software products designed to provide customers with the information they need to make better business decisions;

•

Oracle Identity Management software, which is designed to enable customers to manage internal and external users, to secure corporate information from potential software threats and to streamline compliance initiatives while lowering the total cost of their security and compliance initiatives; and

•

Development Tools for application development, database development and business intelligence, including Oracle JDeveloper, an integrated software environment designed to facilitate rapid development of applications using Oracle Fusion Middleware and popular open source technologies.

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

Application Software

Oracle Applications are designed using an industry standards-based, integrated architecture to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. In addition to applications that are deployable to meet a number of business automation requirements across a broad range of industries, we also offer a number of industry-specific applications through a focused strategy of investments in internal research and development and strategic acquisitions. We provide industry-specific solutions for customers in a number of different industries including communications, engineering and construction, financial services, healthcare, manufacturing, public sector, retail and utilities, among others. Oracle Applications are offered via license and subscription based arrangements and are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models and upgrade paths.

Our applications strategy is designed to provide customers with complete choice and a secure path to benefit from the latest technology advances. Our Oracle Applications Unlimited program demonstrates our commitment to customer choice through ongoing investment and innovation in current applications offerings including our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards applications software products, among others. Since announcing our Applications Unlimited program in 2005, we have delivered major releases of all applications product lines by combining business functionality with innovative technologies, providing customers with more adaptive industry processes, business intelligence and optimal end-user productivity.

We continue to expand our enterprise-grade cloud software subscription offerings such as those offered through our Oracle Cloud Software-as-a-Service in order to provide customers a broad choice of software applications within a cloud-based IT environment. These include a comprehensive suite of modular, next-generation cloud software applications that span core business functions including sales, marketing, social, service, supply chain management, human capital, talent management, enterprise resource planning, enterprise planning, and financial reporting, among others.

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

Human Capital and Talent Management

Our complete and integrated suite of human capital management application software is designed to help organizations manage their human resource operations and attract, develop, motivate and retain human capital.

Oracle Human Capital Management delivers core human resource transactions, workforce service delivery and complete enterprise talent management via our Oracle Cloud Software-as-a-Service offerings and on-premise solutions.

Customer Experience and Customer Relationship Management

Our complete customer experience software solutions—including customer relationship management—are designed to help organizations deliver simple, consistent, and relevant experiences across all channels, touch points and interactions. We provide customer experience solutions for marketing, sales, commerce, service, social, and industry requirements. We recently broadened our Oracle Cloud’s marketing offerings via the acquisitions of Responsys, Inc., a leading provider of enterprise-scale cloud-based business-to-consumer marketing software, and BlueKai, Inc., a leading data management platform provider used to personalize marketing programs and customer experience.

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

Project Portfolio Management

Our broad range of offerings for project portfolio management application software is designed to help companies propose, prioritize and select project investments as well as plan, manage and control the most complex projects and project portfolios. Additionally, we provide industry-specific solutions for project-intensive industries such as oil and gas, utilities, engineering and construction, aerospace and defense and public sector.

Supply Chain Management

Our supply chain management software application offerings are designed to help organizations achieve value chain transformation. Oracle offers a broad portfolio of supply chain management applications that customers can adopt as an entire suite or individual applications, including value chain planning, value chain execution, product lifecycle management, asset lifecycle management, order orchestration and fulfillment and manufacturing solutions.

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

Industry-Specific Applications

Oracle Applications can be tailored to offer customers a variety of industry-specific solutions. As a part of our strategy, we strive to ensure that our application software portfolio addresses the major industry-influenced technology challenges of customers in key industries that we view as strategic to our future growth, including communications, consumer goods, education, energy, engineering and construction, financial services, healthcare, life sciences, manufacturing, professional services, public sector, retail, travel, transportation and utilities. Our ability to offer applications to address industry-specific complex processes provides us an opportunity to expand our customers’ knowledge of our broader product offerings and address customer specific technology challenges.

Cloud Infrastructure-as-a-Service

Our cloud infrastructure-as-a-service segment, which represented 1% of our total revenues in each of fiscal 2014 and 2013 and 2% in fiscal 2012 provides deployment and management offerings for our software and hardware and related IT infrastructure, including:

•

our virtual machine instance services in which we deploy, secure, provision, manage and maintain certain of our hardware products for our customers to provide them with a set of cloud-based core infrastructure capabilities like elastic compute and storage services to run workloads in the cloud;

•

our hardware and related support services offerings for certain of our hardware products that are deployed at our customers’ data centers for a monthly fee that includes the option of elastic compute capacity on demand and Oracle Platinum and PlatinumPlus Services for a higher level of support and advisory services designed to ensure these hardware products remain configured and tuned correctly with quarterly automated assessments for performance, availability and security; and

•

our comprehensive software and hardware management and maintenance services for customers hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities.

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle software by offering proactive and personalized support services, including Oracle Lifetime Support and product enhancements and upgrades. Software license updates provide customers with rights to software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support”. Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire new software licenses and renew their software license updates and product support contracts annually. Our software license updates and product support revenues represented 47%, 46% and 43% of our total revenues in fiscal 2014, 2013 and 2012, respectively.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

Hardware Systems Products

We provide a broad selection of hardware systems and related services including servers, storage, networking, virtualization software, operating systems and management software to support diverse IT environments, including cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures. Our hardware products support many of the world’s largest cloud infrastructures, including the Oracle Cloud.

Our hardware products and services are designed to work in customer environments that may include other Oracle or non-Oracle hardware or software components. This flexible and open approach provides Oracle’s customers with a broad range of choices in deploying hardware systems, which we believe is a priority for our customers. Our hardware products and services also help to meet customers’ demands to manage growing amounts of data and business requirements to meet increasing compliance and regulatory demands and to reduce energy, space and operational costs. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems (refer to discussion above).

Our hardware systems products revenues represented 8% of our total revenues in each of fiscal 2014 and 2013 and 10% in fiscal 2012.

Servers

We offer a wide range of server systems using our SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability. Our SPARC-based T5 mid-range server and M6 high-end servers, for example, are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Measurably increasing computing performance and reliability, these servers are ideal platforms for building cloud computing IT environments. We also offer servers using microprocessor platforms from Intel Corporation (Intel). By offering customers choices across a range of microprocessors, we intend to offer our customers maximum flexibility in choosing the types of hardware systems that they believe will be most appropriate and valuable for their particular IT environments.

Our SPARC servers run the Oracle Solaris operating system and are designed for mission critical enterprise environments. SPARC servers are also a core component of the Oracle SuperCluster, one of our Oracle Engineered Systems.

Our Intel-based enterprise x86 servers are compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 servers are also a core component of many of our Oracle Engineered Systems including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

Storage

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, flash and hardware-related software including file systems software, back-up and archive software and storage management software and networking for mainframe and open systems environments. Our storage products are designed to improve data availability by providing fast data access and dynamic data protection for back-up and restoration and secure archiving for compliance. Our storage products are co-engineered with Oracle software and designed to provide performance benefits for our customers in Oracle Database and Oracle Applications environments, as well as to work with multi-vendor application and systems environments to maximize performance and efficiency while minimizing management overhead and lowering the total cost of ownership.

Our Oracle ZFS Storage Appliance is designed to improve Network Attached Storage (NAS) performance and manageability and lower total cost of ownership by combining our advanced storage operating system with high-performance controllers, DRAM and flash-based caches and disks. The foundation of our Oracle Pillar Axiom system offering, targeted at Storage Area Network (SAN) environments, is a patented quality-of-service architecture designed to meet business critical service level agreements for dynamic, multi-application workloads and enable customers to consolidate storage applications into a single data center storage solution.

Our tape storage product line includes Oracle StorageTek libraries, drives, virtualization systems, media and associated software packages that provide data lifecycle management, deep analytics, and file access through the familiar “drag-and-drop” paradigm. In addition to serving in tape’s traditional role as enterprise data backup, these products are intended to provide robust, scalable solutions at a lower total cost of ownership for long-term data archiving and preservation in vertical industries such as communications, energy, healthcare and internet, among others.

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

We also offer hardware and software networking products for the communications industry. Our communications networks solutions for service providers include signaling, policy, and subscriber data management solutions.

Oracle Solaris and Oracle Linux Operating Systems, Virtualization and Other Hardware-Related Software

The Oracle Solaris operating system is designed to provide a reliable, secure and scalable operating system environment through significant kernel feature development, networking, security, and file system technologies as well as close integration with hardware features. This design provides us with an ability to combine Oracle Solaris with our own hardware components to achieve certain performance and efficiency advantages in comparison with our competitors. The Oracle Solaris operating system is based on the UNIX operating system, but is unique among UNIX systems in that it is available on our SPARC servers and x86 servers. We also support Oracle Solaris deployed on other companies’ hardware products.

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

Hardware Systems Support

Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. We continue to evolve hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of hardware systems support contracts sold and renewed in connection with the sales of our hardware systems products. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Our hardware systems support revenues represented 6% of our total revenues in each of fiscal 2014 and 2013 and 7% in fiscal 2012.

Services Business

We offer services solutions to help customers and partners maximize the performance of their investments in Oracle technology. Our services are differentiated based on our focus on Oracle technology, extensive experience and broad set of intellectual property and best practices. Our services business represented 10% of our total revenues in fiscal 2014 and 11% in each of fiscal 2013 and 2012. Our services business, which is comprised of the remainder of our operating segments, offers:

•

consulting services that are designed to help our customers and global system integrator partners more successfully architect and deploy our products including IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

•	advanced customer support services, which are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle products and services; and

•

education services for Oracle products and services, including training and certification programs that are offered to customers, partners and employees through a variety of formats, including instructor-led classes at our education centers, live virtual training, self-paced online training, private events and custom training.

Marketing and Sales

We directly market and sell our products and services to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our products through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2014, 2013 or 2012.

In the United States, our sales and services employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries sell, support and service our products in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends and offers us an opportunity to take advantage of new markets for our products. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We also market our products worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. The Oracle Partner Network is a global program that manages our business relationships with a large, broad-based network of companies, including independent software and hardware vendors, system integrators and resellers that deliver innovative solutions and services based upon our product offerings. By offering our partners access to our product offerings, educational information, technical services, marketing and sales support, the Oracle Partner Network program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally. The majority of our hardware systems products are sold through indirect channels including independent distributors and value added resellers.

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

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software and hardware systems. Our enterprise software and cloud and hardware offerings compete directly with some offerings from some of the largest and most competitive companies in the world, including Microsoft Corporation (Microsoft), International Business Machines Corporation (IBM), Intel, Hewlett-Packard Company (HP) and SAP AG and smaller companies like salesforce.com, inc. and Workday, Inc., as well as many others. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we will face increased competition as we will compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed like Amazon.com, Inc. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of management and quality of technical support. Our product and service sales (and the relative strength of our products and services versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the adoption of cloud based IT offerings including software-as-a-service, platform-as-a-service and infrastructure-as-a-service offerings;

•	the adoption of commodity servers and microprocessors;

•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;

•	the adoption of open source alternatives to commercial software by enterprise software customers;

•	products, features and functionality developed internally by customers and their IT staff;

•	products, features or functionality customized and implemented for customers by consultants, systems integrators or other third parties; and

•	attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Manufacturing

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers, storage systems and networking products. For all other manufacturing, we generally rely on third party manufacturing partners to produce our hardware related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. Our manufacturing processes are based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. As a result, we continue to evaluate potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Research and Development

We develop the substantial majority of our products internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Research and development expenditures were $5.2 billion, $4.9 billion and $4.5 billion in each of fiscal 2014, 2013 and 2012, respectively, or 13% of total revenues in each of fiscal 2014, 2013 and 12% in fiscal 2012. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software and cloud and hardware markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

Employees

As of May 31, 2014, we employed approximately 122,000 full-time employees, including approximately 32,000 in sales and marketing, approximately 9,000 in software license updates and product support, approximately 5,000 in our cloud SaaS, PaaS, and IaaS operations, approximately 1,000 in the manufacturing of our hardware systems products, approximately 6,000 in hardware systems support, approximately 22,000 in services, approximately 36,000 in research and development and approximately 11,000 in general and administrative positions. Of these employees, approximately 45,000 were employed in the United States and approximately 77,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries labor unions or workers’ councils represent some of our employees.

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

Mr. Ellison, 69, has been Chief Executive Officer and a Director since he founded Oracle in June 1977. He served as Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 69, has served as Chairman of the Board since January 2004 and as a Director since June 1995. He served as Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Ms. Catz, 52, has been a President since January 2004, Chief Financial Officer most recently since April 2011 and has served as a Director since October 2001. She was previously Chief Financial Officer from November 2005 until September 2008 and Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named President, she held various other positions with us since joining Oracle in 1999. She also currently serves as a director of HSBC Holdings plc.

Mr. Hurd, 57, has been a President and served as a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of HP from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of HP from April 2005 to August 2010.

Mr. Fowler, 53, has been Executive Vice President, Systems since February 2010. Prior to joining us, Mr. Fowler served as Sun Microsystems, Inc.’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006 and as Chief Technology Officer, Software Group from July 2002 to May 2004.

Mr. Kurian, 47, has been Executive Vice President, Product Development since July 2009. He served as Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Ms. Daley, 55, has been Senior Vice President, General Counsel and Secretary since October 2007. She served as Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 52, has been Senior Vice President, Corporate Controller and Chief Accounting Officer since February 2008 and was Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.    Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	overall demand for enterprise software, cloud offerings, hardware systems and services;

•	governmental budgetary constraints or shifts in government spending priorities;

•	general political developments; and

•	currency exchange rate fluctuations.

Macroeconomic developments like the continued slow pace of economic recovery in the United States and Europe and in parts of Asia and South America could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce or eliminate their information technology (IT) budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in places like Ukraine and its potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, hardware systems products, hardware systems support and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support and our subscription-based cloud offerings.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, particularly our new software licenses revenues and hardware systems revenues, are difficult to forecast. As a result, our quarterly operating results can fluctuate substantially.

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

A substantial portion of our new software licenses revenue contracts and hardware systems contracts is completed in the latter part of a quarter and a significant percentage of these are larger orders. Because a significant portion of our cost structure is largely fixed in the short-term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software licenses transactions and, to a lesser extent, hardware systems products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly sales, revenues and profitability to fall significantly short of our predictions.

Our cloud computing strategy, including our Oracle Cloud Software-as-a-Service, Platform-as-a-Service and Infrastructure-as-a-Service offerings, may not be successful.    We offer customers a broad portfolio of software, cloud and hardware offerings and related services to enable customers to adopt a cloud computing strategy that is right for them. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing in both our on-premise enterprise software business and our cloud business, as well as overall demand for our on-premise software product and service offerings, which could reduce our revenues and profitability. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

Our cloud offerings are generally purchased by customers on a subscription basis and revenues from these offerings are generally recognized ratably over the term of the subscriptions. The deferred revenue that results from sales of our cloud offerings may prevent any deterioration in sales activity associated with our cloud offerings from becoming immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our new software licenses arrangements whereby new software licenses revenues are generally recognized in full at the time of delivery of the related software licenses. We incur expenses associated with the infrastructures and marketing of our cloud offerings in advance of our ability to recognize the revenues associated with these offerings. To the extent customer demand for our cloud offerings increases, we could experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our new software licenses arrangements and cloud offering arrangements.

We have also acquired a number of cloud computing companies, and the integration of these companies into our Oracle Cloud strategy may not be as efficient or scalable as anticipated, which could adversely affect our ability to fully realize the benefits anticipated from these acquisitions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our products and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe for our software, hardware or cloud offerings or renew software or hardware support contracts. Renewals of these contracts are important to the growth of our business. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our software and hardware products and services, including our Database In-Memory, Oracle Cloud and Oracle Engineered Systems offerings. Our business may be adversely affected if:

•	we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames;

•	there is a delay in market acceptance of a new, enhanced or acquired product line or service;

•	there are changes in information technology trends that we do not adequately anticipate or address with our product development efforts;

•	we do not timely optimize complementary product lines and services; or

•	we fail to adequately integrate, support or enhance acquired product lines or services.

If our security measures for our software, hardware, services or Oracle Cloud offerings are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.    We are in the information technology business, and our products and services, including our Oracle Cloud offerings, store, retrieve, manipulate and manage our customers’ information and data as well as our own. We have a reputation for secure and reliable product offerings and related services and we have invested a great deal of time and resources in protecting the integrity and security of our products, services and the internal and external data that we manage.

Nevertheless, we encounter attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of the confidential information or data of Oracle or our customers. Computer hackers and others may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. This is also true for third party products or services incorporated into our own. Data may also be accessed or modified improperly as a result of employee or supplier error or malfeasance and third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’ data or our IT systems.

Although this is an industry-wide problem that affects other software and hardware companies, it affects Oracle in particular because computer hackers tend to focus their efforts on the most prominent IT companies, and they may focus on Oracle because of our reputation for, and marketing efforts associated with, having secure products and services. These risks will increase as we continue to grow our cloud offerings and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit such risks when we integrate these acquisitions within Oracle.

If a cyber attack or other security incident described above were to allow unauthorized access to or modification of our customers’ data or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. Customers could lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to be not secure. This in turn could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

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

We might experience significant coding, manufacturing or configuration errors in our software, hardware and cloud offerings.    Despite testing prior to their release and throughout the lifecycle of a product or service, software, hardware and cloud offerings sometimes contain coding or manufacturing errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released software, hardware or cloud offerings can be time consuming and costly. Errors in our software, hardware or cloud offerings could affect their ability to properly function or operate with other software, hardware or cloud offerings, could delay the development or release of new products or services or new versions of products or services, could result in creating security vulnerabilities in our products or services, and could adversely affect market acceptance of our products or services. This includes third party software products or services incorporated into our own. If we experience errors or delays in releasing our software, hardware or cloud offerings or new versions thereof, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our ability to conduct our business operations and the operations of our customers. Enterprise customers rely on our software and hardware products and services to run their businesses and errors in our software, hardware or cloud offerings could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.    Many vendors develop and market databases, middleware products, application development tools, business applications, collaboration products and business intelligence products, among others, that compete with our software and cloud offerings. These vendors include on-premise software companies and companies that offer SaaS or cloud computing and business process outsourcing (BPO) as competitive alternatives to buying software and hardware. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

Our hardware systems business competes with, among others, (i) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (ii) microprocessor/chip manufacturers and (iii) providers of storage products. Our hardware systems business causes us to compete with companies who historically have been partners. Some of these competitors may have more experience than we do in managing a hardware business. A large portion of our hardware products are based on our SPARC microprocessor and Oracle Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the revenue and profitability forecasts for our hardware systems business.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include software and hardware systems development, manufacturing, assembly, sales, customer support, consulting and other services and shared administrative service centers.

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

•	political unrest, terrorism and the potential for other hostilities, including those in Ukraine;

•	natural disasters;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	public health risks, particularly in areas in which we have significant operations; and

•	reduced protection for intellectual property rights in some countries.

The variety of risks and challenges listed above could also disrupt or otherwise negatively impact the supply chain operations for our hardware systems products segment and the sales of our products and services in affected countries or regions.

As the majority shareholder of Oracle Financial Services Software Limited (OFSS), a publicly traded Indian software company focused on the banking industry, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control that we would otherwise have if OFSS were a wholly owned subsidiary.

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

•

we may have difficulties (i) managing an acquired company’s technologies or lines of business; (ii) entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions; or (iii) retaining key personnel from the acquired companies;

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

•

we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew software or hardware support contracts or cloud-based subscription contracts, if we are unable to sell the acquired products or service offerings to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

•

we may have difficulty incorporating acquired technologies, products, services and their related supply chain operations with our existing lines of business and supply chain infrastructure and maintaining uniform standards, architecture, controls, procedures and policies;

•	we may have multiple product lines or services offerings as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•

we may have higher than anticipated costs in continuing support and development of acquired products or services, in general and administrative functions that support new business models, or in compliance with associated regulations that are more complicated than we had anticipated;

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

We may experience foreign currency gains and losses.    We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen and British Pound relative to the U.S. Dollar can significantly affect our assets, revenues and operating results. Generally, our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Generally, our assets that we report are adversely affected when the dollar strengthens relative to other currencies as a significant portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies.

During fiscal 2014 and 2013, we incurred foreign currency losses associated with our Venezuelan subsidiary due to it being designated as operating in a highly inflationary economy and due to the subsequent devaluation of the Venezuelan Bolivar relative to the U.S. Dollar. We may incur similar foreign currency losses for countries that are dealing with similar risks of high inflation, such as in certain Latin American and other emerging market countries where we do business.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts to offset the risks associated with these foreign currency exposures that we may suspend from time to time. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

Our periodic workforce restructurings, including reorganizations of our sales force, can be disruptive.    We have in the past restructured or made other adjustments to our workforce, including our direct sales force on which we rely heavily, in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. In the past, these types of sales force restructurings have resulted in increased restructuring costs, increased sales and marketing costs and temporary reduced productivity while the sales teams adjusted to their new roles and responsibilities. In addition, we may not achieve or sustain the expected growth or cost savings benefits of these restructurings, or do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings and our revenues and other results of operations could be negatively affected.

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

•	our hardware systems business has higher expenses as a percentage of revenues, and thus has been less profitable, than our software and cloud business;

•

our focus on our more profitable Oracle Engineered Systems, such as our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle SuperCluster products, which are in the relatively early stages of adoption by our customers, and our de-emphasis of our lower profit margin commodity hardware systems products that historically constituted a larger portion of our hardware systems revenues;

•

we face a greater risk of potential write-downs and impairments of inventory, higher warranty expenses than in our software and cloud and services businesses, higher amortization from intangible assets, and potential impairment of intangible assets and goodwill associated with our hardware systems business. Any of these items could result in material charges and adversely affect our operating results;

•

we may not be able to increase sales of hardware systems support contracts or such increase may take longer than we anticipate, which could result in lower revenues and profitability, or slower than expected growth of such revenues and profitability; and

•

we may acquire hardware companies that are strategically important to us but operate in hardware businesses with historically lower operating margins than our own; that leverage different platforms or competing technologies that we may encounter difficulties in integrating; or that utilize unique manufacturing processes that affect our ability to scale these acquired products within our own manufacturing operations.

Our hardware systems offerings are complex products, and if we cannot successfully manage this complexity, the results of our hardware systems business will suffer.    Designing, developing, manufacturing and introducing new hardware systems products are complicated processes. The development process for our hardware systems products is uncertain and requires a high level of innovation. After the development phase, we must be able to forecast customer demand and manufacture new hardware systems products in sufficient volumes to meet this demand and do so in a cost effective manner. Our “build-to-order” manufacturing model, in which our hardware systems products generally are not built until after customers place orders, may from time to time experience delays in delivering our hardware systems products to customers in a timely manner. These delays could cause our customers to purchase hardware products and services from our competitors. We must also manage new hardware product introductions and transitions to minimize the impact of customer delayed purchases of existing hardware systems products in anticipation of new hardware systems product releases. It is also possible that we could experience design or manufacturing flaws which could delay or prevent the production of the components for which we have previously committed to pay or need to fulfill orders from customers and could also prevent the production of our hardware products or cause our hardware products to be returned, recalled or rejected resulting in lost revenues, increases in warranty costs or costs related to remediation efforts, damage to our reputation, penalties and litigation.

We depend on suppliers to design, develop, manufacture and deliver on a timely basis the necessary components for our hardware products, and there are some components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by natural disasters, political unrest or other factors affecting the countries or regions where these single source component vendors are located. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary parts or components from a particular vendor. If we had to find a new supplier for these parts and components, hardware systems product shipments could be delayed, which would adversely affect our hardware systems revenues. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware systems business cost structure. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet customer demand for our hardware products. Therefore we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware products from us or systems products from our competitors. We negotiate supply commitments with vendors early in the manufacturing process to ensure we have sufficient components for our hardware products to meet anticipated customer demand. We must also manage our levels of older component inventories used in our hardware products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware systems business and related operating results could be materially and adversely affected.

We are susceptible to third party manufacturing and logistics delays, which could result in the loss of sales and customers.    We outsource the manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Our reliance on these third parties reduces our control over the manufacturing and delivery process, exposing us to risks, including reduced control over quality assurance, product costs, product supply and delivery delays as well as the political and economic uncertainties and natural disasters of the international locations where certain of these third party manufacturers have facilities and operations. Any manufacturing disruption or logistics delays by these third parties could impair our ability to fulfill orders for these hardware systems products for extended periods of time. If we are unable to manage our relationships with these third parties effectively, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations, or fail to meet our future requirements for timely delivery, our ability to ship and deliver certain of our hardware systems products to our customers could be impaired and our hardware systems business could be harmed.

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

These challenges and risks also exist when we acquire companies with hardware products and related supply chain operations. In some cases, we may be dependent, at least initially, on these acquired companies’ supply chain operations that we are less familiar with and thus we may be slower to adjust or react to these challenges and risks.

Our mixed direct and indirect sales model for our hardware systems products may not succeed and could result in lower hardware revenues or profits. Disruptions to our software indirect sales channel could affect our future operating results.    Although we sell our hardware systems products through indirect channels, including independent distributors and value added resellers, we have enhanced our direct sales coverage for our hardware products and intend that our direct sales force will sell a larger portion of our hardware products in the future than they do now. These direct sales efforts, however, may not be successful. Our relationships with some of our channel partners may deteriorate because we have reduced our reliance on some of these partners for sales of our hardware products and have modified our approach and timing to the manufacturing of our products, which could result in reduced demand from the channel partners or certain customer segments serviced by these channel partners. Some hardware revenues from channel partners may not be replaced by revenues generated from our own sales personnel or may not be replaced as quickly as we expect. In addition, our sales personnel may not be able to achieve our sales forecasts for our hardware business. If we experience any of these risks, our hardware revenues and profits may decline.

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

Third parties have claimed and, in the future, may claim infringement or misuse of intellectual property rights and/or breach of license agreement provisions.    We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not have the capabilities to design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. We expect the number of such claims will increase as:

•	we continue to acquire companies and expand into new businesses;

•	the number of products and competitors in our industry segments grows;

•	the use and support of third party code (including open source code) becomes more prevalent in the industry;

•	the volume of issued patents continues to increase; and

•	the proliferation of non-practicing entities asserting intellectual property infringement claims increases.

Responding to any such claim, regardless of its validity, could:

•	be time consuming, costly and result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or;

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

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

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise and other expertise are available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues, which may affect our employee retention efforts and increase our expenses in an effort to offer a competitive compensation program. Our compensation program includes stock options, which are an important tool in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. In addition, because we expense all stock-based compensation, we may in the future change our stock-based and other compensation practices. Some of the changes we consider from time to time include a reduction in the number of employees granted stock options, a reduction in the number of stock options granted per employee and a change to alternative forms of stock-based compensation, all of which may have an impact on our ability to retain employees and also impact the amount of stock-based compensation expense that we record. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

We may need to change our pricing models to compete successfully.    The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing in both our on-premise enterprise software business and our cloud business, as well as overall demand for our on-premise software product and service offerings, which could reduce our revenues and profitability. Our software license updates and product support fees and hardware systems support fees are generally priced as a percentage of our net new software licenses fees and net new hardware systems products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our product or support pricing.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing software, cloud and hardware offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. We have made and expect to continue to make significant investments in research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. Accelerated product and service introductions and short software and hardware life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Business disruptions could adversely affect our operating results.    A significant portion of our research and development activities and certain other critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our cloud offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, the United States, many countries in the European Union, and other countries where we do business, are actively considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals, which, if enacted, could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing has been and is currently being reviewed by the U.S. Internal Revenue Service (IRS) and by foreign tax jurisdictions and will likely be subject to additional audits in the future. We have negotiated certain unilateral Advance Pricing Agreements with the IRS and certain selected bilateral Advance Pricing Agreements that cover many of our intercompany transfer pricing issues and preclude the relevant tax authorities from making a transfer pricing adjustment within the scope of these agreements. However, these agreements do not cover substantial elements of our transfer pricing. In addition, our provision for income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions which we consider to be indefinitely reinvested outside the United States that have lower statutory tax rates and earnings being higher than anticipated in jurisdictions that have higher statutory tax rates.

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

•

impairment of goodwill or intangible assets, in particular within our hardware systems products or consulting reporting units, for which the amounts of goodwill and intangible assets that we have recorded increased in recent years and may continue to increase in the future, and for which we have experienced revenues and/or margin declines as compared to prior years;

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

•	charges to our operating results due to expenses incurred to effect the acquisition; and

•	charges to our operating results due to the expensing of certain stock awards assumed in an acquisition.

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

There are risks associated with our outstanding and future indebtedness.    As of May 31, 2014, we had an aggregate of $24.2 billion of outstanding indebtedness that will mature between the remainder of calendar 2014 and calendar 2040 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our cloud and hardware systems operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used for these offerings, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental and other laws, yet compliance with such laws could increase our product design, development, procurement, manufacturing, delivery and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware systems businesses. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our cloud and hardware systems businesses. The U.S. Securities and Exchange Commission has adopted disclosure requirements for companies that use certain “conflict minerals” (commonly referred to as tantalum, tin, tungsten and gold) in their products. Our supply chain is multi-tiered, global and highly complex. As a provider of hardware systems end products, we are several steps removed from the mining and smelting or refining of any “conflict minerals” in our supply chain. Accordingly, our ability to determine with certainty the origin and chain of custody of “conflict minerals” is limited. Our relationships with customers and suppliers could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict mineral disclosure requirements. A significant portion of our hardware systems revenues come from international sales. Environmental legislation within the European Union (EU), including the EU Directive on Restriction of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment Directive (WEEE Directive), as well as China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products may increase our cost of doing business internationally and impact our hardware systems revenues from EU countries and China as we endeavor to comply with and implement these requirements. In addition, similar environmental legislation has been or may be enacted in other jurisdictions, the cumulative impact of which could be significant.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting, manufacturing and administrative personnel. Our headquarters facility consists of approximately 2.0 million square feet in Redwood City, California, substantially all of which we own. We lease our principal internal manufacturing facility for our hardware systems products in Hillsboro, Oregon. We also own or lease other office facilities for current use consisting of approximately 24.1 million square feet in various other locations in the United States and abroad. We believe our facilities are in good condition and suitable for the conduct of our business. Approximately 2.9 million square feet, or 11%, of total owned and leased space is sublet or is being actively marketed for sublease or disposition.

Item 3.     Legal Proceedings

The material set forth in Note 18 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.     Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL”. Prior to July 15, 2013, our common stock traded on the NASDAQ Global Select Market under the symbol “ORCL”. According to the records of our transfer agent, we had 12,111 stockholders of record as of May 31, 2014. The following table sets forth the low and high sale prices per share of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2014		Fiscal 2013
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$37.50	$42.20	$31.25	$36.34
Third Quarter	$33.23	$39.11	$31.61	$36.21
Second Quarter	$32.02	$35.29	$29.58	$33.10
First Quarter	$29.96	$34.40	$26.00	$32.20

We declared and paid cash dividends totaling $0.48 and $0.30 per outstanding common share over the course of fiscal 2014 and 2013, respectively.

In June 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share of our outstanding common stock payable on July 30, 2014 to stockholders of record as of the close of business on July 9, 2014. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $4.3 billion remained available for stock repurchases as of May 31, 2014 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2014—March 31, 2014	16.9	$38.76	16.9	$5,640.6
April 1, 2014—April 30, 2014	16.3	$40.14	16.3	$4,984.3
May 1, 2014—May 31, 2014	15.8	$41.57	15.8	$4,328.1

Total	49.0	$40.12	49.0

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2014, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2009 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/09	5/10	5/11	5/12	5/13	5/14
Oracle Corporation	100.00	116.22	177.51	138.42	178.36	224.91
S&P 500 Index	100.00	120.99	152.39	151.76	193.15	232.64
S&P Information Technology Index	100.00	128.47	155.62	167.40	192.71	238.76

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

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Total revenues	$38,275	$37,180	$37,121	$35,622	$26,820
Operating income	$14,759	$14,684	$13,706	$12,033	$9,062
Net income	$10,955	$10,925	$9,981	$8,547	$6,135
Earnings per share—diluted	$2.38	$2.26	$1.96	$1.67	$1.21
Diluted weighted average common shares outstanding	4,604	4,844	5,095	5,128	5,073
Cash dividends declared per common share	$0.48	$0.30	$0.24	$0.21	$0.20
Consolidated Balance Sheets Data:
Working capital(1)	$33,749	$28,820	$24,635	$24,982	$12,313
Total assets	$90,344	$81,812	$78,327	$73,535	$61,578
Notes payable and other borrowings(2)	$24,175	$18,494	$16,474	$15,922	$14,655

(1)

Total working capital sequentially increased in most periods primarily due to the favorable impact to our net current assets resulting from our net income generated during these periods and the issuances of long-term senior notes of €2.0 billion and $3.0 billion in fiscal 2014, $5.0 billion in fiscal 2013 and $3.25 billion in fiscal 2011. These increases were partially offset by cash used for acquisitions, repurchases of common stock and dividend payments made in all periods presented and repayments of certain of our senior notes in fiscal 2013, 2011 and 2010.

(2)

Our notes payable and other borrowings, which represented the summation of our notes payable, current and other current borrowings, and notes payable and other non-current borrowings as reported per our consolidated balance sheets as of the dates listed in the table above, increased between fiscal 2010 and 2014 due to the issuances of long-term senior notes of €2.0 billion and $3.0 billion in fiscal 2014 and $5.0 billion in fiscal 2013, $1.7 billion and $1.15 billion of short-term borrowings made pursuant to our revolving credit agreements in fiscal 2012 and 2011, respectively, and $3.25 billion of long-term senior notes in fiscal 2011. See Note 8 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, for additional information regarding our notes payable and other borrowings.

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

Business Overview

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services that are engineered to work together in the cloud and in the data center. Our offerings include Oracle database and middleware software, application software, cloud infrastructure, hardware systems—including computer server, storage and networking products—and related services. We develop and maintain our products and services to be enterprise-grade, reliable, secure and interoperable while offering customers a choice in deployment models that best meet their information technology (IT) needs. Our customers can subscribe to use many Oracle software and hardware products through our Oracle Cloud offerings, or purchase our software and hardware products and related services to build their own internal clouds or on-premise IT environments.

Cloud computing IT environments, including those offered through our Oracle Cloud Software-as-a-Service (SaaS), Platform-as-a-Service (PaaS) and Infrastructure-as-a-Service offerings, are designed to be attractive and cost-effective options for our customers as we integrate the software and hardware on the customers’ behalf in IT environments that we deploy, support and manage on the customers’ behalf. We are a leader in the core technologies of cloud computing, including database and middleware software as well as web-based applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our own cloud services, our partners’ cloud services and our customers’ cloud IT environments. An important element of our corporate strategy is to deliver reliable, secure and scalable products and services that are built upon industry standards and are engineered to work both together or independently, regardless of the deployment model selected.

We believe that our investments in, and continued innovation with respect to, our software and cloud, hardware, and services businesses are the foundation of our long-term strategic plans. In fiscal 2014, 2013, and 2012 we invested $5.2 billion, $4.9 billion and $4.5 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products and services. We have expanded our enterprise-grade cloud computing offerings through our continued investments in research and development and through targeted acquisitions in order to broaden our Oracle Cloud offerings. For example, our Oracle Cloud Software-as-a-Service offerings, including our sales, marketing, customer service, financials, project management, human capital and talent management cloud solutions, among others, enable us to provide IT functionality that customers can use to manage critical business functions in a rapidly deployable delivery model with lower upfront customer investment. Certain of our enterprise-grade cloud computing offerings include infrastructure based upon our Oracle Engineered Systems, including our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle SuperCluster products, among others. We designed our Oracle Engineered Systems to combine certain of our hardware and software offerings to increase computing performance relative to our competitors’ products, creating cost efficiencies, time savings and operational cost advantages for our customers. Our Oracle Engineered Systems provide the core infrastructure for our own on-premise IT data centers and those of our customers, and for cloud IT environments, including our own Oracle Cloud services, our partners’ cloud services and our customers’ cloud environments. We also continue to demonstrate our commitment to customer choice through ongoing enhancements to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products and services, amongst others.

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

We are organized into three businesses—software and cloud, hardware systems and services—which are further divided into certain operating segments. Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations. Our cloud infrastructure-as-a-service segment was established during our fiscal quarter ended May 31, 2014. Our fiscal 2014 results, and historical results for fiscal 2013 and 2012, reflect this new segment structure and will continue prospectively in our future filings. See Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, for additional information related to our operating segments. An overview of our three businesses and related operating segments follows.

Software and Cloud Business

Our software and cloud business, which represented 76%, 75% and 72% of our total revenues in fiscal 2014, 2013 and 2012, respectively, is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, (2) cloud infrastructure-as-a-service and (3) software license updates and product support. On a constant currency basis, we expect that our software and cloud business’ total revenues generally will continue to increase due to continued demand for our software products and subscription offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow our profits and continue to make investments in research and development.

New Software Licenses and Cloud Software Subscriptions:    We license our database and middleware, as well as our application software, and provide access to a broad range of our software through Oracle Cloud Software-as-a-Service (SaaS) and Oracle Cloud Platform-as-a-Service (PaaS) offerings (SaaS and PaaS collectively are referred to as cloud software subscriptions). Our software offerings are substantially built on a standards-based, integrated architecture that is designed to help customers reduce the cost and complexity of their IT infrastructure. Our software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

The growth in our new software licenses and our SaaS and PaaS revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software offerings, our acquisitions and foreign currency fluctuations. The substantial majority of our new software licenses transactions are characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues. New software licenses and cloud software subscriptions revenues represented 28% of our total revenues in each of fiscal 2014 and 2013 and 27% in fiscal 2012. Our cloud software subscriptions contracts, which consist of SaaS and PaaS arrangements, are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our new software licenses and cloud software subscriptions segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software licenses and cloud software subscriptions segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud software subscriptions obligations that we assumed in our business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

For certain of our acquired businesses, we recorded adjustments to reduce the cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to acquired contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $17 million, $45 million and $22 million in fiscal 2014, 2013 and 2012, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of these contracts over their respective contractual periods.

Cloud Infrastructure-as-a-Service:    Our cloud infrastructure-as-a-service offerings (IaaS), which represented 1% of our total revenues in each of fiscal 2014 and 2013 and 2% in fiscal 2012, provide deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; Oracle Engineered Systems hardware and related support that are deployed in our customers’ data centers for a monthly fee; and comprehensive software and hardware management and maintenance services arrangements for customer IT infrastructure for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities.

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

Software license updates and product support revenues, which represented 47%, 46% and 43% of our total revenues in fiscal 2014, 2013 and 2012, respectively, is our highest margin business unit. Our software support margins during fiscal 2014 were 89% and accounted for 77% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $3 million, $14 million and $48 million in fiscal 2014, 2013 and 2012, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 14% of our total revenues in each of fiscal 2014 and 2013 and 17% in fiscal 2012. We expect our hardware business to have lower operating margins as a percentage of revenues than our software and cloud business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Systems Products:    We provide a broad selection of hardware systems and related services including servers, storage, networking, virtualization software, operating systems, and management software to support diverse IT environments, including cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures. Our hardware products support many of the world’s largest cloud infrastructures, including the Oracle Cloud.

Our hardware products and services are designed to work in customer environments that may include other Oracle or non-Oracle hardware or software components. This flexible and open approach provides Oracle’s customers with a broad range of choices in deploying hardware systems, which we believe is a priority for our customers. Our hardware products and services also help to meet customers’ demands to manage growing amounts of data and business requirements to meet increasing compliance and regulatory demands and to reduce energy, space and operational costs. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems.

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers run the Oracle Solaris operating system and are designed to be differentiated by their reliability, security, and scalability. Our mid-size and large servers are designed to offer greater performance and lower total cost of ownership than mainframe systems for business critical applications, for customers having more computationally intensive needs, and as platforms for building cloud computing IT environments. Our SPARC servers are also a core component of the Oracle SuperCluster, one of our Oracle Engineered Systems.

We also offer enterprise x86 servers. These x86 servers are based on microprocessor platforms from Intel Corporation and are compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 servers are also a core component of many of our Oracle Engineered Systems including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

Our storage products are designed to securely manage, protect, archive and restore customers’ mission critical data assets and consist of tape, disk, flash and hardware-related software including file systems software, back-up and archive software and storage management software and networking for mainframe and open systems environments.

Our networking and data center fabric products, including Oracle Virtual Networking, and Oracle InfiniBand and Ethernet technologies, are used with our server and storage products and are integrated into our management tools to help enterprise customers improve infrastructure performance, reduce cost and complexity and simplify storage and server connectivity. We also offer hardware and software products and services for communications networks including network signaling, policy control and subscriber data management solutions, and session border control technology, amongst others.

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

Our quarterly hardware systems products revenues are difficult to predict. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large hardware transactions could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

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

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware systems support obligations assumed, and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $11 million, $14 million and $30 million for fiscal 2014, 2013 and 2012, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

Services Business

Our services business, which represented 10% of our total revenues in fiscal 2014 and 11% in each of fiscal 2013 and 2012, is comprised of the remainder of our operating segments. Our services business has lower margins than our software and cloud and hardware businesses. Our services revenues are impacted by certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues. Our services business’ offerings include:

•

consulting services that are designed to help our customers and global system integrator partners more successfully architect and deploy our products including IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

•	advanced customer support services, which are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle products and services; and

•

education services for Oracle products and services, including training and certification programs that are offered to customers, partners and employees through a variety of formats, including instructor-led classes at our education centers, live virtual training, self-paced online training, private events and custom training.

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Responsys, Inc. (Responsys) and Tekelec Global, Inc. (Tekelec) in fiscal 2014, and Acme Packet, Inc. (Acme Packet) in fiscal 2013, amongst others.

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries. Pursuant to the Merger Agreement, we will commence a tender offer for the outstanding shares and shares generally representing vested equity incentive awards of MICROS (collectively, MICROS Shares). MICROS shareholders will have the right to tender their MICROS Shares to Oracle in exchange for $68.00 per share in cash upon consummation of the tender offer. The tender offer will commence no later than ten business days from June 22, 2014. After completion of the tender offer and subject to certain limited conditions, MICROS will merge with and into a wholly-owned subsidiary of Oracle. In addition, unvested equity awards to acquire MICROS common stock that are outstanding immediately prior to the conclusion of the merger will generally be converted into equity awards denominated in shares of our common stock based on formulas contained in the Merger Agreement. The estimated total purchase price for MICROS is approximately $5.3 billion. This transaction is conditioned upon (i) at least a majority of the MICROS Shares being validly tendered to Oracle, (ii) regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the applicable merger control laws of the European Commission and other jurisdictions, and (iv) certain other customary closing conditions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (SEC). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Revenue Recognition

Our sources of revenues include: (1) software and cloud revenues, including new software licenses revenues earned from granting licenses to use our software products; cloud SaaS and PaaS revenues generated from fees for granting customers access to a broad range of our software and related support offerings on a subscription basis in a secure, standards-based cloud computing environment; cloud IaaS revenues generated from fees for deployment and management offerings for our software and hardware and related IT infrastructure generally on a subscription basis; and software license updates and product support revenues; (2) hardware systems revenues, which include the sale of hardware systems products including computer servers, storage products, networking and data center fabric products, and hardware systems support revenues; and (3) services, which includes software and hardware related services including consulting, advanced customer support and education revenues. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware and application software and exclude cloud SaaS and PaaS revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Elements)

Our revenue recognition policy for nonsoftware deliverables including cloud SaaS, PaaS and IaaS offerings, hardware systems products and hardware systems related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware systems products revenues and hardware related services revenues to be recognized in each accounting period.

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

Our cloud SaaS and PaaS offerings generally provide customers access to certain of our software within a cloud-based IT environment that we manage and offer to customers on a subscription basis. Revenues for our cloud SaaS and PaaS offerings are generally recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Our cloud IaaS offerings provide deployment and management offerings for our software and hardware and related IT infrastructure including comprehensive software and hardware management and maintenance services arrangements for customer IT infrastructure for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities generally for a term-based fee; and virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage. Revenues for these cloud IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied. Our cloud IaaS offerings also include our Oracle Engineered Systems hardware and related support that are deployed on-premise in our customers’ data centers for a monthly fee and provide for the purchase of additional capacity on demand. Our revenue recognition policy for these on-premise offerings is in accordance with ASC 605 and ASC 840, Leases, and substantially all of these offerings are accounted for as operating leases as our contracts are structured so that the term of the arrangement is less than 75% of the economic life of the equipment and the present value of the minimum fixed payments are less than 90% of the fair market value of the equipment at the inception of the arrangement. Our evaluation of useful life is based on our historical product development cycles and our historical customer hardware upgrade cycles. Capacity on demand is a contingent payment and is therefore excluded from our assessment of the net present value of fixed payments. Revenue for capacity on demand is recognized in the period our customers access additional capacity provided all other revenue recognition criteria have been met.

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers, storage, and networking products, including the sales of our Oracle Engineered Systems.

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

Revenue Recognition for Multiple-Element Arrangements—Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period or in the case of our cloud offerings, generally over the estimated customer relationship period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

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

When possible, we establish VSOE of selling price for deliverables in software and nonsoftware multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, contractually stated prices, the geographies in which we offer our products and services, the type of customer (i.e., distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including new software licenses, software license updates and product support, cloud SaaS, PaaS and IaaS offerings, hardware systems products, hardware systems support, consulting, advanced customer support services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

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

Our advanced customer support services are offered as standalone arrangements or as a part of arrangements to customers buying other software and non-software products and services. We offer these advanced support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from these services are recognized as the services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software licenses revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software and cloud, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle;

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

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all other revenue recognition criteria have been met.

Our customers include several of our suppliers and occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•

future expected cash flows from software license sales, cloud SaaS and PaaS contracts, hardware systems product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents;

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

We estimate the fair values of our cloud SaaS and PaaS (collectively, cloud software subscriptions), software license updates and product support, and hardware systems support obligations assumed. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. As a result, we did not recognize cloud SaaS and PaaS revenues related to cloud SaaS and PaaS contracts in the amounts of $17 million, $45 million and $22 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2014, 2013 and 2012, respectively. We did not recognize software license updates and product support revenues related to support contracts in the amounts of $3 million, $14 million and $48 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2014, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $11 million, $14 million and $30 million for fiscal 2014, 2013 and 2012, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud SaaS and PaaS and hardware systems support contracts. To the extent cloud SaaS and PaaS, software support or hardware systems support contracts are renewed, we will recognize the revenues for the full values of the contracts over the contracts’ periods, which are generally one year in duration.

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

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. According to ASC 350, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed on March 1, 2014, did not result in a goodwill impairment charge, nor did we record any goodwill impairment in fiscal 2013 or 2012. Our consulting and hardware systems products reporting units have experienced revenues and operating margin declines in fiscal 2014 as compared to prior years. As a result, our consulting and hardware systems products reporting units may be at greater risk for goodwill impairment than our other reporting units if our actual results for these reporting units differ from our projections.

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

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2014, 2013 or 2012.

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

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. A description of our accounting policies associated with tax related contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For those tax related contingencies that are not a part of a business combination, we account for these uncertain tax issues pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, and refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

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

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2014 compared to fiscal 2013 is impacted by our acquisitions, primarily our acquisitions of Responsys in the third quarter of fiscal 2014, Tekelec in the first quarter of fiscal 2014 and Acme Packet in the fourth quarter of fiscal 2013.

The comparability of our operating results in fiscal 2013 compared to fiscal 2012 is impacted by our acquisitions, primarily our acquisitions of Acme Packet in the fourth quarter of fiscal 2013, Taleo Corporation (Taleo) in the fourth quarter of fiscal 2012 and RightNow Technologies, Inc. (RightNow) during the third quarter of fiscal 2012.

In our discussion of changes in our results of operations from fiscal 2014 compared to fiscal 2013 and fiscal 2013 compared to fiscal 2012, we may qualitatively disclose the impacts of our acquired products (for the one year period subsequent to the acquisition date) to the growth in our new software licenses revenues, cloud SaaS and PaaS revenues, software license updates and product support revenues, hardware systems products revenues and hardware systems support revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products. The contributions of our acquisitions to our other businesses and operating segments’ revenues and to the expense contributions for substantially all of our businesses and operating segments in each of the respective period comparisons are not provided as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, the acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud SaaS and PaaS contracts and hardware systems support contracts, the amounts shown as cloud software-as-a-service and platform-as-a-service deferred revenues, software license updates and product support deferred revenues, and hardware systems support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2013, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2014 and 2013, our financial statements would reflect reported revenues of $1.36 million in fiscal 2014 (using 1.36 as the month-end average exchange rate for the period) and $1.29 million in fiscal 2013 (using 1.29 as the month-end average exchange rate for the period). The constant currency presentation would translate the fiscal 2014 results using the fiscal 2013 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Total Revenues by Geography:
Americas	$20,323	3%	4%	$19,719	3%	3%	$19,236
EMEA(1)	11,946	7%	4%	11,158	-3%	0%	11,561
Asia Pacific(2)	6,006	-5%	2%	6,303	0%	3%	6,324

Total revenues	38,275	3%	4%	37,180	0%	2%	37,121
Total Operating Expenses	23,516	5%	6%	22,496	-4%	-2%	23,415

Total Operating Margin	$14,759	1%	1%	$14,684	7%	10%	$13,706

Total Operating Margin %	39%			39%			37%
% Revenues by Geography:
Americas	53%			53%			52%
EMEA	31%			30%			31%
Asia Pacific	16%			17%			17%
Total Revenues by Business:
Software and Cloud	$29,199	5%	5%	$27,920	5%	7%	$26,560
Hardware Systems	5,372	0%	2%	5,346	-15%	-13%	6,302
Services	3,704	-5%	-4%	3,914	-8%	-6%	4,259

Total revenues	$38,275	3%	4%	$37,180	0%	2%	$37,121

% Revenues by Business:
Software and Cloud	76%			75%			72%
Hardware Systems	14%			14%			17%
Services	10%			11%			11%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal 2014 Compared to Fiscal 2013:    On a constant currency basis, our total revenues increased in fiscal 2014 by 4 percentage points due to increases in our software and cloud business revenues and our hardware business revenues, partially offset by a decrease in our services business revenues. The constant currency growth in our software and cloud business was substantially attributable to growth in our software license updates and product support revenues and, to a lesser extent, our cloud software-as-a-service (SaaS) and platform-as-a-service (PaaS) revenues due to incremental revenues from our acquisitions. The constant currency revenues growth in our hardware business was due to an increase in our hardware systems support revenues due substantially to incremental revenues from our acquisitions and due to increases in our hardware revenues attributable to our Oracle Engineered Systems, partially offset by revenue decreases attributable to reductions in the sales volumes of certain of our legacy hardware product lines, including lower margin products. On a constant currency basis, the Americas contributed 61%, EMEA contributed 30% and Asia Pacific contributed 9% to our total revenues growth during fiscal 2014.

Total constant currency operating expenses increased during fiscal 2014 primarily due to an increase in sales and marketing and research and development expenses resulting from increased headcount, higher sales-based variable compensation expenses due to revenues growth, and an increase in cloud SaaS and PaaS costs resulting from additional expenses incurred to support the increases in our cloud SaaS and PaaS revenues. These expense increases in fiscal 2014 were partially offset by lower constant currency expenses from our hardware systems support and services segments due to decreased headcount, lower restructuring expenses, and lower intangible assets amortization. In fiscal 2013, we recognized a $387 million acquisition related benefit (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information) and a $306 million benefit relating to certain litigation (see Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), both of which decreased our acquisition related and other expenses during this period.

Excluding the effect of foreign currency rate fluctuations, our operating margin increased during fiscal 2014 due to our revenues growth, while our operating margin as a percentage of revenues was flat.

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of foreign currency rate fluctuations, our total revenues increased in fiscal 2013 due to an increase in our software and cloud business revenues. This constant currency increase was partially offset by reductions in our hardware systems and services business’ revenues. On a constant currency basis, the Americas region contributed 77% and the Asia Pacific region contributed 23% to our growth in total revenues during fiscal 2013.

Excluding the effect of foreign currency rate fluctuations, total operating expenses decreased in fiscal 2013 primarily due to a $387 million acquisition related benefit and a $306 million benefit related to certain litigation (both as noted above), lower hardware systems products costs associated with lower hardware systems products revenues, and certain other operating expense decreases in most of our other lines of business primarily due to lower variable compensation expenses, lower external contractor expenses and lower amortization of intangible assets. In constant currency, these total expense decreases during fiscal 2013 were partially offset by higher salary and benefit expenses due primarily to additional sales and marketing and research and development headcount added during fiscal 2013.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Year Ended May 31,
(in millions)	2014	2013	2012
Cloud software-as-a-service and platform-as-a-service deferred revenues(1)	$17	$45	$22
Software license updates and product support deferred revenues(1)	3	14	48
Hardware systems support deferred revenues(1)	11	14	30
Amortization of intangible assets(2)	2,300	2,385	2,430
Acquisition related and other(3)(5)	41	(604)	56
Restructuring(4)	183	352	295
Stock-based compensation(5)	795	722	626
Income tax effects(6)	(1,091)	(896)	(967)

	$2,259	$2,032	$2,540

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $17 million, $45 million and $22 million in fiscal 2014, 2013 and 2012, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million, $14 million and $48 million in fiscal 2014, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $11 million, $14 million and $30 million in fiscal 2014, 2013 and 2012, respectively.

Approximately $3 million of estimated cloud SaaS and PaaS revenues related to contracts assumed will not be recognized during fiscal 2015 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $2 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during fiscal 2015 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of May 31, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2015	$1,934
Fiscal 2016	1,337
Fiscal 2017	741
Fiscal 2018	607
Fiscal 2019	508
Thereafter	980

Total intangible assets subject to amortization	6,107
In-process research and development	30

Total intangible assets, net	$6,137

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. In fiscal 2013, acquisition related and other expenses included a benefit of $306 million related to certain litigation (see Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), and a net benefit of $387 million due to a change in the fair value of contingent consideration payable in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

(4)

The significant majority of restructuring expenses during fiscal 2014 and 2013 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Restructuring expenses during fiscal 2012 primarily related to costs incurred pursuant to our Sun Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2014	2013	2012
Sales and marketing	$165	$137	$115
Cloud software-as-a-service and platform-as-a-service	8	10	7
Cloud infrastructure-as-a-service	4	8	6
Software license updates and product support	22	20	18
Hardware systems products	5	3	1
Hardware systems support	6	5	5
Services	29	23	17
Research and development	385	352	295
General and administrative	171	164	162

Subtotal	795	722	626
Acquisition related and other	10	33	33

Total stock-based compensation	$805	$755	$659

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for fiscal 2014 and 2013 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 22.5% and 23.0%, respectively, instead of 20.1% and 21.4%, respectively, which represented our effective tax rates as derived per our consolidated statement of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for fiscal 2012 were calculated reflecting an effective tax rate of 24.0%, instead of 23.0% which represented our effective tax rate as derived per our consolidated statement of operations, due to the disproportionate rate impact of certain discrete items, income tax effects related to our acquired tax exposures, and differences in jurisdictional tax rates and related tax benefits attributable to our restructuring expenses in the period.

Software and Cloud Business

Our software and cloud business consists of our new software licenses and cloud software subscriptions segment, our cloud infrastructure-as-a-service segment and our software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions:    New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions include revenues from our cloud software-as-a-service and platform-as-a-service offerings, which grant customers access to a broad range of our software offerings on a subscription basis in a secure, standards-based, cloud computing environment that includes access, hosting, infrastructure management, the use of software updates, and support. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Costs associated with our new software licenses and cloud software subscriptions segment are included in sales and marketing expenses, cloud software-as-a-service and platform-as-a-service expenses and amortization of intangible assets. These costs are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing our cloud software-as-a-service and platform-as-a-service offerings and amortization of intangible assets.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$5,544	1%	3%	$5,465	7%	8%	$5,107
EMEA	3,249	10%	6%	2,959	3%	5%	2,884
Asia Pacific	1,744	-8%	-2%	1,897	-1%	3%	1,915

Total revenues	10,537	2%	3%	10,321	4%	6%	9,906
Expenses:
Cloud software-as-a-service and platform-as-a-service(1)	447	41%	42%	317	58%	58%	202
Sales and marketing(1)	6,350	7%	8%	5,935	4%	6%	5,697
Stock-based compensation	166	17%	17%	142	19%	19%	120
Amortization of intangible assets(2)	977	-1%	-1%	986	20%	20%	822

Total expenses	7,940	8%	8%	7,380	8%	10%	6,841

Total Margin	$2,597	-12%	-11%	$2,941	-4%	-3%	$3,065

Total Margin %	25%			28%			31%
% Revenues by Geography:
Americas	53%			53%			52%
EMEA	31%			29%			29%
Asia Pacific	16%			18%			19%
Revenues by Software Offerings:
New software licenses	$9,416	0%	1%	$9,411	0%	1%	$9,451
Cloud software-as-a-service and platform-as-a-service	1,121	23%	24%	910	100%	100%	455

Total new software licenses and cloud software subscriptions revenues	$10,537	2%	3%	$10,321	4%	6%	$9,906

% Revenues by Software Offerings:
New software licenses	89%			91%			95%
Cloud software-as-a-service and platform-as-a-service	11%			9%			5%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effect of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions revenues increased by 3% during fiscal 2014 primarily due to incremental revenues from our cloud SaaS and PaaS offerings resulting from our recent acquisitions. In constant currency, total new software licenses and cloud software subscriptions revenues growth in the Americas and EMEA region was partially offset by a decline in revenues in the Asia Pacific region.

In constant currency, our new software license revenues increased by 1% in fiscal 2014 and our SaaS and PaaS revenues increased by 24% in fiscal 2014, both primarily due to incremental revenues from our recent acquisitions.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amounts of $17 million, $45 million and $22 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2014,

2013 and 2012, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud SaaS and PaaS contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 3% in fiscal 2014 and represented 33% of our new software licenses revenues in fiscal 2014 in comparison to 32% in fiscal 2013.

Excluding the effect of favorable currency rate fluctuations, total new software licenses and cloud software subscriptions expenses increased in fiscal 2014 primarily due to higher employee related expenses from increased headcount, higher variable compensation expenses due to revenues growth, and higher cloud SaaS and PaaS expenses resulting from costs incurred to support the related revenue increases.

Excluding the effect of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in fiscal 2014 as our total expenses increased at a faster rate than our total revenues for this operating segment.

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of foreign currency rate fluctuations, total new software licenses and cloud software subscriptions revenues increased during fiscal 2013 due to growth across all regions and incremental revenues from our acquisitions. On a constant currency basis, the Americas contributed 69%, EMEA contributed 23% and Asia Pacific contributed 8% to the increase in new software licenses and cloud software subscriptions revenues during fiscal 2013.

In constant currency, our new software licenses revenues increased by 1% and our cloud SaaS and PaaS revenues increased by 100% in fiscal 2013 primarily due to incremental revenues from our acquisitions. As described above, the amount of new software licenses and cloud software subscriptions revenues that we recognized in fiscal 2013 and fiscal 2012 were affected by business combination accounting rules.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 11% in fiscal 2013 and represented 32% of our total new software licenses revenues in fiscal 2013 in comparison to 29% in fiscal 2012.

Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions expenses increased in fiscal 2013 primarily due to higher employee related expenses and stock-based compensation from increased headcount, and higher intangible asset amortization, partially offset by a decrease in certain legal costs.

Excluding the effect of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in fiscal 2013 as our total expenses increased at a faster rate than our total revenues for this operating segment.

Cloud Infrastructure-as-a-Service:    Our cloud infrastructure-as-a-service segment provides deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; Oracle Engineered Systems hardware and related support that are deployed in our customers’ data centers for a monthly fee; and comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities. Cloud infrastructure-as-a-service expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. For all periods presented, our cloud-infrastructure-as-a-service segment’s revenues and expenses were substantially attributable to our IT infrastructure management, maintenance and hosting services offerings.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Cloud Infastructure-as-a-Service:
Americas	$335	-6%	-5%	$355	5%	6%	$337
EMEA	94	32%	27%	72	-6%	-1%	76
Asia Pacific	27	-12%	3%	30	-1%	4%	31

Total revenues	456	0%	1%	457	3%	5%	444
Expenses:
Cloud infastructure-as-a-service(1)	304	3%	5%	296	5%	8%	283
Sales and marketing(1)	61	0%	1%	61	-15%	-14%	72
Stock-based compensation	4	-52%	-52%	8	28%	28%	6

Total expenses	369	1%	3%	365	1%	4%	361

Total Margin	$87	-6%	-9%	$92	10%	8%	$83

Total Margin %	19%			20%			19%
% Revenues by Geography:
Americas	73%			77%			76%
EMEA	21%			16%			17%
Asia Pacific	6%			7%			7%

(1)	Excluding stock-based compensation

Fiscal 2014 Compared to Fiscal 2013:    On a constant currency basis, total cloud IaaS revenues increased slightly in fiscal 2014 primarily due to incremental revenues from the recent introduction of our on-premise Oracle Engineered Systems subscription offerings. In constant currency, total cloud IaaS revenues growth in the EMEA and Asia Pacific regions were partially offset by a decline in revenues in the Americas region.

On a constant currency basis, total cloud IaaS expenses increased during fiscal 2014 primarily due to increased employee related expenses associated with increased headcount, which reduced the total margin and margin as a percentage of revenues for this segment.

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, total cloud IaaS revenues increased in fiscal 2013 primarily due to growth in our infrastructure management, maintenance and hosting services offerings. In constant currency, total cloud IaaS revenues growth in the Americas and Asia Pacific regions were partially offset by a decline in revenues in the EMEA region.

On a constant currency basis, total cloud IaaS expenses increased during fiscal 2013 primarily due to increased employee related expenses associated with increased headcount. Total margin and margin as a percentage of revenues increased during fiscal 2013 as our total revenues increased at a faster rate than our total expenses for this segment.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Software License Updates and Product Support Revenues:
Americas	$9,858	6%	7%	$9,322	7%	8%	$8,672
EMEA	5,906	10%	7%	5,363	3%	7%	5,194
Asia Pacific	2,442	-1%	8%	2,457	5%	9%	2,344

Total revenues	18,206	6%	7%	17,142	6%	8%	16,210
Expenses:
Software license updates and product support(1)	1,140	-1%	0%	1,155	-4%	-2%	1,208
Stock-based compensation	22	10%	10%	20	12%	12%	18
Amortization of intangible assets(2)	801	-4%	-4%	836	-3%	-3%	863

Total expenses	1,963	-2%	-1%	2,011	-4%	-2%	2,089

Total Margin	$16,243	7%	8%	$15,131	7%	10%	$14,121

Total Margin %	89%			88%			87%
% Revenues by Geography:
Americas	54%			55%			54%
EMEA	33%			31%			32%
Asia Pacific	13%			14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effect of unfavorable currency rate fluctuations, software license updates and product support revenues increased by 7% in fiscal 2014 as a result of new software licenses sold with substantially all of these customers electing to purchase software support contracts during the trailing 4-quarter period, and the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effect of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 30% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $3 million, $14 million and $48 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2014, 2013 and 2012, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of favorable foreign currency rate fluctuations, total software license updates and product support expenses during fiscal 2014 decreased slightly due to a modest decrease in headcount and a decrease in amortization of intangible assets. Margin and margin as a percentage of revenues increased during fiscal 2014 as our total revenues for this segment increased while our total expenses slightly decreased.

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of currency rate fluctuations, software license updates and product support revenues increased in fiscal 2013 for similar reasons as those noted above for our fiscal 2014 revenues increase and due to incremental revenues from recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 29% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues.

As described above, the amounts of software license updates and product support revenues that we recognized in fiscal 2013 and fiscal 2012 were affected by business combination accounting rules.

Excluding the effect of favorable foreign currency rate fluctuations, total software license updates and product support expenses decreased in fiscal 2013 primarily due to lower amortization of intangible assets, a reduction in certain non-income based taxes, lower bad debt expenses, and lower variable compensation expenses.

Excluding the effect of currency rate fluctuations, total software license updates and product support margin and margin as a percentage of revenues increased in fiscal 2013 as our total revenues for this segment increased while our total expenses decreased.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Hardware Systems Products Revenues:
Americas	$1,507	1%	2%	$1,495	-20%	-20%	$1,880
EMEA	834	-1%	-3%	842	-26%	-23%	1,140
Asia Pacific	635	-9%	-5%	696	-14%	-12%	807

Total revenues	2,976	-2%	-1%	3,033	-21%	-19%	3,827
Expenses:
Hardware systems products(1)	1,516	1%	3%	1,498	-19%	-17%	1,842
Sales and marketing(1)	991	7%	7%	929	-16%	-14%	1,106
Stock-based compensation	12	49%	49%	8	211%	211%	3
Amortization of intangible assets(2)	274	-16%	-16%	327	-17%	-17%	393

Total expenses	2,793	1%	2%	2,762	-17%	-16%	3,344

Total Margin	$183	-33%	-30%	$271	-44%	-42%	$483

Total Margin %	6%			9%			13%
% Revenues by Geography:
Americas	51%			49%			49%
EMEA	28%			28%			30%
Asia Pacific	21%			23%			21%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effect of currency rate fluctuations, total hardware systems products revenues modestly decreased in fiscal 2014. The decrease in revenues during fiscal 2014, which was attributable to reductions in the sales volumes of certain of our legacy product lines, including lower margin products, was partially offset by incremental revenues from our recently acquired companies and increases in hardware revenues attributable to our sales of Oracle Engineered Systems.

In constant currency, total hardware systems products operating expenses increased in fiscal 2014 primarily due to an increase in employee related expenses due primarily to an increase in sales and marketing headcount, partially offset by a decrease in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total margin and margin as a percentage of revenues decreased in fiscal 2014 due to a decrease in our total revenues and increase in our total expenses for this segment.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Hardware Systems Support Revenues:
Americas	$1,229	11%	12%	$1,109	-4%	-4%	$1,157
EMEA	738	-2%	-4%	752	-14%	-10%	870
Asia Pacific	429	-5%	2%	452	1%	4%	448

Total revenues	2,396	4%	5%	2,313	-7%	-4%	2,475
Expenses:
Hardware systems support(1)	830	-6%	-5%	885	-15%	-13%	1,041
Stock-based compensation	6	26%	26%	5	-3%	-3%	5
Amortization of intangible assets(2)	231	8%	8%	213	-30%	-30%	305

Total expenses	1,067	-3%	-3%	1,103	-18%	-17%	1,351

Total Margin	$1,329	10%	12%	$1,210	8%	11%	$1,124

Total Margin %	55%			52%			45%
% Revenues by Geography:
Americas	51%			48%			47%
EMEA	31%			32%			35%
Asia Pacific	18%			20%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2014 Compared to Fiscal 2013:    Excluding the impact of unfavorable currency rate fluctuations, hardware systems support revenues increased in fiscal 2014 primarily due to incremental revenues from our recent acquisitions. These hardware support revenues increases were partially offset by certain hardware support revenues decreases that were generally caused by the reductions in sales volumes of certain of our legacy hardware systems product lines for which we offer hardware systems support. In constant currency, hardware systems support revenues growth in the Americas and Asia Pacific region was partially offset by a decline in revenues in the EMEA region.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $11 million, $14 million and $30 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in fiscal 2014, 2013 and 2012, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Total hardware systems support expenses decreased in fiscal 2014 primarily due to a reduction in employee related expenses attributable to decreased headcount and reduced service delivery costs due to operational initiatives, partially offset by an increase in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in fiscal 2014 as our total revenues for this segment increased while our total expenses for this segment decreased.

Fiscal 2013 Compared to Fiscal 2012:    Excluding the impact of currency rate fluctuations, hardware systems support revenues decreased in fiscal 2013 primarily due to reductions in sales volumes of certain of our legacy hardware systems product lines for which we offer hardware systems support. As described above, the amounts of hardware systems support revenues that we recognized in fiscal 2013 and fiscal 2012 were affected by business combination accounting rules.

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

Services Business

Our services business consists of consulting, advanced customer support services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Advanced customer support services are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle products and services. Education revenues are earned by providing instructor-led, media-based, internet-based and custom training in the use of our software and hardware offerings. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Services Revenues:
Americas	$1,850	-6%	-5%	$1,973	-5%	-4%	$2,083
EMEA	1,125	-4%	-7%	1,170	-16%	-13%	1,397
Asia Pacific	729	-5%	2%	771	-1%	4%	779

Total revenues	3,704	-5%	-4%	3,914	-8%	-6%	4,259
Expenses:
Services(1)	2,925	-7%	-6%	3,159	-6%	-4%	3,365
Stock-based compensation	29	25%	25%	23	39%	39%	17
Amortization of intangible assets(2)	17	-26%	-26%	23	-52%	-52%	47

Total expenses	2,971	-7%	-6%	3,205	-7%	-4%	3,429

Total Margin	$733	3%	5%	$709	-15%	-12%	$830

Total Margin %	20%			18%			19%
% Revenues by Geography:
Americas	50%			50%			49%
EMEA	30%			30%			33%
Asia Pacific	20%			20%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effect of currency rate fluctuations, our total services revenues decreased in fiscal 2014 due to revenue decreases in each of our services segments. The largest services revenues decrease was to our consulting segment’s revenues.

Excluding the effect of currency rate fluctuations, our total services expenses decreased during fiscal 2014 primarily due to expense decreases in our consulting services segment due to decreased headcount, lower external contractor costs, lower intangible asset amortization, and a decrease in certain other operating expenses, net.

In constant currency, total services margin and total margin as a percentage of total services revenues increased during fiscal 2014 due to our expense reductions for this business.

Fiscal 2013 Compared to Fiscal 2012:    Excluding the effect of currency rate fluctuations, our total services revenues decreased in fiscal 2013 due to revenue decreases in each of our services segments. The largest services revenues decrease in fiscal 2013 was to our consulting segment’s revenues.

Excluding the effect of currency rate fluctuations, total services expenses decreased during fiscal 2013 primarily due to expense decreases across all of our services segments, which consisted primarily of decreases in external contractor costs, lower variable compensation expenses, and lower intangible asset amortization.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during fiscal 2013 as our total services revenues declined at a faster rate than our total services expenses.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Research and development(1)	$4,766	6%	7%	$4,498	6%	8%	$4,228
Stock-based compensation	385	9%	9%	352	19%	19%	295

Total expenses	$5,151	6%	7%	$4,850	7%	8%	$4,523

% of Total Revenues	13%			13%			12%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during fiscal 2014 and 2013, each relative to the respective prior year period, primarily due to increases in employee related expenses from increased headcount, partially offset by lower variable compensation expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
General and administrative(1)	$867	-4%	-3%	$908	-6%	-4%	$964
Stock-based compensation	171	4%	4%	164	2%	2%	162

Total expenses	$1,038	-3%	-2%	$1,072	-5%	-3%	$1,126

% of Total Revenues	3%			3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses decreased during fiscal 2014 and 2013, each relative to the respective prior year period, primarily due to lower professional fees, variable compensation expenses and certain other operating expenses, net, partially offset by slightly higher salaries and benefits expenses due to an increase in headcount.

Amortization of Intangible Assets:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Software support agreements and related relationships	$571	-2%	-2%	$582	-1%	-1%	$585
Hardware systems support agreements and related relationships	143	18%	18%	121	2%	2%	119
Developed technology	706	-15%	-15%	826	-11%	-11%	923
Core technology	318	-3%	-3%	329	-2%	-2%	337
Customer relationships and contract backlog	334	-5%	-5%	350	-5%	-5%	370
SaaS and PaaS agreements and related relationships and other	150	33%	33%	113	242%	242%	33
Trademarks	78	22%	22%	64	2%	2%	63

Total amortization of intangible assets	$2,300	-4%	-4%	$2,385	-2%	-2%	$2,430

Fiscal 2014 Compared to Fiscal 2013:    Amortization of intangible assets decreased during fiscal 2014 as certain of our intangible assets pertaining to our legacy acquisitions became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions, including our acquisitions of Responsys and Tekelec in fiscal 2014 and Acme Packet in fiscal 2013, among others. Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report has additional information regarding our intangible assets and related amortization.

Fiscal 2013 Compared to Fiscal 2012:    Amortization of intangible assets decreased during fiscal 2013 as certain of our intangible assets pertaining to our legacy acquisitions became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions, including our acquisitions of Acme Packet in fiscal 2013, and RightNow and Taleo in fiscal 2012, among others.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Transitional and other employee related costs	$27	1%	2%	$27	6%	9%	$25
Stock-based compensation	10	-69%	-69%	33	1%	1%	33
Professional fees and other, net	20	107%	107%	(276)	-2,314%	-2,216%	13
Business combination adjustments, net	(16)	96%	96%	(388)	-2,543%	-2,426%	(15)

Total acquisition related and other expenses	$41	107%	107%	$(604)	-1,183%	-1,200%	$56

Fiscal 2014 Compared to Fiscal 2013:    On a constant currency basis, the increase in our acquisition related and other expenses in fiscal 2014 was primarily due to certain benefits that we recorded during fiscal 2013, which reduced our expenses during this period. We recorded a net benefit of $387 million during fiscal 2013 related to the change in fair value of contingent consideration payable in connection with an acquisition (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report). We also recorded a $306 million benefit in fiscal 2013 to professional fees and other, net related to certain litigation (see Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report).

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, the decrease in our acquisition related and other expenses in fiscal 2013 was primarily due to the aforementioned benefits described above.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Restructuring expenses	$183	-48%	-49%	$352	19%	23%	$295

Restructuring expenses in fiscal 2014 and 2013 primarily related to our 2013 Restructuring Plan, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our operations. We amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take to improve efficiencies in our operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately

$206 million as of May 31, 2014. The majority of the remaining costs are expected to be incurred through the end of fiscal 2015. Our estimated costs may be subject to change in future periods.

Restructuring expenses in fiscal 2012 primarily related to our Sun Restructuring Plan, which our management approved, committed to and initiated in order to better align our cost structure as a result of our acquisition of Sun.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Interest expense	$914	15%	15%	$797	4%	4%	$766

Fiscal 2014 Compared to Fiscal 2013:    Interest expense increased in fiscal 2014 primarily due to higher average borrowings resulting from our issuance of $3.0 billion and €2.0 billion of senior notes in July 2013 and our issuance of $5.0 billion of senior notes in October 2012, partially offset by a reduction in interest expense resulting from the maturity and repayment of $1.25 billion of senior notes in April 2013 (see Recent Financing Activities below and Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

Fiscal 2013 Compared to Fiscal 2012:    Interest expense increased in fiscal 2013 due to higher average borrowings resulting from our issuance of $5.0 billion of senior notes in October 2012, partially offset by the maturity and repayment of $1.25 billion of senior notes in April 2013.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Interest income	$263	10%	17%	$237	3%	7%	$231
Foreign currency losses, net	(375)	131%	127%	(162)	54%	51%	(105)
Noncontrolling interests in income	(98)	-12%	-12%	(112)	-6%	-4%	(119)
Other income, net	69	44%	44%	48	220%	225%	15

Total non-operating (expense) income, net	$(141)	1,343%	1,749%	$11	-49%	4%	$22

Fiscal 2014 Compared to Fiscal 2013:    We recorded non-operating expense, net in fiscal 2014 in comparison to non-operating income, net in fiscal 2013 primarily due to an increase in foreign currency losses, net that were incurred in fiscal 2014 including foreign currency remeasurement losses of $213 million that related to the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. The Venezuelan economy has been determined to be “highly inflationary” in accordance with ASC 830, Foreign Currency Matters. As a result, we report all net monetary assets related to our Venezuelan subsidiary in U.S. Dollars with the associated impacts of periodic changes of Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rates in our statements of operations for each respective reporting period. During fiscal 2014, the Venezuelan government issued new exchange agreements that allowed for certain foreign currency transactions, which previously were subject to Venezuela’s official Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rate (the “Official Rate”), to be subject to conversion at rates established at the Venezuelan government’s auction-based exchange rate programs, the Complementary System for Foreign Currency Administration (“SICAD”) rates. These SICAD rates were lower than the Official Rate that we had used historically to report the VEF based transactions and net monetary assets of our

Venezuelan subsidiary. To determine which of the various VEF rates to use during fiscal 2014, we evaluated our individual facts and circumstances taking into consideration our legal ability to convert VEF at or to settle VEF based transactions using the SICAD rates, amongst other factors. We concluded that using the SICAD rates was the most appropriate for our reporting of our Venezuelan subsidiary’s VEF based transactions and net monetary assets in U.S. Dollars, which resulted in the $213 million of fiscal 2014 remeasurement losses referenced above. Future devaluations of the Venezuelan currency are not expected to have a significant impact on our consolidated financial statements. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility and incur additional remeasurement losses in the future, the amounts and timing of which are unknown.

Fiscal 2013 Compared to Fiscal 2012:    On a constant currency basis, our non-operating income, net decreased in fiscal 2013 primarily due to an increase in foreign currency transaction losses, net, that included a foreign currency loss relating to our Venezuelan subsidiary’s operations. During our third quarter of fiscal 2013, the Venezuelan government devalued its currency and we recognized a $64 million foreign currency loss as a result of the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. This decrease in non-operating income, net was partially offset by an increase in other income, net during fiscal 2013, which was primarily due to gains from our marketable securities that we designated as trading that were held to support our deferred compensation plan obligations.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	Actual	Constant	2012
Provision for income taxes	$2,749	-7%	-6%	$2,973	0%	3%	$2,981
Effective tax rate	20.1%			21.4%			23.0%

Fiscal 2014 Compared to Fiscal 2013:    Provision for income taxes in fiscal 2014 decreased, relative to the provision for income taxes in fiscal 2013, due to a tax favorable change in the jurisdictional mix of our earnings and the effects of acquisition related settlements with tax authorities during fiscal 2014.

Fiscal 2013 Compared to Fiscal 2012:    Provision for income taxes in fiscal 2013 decreased slightly due to acquisition related items, the retroactive extension of the U.S. research and development credit, offset by higher income before provision for income taxes.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2014	Change	2013	Change	2012
Working capital	$33,749	17%	$28,820	17%	$24,635
Cash, cash equivalents and marketable securities	$38,819	20%	$32,216	5%	$30,676

Working capital:    The increase in working capital as of May 31, 2014 in comparison to May 31, 2013 was primarily due to our issuance of €2.0 billion and $3.0 billion of long-term senior notes in July 2013, the favorable impact to our net current assets resulting from our net income during fiscal 2014, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by the reclassification of $1.5 billion of senior notes due July 2014 from long-term to current, cash used for repurchases of our common stock (we used $9.8 billion of cash for common stock repurchases during fiscal 2014), cash used to pay dividends to our stockholders, and cash used for acquisitions, all of which occurred during fiscal 2014. Our working capital may be impacted by some of the aforementioned factors in future periods, the amounts and timing of which are variable.

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

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2014 in comparison to May 31, 2013 was due to an increase in cash generated from our operating activities, our issuance of €2.0 billion and $3.0 billion of senior notes in July 2013, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by $9.8 billion of repurchases of our common stock, $3.5 billion of net cash paid for acquisitions and $2.2 billion used for the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $35.2 billion held by our foreign subsidiaries as of May 31, 2014. We consider $32.4 billion of our undistributed earnings as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these undistributed earnings would be approximately $10.0 billion as of May 31, 2014 should the amounts be repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar modestly strengthened against certain major international currencies during fiscal 2014, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of May 31, 2014 relative to what we would have reported using constant currency rates from our May 31, 2013 balance sheet date.

The increase in cash, cash equivalents and marketable securities at May 31, 2013 in comparison to May 31, 2012 was due to an increase in cash generated from our operating activities, our issuance of $5.0 billion of senior notes in October 2012, and to a lesser extent, cash proceeds from fiscal 2013 stock option exercises. This increase was partially offset by $11.0 billion of repurchases of our common stock, $3.3 billion of net cash paid for acquisitions, the repayments of $1.7 billion of short-term borrowings pursuant to our expired revolving credit facilities, the repayment of $1.25 billion of senior notes which matured in April 2013, and the payment of cash dividends to our stockholders. Additionally, our reported cash, cash equivalents and marketable securities balances as of May 31, 2013 decreased in comparison to May 31, 2012 due to the general strengthening of the U.S. Dollar in comparison to certain major international currencies during fiscal 2013.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 48 days at May 31, 2014 compared with 50 days at May 31, 2013. The days sales outstanding calculation excluded the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware systems support obligations to fair value.

	Year Ended May 31,
(Dollars in millions)	2014	Change	2013	Change	2012
Net cash provided by operating activities	$14,921	5%	$14,224	3%	$13,743
Net cash used for investing activities	$(7,539)	27%	$(5,956)	-29%	$(8,381)
Net cash used for financing activities	$(4,068)	-52%	$(8,500)	39%	$(6,099)

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. We also generate significant cash from new software licenses sales and sales of hardware systems support arrangements, and to a lesser extent, sales of services, hardware systems products, and cloud SaaS and PaaS offerings. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware systems products, taxes and leased facilities.

Fiscal 2014 Compared to Fiscal 2013:    Net cash provided by operating activities increased in fiscal 2014 in comparison to fiscal 2013 primarily due to the following: the fiscal 2013 non-recurring impacts of a reduction of contingent consideration payable in connection with an acquisition of $387 million (see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information) and the impact of a $306 million non-current receivable related to certain litigation (see Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), both of which increased our net income in fiscal 2013 without the corresponding cash flow benefits. These items did not recur during fiscal 2014.

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

Fiscal 2014 Compared to Fiscal 2013:    Net cash used for investing activities increased in fiscal 2014 due to an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and an increase in cash used for acquisitions, net of cash acquired, in each case during fiscal 2014 in comparison to fiscal 2013.

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

Fiscal 2014 Compared to Fiscal 2013:    Net cash used for financing activities in fiscal 2014 decreased in comparison to fiscal 2013 primarily due to the repayment of $3.0 billion of borrowings pursuant to senior notes maturities and certain expired revolving credit facilities in fiscal 2013 (no repayments during fiscal 2014), a net increase in borrowings during fiscal 2014 (we issued €2.0 billion and $3.0 billion of senior notes during fiscal 2014 in comparison to $5.0 billion of senior notes issued during fiscal 2013), lower stock repurchase activity during fiscal 2014 and higher proceeds from stock option exercises during fiscal 2014. These fiscal 2014 cash favorable variances were partially offset by an increase in payments of cash dividends to stockholders in fiscal 2014 in comparison to fiscal 2013.

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

	Year Ended May 31,
(Dollars in millions)	2014	Change	2013	Change	2012
Net cash provided by operating activities	$14,921	5%	$14,224	3%	$13,743
Capital expenditures(1)	(580)	-11%	(650)	0%	(648)

Free cash flow	$14,341	6%	$13,574	4%	$13,095

Net income	$10,955		$10,925		$9,981

Free cash flow as percent of net income	131%		124%		131%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $1.6 billion, $1.8 billion and $1.6 billion, respectively, or approximately 17%, 19% and 17%, respectively, of our new software licenses revenues in fiscal 2014, 2013 and 2012, and $168 million, $161 million and $134 million, respectively, or approximately 6%, 5%, and 3%, respectively, of our hardware systems products revenues in fiscal 2014, 2013 and 2012.

Recent Financing Activities:

Senior Notes:    As of May 31, 2014, we had $24.2 billion of senior notes outstanding ($18.5 billion outstanding as of May 31, 2013). In July 2013, we issued €2.0 billion ($2.7 billion as of May 31, 2014) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125% notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We are accounting for the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar pursuant to ASC 815, Derivatives and Hedging (ASC 815).

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (2019 Notes) and $1.0 billion of 3.625% notes due July 2023 (2023 Notes, and together with the Floating Rate Notes and 2019 Notes, the U.S. Dollar Notes).

We issued the Euro Notes and the U.S. Dollar Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions. Additional details regarding the Euro Notes, the U.S. Dollar Notes, and the related hedge accounting are included in Note 8 and Note 11 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Interest Rate Swap Agreements:    In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of May 31, 2014, our 2019 Notes had an effective interest rate of 0.88% after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 8 and Note 11 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Cross Currency Swap Agreements:    In July 2013, in connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro denominated 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the 2021 Notes by fixing the principal amount of the 2021 Notes at $1.6 billion with an annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. Additional details regarding our senior notes and related cross-currency swap agreements are included in Note 8 and Note 11 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Cash Dividends:    In fiscal 2014, we declared and paid cash dividends of $0.48 per share that totaled $2.2 billion. In June 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share of outstanding common stock payable on July 30, 2014 to stockholders of record as of the close of business on July 9, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of May 31, 2014, approximately $4.3 billion remained available for stock repurchases under the stock repurchase program. We repurchased 280.4 million shares for $9.8 billion, 346.1 million shares for $11.0 billion, and 207.3 million shares for $6.0 billion in fiscal 2014, 2013 and 2012, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations (described further below), our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of certain of our contractual obligations as of May 31, 2014:

		Year Ending May 31,
(Dollars in millions)	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments on borrowings(1)	$24,120	$1,500	$2,000	$—	$5,000	$2,000	$13,620
Interest payments on borrowings(1)	10,390	883	873	768	752	592	6,522
Operating leases(2)	1,398	373	304	230	168	120	203
Purchase obligations and other(3)	510	469	28	12	1	—	—

Total contractual obligations	$36,418	$3,225	$3,205	$1,010	$5,921	$2,712	$20,345

(1)	Our total borrowings consisted of the following as of May 31, 2014 (dollars in millions):

Amount
3.75% senior notes due July 2014, net of fair value adjustment of $8	$1,508
5.25% senior notes due January 2016, net of discount of $2	1,998
1.20% senior notes due October 2017, net of discount of $3	2,497
5.75% senior notes due April 2018	2,500
Floating rate senior notes due January 2019	500
2.375% senior notes due January 2019, net of fair value adjustment of $15 and discount of $5	1,510
5.00% senior notes due July 2019, net of discount of $3	1,747
3.875% senior notes due July 2020, net of discount of $1	999
2.25% senior notes due January 2021, net of discount of $9	1,691
2.50% senior notes due October 2022, net of discount of $2	2,498
3.625% senior notes due July 2023, net of discount of $8	992
3.125% senior notes due July 2025, net of discount of $3	1,017
6.50% senior notes due April 2038, net of discount of $2	1,248
6.125% senior notes due July 2039, net of discount of $7	1,243
5.375% senior notes due July 2040, net of discount of $23	2,227

Total borrowings	$24,175

We have entered into certain interest rate swap agreements related to our 3.75% senior notes due July 2014 (2014 Notes) and our 2019 Notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on the 2014 Notes and 2019 Notes presented in the contractual obligations table above have been estimated using interest rates of 1.29% and 0.88%, respectively, which represented our effective interest rates for these senior notes as of May 31, 2014 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods. The changes in fair values of our debt associated with the interest rate risks that we are hedging pursuant to these agreements were included in notes payable and other current borrowings for the 2014 Notes and notes payable and other non-current borrowings for the 2019 Notes in our consolidated balance sheet and have been included in the above table of total borrowings as of May 31, 2014.

Our floating rate senior notes due January 2019 bore interest at a rate of 0.81% as of May 31, 2014 and interest payments on these notes presented in the contractual obligations table above have been estimated using this rate.

The 2021 Notes and the 2025 Notes are denominated in Euro. In connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed rate, Euro denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed rate, U.S. Dollar denominated debt of $1.6 billion with a fixed annual interest rate of 3.53%. Principal and interest payments for the 2021 Notes presented in the contractual obligations table above were calculated based on the terms of the aforementioned cross-currency swap agreements. Principal and interest payments for the 2025 Notes presented in the contractual obligations table above were estimated using foreign currency exchange rates as of May 31, 2014.

(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $112 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring in our consolidated balance sheet at May 31, 2014.

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

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries. Pursuant to the Merger Agreement, we will commence a tender offer for the outstanding shares and shares generally representing vested equity incentive awards of MICROS (collectively, MICROS Shares). MICROS shareholders will have the right to tender their MICROS Shares to Oracle in exchange for $68.00 per share in cash upon consummation of the tender offer. The tender offer will commence no later than ten business days from June 22, 2014. After completion of the tender offer and subject to certain limited conditions, MICROS will merge with and into a wholly-owned subsidiary of Oracle. In addition, unvested equity awards to acquire MICROS common stock that are outstanding immediately prior to the conclusion of the merger will generally be converted into equity awards denominated in shares of our common stock based on formulas contained in the Merger Agreement. The estimated total purchase price for MICROS is approximately $5.3 billion. This transaction is conditioned upon (i) at least a majority of the MICROS Shares being validly tendered to Oracle, (ii) regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the applicable merger control laws of the European Commission and other jurisdictions, and (iv) certain other customary closing conditions. We also have entered into certain other agreements to acquire other companies and expect these proposed acquisitions to close during the first quarter of fiscal 2015. We intend to finance our proposed acquisitions through a combination of our internally available cash, our cash generated from operations, our existing available debt capacity, additional borrowings, or from the issuance of additional securities.

As of May 31, 2014, we had $4.5 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized income tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2015.

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

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the high technology industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a consistent manner as our revenues (in particular, our new software licenses and cloud software subscriptions segment) as certain expenses within our cost structure are relatively fixed in the short-term. We expect these trends to continue in fiscal 2015.

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

	Fiscal 2014 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$8,372	$9,275	$9,307	$11,320
Gross profit	$6,607	$7,420	$7,490	$9,340
Operating income	$2,873	$3,410	$3,567	$4,909
Net income	$2,191	$2,553	$2,565	$3,646
Earnings per share—basic	$0.48	$0.56	$0.57	$0.81
Earnings per share—diluted	$0.47	$0.56	$0.56	$0.80

	Fiscal 2013 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$8,181	$9,094	$8,958	$10,947
Gross profit	$6,305	$7,200	$7,122	$8,984
Operating income	$2,879	$3,471	$3,334	$5,000
Net income	$2,034	$2,581	$2,504	$3,807
Earnings per share—basic	$0.42	$0.54	$0.53	$0.81
Earnings per share—diluted	$0.41	$0.53	$0.52	$0.80

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2011 has been a weighted average annualized rate of 2.3% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at May 31, 2014, which generally have a 10-year exercise period, less than 1.0% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2014, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 10.4%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock option grants to selected employees, all stock option grants to executive officers and any individual stock option grants in excess of 100,000 shares. A separate Plan Committee, which is an executive officer committee, approves individual stock option grants of up to 100,000 shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2011 through May 31, 2014 is summarized as follows (shares in millions):

Stock options and restricted stock-based awards outstanding at May 31, 2011	356
Stock options granted	362
Stock options and restricted stock-based awards assumed	28
Stock options exercised and restricted stock-based awards vested	(219)
Forfeitures, cancellations and other, net	(64)

Stock options and restricted stock-based awards outstanding at May 31, 2014	463

Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations	109
Weighted average annualized stock repurchases	(278)
Shares outstanding at May 31, 2014	4,464
Basic weighted average shares outstanding from June 1, 2011 through May 31, 2014	4,771
Stock options and restricted stock-based awards outstanding as a percent of shares outstanding at May 31, 2014	10.4%
In the money stock options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at May 31, 2014	10.3%
Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2011 through May 31, 2014	2.3%
Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2011 through May 31, 2014	-3.5%

Our Compensation Committee approves the annual organization-wide option grants to certain employees. These annual option grants were historically made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and time deposits are generally held with large, diverse financial institutions worldwide with high investment grade credit ratings, which we believe mitigates certain risks. In addition, we purchase high quality debt security investments, approximately 45% of which have maturity dates within one year and 55% of which have maturity dates within one to four years as of May 31, 2014 (see a description of our debt securities held in Note 3 and Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). Interest rate movements can impact the valuation of our debt securities but are presently not significant to our valuations considering the current interest rate environment and the duration of our portfolio. Substantially all of our marketable securities are designated as available-for-sale. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2014, total interest income was $263 million with our cash, cash equivalents and marketable investments yielding an average 0.79% on a worldwide basis. The table below presents the approximate fair values of our cash, cash equivalents and marketable securities and the related weighted average interest rates for our investment portfolio at May 31, 2014 and 2013.

	May 31,
	2014		2013
(Dollars in millions)	Fair Value	Weighted Average Interest Rate	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$17,769	0.37%	$14,613	0.50%
Marketable securities	21,050	1.14%	17,603	0.88%

Total cash, cash equivalents and marketable securities	$38,819	0.79%	$32,216	0.71%

Interest Expense Risk

Our total borrowings were $24.2 billion as of May 31, 2014, consisting of $23.7 billion of fixed rate borrowings and $500 million of floating rate borrowings. In July 2013, we issued €2.0 billion ($2.7 billion as of May 31, 2014) of fixed rate senior notes and $3.0 billion of senior notes comprised of $500 million of floating rate notes and $2.5 billion of fixed rate notes as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) in this Annual Report.

In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (2019 Notes) so that the interest payable on the 2019 Notes effectively became variable based on LIBOR. In September 2009, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 3.75% senior notes due July 2014 (2014 Notes) so that the interest payable on the 2014 Notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2019 Notes and 2014 Notes that the interest rate swap agreements pertain to match, including the notional amounts and maturity dates. We do not use these interest rate swap arrangements or our fixed rate borrowings for trading purposes. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Note 8 and Note 11 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

By entering into these interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of May 31, 2014, our 2014 Notes and 2019 Notes had effective interest rates of 1.29% and 0.88%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2014, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $22 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

Currency Risk

Foreign Currency Transaction and Translation Risks—Foreign Currency Borrowings and Related Hedges

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

In July 2013, we also issued €750 million of 3.125% notes due July 2025 (2025 Notes). We designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. As a result, the change in the carrying value of the Euro denominated 2025 Notes due to fluctuations in foreign currency exchange rates on the effective portion is recorded in accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report and totaled $34 million of net other comprehensive losses for fiscal 2014. Any remaining change in the carrying value of the 2025 Notes representing the ineffective portion of the net investment hedge is recognized in non-operating (expense) income, net. We did not record any ineffectiveness during fiscal 2014.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2025 Notes at maturity. If the U.S. Dollar weakened by 10% in comparison to the Euro as of May 31, 2014, our obligation to settle the 2025 Notes in U.S. Dollars would have increased by approximately $102 million.

Foreign Currency Transaction Risk—Foreign Currency Forward Contracts

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with our foreign currency transactions. We may suspend this program from time to time. Our foreign currency exposures typically arise from intercompany sublicense fees, intercompany loans and other intercompany transactions. Our foreign currency forward contracts are generally short-term in duration.

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. Given the short duration of the forward contracts, the amount recorded is not significant. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for a net unrealized gain position and other current liabilities for a net unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating (expense) income, net for both realized and unrealized gains and losses.

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of May 31, 2014 and 2013, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.6 billion and $3.0 billion, respectively. As of May 31, 2014 and 2013, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $2.0 billion and $1.1 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2014 and 2013. Net foreign exchange transaction losses included in non-operating (expense) income, net in the accompanying consolidated statements of operations were $375 million, $162 million and $105 million in fiscal 2014, 2013 and 2012, respectively. Included in the net foreign exchange transaction losses for fiscal 2014 and fiscal 2013 were foreign currency losses relating to our Venezuelan subsidiary’s operations, which are more thoroughly described under “Non-Operating (Expense) Income, net” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are unknown.

Foreign Currency Translation Risk—Impact on Cash, Cash Equivalents and Marketable Securities

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is recorded to accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report).

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2014, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of May 31, 2014 decreased relative to what we would have reported using a constant currency rate as of May 31, 2013. As reported in our consolidated statements of cash flows, the estimated effect of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2014, 2013 and 2012 were decreases of $158 million, $110 million and $471 million, respectively. The following table includes estimates of the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies as of May 31, 2014:

(in millions)	U.S. Dollar Equivalent at May 31, 2014
Euro	$1,843
Indian Rupee	1,172
Australian Dollar	724
Japanese Yen	550
Chinese Renminbi	535
Canadian Dollar	385
South African Rand	341
British Pound	325
Other foreign currencies	2,148

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$8,023

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would decrease by approximately $802 million, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2014. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings—Committee Memberships During Fiscal 2014,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2014 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation,” and “Executive Compensation”.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                   Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2014 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information”.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2014 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons”.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2014 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm”.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 26, 2014

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2014 of Oracle Corporation and our report dated June 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

June 26, 2014

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2014 and 2013

	May 31,
(in millions, except per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,769	$14,613
Marketable securities	21,050	17,603
Trade receivables, net of allowances for doubtful accounts of $306 and $296 as of May 31, 2014 and 2013, respectively	6,087	6,049
Inventories	189	240
Deferred tax assets	914	974
Prepaid expenses and other current assets	2,129	2,213

Total current assets	48,138	41,692

Non-current assets:
Property, plant and equipment, net	3,061	3,053
Intangible assets, net	6,137	6,640
Goodwill	29,652	27,343
Deferred tax assets	837	766
Other assets	2,519	2,318

Total non-current assets	42,206	40,120

Total assets	$90,344	$81,812

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$1,508	$—
Accounts payable	471	419
Accrued compensation and related benefits	1,940	1,851
Income taxes payable	416	911
Deferred revenues	7,269	7,118
Other current liabilities	2,785	2,573

Total current liabilities	14,389	12,872

Non-current liabilities:
Notes payable and other non-current borrowings	22,667	18,494
Income taxes payable	4,184	3,899
Other non-current liabilities	1,657	1,402

Total non-current liabilities	28,508	23,795

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,464 shares and 4,646 shares as of May 31, 2014 and 2013, respectively	21,077	18,893
Retained earnings	25,965	25,854
Accumulated other comprehensive loss	(164)	(99)

Total Oracle Corporation stockholders’ equity	46,878	44,648
Noncontrolling interests	569	497

Total equity	47,447	45,145

Total liabilities and equity	$90,344	$81,812

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2014, 2013 and 2012

	Year Ended May 31,
(in millions, except per share data)	2014	2013	2012
Revenues:
New software licenses	$9,416	$9,411	$9,451
Cloud software-as-a-service and platform-as-a-service	1,121	910	455
Cloud infrastructure-as-a-service	456	457	444
Software license updates and product support	18,206	17,142	16,210

Software and cloud revenues	29,199	27,920	26,560
Hardware systems products	2,976	3,033	3,827
Hardware systems support	2,396	2,313	2,475

Hardware systems revenues	5,372	5,346	6,302
Services revenues	3,704	3,914	4,259

Total revenues	38,275	37,180	37,121

Operating expenses:
Sales and marketing(1)	7,567	7,062	6,990
Cloud software-as-a-service and platform-as-a-service(1)	455	327	209
Cloud infrastructure-as-a-service	308	304	289
Software license updates and product support(1)	1,162	1,175	1,226
Hardware systems products(1)	1,521	1,501	1,843
Hardware systems support(1)	836	890	1,046
Services(1)	2,954	3,182	3,382
Research and development	5,151	4,850	4,523
General and administrative	1,038	1,072	1,126
Amortization of intangible assets	2,300	2,385	2,430
Acquisition related and other	41	(604)	56
Restructuring	183	352	295

Total operating expenses	23,516	22,496	23,415

Operating income	14,759	14,684	13,706
Interest expense	(914)	(797)	(766)
Non-operating (expense) income, net	(141)	11	22

Income before provision for income taxes	13,704	13,898	12,962
Provision for income taxes	2,749	2,973	2,981

Net income	$10,955	$10,925	$9,981

Earnings per share:
Basic	$2.42	$2.29	$1.99

Diluted	$2.38	$2.26	$1.96

Weighted average common shares outstanding:
Basic	4,528	4,769	5,015

Diluted	4,604	4,844	5,095

Dividends declared per common share	$0.48	$0.30	$0.24

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2014, 2013 and 2012

	Year Ended May 31,
(in millions)	2014	2013	2012
Net income	$10,955	$10,925	$9,981
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(78)	(123)	(398)
Net unrealized gains (losses) on defined benefit plans	23	(68)	(102)
Net unrealized (losses) gains on marketable securities	(15)	(20)	70
Net unrealized gains on cash flow hedges	5	—	—

Total other comprehensive loss, net	(65)	(211)	(430)

Comprehensive income	$10,890	$10,714	$9,551

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2014, 2013 and 2012

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Oracle Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number of Shares	Amount
Balances as of May 31, 2011	5,068	$16,653	$22,581	$542	$39,776	$469	$40,245
Common stock issued under stock-based compensation plans	40	622	—	—	622	—	622
Common stock issued under stock purchase plans	4	111	—	—	111	—	111
Assumption of stock-based compensation plan awards in connection with acquisitions	—	29	—	—	29	—	29
Stock-based compensation	—	659	—	—	659	—	659
Repurchase of common stock	(207)	(698)	(5,270)	—	(5,968)	—	(5,968)
Cash dividends declared ($0.24 per share)	—	—	(1,205)	—	(1,205)	—	(1,205)
Tax benefit from stock plans	—	113	—	—	113	—	113
Other, net	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(163)	(163)
Other comprehensive loss, net	—	—	—	(430)	(430)	(28)	(458)
Net income	—	—	9,981	—	9,981	119	10,100

Balances as of May 31, 2012	4,905	17,489	26,087	112	43,688	399	44,087
Common stock issued under stock-based compensation plans	84	1,417	—	—	1,417	—	1,417
Common stock issued under stock purchase plans	3	110	—	—	110	—	110
Assumption of stock-based compensation plan awards in connection with acquisitions	—	15	—	—	15	—	15
Stock-based compensation	—	755	—	—	755	—	755
Repurchase of common stock	(346)	(1,269)	(9,725)	—	(10,994)	—	(10,994)
Cash dividends declared ($0.30 per share)	—	—	(1,433)	—	(1,433)	—	(1,433)
Tax benefit from stock plans	—	257	—	—	257	—	257
Other, net	—	119	—	—	119	66	185
Distributions to noncontrolling interests	—	—	—	—	—	(31)	(31)
Other comprehensive loss, net	—	—	—	(211)	(211)	(49)	(260)
Net income	—	—	10,925	—	10,925	112	11,037

Balances as of May 31, 2013	4,646	18,893	25,854	(99)	44,648	497	45,145
Common stock issued under stock-based compensation plans	95	2,026	—	—	2,026	—	2,026
Common stock issued under stock purchase plans	3	109	—	—	109	—	109
Assumption of stock-based compensation plan awards in connection with acquisitions	—	148	—	—	148	—	148
Stock-based compensation	—	805	—	—	805	—	805
Repurchase of common stock	(280)	(1,160)	(8,638)	—	(9,798)	—	(9,798)
Cash dividends declared ($0.48 per share)	—	—	(2,178)	—	(2,178)	—	(2,178)
Tax benefit from stock plans	—	254	—	—	254	—	254
Other, net	—	2	(28)	—	(26)	12	(14)
Distributions to noncontrolling interests	—	—	—	—	—	(28)	(28)
Other comprehensive loss, net	—	—	—	(65)	(65)	(10)	(75)
Net income	—	—	10,955	—	10,955	98	11,053

Balances as of May 31, 2014	4,464	$21,077	$25,965	$(164)	$46,878	$569	$47,447

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2014, 2013 and 2012

	Year Ended May 31,
(in millions)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$10,955	$10,925	$9,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	608	546	486
Amortization of intangible assets	2,300	2,385	2,430
Allowances for doubtful accounts receivable	122	118	92
Deferred income taxes	(248)	(117)	9
Stock-based compensation	805	755	659
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	480	410	182
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(250)	(241)	(97)
Other, net	311	155	84
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in trade receivables	24	267	(8)
Decrease (increase) in inventories	57	(66)	150
Increase in prepaid expenses and other assets	(143)	(555)	(51)
Increase (decrease) in accounts payable and other liabilities	48	(541)	(720)
(Decrease) increase in income taxes payable	(320)	35	54
Increase in deferred revenues	172	148	492

Net cash provided by operating activities	14,921	14,224	13,743

Cash Flows From Investing Activities:
Purchases of marketable securities and other investments	(32,316)	(32,160)	(38,625)
Proceeds from maturities and sales of marketable securities and other investments	28,845	30,159	35,594
Acquisitions, net of cash acquired	(3,488)	(3,305)	(4,702)
Capital expenditures	(580)	(650)	(648)

Net cash used for investing activities	(7,539)	(5,956)	(8,381)

Cash Flows From Financing Activities:
Payments for repurchases of common stock	(9,813)	(11,021)	(5,856)
Proceeds from issuances of common stock	2,135	1,527	733
Payments of dividends to stockholders	(2,178)	(1,433)	(1,205)
Proceeds from borrowings, net of issuance costs	5,566	4,974	1,700
Repayments of borrowings	—	(2,950)	(1,405)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	250	241	97
Distributions to noncontrolling interests	(28)	(31)	(163)
Other, net	—	193	—

Net cash used for financing activities	(4,068)	(8,500)	(6,099)

Effect of exchange rate changes on cash and cash equivalents	(158)	(110)	(471)

Net increase (decrease) in cash and cash equivalents	3,156	(342)	(1,208)
Cash and cash equivalents at beginning of period	14,613	14,955	16,163

Cash and cash equivalents at end of period	$17,769	$14,613	$14,955

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$148	$15	$29
Fair value of contingent consideration payable in connection with acquisition	$—	$—	$346
(Decrease) increase in unsettled repurchases of common stock	$(15)	$(27)	$112
Increase in unsettled purchases of marketable securities	$78	$—	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,841	$2,644	$2,731
Cash paid for interest	$827	$781	$737

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, hosts and supports database and middleware software, application software, cloud infrastructure, hardware systems—including computer server, storage and networking products—and related services that are engineered to work together in cloud-based and on-premise information technology (IT) environments. We offer our customers the option to purchase our software and hardware systems products and related services to manage their own cloud-based or on-premise IT environments, or to deploy our Oracle Cloud offerings, which are a comprehensive set of cloud service offerings including cloud software-as-a-service (SaaS), platform-as-a-service (PaaS) and infrastructure-as-a-service (IaaS) that we manage, host and support. Customers that purchase our software products may elect to purchase software license updates and product support contracts, which provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware systems support contracts, which provide customers with software updates for software components that are essential to the functionality of our server, storage and networking products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings including consulting services, advanced customer support services and education services.

Oracle Corporation conducts business globally and was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Basis of Financial Statements

The consolidated financial statements included our accounts and the accounts of our wholly- and majority-owned subsidiaries. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to Oracle’s stockholders for all periods presented. The noncontrolling interests in our net income were not significant to our consolidated results for the periods presented and therefore have been included as a component of non-operating (expense) income, net in our consolidated statements of operations. Intercompany transactions and balances have been eliminated.

We have reclassified certain revenues and expenses to conform to the current period’s presentation for all periods presented in our consolidated statements of operations. All such reclassifications did not affect our consolidated total revenues, consolidated operating income or consolidated net income.

During the fourth quarter of fiscal 2014, we added an operating segment, cloud infrastructure-as-a-service, as a result of a reorganization of financial information presented to our chief operating decision maker for operational decision and resource allocation purposes. We concluded this operating segment is a reporting unit for goodwill allocation and impairment assessment purposes.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

Revenue Recognition

Our sources of revenues include: (1) software and cloud revenues, including new software licenses revenues earned from granting licenses to use our software products; cloud SaaS and PaaS revenues generated from fees for granting customers access to a broad range of our software and related support offerings on a subscription basis in a secure, standards-based cloud computing environment; cloud IaaS revenues generated from fees for deployment and management offerings for our software and hardware and related IT infrastructure generally on a subscription basis; and software license updates and product support revenues; (2) hardware systems revenues, which include the sale of hardware systems products including computer servers, storage products, networking and data center fabric products, and hardware systems support revenues; and (3) services, which includes software and hardware related services including consulting, advanced customer support and education revenues. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware and application software and exclude cloud SaaS and PaaS revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Elements)

Our revenue recognition policy for nonsoftware deliverables including cloud SaaS, PaaS and IaaS offerings, hardware systems products and hardware systems related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware systems products revenues and hardware related services revenues to be recognized in each accounting period.

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

Our cloud SaaS and PaaS offerings generally provide customers access to certain of our software within a cloud-based IT environment that we manage, host and support and offer to customers on a subscription basis. Revenues for our cloud SaaS and PaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.

Our cloud IaaS offerings provide deployment and management offerings for our software and hardware and related IT infrastructure including comprehensive software and hardware management and maintenance services arrangements for customer IT infrastructure for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities generally for a term-based fee; and virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage. Revenues for these cloud IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

satisfied. Our cloud IaaS offerings also include our Oracle Engineered Systems hardware and related support that are deployed on-premise in our customers’ data centers for a monthly fee and provide for the purchase of additional capacity on demand. Our revenue recognition policy for these on-premise offerings is in accordance with ASC 605 and ASC 840, Leases, and substantially all of these offerings are accounted for as operating leases as our contracts are structured so that the term of the arrangement is less than 75% of the economic life of the equipment and the present value of the minimum fixed payments are less than 90% of the fair market value of the equipment at the inception of the arrangement. Our evaluation of useful life is based on our historical product development cycles and our historical customer hardware upgrade cycles. Capacity on demand is a contingent payment and is therefore excluded from our assessment of the net present value of fixed payments. Revenue for capacity on demand is recognized in the period our customers access additional capacity provided all other revenue recognition criteria have been met.

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of computer servers, storage, and networking products, including the sales of our Oracle Engineered Systems.

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

Revenue Recognition for Multiple-Element Arrangements—Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the delivery period or in the case of our cloud offerings, generally over the estimated customer relationship period. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

When possible, we establish VSOE of selling price for deliverables in software and nonsoftware multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware systems support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, contractually stated prices, the geographies in which we offer our products and services, the type of customer (i.e., distributor, value added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Nonsoftware Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Nonsoftware Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and nonsoftware related products and services offerings including new software licenses, software license updates and product support, cloud SaaS, PaaS and IaaS offerings, hardware systems products, hardware systems support, consulting, advanced customer support services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the nonsoftware elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

Our advanced customer support services are offered as standalone arrangements or as a part of arrangements to customers buying other software and non-software products and services. We offer these advanced support services, both on-premise and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from these services are recognized as the services are performed or ratably over the term of the service period, which is generally one year or less.

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software licenses revenues and/or hardware systems products revenues, including the costs of hardware systems products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any bundled software and cloud, hardware systems and services arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license or hardware systems product fees; (2) where consulting services include significant modification or customization of the software or hardware systems product or are of a specialized nature and generally performed only by Oracle; (3) where significant consulting services are provided for in the software license contract or hardware systems product contract without additional charge or are substantially discounted; or (4) where the software license or hardware systems product payment is tied to the performance of consulting services. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and nonsoftware elements based on a rational and consistent methodology utilizing our best estimate of the relative selling price of such elements.

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers primarily through our financing

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software licenses revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables. During fiscal 2014, 2013 and 2012, $2.0 billion, $2.2 billion and $1.6 billion of our financing receivables were sold to financial institutions, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all other revenue recognition criteria have been met.

Our customers include several of our suppliers and occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt and equity securities as available-for-sale. Marketable debt and equity securities are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating (expense) income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Substantially all of our marketable debt and equity investments are classified as current based on the nature of the investments and their availability for use in current operations.

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

Fair Value of Financial Instruments

We apply the provisions of ASC 820, Fair Value Measurement (ASC 820), to our assets and liabilities that we are required to measure at fair value pursuant to other accounting standards, including our investments in marketable debt and equity securities and our derivative financial instruments.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment grade securities. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2014, 2013 or 2012.

Inventories

Inventories are stated at the lower of cost or market value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six to nine months). Inventories in excess of future demand are written down and charged to hardware systems products expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $906 million and $826 million at May 31, 2014 and 2013, respectively.

Deferred Sales Commissions

We defer sales commission expenses associated with our cloud SaaS, PaaS and IaaS offerings, and recognize the related expenses over the non-cancelable term of the related contracts, which are typically one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expense in our consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2014, 2013 or 2012.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

The carrying amounts of these assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350, Intangibles—Goodwill and Other, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2014, 2013 or 2012.

Derivative Financial Instruments

During fiscal 2014, 2013 and 2012, we used derivative and non-derivative financial instruments to manage foreign currency and interest rate risks (see Note 11 below for additional information). We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change. The loss or gain attributable to the risk being hedged is recognized in earnings with an offset recorded to the item for which the risk is being hedged. For a derivative instrument designated as a cash flow hedge, each reporting period we record the change in fair value on the effective portion to accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into earnings to offset the earnings impact that is attributable to the risk being hedged. For the non-derivative financial instrument designated as a net investment hedge of our investments in certain of our international subsidiaries, the change on account of remeasurement of the effective portion for each reporting period is recorded to accumulated other comprehensive loss in our consolidated balance sheets.

We perform the effectiveness testing of our aforementioned designated hedges on a quarterly basis and the changes in ineffective portions, if any, are recognized immediately in earnings.

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

May 31, 2014

Shipping and Handling Costs

Our shipping and handling costs for hardware systems products sales are included in hardware systems products expenses for all periods presented.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating (expense) income, net in the accompanying consolidated statements of operations were $375 million, $162 million and $105 million in fiscal 2014, 2013 and 2012, respectively.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $79 million, $85 million and $79 million in fiscal 2014, 2013 and 2012, respectively.

Research and Development and Software Development Costs

All research and development costs are expensed as incurred.

Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2014, 2013 and 2012.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Year Ended May 31,
(in millions)	2014	2013	2012
Transitional and other employee related costs	$27	$27	$25
Stock-based compensation	10	33	33
Professional fees and other, net	20	(276)	13
Business combination adjustments, net	(16)	(388)	(15)

Total acquisition related and other expenses	$41	$(604)	$56

Included in acquisition related and other expenses for fiscal 2013 were changes in estimates for contingent consideration payable, which reduced acquisition related and other expenses by $387 million during fiscal 2013 (see Note 2 for additional information). Acquisition related and other expenses for fiscal 2013 also included a benefit of $306 million related to certain litigation (see Note 18 for additional information), which reduced our acquisition related and other expenses in this period.

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

	Year Ended May 31,
(in millions)	2014	2013	2012
Interest income	$263	$237	$231
Foreign currency losses, net	(375)	(162)	(105)
Noncontrolling interests in income	(98)	(112)	(119)
Other income, net	69	48	15

Total non-operating (expense) income, net	$(141)	$11	$22

Included in our non-operating (expense) income, net for fiscal 2014 are foreign currency remeasurement losses of $213 million. These remeasurement losses were related to the remeasurement of certain assets and liabilities of our Venezuelan subsidiary. The Venezuelan economy has been determined to be “highly inflationary” in accordance with ASC 830, Foreign Currency Matters. As a result, we report all net monetary assets related to our Venezuelan subsidiary in U.S. Dollars with the associated impacts of periodic changes of Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rates in our statements of operations for each respective reporting period. During fiscal 2014, the Venezuelan government issued new exchange agreements that allow for certain foreign currency transactions, which previously were subject to Venezuela’s official Bolivar Fuerte (“VEF”) to U.S. Dollar exchange rate (the “Official Rate”), to be subject to conversion at rates established at the Venezuelan government’s auction-based exchange rate programs, the Complementary System for Foreign Currency Administration (“SICAD”) rates. These SICAD rates were lower than the Official Rate that we had used historically to report the VEF based transactions and net monetary assets of our Venezuelan subsidiary. To determine which of the various VEF rates to use during fiscal 2014, we evaluated our individual facts and circumstances taking into consideration our legal ability to convert VEF at or to settle VEF based transactions using the SICAD rates, amongst other factors. We concluded that using the SICAD rates was the most

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

appropriate for our reporting of our Venezuelan subsidiary’s VEF based transactions and net monetary assets in U.S. Dollars, which resulted in the fiscal 2014 remeasurement losses referenced above. During fiscal 2013, we also incurred a foreign currency remeasurement loss of $64 million related to our Venezuelan subsidiary due to the devaluation of the VEF official exchange rate by the Venezuelan government. Future devaluations of the Venezuelan currency are not expected to have a significant impact on our consolidated financial statements. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility and incur additional remeasurement losses in the future, the amounts and timing of which are unknown.

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

Recent Accounting Pronouncements

Share-Based Payments with Performance Targets:    In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements.

Revenue Recognition:    In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Reporting Discontinued Operations:    In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and enhanced the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

2.	ACQUISITIONS

Proposed Acquisitions of MICROS Systems, Inc. and Others

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries. Pursuant to the Merger Agreement, we will commence a tender offer for the outstanding shares and shares generally representing vested equity incentive awards of MICROS (collectively, MICROS Shares). MICROS shareholders will have the right to tender their MICROS Shares to Oracle in exchange for $68.00 per share in cash upon consummation of the tender offer. The tender offer will commence no later than ten (10) business days from June 22, 2014. After completion of the tender offer and subject to certain limited conditions, MICROS will merge with and into a wholly-owned subsidiary of Oracle. In addition, unvested equity awards to acquire MICROS common stock that are outstanding immediately prior to the conclusion of the merger will generally be converted into equity awards denominated in shares of our common stock based on formulas contained in the Merger Agreement. The estimated total purchase price for MICROS is approximately $5.3 billion. This transaction is conditioned upon (i) at least a majority of the MICROS Shares being validly tendered to Oracle, (ii) regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the applicable merger control laws of the European Commission and other jurisdictions, and (iv) certain other customary closing conditions.

We also have entered into certain other agreements to acquire other companies and expect these proposed acquisitions to close during the first quarter of fiscal 2015.

Fiscal 2014 Acquisitions

Acquisition of Responsys, Inc.

On February 6, 2014, we completed our acquisition of Responsys, Inc. (Responsys), a provider of enterprise-scale cloud-based business-to-consumer marketing software. We have included the financial results of Responsys in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Responsys was approximately $1.6 billion, which consisted of approximately $1.4 billion in cash and $147 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $35 million of net tangible liabilities, related primarily to deferred tax liabilities, $580 million of identifiable intangible assets, and $14 million of in-process research and development, based on their estimated fair values, and $1.0 billion of residual goodwill.

Other Fiscal 2014 Acquisitions

During fiscal 2014, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $2.3 billion, which consisted primarily of cash consideration, and we preliminarily recorded $213 million of net tangible liabilities, related primarily to deferred tax liabilities, $1.1 billion of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during fiscal 2014 were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Fiscal 2013 Acquisitions

Acquisition of Acme Packet, Inc.

On March 28, 2013, we completed our acquisition of Acme Packet, Inc. (Acme Packet), a provider of session border control technology. We have included the financial results of Acme Packet in our consolidated financial statements from the date of acquisition. The total purchase price for Acme Packet was approximately $2.1 billion, which consisted of approximately $2.1 billion in cash and $12 million for the fair value of stock options and restricted stock-based awards assumed. We have recorded $247 million of net tangible assets, $525 million of identifiable intangible assets, and $45 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

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

Fiscal 2012 Acquisitions

Acquisition of Taleo Corporation

On April 5, 2012, we completed our acquisition of Taleo Corporation (Taleo), a provider of cloud-based talent management solutions. We have included the financial results of Taleo in our consolidated financial statements from the date of acquisition. The total purchase price for Taleo was approximately $2.0 billion, which consisted of approximately $2.0 billion in cash and $10 million for the fair value of stock options and restricted stock-based awards assumed. We recorded $1.1 billion of identifiable intangible assets and $244 million of net tangible liabilities related primarily to deferred tax liabilities and customer performance obligations that were assumed as a part of this acquisition, based on their estimated fair values, and $1.1 billion of residual goodwill.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

We have included the financial results of Pillar Data in our consolidated financial statements from the date of acquisition. These results were not material to our consolidated financial statements. The estimated fair value of the liability for contingent consideration as of the acquisition date, representing the purchase price payable for our acquisition of Pillar Data, was approximately $346 million and was included in other non-current liabilities in our consolidated balance sheet. Our liability for contingent consideration payable is subject to change until the liability is settled with the related impact recorded to our consolidated statements of operations as acquisition related and other expenses. In connection with our acquisition of Pillar Data, we recorded $142 million of identifiable intangible assets and $16 million of net tangible liabilities, based on their estimated fair values, and $220 million of residual goodwill. As of May 31, 2014 and 2013, we estimated the fair value of the Earn-Out liability to be zero. We recorded a net benefit to acquisition related and other expenses of $387 million in fiscal 2013 to reduce the Earn-Out liability to zero primarily as a result of a change in our estimate of year three revenues related to our acquisition of Pillar Data and the related impact to the liability calculation in accordance with the Earn-Out formula as noted above.

In June 2014, Mr. Ellison agreed to pay to Oracle 95% of all amounts, if any, that are paid to him under the Earn-Out (see Note 18 below for additional information).

Other Fiscal 2012 Acquisitions

During fiscal 2012, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $1.6 billion, which consisted of approximately $1.6 billion in cash and $5 million for the fair value of stock options assumed. We recorded $540 million of identifiable intangible assets and $29 million of net tangible assets, based on their estimated fair values, and $1.1 billion of residual goodwill.

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

The unaudited pro forma financial information for fiscal 2014 combined the historical results of Oracle for fiscal 2014, the historical results of Responsys for the nine months ended September 30, 2013 (adjusted due to differences in reporting periods and considering the date we acquired Responsys), the historical results of certain other companies that we acquired since the beginning of fiscal 2014 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for fiscal 2013 combined the historical results of Oracle for fiscal 2013, the historical results of Responsys for the twelve months ended June 30, 2013 (due to differences in reporting periods), the historical results of Acme Packet for the year ended December 31, 2012 (adjusted due to differences in reporting periods and considering the date we acquired Acme Packet), the historical results of Eloqua for the nine months ended September 30, 2012 (adjusted due to differences in reporting periods and considering the date we acquired Eloqua), the historical results of certain other companies that we acquired since the beginning of fiscal 2013 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for fiscal 2014 and 2013:

	Year Ended May 31,
(in millions, except per share data)	2014	2013
Total revenues	$38,486	$38,258
Net income	$10,826	$10,676
Basic earnings per share	$2.39	$2.24
Diluted earnings per share	$2.35	$2.20

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2014 and 2013. We use the specific identification method to determine any realized gains or

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2014, 2013 and 2012. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2014	2013
Commercial paper debt securities	$7,969	$14,043
Corporate debt securities and other	16,657	4,935

Total investments	$24,626	$18,978

Investments classified as cash equivalents	$3,576	$1,375

Investments classified as marketable securities	$21,050	$17,603

As of May 31, 2014 and 2013, approximately 45% and 91%, respectively, of our marketable securities investments mature within one year and 55% and 9%, respectively, mature within one to four years. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment grade securities and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

4.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with ASC 820. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

May 31, 2014

Assets Measured at Fair Value on a Recurring Basis

Our assets measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	May 31, 2014			May 31, 2013
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commercial paper debt securities	$—	$7,969	$7,969	$—	$14,043	$14,043
Corporate debt securities and other	119	16,538	16,657	246	4,689	4,935
Derivative financial instruments	—	97	97	—	41	41

Total assets	$119	$24,604	$24,723	$246	$18,773	$19,019

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

Based on the trading prices of our $24.2 billion and $18.5 billion of borrowings, which consisted of senior notes that were outstanding as of May 31, 2014 and 2013, respectively, the estimated fair values of our borrowings using Level 2 inputs at May 31, 2014 and 2013 were $26.4 billion and $20.7 billion, respectively.

5.	INVENTORIES

Inventories consisted of the following:

	May 31,
(in millions)	2014	2013
Raw materials	$74	$114
Work-in-process	28	31
Finished goods	87	95

Total	$189	$240

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Life	May 31,
(Dollars in millions)		2014	2013
Computer, network, machinery and equipment	1-5 years	$2,468	$2,138
Buildings and improvements	1-50 years	2,582	2,477
Furniture, fixtures and other	3-10 years	531	481
Land	—	632	632
Construction in progress	—	26	28

Total property, plant and equipment	1-50 years	6,239	5,756
Accumulated depreciation		(3,178)	(2,703)

Total property, plant and equipment, net		$3,061	$3,053

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2014 and the net book value of intangible assets at May 31, 2014 and 2013 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2013	Additions	Retirements	May 31, 2014	May 31, 2013	Expense	Retirements	May 31, 2014	May 31, 2013	May 31, 2014
Software support agreements and related relationships	$5,298	$—	$(80)	$5,218	$(3,912)	$(571)	$80	$(4,403)	$1,386	$815	N.A.
Hardware systems support agreements and related relationships	817	152	—	969	(387)	(143)	—	(530)	430	439	9 years
Developed technology	7,466	928	(4,007)	4,387	(5,477)	(706)	4,007	(2,176)	1,989	2,211	7 years
Core technology	2,579	—	(962)	1,617	(1,938)	(318)	962	(1,294)	641	323	N.A.
Customer relationships and contract backlog	2,435	131	(512)	2,054	(1,637)	(334)	512	(1,459)	798	595	4 years
SaaS and PaaS agreements and related relationships and other	1,227	562	—	1,789	(155)	(150)	—	(305)	1,072	1,484	10 years
Trademarks	635	39	(158)	516	(356)	(78)	158	(276)	279	240	10 years

Total intangible assets subject to amortization	20,457	1,812	(5,719)	16,550	(13,862)	(2,300)	5,719	(10,443)	6,595	6,107	8 years
In-process research and development, net	45	(15)	—	30	—	—	—	—	45	30	N.A.

Total intangible assets, net	$20,502	$1,797	$(5,719)	$16,580	$(13,862)	$(2,300)	$5,719	$(10,443)	$6,640	$6,137

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2014.

Total amortization expense related to our intangible assets was $2.3 billion in fiscal 2014 and $2.4 billion in each of fiscal 2013 and 2012. As of May 31, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2015	$1,934
Fiscal 2016	1,337
Fiscal 2017	741
Fiscal 2018	607
Fiscal 2019	508
Thereafter	980

Total intangible assets subject to amortization	6,107
In-process research and development	30

Total intangible assets, net	$6,137

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for fiscal 2014 and 2013 were as follows:

(Dollars in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(3)	Total
Balances as of May 31, 2012	$7,367	$12,479	$1,193	$4,080	$25,119
Allocation of goodwill(1)	2,346	—	—	(2,346)	—
Goodwill from acquisitions	933	27	62	1,341	2,363
Goodwill adjustments(2)	(113)	(32)	4	2	(139)

Balances as of May 31, 2013	10,533	12,474	1,259	3,077	27,343
Allocation of goodwill(1)	875	—	380	(1,255)	—
Goodwill from acquisitions	1,721	4	436	134	2,295
Goodwill adjustments(2)	10	(6)	7	3	14

Balances as of May 31, 2014	$13,139	$12,472	$2,082	$1,959	$29,652

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

(2)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(3)	Represents goodwill allocated to our other operating segments and goodwill to be allocated to our operating segments upon completion of our intangible asset valuations, if any.

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

	May 31,
(Dollars in millions)	2014	2013
3.75% senior notes due July 2014, net of fair value adjustments of $8 and $41 as of May 31, 2014 and 2013, respectively(1)	$1,508	$1,541
5.25% senior notes due January 2016, net of discount of $2 and $3 as of May 31, 2014 and 2013, respectively	1,998	1,997
1.20% senior notes due October 2017, net of discount of $3 each as of May 31, 2014 and 2013	2,497	2,497
5.75% senior notes due April 2018, net of discount of $1 as of May 31, 2013	2,500	2,499
Floating rate senior notes due January 2019	500	—
2.375% senior notes due January 2019, net of fair value adjustment of $15 and discount of $5 as of May 31, 2014(1)	1,510	—
5.00% senior notes due July 2019, net of discount of $3 and $4 as of May 31, 2014 and 2013, respectively	1,747	1,746
3.875% senior notes due July 2020, net of discount of $1 and $2 as of May 31, 2014 and 2013, respectively	999	998
2.25% senior notes due January 2021, net of discount of $9 as of May 31, 2014(2)	1,691	—
2.50% senior notes due October 2022, net of discount of $2 each as of May 31, 2014 and 2013	2,498	2,498
3.625% senior notes due July 2023, net of discount of $8 as of May 31, 2014	992	—
3.125% senior notes due July 2025, net of discount of $3 as of May 31, 2014(2)	1,017	—
6.50% senior notes due April 2038, net of discount of $2 each as of May 31, 2014 and 2013	1,248	1,248
6.125% senior notes due July 2039, net of discount of $7 each as of May 31, 2014 and 2013	1,243	1,243
5.375% senior notes due July 2040, net of discount of $23 and $24 as of May 31, 2014 and 2013, respectively	2,227	2,226
Capital leases	—	1

Total borrowings	$24,175	$18,494

Notes payable, current and other current borrowings	$1,508	$—

Notes payable, non-current and other non-current borrowings	$22,667	$18,494

(1)	Refer to Note 11 for a description of our accounting for fair value hedges.

(2)	Euro based notes valued at May 31, 2014 foreign exchange rates (see further discussion below)

Senior Notes and Other

In July 2013, we issued €2.0 billion ($2.7 billion as of May 31, 2014) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (2021 Notes) and €750 million of 3.125% notes due July 2025 (2025 Notes, and together with the 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange. We issued the Euro Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

In connection with the issuance of the 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed rate, Euro denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed rate, U.S. Dollar denominated debt of $1.6 billion with a fixed annual interest rate of 3.53% (see Note 11 for additional information). Further, we designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Refer to Note 11 for additional information.

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (January 2019 Notes) and $1.0 billion of 3.625%

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

notes due July 2023 (2023 Notes). The 2019 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 0.58% (0.81% as of May 31, 2014) with interest payable quarterly. We issued these senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions.

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

In July 2009, we issued $4.5 billion of fixed rate senior notes comprised of $1.5 billion of 3.75% notes due July 2014 (2014 Notes), $1.75 billion of 5.00% notes due July 2019 (July 2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes).

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes was due and paid in April 2013, and $2.5 billion of 5.75% senior notes due April 2018 (2018 Notes) and $1.25 billion of 6.50% senior notes due April 2038 (2038 Notes) remained outstanding as of May 31, 2014.

In January 2006, we issued $5.75 billion of senior notes, of which $2.25 billion of 5.00% senior notes was due and paid in January 2011 and $2.0 billion of 5.25% senior notes due January 2016 (2016 Notes) remained outstanding as of May 31, 2014.

The effective interest yields of the 2014 Notes, 2016 Notes, 2017 Notes, 2018 Notes, January 2019 Notes, July 2019 Notes, 2020 Notes, 2022 Notes, 2023 Notes, 2025 Notes, 2038 Notes, 2039 Notes and 2040 Notes (collectively and together with the 2021 Notes, the Senior Notes) at May 31, 2014 were 3.75%, 5.32%, 1.24%, 5.76%, 2.44%, 5.05%, 3.93%, 2.51%, 3.73%, 3.17%, 6.52%, 6.19% and 5.45%, respectively. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the January 2019 Notes so that the interest payable on these notes effectively became variable (0.88% at May 31, 2014; see Note 11 for additional information). In September 2009, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2014 Notes so that the interest payable on these notes effectively became variable (1.29% at May 31, 2014; see Note 11 for additional information). The effective interest yield of the 2021 Notes was 2.33% (3.53% after the economic effects of the cross-currency swap agreements described above and in Note 11). Interest is payable semi-annually for the Senior Notes except for the 2021 Notes and 2025 Notes for which interest is payable annually. We may redeem some or all of the Senior Notes of each series at any time, subject to payment of an applicable make-whole premium. The 2019 Floating Rate Notes may not be redeemed prior to their maturity.

The Senior Notes and the 2019 Floating Rate Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and the 2019 Floating Rate Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2014.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

In the third quarter of fiscal 2012, shortly after the closing of our acquisition of RightNow, we repaid, in full, $255 million of RightNow’s legacy convertible notes.

Future principal payments for all of our borrowings at May 31, 2014 were as follows (in millions):

Fiscal 2015	$1,500
Fiscal 2016	2,000
Fiscal 2017	—
Fiscal 2018	5,000
Fiscal 2019	2,000
Thereafter	13,620

Total	$24,120

Commercial Paper Program and Commercial Paper Notes

On April 22, 2013, pursuant to our existing $3.0 billion commercial paper program which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws, we entered into new dealer agreements with various banks and a new Issuing and Paying Agency Agreement with JP Morgan Chase Bank, N.A. As of May 31, 2014 and 2013, we did not have any outstanding commercial paper notes. We intend to back-stop any commercial paper notes that we may issue in the future with the 2013 Credit Agreement (see additional details below).

Revolving Credit Agreements

In April 2013, we entered into a $3.0 billion Revolving Credit Agreement with Wells Fargo Bank, N.A., Bank of America, N.A., BNP Paribas, JPMorgan Chase Bank, N.A. and certain other lenders (the 2013 Credit Agreement). The 2013 Credit Agreement provides for an unsecured 5-year revolving credit facility to be used for general corporate purposes including back-stopping any commercial paper notes that we may issue. Subject to certain conditions stated in the 2013 Credit Agreement, we may borrow, prepay and re-borrow amounts under the 2013 Credit Agreement at any time during the term of the 2013 Credit Agreement. Interest under the 2013 Credit Agreement is based on either (a) a LIBOR-based formula or (b) the Base Rate formula, each as set forth in the 2013 Credit Agreement. Any amounts drawn pursuant to the 2013 Credit Agreement are due on April 20, 2018. No amounts were outstanding pursuant to the 2013 Credit Agreement as of May 31, 2014 and 2013.

The 2013 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45% on a consolidated basis. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2013 Credit Agreement may be declared immediately due and payable and the 2013 Credit Agreement may be terminated. We were in compliance with the 2013 Credit Agreement’s covenants as of May 31, 2014.

On May 29, 2012, we borrowed $1.7 billion pursuant to a revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement). During fiscal 2013, we repaid the $1.7 billion and the 2012 Credit Agreement expired pursuant to its terms.

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

May 31, 2014

9.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2013 Restructuring Plan). Our management subsequently amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $174 million and $325 million of restructuring expenses in connection with the 2013 Restructuring Plan in fiscal 2014 and 2013, respectively, and we expect to incur the majority of the estimated remaining $206 million through the end of fiscal 2015. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

Sun Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated a plan to restructure our operations due to our acquisition of Sun Microsystems, Inc. (the Sun Restructuring Plan) in order to improve the cost efficiencies in our merged operations. Restructuring costs associated with the Sun Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were recognized. We recorded $215 million of net restructuring expenses in connection with the Sun Restructuring Plan in fiscal 2012. The execution of the Sun Restructuring Plan was substantially complete as of the end of fiscal 2012.

Summary of All Plans

Fiscal 2014 Activity

							Total Costs Accrued to Date	Total Expected Program Costs
	Accrued May 31, 2013(2)	Year Ended May 31, 2014				Accrued May 31, 2014(2)
		Initial	Adj. to	Cash
(in millions)		Costs(3)	Cost(4)	Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$16	$57	$(8)	$(55)	$2	$12	$126	$158
Software license updates and product support	1	11	—	(10)	3	5	18	24
Hardware systems business	24	48	(3)	(52)	1	18	139	238
Services	18	39	(7)	(39)	—	11	99	166
General and administrative and other	12	42	(5)	(39)	5	15	117	119

Total Fiscal 2013 Oracle Restructuring Plan	$71	$197	$(23)	$(195)	$11	$61	$499	$705

Total other restructuring plans(6)	$179	$24	$(15)	$(58)	$(22)	$108

Total restructuring plans	$250	$221	$(38)	$(253)	$(11)	$169

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

Fiscal 2013 Activity

	Accrued May 31, 2012	Year Ended May 31, 2013				Accrued May 31, 2013(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$85	$(8)	$(60)	$(1)	$16
Software license updates and product support	—	13	(6)	(11)	5	1
Hardware systems business	—	99	(5)	(68)	(2)	24
Services	—	72	(5)	(50)	1	18
General and administrative and other	—	81	(1)	(52)	(16)	12

Total Fiscal 2013 Oracle Restructuring Plan	$—	$350	$(25)	$(241)	$(13)	$71

Total other restructuring plans(6)	$337	$53	$(26)	$(185)	$—	$179

Total restructuring plans	$337	$403	$(51)	$(426)	$(13)	$250

Fiscal 2012 Activity

	Accrued May 31, 2011	Year Ended May 31, 2012				Accrued May 31, 2012
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Sun Restructuring Plan(1)
New software licenses and cloud software subscriptions	$14	$46	$(8)	$(41)	$(2)	$9
Software license updates and product support	19	31	(2)	(35)	(1)	12
Hardware systems business	10	34	1	(33)	—	12
Services	9	32	(2)	(25)	(2)	12
General and administrative and other	100	92	(9)	(129)	(1)	53

Total Sun Restructuring	$152	$235	$(20)	$(263)	$(6)	$98

Total other restructuring plans(6)	$297	$65	$15	$(122)	$(16)	$239

Total restructuring plans	$449	$300	$(5)	$(385)	$(22)	$337

(1)

Restructuring costs recorded for individual line items primarily related to employee severance costs except for general and administrative and other, which also included $46 million and $23 million recorded during fiscal 2013 and 2012, respectively, for facilities related restructuring, contract termination and other costs.

(2)

The balances at May 31, 2014 and 2013 included $100 million and $160 million, respectively, recorded in other current liabilities, and $69 million and $90 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2014	2013
Software license updates and product support	$5,909	$5,705
Hardware systems support and other	664	706
Services	364	355
Cloud SaaS, PaaS and IaaS	248	223
New software licenses	84	129

Deferred revenues, current	7,269	7,118
Deferred revenues, non-current (in other non-current liabilities)	404	312

Total deferred revenues	$7,673	$7,430

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred cloud SaaS, PaaS and IaaS revenues typically result from our cloud-based offerings that are typically billed in advance and recognized over the corresponding contractual term. Deferred new software licenses revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, customer payments made in advance for time-based license arrangements and software license transactions that cannot be segmented from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS, software license updates and product support, and hardware systems support obligations, amongst others, assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud SaaS and PaaS, software license updates and product support and hardware systems support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges—Interest Rate Swap Agreements

In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our January 2019 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. In September 2009, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2014 Notes so that the interest payable on these notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the January 2019 Notes and 2014 Notes that the interest rate swap agreements pertain to match, including the notional amounts and maturity dates.

We have designated the aforementioned interest rate swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. These transactions are characterized as fair value

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

hedges for financial accounting purposes because they protect us against changes in the fair values of certain of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in prepaid expenses and other current assets or other current liabilities for the 2014 Notes, and other assets or other non-current liabilities for the January 2019 Notes in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable, current and other current borrowings for the 2014 Notes, and notes payable and other non-current borrowings for the January 2019 Notes. The periodic interest settlements for the interest rate swap agreements for the 2014 Notes and January 2019 Notes are recorded as interest expense.

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

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating (expense) income, net in the same period that the carrying value of the Euro denominated 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating (expense) income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness during fiscal 2014.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating (expense) income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness during fiscal 2014.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we recorded the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for a net unrealized gain position and other current liabilities for a net unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating (expense) income, net, for both realized and unrealized gains and losses.

As of May 31, 2014 and 2013, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.6 billion and $3.0 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $2.0 billion and $1.1 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2014 and 2013.

Included in our non-operating (expense) income, net were $(69) million, $(64) million and $43 million of net (losses) gains related to these forward contracts for the years ended May 31, 2014, 2013 and 2012, respectively.

The effects of derivative and non-derivative instruments designated as hedges on our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

	May 31, 2014		May 31, 2013
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$15	Not applicable	$—

Interest rate swap agreements designated as fair value hedges	Prepaid expenses and other current assets	$8	Other assets	$41

Cross-currency swap agreements designated as cash flow hedges	Other assets	$74	Not applicable	$—

Foreign currency borrowings designated as net investment hedge	Notes payable and other non-current borrowings	$(1,116)	Not applicable	$—

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCL (Effective Portion)	Location and Amount of Gain Reclassified from Accumulated OCL into Income (Effective Portion)
(in millions)	Year Ended May 31, 2014		Year Ended May 31, 2014
Cross-currency swap agreements designated as cash flow hedges	$74	Non-operating (expense) income, net	$69

Foreign currency borrowings designated as net investment hedge	$(34)	Not applicable	$—

	Location and Amount of Loss Recognized in Income on Derivative			Location and Amount of Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Year Ended May 31,			Year Ended May 31,
(in millions)		2014	2013		2014	2013
Interest rate swap agreements designated as fair value hedges	Interest expense	$(18)	$(28)	Interest expense	$18	$28

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2014, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2015	$373
Fiscal 2016	304
Fiscal 2017	230
Fiscal 2018	168
Fiscal 2019	120
Thereafter	203

Future minimum operating lease payments	1,398
Less: minimum payments to be received from non-cancelable subleases	(63)

Total future minimum operating lease payments, net	$1,335

Lease commitments included future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $112 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2014.

Rent expense was $278 million, $313 million and $329 million for fiscal 2014, 2013 and 2012, respectively, net of sublease income of approximately $55 million, $69 million and $89 million, respectively. Certain lease agreements contain renewal options providing for extensions of the lease terms.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

As of May 31, 2014, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2015	$469
Fiscal 2016	28
Fiscal 2017	12
Fiscal 2018	1
Fiscal 2019	—
Thereafter	—

Total	$510

We have a commitment to acquire certain companies for cash consideration that we expect to pay upon the closing of these acquisitions. As described in Note 8 and Note 11 above, as of May 31, 2014 we have notes payable and other borrowings outstanding of $24.2 billion that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

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

May 31, 2014

13.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On June 20, 2013, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. Approximately $4.3 billion remained available for stock repurchases as of May 31, 2014, pursuant to our stock repurchase program. We repurchased 280.4 million shares for $9.8 billion (including 2.2 million shares for $94 million that were repurchased but not settled), 346.1 million shares for $11.0 billion and 207.3 million shares for $6.0 billion in fiscal 2014, 2013 and 2012, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2014, 2013 and 2012, our Board of Directors declared cash dividends of $0.48, $0.30 and $0.24 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share of our outstanding common stock payable on July 30, 2014 to stockholders of record as of the close of business on July 9, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss, net of income taxes:

	May 31,
(in millions)	2014	2013
Foreign currency translation losses and other, net	$(81)	$(3)
Unrealized losses on defined benefit plans, net	(153)	(176)
Unrealized gains on marketable securities, net	65	80
Unrealized gains on cash flow hedges, net	5	—

Total accumulated other comprehensive loss	$(164)	$(99)

14.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Option Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan, which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights, and long-term performance awards, including restricted stock-based awards, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2011, our

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

stockholders, upon the recommendation of our Board of Directors, approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which extended the termination date of the 2000 Plan by ten years and increased the number of authorized shares of stock that may be issued by 388,313,015 shares. In fiscal 2014, our stockholders, upon the recommendation of our Board of Directors, approved a further increase in the number of authorized shares of stock that may be issued under the 2000 Plan by 305,000,000 shares. Under the terms of the 2000 Plan, options to purchase common stock are granted at not less than fair market value, become exercisable as established by the Board (generally 25% annually over four years under our current practice) and generally expire no more than ten years from the date of grant. As of May 31, 2014, options to purchase 448 million shares of common stock were outstanding under the 2000 Plan, of which 183 million were vested. As of May 31, 2014, approximately 495 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights, stock appreciation rights, restricted stock-based awards or long-term performance awards under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Option Plan (the Directors’ Plan), which provides for the issuance of non-qualified stock options to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, options to purchase 10 million shares of common stock were reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares), options are granted at not less than fair market value, become exercisable over four years and expire no more than ten years from the date of grant. The Directors’ Plan provides for automatic grants of options to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing or vice chairing certain Board committees. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of options granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. As of May 31, 2014, options to purchase approximately 3 million shares of common stock were outstanding under the 1993 Directors’ Plan, of which approximately 2 million were vested. As of May 31, 2014, approximately 2 million shares were available for future option awards under this plan.

In connection with certain of our acquisitions, we assumed certain outstanding stock options and other restricted stock-based awards of each acquiree’s respective stock plans. These stock options and other restricted stock-based awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2014, stock options to purchase 11 million shares of common stock and 1 million shares of restricted stock-based awards were outstanding under these plans.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

The following table summarizes stock option activity for our last three fiscal years ended May 31, 2014:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2011	354	$19.53
Granted	112	$32.05
Assumed	8	$12.17
Exercised	(39)	$16.61
Canceled	(13)	$29.31

Balance, May 31, 2012	422	$22.66
Granted	119	$29.90
Assumed	9	$32.52
Exercised	(83)	$17.38
Canceled	(20)	$28.94

Balance, May 31, 2013	447	$25.48
Granted	131	$31.02
Assumed	5	$9.02
Exercised	(95)	$21.51
Canceled	(26)	$30.60

Balance, May 31, 2014	462	$27.37

Options outstanding that have vested and that are expected to vest as of May 31, 2014 were as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of May 31, 2014 (in millions)	Aggregate Intrinsic Value(1) (in millions)
Vested	192	$23.44	5.12	190	$3,608
Expected to vest(2)	241	$30.07	8.19	241	2,885

Total	433	$27.13	6.83	431	$6,493

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2014 of $42.02 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2014 was approximately $1.2 billion and is expected to be recognized over a weighted average period of 2.51 years. Approximately 29 million shares outstanding as of May 31, 2014 were not expected to vest.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

Stock-Based Compensation Expense and Valuation of Stock Options

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2014	2013	2012
Sales and marketing	$165	$137	$115
Cloud software-as-a-service and platform-as-a-service	8	10	7
Cloud infrastructure-as-a-service	4	8	6
Software license updates and product support	22	20	18
Hardware systems products	5	3	1
Hardware systems support	6	5	5
Services	29	23	17
Research and development	385	352	295
General and administrative	171	164	162
Acquisition related and other	10	33	33

Total stock-based compensation	805	755	659
Estimated income tax benefit included in provision for income taxes	(260)	(243)	(216)

Total stock-based compensation, net of estimated income tax benefit	$545	$512	$443

We estimate the fair values of our share-based payments using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for fiscal 2014, 2013 and 2012:

	Year Ended May 31,
	2014	2013	2012
Expected life (in years)	4.9	5.0	5.1
Risk-free interest rate	1.3%	0.7%	1.6%
Volatility	27%	31%	30%
Dividend yield	1.5%	0.8%	0.8%
Weighted-average fair value per share	$7.47	$7.99	$9.30

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

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $2.0 billion, $1.4 billion and $622 million for fiscal 2014, 2013 and 2012, respectively. The aggregate intrinsic value of options exercised and vesting of restricted stock-based awards was $1.5 billion, $1.3 billion and $587 million for fiscal 2014, 2013 and 2012, respectively. In connection with these exercises and vesting of restricted stock-based awards, the tax benefits realized by us were $480 million, $410 million and $182 million for fiscal 2014, 2013 and 2012, respectively. Of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

the total tax benefits received, we classified excess tax benefits from stock-based compensation of $250 million, $241 million and $97 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2014, 60 million shares were reserved for future issuances under the Purchase Plan. We issued 3 million shares under the Purchase Plan in each of fiscal 2014 and 2013 and 4 million shares in fiscal 2012.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $357 million, $353 million and $344 million for fiscal 2014, 2013 and 2012, respectively. The number of plan participants in our benefit plans has generally increased in recent years primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $134 million, $129 million and $125 million in fiscal 2014, 2013 and 2012, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $367 million as of May 31, 2014 and were each approximately $320 million as of May 31, 2013 and were presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $64 million, $81 million and $55 million for fiscal 2014, 2013 and 2012, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2014 was $853 million and $436 million, respectively, and as of May 31, 2013 was $734 million and $364 million, respectively.

15.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2014	2013	2012
Domestic	$5,397	$6,614	$6,284
Foreign	8,307	7,284	6,678

Income before provision for income taxes	$13,704	$13,898	$12,962

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2014	2013	2012
Current provision:
Federal	$1,613	$1,720	$1,611
State	337	254	257
Foreign	1,047	1,116	1,104

Total current provision	$2,997	$3,090	$2,972

Deferred (benefit) provision:
Federal	$(68)	$(179)	$267
State	(100)	82	14
Foreign	(80)	(20)	(272)

Total deferred (benefit) provision	$(248)	$(117)	$9

Total provision for income taxes	$2,749	$2,973	$2,981

Effective income tax rate	20.1%	21.4%	23.0%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2014	2013	2012
Tax provision at statutory rate	$4,796	$4,865	$4,537
Foreign earnings at other than United States rates	(1,790)	(1,637)	(1,474)
State tax expense, net of federal benefit	154	299	171
Settlements and releases from judicial decisions and statute expirations, net	(168)	(144)	(132)
Domestic production activity deduction	(174)	(155)	(178)
Other, net	(69)	(255)	57

Total provision for income taxes	$2,749	$2,973	$2,981

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2014	2013
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Acquired intangible assets	(1,804)	(1,795)
Unremitted earnings	(510)	(249)

Total deferred tax liabilities	$(2,444)	$(2,174)

Deferred tax assets:
Accruals and allowances	$440	$481
Employee compensation and benefits	1,062	997
Differences in timing of revenue recognition	210	158
Depreciation and amortization	243	243
Tax credit and net operating loss carryforwards	2,810	2,706
Other	96	44

Total deferred tax assets	$4,861	$4,629

Valuation allowance	$(1,053)	$(999)

Net deferred tax assets	$1,364	$1,456

Recorded as:
Current deferred tax assets	$914	$974
Non-current deferred tax assets	837	766
Current deferred tax liabilities (in other current liabilities)	(129)	(111)
Non-current deferred tax liabilities (in other non-current liabilities)	(258)	(173)

Net deferred tax assets	$1,364	$1,456

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. During the third quarter of fiscal 2012, we increased the number of foreign subsidiaries in countries with lower statutory rates than the United States, the earnings of which we consider to be indefinitely reinvested outside the United States. If these subsidiaries generate sufficient earnings in the future, our provision for income taxes may continue to be favorably affected to a meaningful extent, although any such favorable effects could be significantly reduced under a variety of circumstances. At May 31, 2014, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $32.4 billion and $6.9 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2014, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $10.0 billion and $2.2 billion, respectively.

Our net deferred tax assets were $1.4 billion and $1.5 billion as of May 31, 2014 and 2013, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.1 billion and $999 million at May 31, 2014 and 2013, respectively. Substantially all of the valuation allowances as of May 31, 2014 and 2013 relate to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2014, we had federal net operating loss carryforwards of approximately $1.0 billion. These losses expire in various years between fiscal 2016 and fiscal 2033, and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $2.8 billion at May 31, 2014, which expire between fiscal 2015 and fiscal 2033, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.8 billion at May 31, 2014, which are subject to limitations on their utilization. Approximately $1.7 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $143 million, expire between fiscal 2015 and fiscal 2034. We had tax credit carryforwards of approximately $1.1 billion at May 31, 2014, which are subject to limitations on their utilization. Approximately $614 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $478 million, expire in various years between fiscal 2015 and fiscal 2033.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2014	2013	2012
Gross unrecognized tax benefits as of June 1	$3,601	$3,276	$3,160
Increases related to tax positions from prior fiscal years	94	279	99
Decreases related to tax positions from prior fiscal years	(116)	(125)	(169)
Increases related to tax positions taken during current fiscal year	307	312	522
Settlements with tax authorities	(2)	(71)	(187)
Lapses of statutes of limitation	(53)	(71)	(84)
Other, net	7	1	(65)

Total gross unrecognized tax benefits as of May 31	$3,838	$3,601	$3,276

As of May 31, 2014, $2.6 billion of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $24 million, $31 million and $46 million during fiscal 2014, 2013 and 2012, respectively. Interest and penalties accrued as of May 31, 2014 and 2013 were $693 million and $666 million, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2013. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, transfer pricing, extraterritorial income exemptions, domestic production activity, foreign tax credits, and research and development credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2014, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

combination of both) in the next 12 months by as much as $460 million ($364 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2003 and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2014, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $190 million ($142 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing. Other issues are related to years with expiring statutes of limitation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

We previously negotiated three successive unilateral Advance Pricing Agreements with the IRS that cover many of our intercompany transfer pricing issues and preclude the IRS from making a transfer pricing adjustment within the scope of these agreements. These agreements were effective for fiscal years through May 31, 2006. We have reached final agreement with the IRS for renewal of this Advance Pricing Agreement for the years ending May 31, 2007 through May 31, 2013. However, these agreements do not cover substantial elements of our transfer pricing and do not bind tax authorities outside the United States. We have finalized bilateral Advance Pricing Agreements, which are effective for the years ending May 31, 2004 through May 31, 2006 and May 31, 2007 through May 31, 2013.

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

During the fourth quarter of fiscal 2014, we added a reportable segment, cloud infrastructure-as-a-service, as a result of the reorganization of financial information presented to our chief operating decision maker for operational decision and resource allocation purposes. As a result, we reclassified certain revenues and expenses for all periods presented within this note to conform to the current presentation.

We have three businesses—software and cloud, hardware systems and services—which are further divided into certain operating segments. Our software and cloud business is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, which includes our cloud SaaS and PaaS offerings, (2) cloud infrastructure-as-a-service and (3) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. All other operating segments are combined under our services business.

The new software licenses and cloud software subscriptions line of business is engaged in the licensing of our database and middleware software, as well as our application software, and providing access to a broad range of our software through Oracle Cloud SaaS and PaaS offerings on a subscription basis via a cloud-based IT environment that we manage, host and support.

The cloud infrastructure-as-a-service line of business provides deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

based and designed for computing and reliable and secure object storage; Oracle Engineered Systems hardware and related support that are deployed in our customers’ data centers for a monthly fee; and comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities.

The software license updates and product support line of business provides customers with rights to software product upgrades and maintenance releases, patches released, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business consists primarily of servers, storage, networking, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including cloud computing environments. As a part of this line of business, we offer our Oracle Engineered Systems, including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine, Oracle SuperCluster, Oracle Database Appliance, and Oracle Big Data Appliance, which are the core building blocks for Oracle’s data center and cloud computing products and services.

Our hardware systems support line of business provides customers with software updates for the software components that are essential to the functionality of our server and storage products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting, advanced customer support services and education services. Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Advanced customer support provides support services, both on-premise and remote, to our customers to enable increased performance and higher availability of their products and services. Education services provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

The following table presents summary results for each of our three businesses and for the operating segments of our software and hardware systems businesses:

	Year Ended May 31,
(in millions)	2014	2013	2012
New software licenses and cloud software subscriptions:
Revenues(1)	$10,542	$10,350	$9,910
Cloud software-as-a-service and platform-as-a-service expenses	437	313	199
Sales and distribution expenses	5,666	5,227	5,018

Margin(2)	$4,439	$4,810	$4,693
Cloud infrastructure-as-a-service:
Revenues	$491	$491	$483
Cloud infrastructure-as-a-service expenses	310	300	288
Sales and distribution expenses	62	61	72

Margin(2)	$119	$130	$123
Software license updates and product support:
Revenues(1)	$18,209	$17,156	$16,258
Software license updates and product support expenses	1,111	1,120	1,159

Margin(2)	$17,098	$16,036	$15,099
Total software and cloud business:
Revenues(1)	$29,242	$27,997	$26,651
Expenses	7,586	7,021	6,736

Margin(2)	$21,656	$20,976	$19,915
Hardware systems products:
Revenues	$2,976	$3,033	$3,827
Hardware systems products expenses	1,516	1,498	1,841
Sales and distribution expenses	940	885	1,050

Margin(2)	$520	$650	$936
Hardware systems support:
Revenues(1)	$2,407	$2,327	$2,505
Hardware systems support expenses	802	857	1,006

Margin(2)	$1,605	$1,470	$1,499
Total hardware systems business:
Revenues(1)	$5,383	$5,360	$6,332
Expenses	3,258	3,240	3,897

Margin(2)	$2,125	$2,120	$2,435
Total services business:
Revenues(1)	$3,681	$3,896	$4,238
Services expenses	2,815	3,047	3,248

Margin(2)	$866	$849	$990
Totals:
Revenues(1)	$38,306	$37,253	$37,221
Expenses	13,659	13,308	13,881

Margin(2)	$24,647	$23,945	$23,340

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

the accompanying consolidated statements of operations in the amounts of $17 million, $45 million and $22 million for fiscal 2014, 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $3 million, $14 million and $48 million for fiscal 2014, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $11 million, $14 million and $30 million for fiscal 2014, 2013 and 2012, respectively. See Note 10 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues. Our new software license, cloud IaaS and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2014	2013	2012
Total revenues for operating segments	$38,306	$37,253	$37,221
Cloud software-as-a-service and platform-as-a-service revenues(1)	(17)	(45)	(22)
Software license updates and product support revenues(1)	(3)	(14)	(48)
Hardware systems support revenues(1)	(11)	(14)	(30)

Total revenues	$38,275	$37,180	$37,121

Total margin for operating segments	$24,647	$23,945	$23,340
Cloud software-as-a-service and platform-as-a-service revenues(1)	(17)	(45)	(22)
Software license updates and product support revenues(1)	(3)	(14)	(48)
Hardware systems support revenues(1)	(11)	(14)	(30)
Product development	(4,590)	(4,321)	(4,050)
Marketing and partner program expenses	(564)	(591)	(581)
Corporate, general and administrative and information technology expenses	(1,384)	(1,421)	(1,496)
Amortization of intangible assets	(2,300)	(2,385)	(2,430)
Acquisition related and other	(41)	604	(56)
Restructuring	(183)	(352)	(295)
Stock-based compensation	(795)	(722)	(626)
Interest expense	(914)	(797)	(766)
Non-operating (expense) income, net	(141)	11	22

Income before provision for income taxes	$13,704	$13,898	$12,962

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $17 million, $45 million and $22 million for fiscal 2014, 2013 and 2012, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $3 million, $14 million and $48 million for fiscal 2014, 2013 and 2012, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $11 million, $14 million and $30 million for fiscal 2014, 2013 and 2012, respectively. See Note 10 for an explanation of these adjustments.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2014, 2013 or 2012.

	As of and for the Year Ended May 31,
	2014		2013		2012
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$16,809	$2,993	$16,003	$2,921	$15,767	$2,468
United Kingdom	2,309	236	2,165	203	2,302	171
Japan	1,558	414	1,770	428	1,865	550
Germany	1,483	35	1,308	44	1,484	47
Canada	1,190	31	1,232	34	1,234	37
France	1,148	28	1,054	17	1,162	16
Australia	994	63	1,084	54	1,163	38
Other countries	12,784	816	12,564	814	12,144	741

Total	$38,275	$4,616	$37,180	$4,515	$37,121	$4,068

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2014	2013	2012
Net income	$10,955	$10,925	$9,981

Weighted average common shares outstanding	4,528	4,769	5,015
Dilutive effect of employee stock plans	76	75	80

Dilutive weighted average common shares outstanding	4,604	4,844	5,095

Basic earnings per share	$2.42	$2.29	$1.99
Diluted earnings per share	$2.38	$2.26	$1.96
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	76	208	110

(1)

These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future. See Note 14 for information regarding the exercise prices of our outstanding, unexercised options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior court orders. We recorded a $306 million non-current receivable, included in other assets, in our consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. The SAP Defendants subsequently dismissed their appeal. Oracle’s appeal has been fully briefed. The appellate court heard oral argument on May 13, 2014. The court has not yet ruled on this appeal.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2014

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

On June 13, 2014, plaintiffs and defendants filed a Stipulation and Agreement of Compromise, Settlement and Release, under which our Chief Executive Officer agreed to pay to Oracle 95% of any and all amounts, if any, that are paid to him under the Pillar earn out. Oracle will pay plaintiffs’ attorneys’ fees and costs, which will not exceed $15 million. The settlement is subject to approval by the Delaware Chancery Court, which has scheduled a fairness hearing for August 12, 2014, at 10:00 a.m., Eastern Time.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2012	$372	$92	$(107)	$(34)	$323

May 31, 2013	$323	$118	$(167)	$22	$296

May 31, 2014	$296	$122	$(120)	$8	$306

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 26, 2014	By:	/S/ LAWRENCE J. ELLISON
Lawrence J. Ellison
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2014

/S/ SAFRA A. CATZ Safra A. Catz	President, Chief Financial Officer and Director (Principal Financial Officer)	June 26, 2014

/S/ WILLIAM COREY WEST William Corey West	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 26, 2014

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Chairman of the Board of Directors	June 26, 2014

/S/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 26, 2014

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 26, 2014

/S/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 26, 2014

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 26, 2014

/S/ GEORGE H. CONRADES George H. Conrades	Director	June 26, 2014

/S/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 26, 2014

/S/ MARK V. HURD Mark V. Hurd	President and Director	June 26, 2014

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 26, 2014

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Form of Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Form of New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 4.95% Note due 2013, 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 3.75% Note due 2014, 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

4.08	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.09	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.10	Forms of 1.20% Note due 2017 and 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Notes	8-K	000-51788	4.10	10/25/12	Oracle Corporation

4.11	Forms of 2.25% Note due 2021 and 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Notes	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.12	Forms of Floating Rate Note due 2019, 2.375% Note due 2019 and 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Notes	8-K	001-35992	4.12	7/16/13	Oracle Corporation

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on September 4, 2013	10-Q	001-35992	10.03	12/20/13	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 31, 2013	10-Q	001-35992	10.30	12/20/13	Oracle Corporation

10.05*	Form of Stock Option Agreements under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	000-51788	10.05	12/23/11	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-Q	000-51788	10.06	12/23/11	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08	Form of Commercial Paper Dealer Agreement relating to the $3,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

10.09	Issuing and Paying Agency Agreement between Oracle Corporation and JPMorgan Chase Bank, National Association dated as of April 23, 2013	8-K	000-51788	10.09	4/26/13	Oracle Corporation

10.10*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.11*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.12*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.13*	Sun Microsystems, Inc. 2007 Omnibus Incentive Plan	10-Q	000-15086	10.1	2/6/08	Sun Microsystems, Inc.

10.14	$3,000,000,000 5-Year Revolving Credit Agreement dated as of April 22, 2013 among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.14	4/26/13	Oracle Corporation

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended May 31, 2014, 2013 and 2012 (iii) Consolidated Statements of Comprehensive Income for the years ended May 31, 2014, 2013 and 2012 (iv) Consolidated Statements of Equity for the years ended May 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended May 31, 2014, 2013 and 2012, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II						X

*	Indicates management contract or compensatory plan or arrangement