Form 10-Q
period 2014-08-31
ORACLE CORP
filed 2014-09-23
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

The number of shares of registrant’s common stock outstanding as of September 16, 2014 was: 4,431,304,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our expectation that our software and cloud business’s total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our software and cloud business;

•	our international operations providing a significant portion of our total revenues and expenses;

•	our expectation to continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services;

•	the sufficiency of our sources of funding for acquisitions or other matters;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2015, which runs from June 1, 2014 to May 31, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2014 and May 31, 2014

(Unaudited)

(in millions, except per share data)	August 31, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$24,179	$17,769
Marketable securities	27,437	21,050
Trade receivables, net of allowances for doubtful accounts of $296 and $306 as of August 31, 2014 and May 31, 2014, respectively	3,551	6,087
Inventories	179	189
Deferred tax assets	833	914
Prepaid expenses and other current assets	2,015	2,129

Total current assets	58,194	48,138

Non-current assets:
Property, plant and equipment, net	3,086	3,061
Intangible assets, net	5,605	6,137
Goodwill	29,707	29,652
Deferred tax assets	916	837
Other assets	2,218	2,519

Total non-current assets	41,532	42,206

Total assets	$99,726	$90,344

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$—	$1,508
Accounts payable	423	471
Accrued compensation and related benefits	1,491	1,940
Income taxes payable	425	416
Deferred revenues	8,939	7,269
Other current liabilities	2,099	2,785

Total current liabilities	13,377	14,389

Non-current liabilities:
Notes payable and other non-current borrowings	32,567	22,667
Income taxes payable	4,148	4,184
Other non-current liabilities	1,703	1,657

Total non-current liabilities	38,418	28,508

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,438 shares and 4,464 shares as of August 31, 2014 and May 31, 2014, respectively	21,709	21,077
Retained earnings	25,838	25,965
Accumulated other comprehensive loss	(193)	(164)

Total Oracle Corporation stockholders’ equity	47,354	46,878
Noncontrolling interests	577	569

Total equity	47,931	47,447

Total liabilities and equity	$99,726	$90,344

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2014 and 2013

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2014	2013
Revenues:
New software licenses	$1,370	$1,399
Cloud software-as-a-service and platform-as-a-service	337	254
Cloud infrastructure-as-a-service	138	109
Software license updates and product support	4,731	4,431

Software and cloud revenues	6,576	6,193
Hardware systems products	578	669
Hardware systems support	587	592

Hardware systems revenues	1,165	1,261
Services revenues	855	918

Total revenues	8,596	8,372

Operating expenses:
Sales and marketing(1)	1,706	1,620
Cloud software-as-a-service and platform-as-a-service(1)	149	102
Cloud infrastructure-as-a-service	79	72
Software license updates and product support(1)	272	288
Hardware systems products(1)	298	330
Hardware systems support(1)	192	209
Services(1)	691	720
Research and development	1,329	1,237
General and administrative	276	260
Amortization of intangible assets	547	595
Acquisition related and other	25	10
Restructuring	69	56

Total operating expenses	5,633	5,499

Operating income	2,963	2,873
Interest expense	(261)	(217)
Non-operating income, net	16	7

Income before provision for income taxes	2,718	2,663
Provision for income taxes	534	472

Net income	$2,184	$2,191

Earnings per share:
Basic	$0.49	$0.48

Diluted	$0.48	$0.47

Weighted average common shares outstanding:
Basic	4,451	4,608

Diluted	4,548	4,674

Dividends declared per common share	$0.12	$0.12

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2014 and 2013

(Unaudited)

	Three Months Ended August 31,
(in millions)	2014	2013
Net income	$2,184	$2,191
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(83)	(187)
Net unrealized gains on defined benefit plans	3	3
Net unrealized gains (losses) on marketable securities	16	(29)
Net unrealized gains (losses) on cash flow hedges	35	(32)

Total other comprehensive loss, net	(29)	(245)

Comprehensive income	$2,155	$1,946

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2014 and 2013

(Unaudited)

	Three Months Ended August 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$2,184	$2,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160	150
Amortization of intangible assets	547	595
Deferred income taxes	(68)	(101)
Stock-based compensation	215	200
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	96	67
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(51)	(40)
Other, net	46	17
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,506	2,707
Decrease in inventories	10	5
Decrease in prepaid expenses and other assets	275	366
Decrease in accounts payable and other liabilities	(1,088)	(994)
Increase (decrease) in income taxes payable	80	(313)
Increase in deferred revenues	1,816	1,442

Net cash provided by operating activities	6,728	6,292

Cash flows from investing activities:
Purchases of marketable securities and other investments	(10,340)	(8,549)
Proceeds from maturities and sales of marketable securities and other investments	3,878	6,515
Acquisitions, net of cash acquired	(37)	(1,314)
Capital expenditures	(201)	(153)

Net cash used for investing activities	(6,700)	(3,501)

Cash flows from financing activities:
Payments for repurchases of common stock	(2,000)	(2,968)
Proceeds from issuances of common stock	588	285
Payments of dividends to stockholders	(537)	(554)
Proceeds from borrowings, net of issuance costs	9,945	5,566
Repayments of borrowings	(1,500)	—
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	51	40
Distributions to noncontrolling interests	(27)	(28)

Net cash provided by financing activities	6,520	2,341

Effect of exchange rate changes on cash and cash equivalents	(138)	(81)

Net increase in cash and cash equivalents	6,410	5,051
Cash and cash equivalents at beginning of period	17,769	14,613

Cash and cash equivalents at end of period	$24,179	$19,664

Non-cash investing and financing transactions:
Increase in unsettled repurchases of common stock	$—	$30
Decrease in unsettled investment purchases	$(78)	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2015.

There have been no significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 that have had a significant impact on our consolidated financial statements or notes thereto.

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

	Three Months Ended August 31,
(in millions)	2014	2013
Transitional and other employee related costs	$9	$6
Stock-based compensation	3	2
Professional fees and other, net	13	3
Business combination adjustments, net	—	(1)

Total acquisition related and other expenses	$25	$10

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses), including net realized gains and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended August 31,
(in millions)	2014	2013
Interest income	$89	$57
Foreign currency losses, net	(41)	(35)
Noncontrolling interests in income	(46)	(17)
Other income, net	14	2

Total non-operating income, net	$16	$7

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended August 31, 2014 and 2013, $724 million and $828 million of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Disclosure of Going Concern Uncertainties:    In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on our consolidated financial statements will be material.

Share-Based Payments with Performance Targets:    In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation (ASC 718), as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements.

Revenue Recognition:    In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Reporting Discontinued Operations:    In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and to enhance the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.

2.	ACQUISITIONS

Acquisition of MICROS Systems, Inc.

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries. On July 3, 2014, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of common stock of MICROS at a purchase price of $68.00 per share, net to the seller in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Merger Agreement. On September 3, 2014, pursuant to the terms of the tender offer, we accepted and paid for approximately 80% of the outstanding shares of MICROS common stock tendered in the offer for approximately $4.1 billion in cash. We provided for a subsequent offering period through September 5, 2014 at the same purchase price of $68.00 per share and we accepted an additional 7% of MICROS common stock tendered through this date for approximately $330 million. On September 8, 2014, we effectuated the merger of MICROS with and into a wholly-owned subsidiary of Oracle pursuant to the terms of the Merger Agreement and applicable Maryland law and MICROS became an indirect, wholly-owned subsidiary of Oracle. Pursuant to the merger, shares of MICROS common stock that were outstanding and not acquired by us were converted into, and cancelled in exchange for, the right to receive $68.00 per share in cash. The unvested equity awards to acquire MICROS common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. The initial allocation of the purchase price for the acquisition of MICROS is pending the completion of various analyses and finalization of estimates. Accordingly, such disclosures related to this business combination could not be made at the time these financial statements were issued.

Other Fiscal 2015 Acquisitions

During the first quarter of fiscal 2015, we acquired certain other companies primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We also have entered

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

into certain other non-material agreements to acquire other companies and expect these proposed acquisitions to close during the second quarter of fiscal 2015.

Fiscal 2014 Acquisitions

Acquisition of Responsys, Inc.

On February 6, 2014, we completed our acquisition of Responsys, Inc. (Responsys), a provider of enterprise-scale cloud-based business-to-consumer marketing software. We have included the financial results of Responsys in our consolidated financial statements from the date of acquisition. The total preliminary purchase price for Responsys was approximately $1.6 billion, which consisted of approximately $1.4 billion in cash and $147 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $39 million of net tangible liabilities, related primarily to deferred tax liabilities, $580 million of identifiable intangible assets, and $14 million of in-process research and development, based on their estimated fair values, and $1.0 billion of residual goodwill.

Other Fiscal 2014 Acquisitions

During fiscal 2014, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $2.3 billion, which consisted primarily of cash consideration, and we recorded $243 million of net tangible liabilities, related primarily to deferred tax liabilities, $1.1 billion of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

The initial purchase price calculation and related accounting for certain of our fiscal 2014 acquisitions is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for certain of our acquisitions completed during fiscal 2014 were based upon preliminary calculations and valuations and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that were not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Contingent Consideration Related to the Acquisition of Pillar Data Systems, Inc.

In fiscal 2012, we acquired Pillar Data Systems, Inc. (Pillar Data), a provider of enterprise storage systems solutions. Pursuant to the agreement and plan of merger dated as of June 29, 2011 (Pillar Data Merger Agreement), we acquired all of the issued and outstanding equity interests of Pillar Data from the stockholders in exchange for rights to receive contingent cash consideration (Earn-Out), if any, pursuant to an Earn-Out calculation. The Earn-Out period ended at the end of our first quarter of fiscal 2015 and no amounts are expected to be paid or payable to Pillar Data’s former stockholders, including Lawrence J. Ellison, Oracle’s Chief Technology Officer, Chairman of the Board and largest stockholder.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle and certain other companies that we acquired since the beginning of fiscal 2014 (which were

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

considered relevant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2014. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions, including our amortization charges from acquired intangible assets (certain of which were preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2014. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2014.

The unaudited pro forma financial information for the three months ended August 31, 2014 included only the historical results of Oracle for the three months ended August 31, 2014. The historical results of certain other companies that we acquired since the beginning of fiscal 2015 were not material to the unaudited pro forma financial information presented based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

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

	Three Months Ended August 31,
(in millions, except per share data)	2014	2013
Total revenues	$8,596	$8,459
Net income	$2,184	$2,131
Basic earnings per share	$0.49	$0.46
Diluted earnings per share	$0.48	$0.46

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

August 31, 2014

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	August 31, 2014			May 31, 2014
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
U.S. Treasury securities	$476	$—	$476	$—	$—	$—
Commercial paper debt securities	—	12,164	12,164	—	7,969	7,969
Corporate debt securities and other	158	20,032	20,190	119	16,538	16,657
Derivative financial instruments	—	67	67	—	97	97

Total assets	$634	$32,263	$32,897	$119	$24,604	$24,723

Liabilities:
Derivative financial instruments	$—	$3	$3	$—	$—	$—

Our marketable securities investments consisted of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of August 31, 2014 and May 31, 2014, approximately 50% and 45%, respectively, of our marketable securities investments mature within one year and 50% and 55%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $32.6 billion and $24.2 billion of borrowings, which consisted of senior notes that were outstanding as of August 31, 2014 and May 31, 2014, respectively, the estimated fair values of our borrowings using Level 2 inputs at August 31, 2014 and May 31, 2014 were $35.1 billion and $26.4 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	August 31, 2014	May 31, 2014
Raw materials	$72	$74
Work-in-process	23	28
Finished goods	84	87

Total	$179	$189

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2015 and the net book value of intangible assets at August 31, 2014 and May 31, 2014 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2014	Additions	August 31, 2014	May 31, 2014	Expense	August 31, 2014	May 31, 2014	August 31, 2014
Software support agreements and related relationships	$5,218	$—	$5,218	$(4,403)	$(139)	$(4,542)	$815	$676	N.A.
Hardware systems support agreements and related relationships	969	—	969	(530)	(35)	(565)	439	404	N.A.
Developed technology	4,387	25	4,412	(2,176)	(167)	(2,343)	2,211	2,069	3 years
Core technology	1,617	—	1,617	(1,294)	(61)	(1,355)	323	262	N.A.
Customer relationships and contract backlog	2,054	1	2,055	(1,459)	(72)	(1,531)	595	524	1 year
SaaS and PaaS agreements and related relationships and other	1,789	4	1,793	(305)	(48)	(353)	1,484	1,440	3 years
Trademarks	516	—	516	(276)	(25)	(301)	240	215	N.A.

Total intangible assets subject to amortization	16,550	30	16,580	(10,443)	(547)	(10,990)	6,107	5,590	3 years
In-process research and development, net	30	(15)	15	—	—	—	30	15	N.A.

Total intangible assets, net	$16,580	$15	$16,595	$(10,443)	$(547)	$(10,990)	$6,137	$5,605

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2015.

Total amortization expense related to our intangible assets was $547 million and $595 million for the three months ended August 31, 2014 and 2013, respectively. As of August 31, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2015	$1,395
Fiscal 2016	1,345
Fiscal 2017	749
Fiscal 2018	611
Fiscal 2019	511
Fiscal 2020	387
Thereafter	592

Total intangible assets subject to amortization	5,590
In-process research and development	15

Total intangible assets, net	$5,605

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2014 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(2)	Total
Balances as of May 31, 2014	$13,139	$12,472	$2,082	$1,959	$29,652
Goodwill from acquisitions	15	—	—	7	22
Goodwill adjustments(1)	13	—	19	1	33

Balances as of August 31, 2014	$13,167	$12,472	$2,101	$1,967	$29,707

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(2)	Represents goodwill allocated to our other operating segments and goodwill to be allocated to our operating segments upon completion of our intangible asset valuations, if any.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes), $2.0 billion of 2.25% notes due October 2019 (2019 Notes), $1.5 billion of 2.80% notes due July 2021 (2021 Notes), $2.0 billion of 3.40% notes due July 2024 (2024 Notes), $1.75 billion of 4.30% notes due July 2034 (2034 Notes) and $1.0 billion of 4.50% notes due July 2044 (2044 Notes and, together with the 2017 Notes, 2019 Floating Rate Notes, 2019 Notes, 2021 Notes, 2024 Notes and 2034 Notes, the Senior Notes). The floating rate notes bear interest at a floating rate equal to three-month LIBOR plus 0.20% for the 2017 Notes and 0.51% for the 2019 Floating Rate Notes (0.43% and 0.74% as of August 31, 2014, respectively) with interest payable quarterly. We issued the Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, our acquisition of MICROS in September 2014 and future acquisitions, and repayment of indebtedness.

The effective interest yields of the 2019 Notes, 2021 Notes, 2024 Notes, 2034 Notes and 2044 Notes (collectively, the Fixed Rate Senior Notes) at August 31, 2014 were 2.27%, 2.82%, 3.43%, 4.30% and 4.50%, respectively, and interest is payable semi-annually. In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR (0.72% and 0.87%, respectively, at August 31, 2014; see Note 9 for additional information). We may redeem some or all of the Fixed Rate Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. The 2017 Notes and 2019 Floating Rate Notes may not be redeemed prior to their maturity.

The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program and all existing and future unsecured senior indebtedness of Oracle Corporation (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 for further information on our commercial paper program and other borrowings). All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at August 31, 2014.

In July 2014, our 3.75% senior notes due July 2014 (2014 Notes) for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (the 2013 Restructuring Plan). Our management subsequently amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $80 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first quarter of fiscal 2015 and we expect to incur the majority of the estimated remaining $126 million through the end of fiscal 2015. Any changes to the estimates of executing the 2013 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

Summary of All Plans

(in millions)	Accrued	Three Months Ended August 31, 2014				Accrued	Total Costs	Total Expected
	May 31, 2014(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	August 31, 2014(2)	Accrued to Date	Program Costs
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$12	$22	$(1)	$(18)	$—	$15	$147	$158
Software license updates and product support	5	4	—	(2)	—	7	22	34
Hardware systems business	18	28	(1)	(16)	(1)	28	166	208
Services	11	20	—	(17)	—	14	119	166
General and administrative and other	15	9	(1)	(9)	(2)	12	125	139

Total Fiscal 2013 Oracle Restructuring Plan	$61	$83	$(3)	$(62)	$(3)	$76	$579	$705

Total other restructuring plans(6)	$108	$1	$(12)	$(11)	$1	$87

Total restructuring plans	$169	$84	$(15)	$(73)	$(2)	$163

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at August 31, 2014 and May 31, 2014 included $112 million and $100 million, respectively, recorded in other current liabilities, and $51 million and $69 million, respectively, recorded in other non-current liabilities.

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2014	May 31, 2014
Software license updates and product support	$7,498	$5,909
Hardware systems support and other	738	664
Services	376	364
Cloud SaaS, PaaS and IaaS	249	248
New software licenses	78	84

Deferred revenues, current	8,939	7,269
Deferred revenues, non-current (in other non-current liabilities)	464	404

Total deferred revenues	$9,403	$7,673

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

as the services are performed. Deferred cloud software-as-a-service (SaaS), platform-as-a-service (PaaS) and infrastructure-as-a-service (IaaS) revenues generally result from our cloud-based offerings that are typically billed in advance and recognized over the corresponding contractual term. Deferred new software licenses revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, customer payments made in advance for time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS, software license updates and product support, and hardware systems support obligations, among others, assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud SaaS and PaaS, software license updates and product support and hardware systems support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges—Interest Rate Swap Agreements

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes and 2021 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2019 Notes, 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to match, including the notional amounts and maturity dates.

We have designated the aforementioned interest rate swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of certain of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable and other non-current borrowings. The periodic interest settlements for the interest rate swap agreements for the 2019 Notes, 2021 Notes and the January 2019 Notes are recorded as interest expense and are included as a part of cash flows from operating activities.

In July 2014, we settled the fixed to variable interest rate swap agreements associated with the 2014 Notes. We do not use any interest rate swap agreements for trading purposes.

Cash Flow Hedges—Cross Currency Swap Agreements

In connection with the issuance of our €1.25 billion of 2.25% senior notes due January 2021 (January 2021 Notes), we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro denominated January 2021 Notes, including the annual interest

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the January 2021 Notes by fixing the principal amount of the January 2021 Notes at $1.6 billion with a fixed annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. The critical terms of the cross-currency swap agreements correspond to the January 2021 Notes, including the annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the January 2021 Notes.

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the three months ended August 31, 2014. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

We do not use any cross-currency swap agreements for trading purposes.

Net Investment Hedge—Foreign Currency Borrowings

In July 2013, we designated our €750 million of 3.125% senior notes due July 2025 (2025 Notes) as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the three months ended August 31, 2014.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 for additional information regarding these contracts). As of August 31, 2014 and May 31, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.9 billion and $3.6 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.4 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at August 31,

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

2014 and May 31, 2014. Included in our non-operating income, net were $(31) million and $68 million of net (losses) gains related to these forward contracts for the three months ended August 31, 2014 and 2013, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

	August 31, 2014		May 31, 2014
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$10	Other assets	$15

Interest rate swap agreements designated as fair value hedges	Not applicable	$—	Prepaid expenses and other current assets	$8

Interest rate swap agreements designated as fair value hedges	Other non-current liabilities	$(3)	Not applicable	$—

Cross-currency swap agreements designated as cash flow hedges	Other assets	$57	Other assets	$74

Foreign currency borrowings designated as net investment hedge	Notes payable and other non-current borrowings	$(1,127)	Notes payable and other non-current borrowings	$(1,116)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Loss (OCL)

	Amount of (Loss) Gain Recognized in Accumulated OCL (Effective Portion)		Location and Amount of (Loss) Gain Reclassified from Accumulated OCL into Income (Effective Portion)
	Three Months Ended August 31,			Three Months Ended August 31,
(in millions)	2014	2013		2014	2013
Cross-currency swap agreements designated as cash flow hedges	$(17)	$2	Non-operating (expense) income, net	$(52)	$34

Foreign currency borrowings designated as net investment hedge	$32	$(13)	Not applicable	$—	$—

	Location and Amount of (Loss) Recognized in Income on Derivative			Location and Amount of Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended August 31,			Three Months Ended August 31,
(in millions)		2014	2013		2014	2013
Interest rate swap agreements designated as fair value hedges	Interest expense	$(16)	$(23)	Interest expense	$16	$23

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $2.3 billion remained available for stock repurchases as of August 31, 2014, pursuant to our stock repurchase program prior to the additional amount authorized in

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

September 2014. We repurchased 48.8 million shares for $2.0 billion during the three months ended August 31, 2014 (including 2.3 million shares for $94 million that were repurchased but not settled) and 92.8 million shares for $3.0 billion during the three months ended August 31, 2013 under the stock repurchase program.

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

Dividends on Common Stock

In the first quarter of fiscal 2015, our Board of Directors declared a cash dividend of $0.12 per share of our outstanding common stock, which we paid during the same period.

In September 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share of our outstanding common stock payable on October 29, 2014 to stockholders of record as of the close of business on October 8, 2014. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first quarter of fiscal 2015, we issued 30 million stock options and 22 million restricted stock-based awards, which primarily included awards issued as a part of our annual stock-based award process and awards from companies that we have acquired, that were subject to service-based vesting restrictions. Included in the aforementioned restricted stock-based award total were 3 million of performance-based restricted stock units (PSUs) that vest upon the attainment of certain performance metrics and service-based vesting. Based upon actual attainment relative to the “target” performance metric, certain participants have the ability to be issued up to 150% of the target number of PSUs originally granted, or to be issued no PSUs at all. For each share granted as a restricted stock-based award under our 2000 Long-Term Equity Incentive Plan, an equivalent of 2.5 shares is deducted from our pool of available stock awards. Our stock option and restricted stock-based award issuances were partially offset by forfeitures and cancellations of 6 million shares during the first quarter of fiscal 2015.

We estimated the fair values of our stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the stock option, which is generally four years. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three months ended August 31, 2014 and 2013:

	Three Months Ended August 31,
	2014	2013
Expected life (in years)	5.2	5.1
Risk-free interest rate	1.7%	1.4%
Volatility	23%	27%
Dividend yield	1.2%	1.6%
Weighted-average fair value per share	$8.69	$6.63

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

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

We estimated the fair values of our restricted-stock based awards that are solely subject to service-based vesting requirements based upon their intrinsic values as of the grant dates. We recognize expense for these service-based awards on a straight-line basis over the service period of these awards, which is generally four years.

The fair values of our PSUs were also measured at their intrinsic values as of the grant date. The vesting conditions and related terms of our PSUs were communicated to each participating employee as of the grant date and include attainment metrics that are defined, fixed, and based upon consistent U.S. GAAP metrics or internal metrics that are defined, fixed and consistently determined, and that require the employee to render service. Therefore, these awards meet the performance-based award classification criteria as defined within ASC 718. The performance conditions of the PSUs affect the number of PSUs that will ultimately vest and be issued to the grantee based upon a “target” that is subject to certain attainment maximums, with the possibility that none will vest if applicable performance conditions are not met. As the performance conditions to evaluate attainment of each tranche for each participant are independent of the performance conditions for the other tranches, we recognize stock-based compensation expense for our PSUs on a straight-line basis over the service period for each separately vesting tranche, which is generally twelve months.

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2014	2013
Sales and marketing	$43	$39
Cloud software-as-a-service and platform-as-a-service	2	2
Cloud infrastructure-as-a-service	1	1
Software license updates and product support	5	6
Hardware systems products	1	2
Hardware systems support	1	3
Services	6	6
Research and development	108	97
General and administrative	45	42
Acquisition related and other	3	2

Total stock-based compensation	$215	$200

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, acquisition related settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 19.7% and 17.7% for the three months ended August 31, 2014 and 2013, respectively.

Our net deferred tax assets were $1.4 billion as of both August 31, 2014 and May 31, 2014. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers are our Chief Executive Officers. We are organized geographically and by line of business. While our Chief Executive Officers evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

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

The hardware systems products line of business consists primarily of servers, storage, networking, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including cloud computing environments. As a part of this line of business, we offer our Oracle Engineered Systems, including our Oracle Exadata Database Machine, among others.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our software and cloud and hardware systems businesses:

	Three Months Ended August 31,
(in millions)	2014	2013
New software licenses and cloud software subscriptions:
Revenues(1)	$1,707	$1,653
Cloud software-as-a-service and platform-as-a-service expenses	143	95
Sales and distribution expenses	1,279	1,178

Margin(2)	$285	$380
Cloud infrastructure-as-a-service:
Revenues	$138	$109
Cloud infrastructure-as-a-service expenses	76	67
Sales and distribution expenses	18	20

Margin(2)	$44	$22
Software license updates and product support:
Revenues(1)	$4,731	$4,432
Software license updates and product support expenses	257	276

Margin(2)	$4,474	$4,156
Total software and cloud business:
Revenues(1)	$6,576	$6,194
Expenses	1,773	1,636

Margin(2)	$4,803	$4,558
Hardware systems products:
Revenues	$578	$669
Hardware systems products expenses	297	329
Sales and distribution expenses	201	217

Margin(2)	$80	$123
Hardware systems support:
Revenues(1)	$588	$597
Hardware systems support expenses	184	201

Margin(2)	$404	$396
Total hardware systems business:
Revenues(1)	$1,166	$1,266
Expenses	682	747

Margin(2)	$484	$519
Total services business:
Revenues(1)	$857	$921
Services expenses	665	687

Margin(2)	$192	$234
Totals:
Revenues(1)	$8,599	$8,381
Expenses	3,120	3,070

Margin(2)	$5,479	$5,311

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $2 million and $3 million for the three months ended August 31, 2014 and 2013, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amount of $1 million for the three months ended August, 31 2013. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $5 million for the three months ended August 31, 2014 and 2013, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues. Our new software license and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, marketing and partner programs, and corporate, general and administrative and information technology expenses. Additionally, the margins do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other income (expense), net.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31
(in millions)	2014	2013
Total revenues for operating segments	$8,599	$8,381
Cloud software-as-a-service and platform-as-a-service revenues(1)	(2)	(3)
Software license updates and product support revenues(1)	—	(1)
Hardware systems support revenues(1)	(1)	(5)

Total revenues	$8,596	$8,372

Total margin for operating segments	$5,479	$5,311
Cloud software-as-a-service and platform-as-a-service revenues(1)	(2)	(3)
Software license updates and product support revenues(1)	—	(1)
Hardware systems support revenues(1)	(1)	(5)
Product development	(1,174)	(1,094)
Marketing and partner program expenses	(119)	(131)
Corporate, general and administrative and information technology expenses	(367)	(345)
Amortization of intangible assets	(547)	(595)
Acquisition related and other	(25)	(10)
Restructuring	(69)	(56)
Stock-based compensation	(212)	(198)
Interest expense	(261)	(217)
Non-operating income, net	16	7

Income before provision for income taxes	$2,718	$2,663

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $2 million and $3 million for the three months ended August 31, 2014 and 2013, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amount of $1 million for the three months ended August 31, 2013. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $5 million for the three months ended August 31, 2014 and 2013, respectively. See Note 8 for an explanation of these adjustments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

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

	Three Months Ended August 31,
(in millions, except per share data)	2014	2013
Net income	$2,184	$2,191

Weighted average common shares outstanding	4,451	4,608
Dilutive effect of employee stock plans	97	66

Dilutive weighted average common shares outstanding	4,548	4,674

Basic earnings per share	$0.49	$0.48
Diluted earnings per share	$0.48	$0.47
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	26	289

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior court orders. We recorded a $306 million receivable in our consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. The SAP Defendants subsequently dismissed their appeal. The appellate court heard oral argument on May 13, 2014, and on August 29, 2014, issued an order affirming the district court’s grant of judgment as a matter of law but vacated the district court’s ruling selecting $272 million as the remittitur amount. The appellate court remanded for a new trial, with instructions to condition any new trial on Oracle’s rejection of a $356.7 million remittitur.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

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

Derivative Litigations and Related Action

On September 30, 2011, a stockholder derivative lawsuit was filed in the Delaware Court of Chancery and a second stockholder was permitted to intervene as a plaintiff on November 15, 2011. At an August 22, 2012, hearing, the court dismissed certain claims but permitted certain claims for breach of fiduciary duty to proceed. On May 3, 2013, plaintiffs filed an amended complaint. The derivative suit is brought by two alleged stockholders of Oracle, purportedly on Oracle’s behalf, against one former director and all but two of our current directors, including against our then Chief Executive Officer as an alleged controlling stockholder. Plaintiffs allege that Oracle’s directors breached their fiduciary duties in agreeing to purchase Pillar Data Systems, Inc. at an excessive price. Oracle’s acquisition of Pillar is structured as an earn out, under which Oracle is scheduled to make a single payment, if any, by November 30, 2014, to Pillar’s former shareholders based on an agreed-upon Earn-Out formula. Plaintiffs seek declaratory relief, rescission of the Pillar Data transaction, damages, disgorgement of our then Chief Executive Officer’s alleged profits, disgorgement of all compensation earned by defendants as a result of their service on Oracle’s Board or any committee of the Board, and an award of attorneys’ fees and costs.

On June 13, 2014, plaintiffs and defendants filed a Stipulation and Agreement of Compromise, Settlement and Release, under which our then Chief Executive Officer agreed to pay to Oracle 95% of any and all amounts, if any, that are paid to him under the Pillar earn out. Oracle agreed to pay plaintiffs’ attorneys’ fees and costs, not to exceed $15 million. At an August 12, 2014, hearing, the Delaware Chancery Court approved the settlement, and awarded $15 million in plaintiffs’ attorneys’ fees and costs, which Oracle later paid. On the same day, the court entered a Final Order and Judgment approving the settlement. These derivative actions are now concluded.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2014

(Unaudited)

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

We believe that our investments in, and continued innovation with respect to, our software and cloud, hardware, and services businesses are the foundation of our long-term strategic plans. We have expanded our enterprise-grade cloud computing offerings through our continued investments in research and development and through targeted acquisitions in order to broaden our Oracle Cloud offerings. For example, our Oracle Cloud Software-as-a-Service offerings, including our sales, marketing, customer service, financials, project management, human capital and talent management cloud solutions, among others, enable us to provide IT functionality that customers can use to manage critical business functions in a rapidly deployable delivery model with lower upfront customer investment. Certain of our enterprise-grade cloud computing offerings include infrastructure based upon our Oracle Engineered Systems, including our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud and Oracle SuperCluster products, among others. We designed our Oracle Engineered Systems to combine certain of our hardware and software offerings to increase computing performance relative to our competitors’ products, creating cost efficiencies, time savings and operational cost advantages for our customers. Our Oracle Engineered Systems provide the core infrastructure for our own on-premise IT data centers and those of our customers, and for cloud IT environments, including our own Oracle Cloud services, our partners’ cloud services and our customers’ cloud environments. We also continue to demonstrate our commitment to customer choice through ongoing enhancements to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products and services, among others.

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

We are organized into three businesses—software and cloud, hardware systems and services—which are further divided into certain operating segments. Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Our cloud infrastructure-as-a-service segment was established during our fiscal quarter ended May 31, 2014. Our results for the first quarter of fiscal 2015 and historical results for the first quarter of fiscal 2014 have been reclassified to reflect this new segment structure and will continue prospectively in our future filings. See Note 12 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for additional information related to our operating segments. In addition, an overview of our three businesses and related operating segments follows.

Software and Cloud Business

Our software and cloud business, which represented 77% of our total revenues on a trailing 4-quarter basis, is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, (2) cloud infrastructure-as-a-service and (3) software license updates and product support. On a constant currency basis, we expect that our software and cloud business’s total revenues generally will continue to increase due to continued demand for our software products and cloud software subscriptions offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow and continue to make investments in research and development.

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

The growth in our new software licenses and our SaaS and PaaS revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software offerings, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license transactions are characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues. New software licenses and cloud software subscriptions revenues represented 28% of our total revenues on a trailing 4-quarter basis. Our cloud software subscriptions contracts, which consist of SaaS and PaaS arrangements, are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our new software licenses and cloud software subscriptions segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software licenses and cloud software subscriptions segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud SaaS and PaaS obligations that we assumed in our business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

For certain of our acquired businesses, we recorded adjustments to reduce the cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to acquired contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $2 million and $3 million for the three months ended August 31, 2014 and 2013, respectively. To the extent underlying cloud

SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of these contracts over their respective contractual periods.

Cloud Infrastructure-as-a-Service:    Our cloud infrastructure-as-a-service offerings, which represented 1% of our total revenues on a trailing 4-quarter basis, provide deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; Oracle Engineered Systems hardware and related support that are deployed in our customers’ data centers for a monthly fee; and comprehensive software and hardware management and maintenance services arrangements for customer IT infrastructure for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities.

Software License Updates and Product Support:    Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration. Substantially all of our software license customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our software support contract customer base that renews its software support contracts, (2) the amount of new software support contracts sold in connection with the sale of new software licenses and (3) the amount of software support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented 48% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 90% and accounted for 77% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $1 million for the three months ended August 31, 2013. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 13% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our software and cloud business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

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

Our hardware products and services are designed to work in customer environments that may include other Oracle or non-Oracle hardware or software components. This flexible and open approach provides Oracle’s customers with a broad range of choices in deploying hardware systems, which we believe is a priority for our customers. Our hardware products and services also help customers manage growing amounts of data and business requirements, meet increasing compliance and regulatory demands and reduce energy, space and operational costs. We have also engineered our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems.

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

Our networking and data center fabric products, including Oracle Virtual Networking, and Oracle InfiniBand and Ethernet technologies, are used with our server and storage products and are integrated into our management tools to help enterprise customers improve infrastructure performance, reduce cost and complexity and simplify storage and server connectivity. We also offer hardware and software products and services for communications networks including network signaling, policy control and subscriber data management solutions, and session border control technology, among others.

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

Our quarterly hardware systems products revenues are difficult to predict. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large hardware transactions, among other factors, could substantially affect the amount of hardware systems products revenues, expenses and operating margins that we report.

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

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware systems support obligations assumed, and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $1 million and $5 million for the three months ended August 31, 2014 and 2013, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

Services Business

Our services business, which represented 10% of our total revenues on a trailing 4-quarter basis, is comprised of the remainder of our operating segments. Our services business has lower margins than our software and cloud and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues. Our services business’s offerings include:

•

consulting services that are designed to help our customers and global system integrator partners more successfully architect and deploy our products, including IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including Responsys, Inc. (Responsys) in the third quarter of fiscal 2014, among others.

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries. On July 3, 2014, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of common stock of MICROS at a purchase price of $68.00 per share, net to the seller in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Merger Agreement. On September 3, 2014, pursuant to the terms of the tender offer, we accepted and paid for approximately 80% of the outstanding shares of MICROS common stock tendered in the offer for approximately $4.1 billion in cash. We provided for a subsequent offering period through September 5, 2014 at the same purchase price of $68.00 per share and we accepted an additional 7% of MICROS common stock tendered through this date for approximately $330 million. On September 8, 2014, we effectuated the merger of MICROS with and into a wholly-owned subsidiary of Oracle pursuant to the terms of the Merger Agreement and applicable Maryland law and MICROS became an indirect, wholly-owned subsidiary of Oracle. Pursuant to the merger, shares of MICROS common stock that were outstanding and not acquired by us were converted into, and cancelled in exchange for, the right to receive $68.00 per share in cash. The unvested equity awards to acquire MICROS common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first quarter of fiscal 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 is impacted by our acquisitions, primarily our acquisition of Responsys in the third quarter of fiscal 2014.

In our discussion of changes in our results of operations from the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, we may qualitatively disclose the impacts of our acquired products (for the one year period subsequent to the acquisition date) to the growth in our new software licenses and cloud SaaS and PaaS revenues, software license updates and product support revenues, hardware systems products revenues and hardware systems support revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products. The contributions of our acquisitions to our other businesses and operating segments’ revenues and to the expense contributions for substantially all of our businesses and operating segments in each of the respective period comparisons are not provided in our discussions as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud SaaS and PaaS contracts and hardware systems support contracts, the amounts shown as cloud SaaS and PaaS deferred revenues, software license updates and product support deferred revenues, and hardware systems support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2014, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2014 and 2013, our financial statements would reflect reported revenues of $1.32 million in the first quarter of fiscal 2015 (using 1.32 as the month-end average exchange rate for the period) and $1.33 million in the first quarter of fiscal 2014 (using 1.33 as the month-end average exchange rate for the period). The constant currency presentation would translate the results for the first quarter of fiscal 2015 and 2014 using the May 31, 2014 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Total Revenues by Geography:
Americas	$4,620	2%	3%	$4,517
EMEA(1)	2,589	6%	4%	2,439
Asia Pacific(2)	1,387	-2%	-3%	1,416

Total revenues	8,596	3%	2%	8,372
Total Operating Expenses	5,633	2%	2%	5,499

Total Operating Margin	$2,963	3%	2%	$2,873

Total Operating Margin %	34%			34%
% Revenues by Geography:
Americas	54%			54%
EMEA	30%			29%
Asia Pacific	16%			17%
Total Revenues by Business:
Software and Cloud	$6,576	6%	6%	$6,193
Hardware Systems	1,165	-8%	-8%	1,261
Services	855	-7%	-8%	918

Total revenues	$8,596	3%	2%	$8,372

% Revenues by Business:
Software and Cloud	76%			74%
Hardware Systems	14%			15%
Services	10%			11%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

On a constant currency basis, our total revenues increased in the first quarter of fiscal 2015 by 2 percentage points due to increases in our software and cloud revenues, which were substantially attributable to growth in our software license updates and product support revenues and, to a lesser extent, our SaaS and PaaS revenues. The constant currency increase in our software and cloud revenues was partially offset by a decrease in our hardware systems revenues and by a decrease in our services revenues. On a constant currency basis, total revenues growth in the Americas and EMEA regions was partially offset by a decrease in Asia Pacific regional revenues.

Total constant currency operating expenses increased during the first quarter of fiscal 2015 primarily due to an increase in sales and marketing and research and development expenses resulting from increased headcount, higher variable compensation expenses that were primarily sales-based, and an increase in cloud SaaS and PaaS expenses to support the increase in our cloud SaaS and PaaS revenues. These constant currency expense increases in the first quarter of fiscal 2015 were partially offset by certain constant currency expense decreases, primarily in our hardware systems and services businesses, during the first quarter of fiscal 2015. In addition, we incurred lower amortization of intangible assets during the first quarter of fiscal 2015.

Excluding the effect of foreign currency rate fluctuations, our operating margin increased during the first quarter of fiscal 2015 due to our revenues growth, while our operating margin as a percentage of revenues was flat.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended August 31,
(in millions)	2014	2013
Cloud software-as-a-service and platform-as-a-service deferred revenues(1)	$2	$3
Software license updates and product support deferred revenues(1)	—	1
Hardware systems support deferred revenues(1)	1	5
Amortization of intangible assets(2)	547	595
Acquisition related and other(3)(5)	25	10
Restructuring(4)	69	56
Stock-based compensation(5)	212	198
Income tax effects(6)	(234)	(298)

	$622	$570

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to subscription contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million and $3 million for the three months ended August 31, 2014 and 2013, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amount of $1 million for the three months ended August 31, 2013. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $5 million for the three months ended August 31, 2014 and 2013, respectively.

Approximately $1 million of estimated cloud SaaS and PaaS revenues related to contracts assumed will not be recognized during the remainder of fiscal 2015 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $1 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during the remainder of fiscal 2015 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of August 31, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2015	$1,395
Fiscal 2016	1,345
Fiscal 2017	749
Fiscal 2018	611
Fiscal 2019	511
Fiscal 2020	387
Thereafter	592

Total intangible assets subject to amortization	5,590
In-process research and development	15

Total intangible assets, net	$5,605

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

The significant majority of restructuring expenses during the first quarter of fiscal 2015 and 2014 related to employee severance and facility exit costs in connection with our Fiscal 2013 Oracle Restructuring Plan (the 2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2014	2013
Sales and marketing	$43	$39
Cloud software-as-a-service and platform-as-a-service	2	2
Cloud infrastructure-as-a-service	1	1
Software license updates and product support	5	6
Hardware systems products	1	2
Hardware systems support	1	3
Services	6	6
Research and development	108	97
General and administrative	45	42

Subtotal	212	198
Acquisition related and other	3	2

Total stock-based compensation	$215	$200

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the first quarter of fiscal 2015 and 2014 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 21.5% and 21.8%, respectively, instead of 19.7% and 17.7%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets.

Software and Cloud Business

Our software and cloud business consists of our new software licenses and cloud software subscriptions segment, our cloud infrastructure-as-a-service segment and our software license updates and product support segment.

New Software Licenses and Cloud Software Subscriptions:    New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products. Cloud software subscriptions include revenues from our cloud SaaS and PaaS offerings, which grant customers access to a broad range of our software offerings on a subscription basis in a secure, standards-based, cloud computing environment that includes access, hosting, infrastructure management, the use of software updates, and support. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Costs associated with our new software licenses and cloud software subscriptions segment are included in sales and marketing expenses, cloud SaaS and PaaS expenses and amortization of intangible assets. These costs are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing our cloud SaaS and PaaS offerings and amortization of intangible assets.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$960	4%	4%	$926
EMEA	424	9%	8%	388
Asia Pacific	323	-5%	-6%	339

Total revenues	1,707	3%	3%	1,653
Expenses:
Cloud software-as-a-service and platform-as-a-service(1)	147	47%	46%	100
Sales and marketing(1)	1,435	7%	7%	1,339
Stock-based compensation	43	7%	7%	40
Amortization of intangible assets(2)	250	2%	2%	244

Total expenses	1,875	9%	8%	1,723

Total Margin	$(168)	140%	138%	$(70)

Total Margin %	-10%			-4%
% Revenues by Geography:
Americas	56%			56%
EMEA	25%			23%
Asia Pacific	19%			21%
Revenues by Software Offerings:
New software licenses	$1,370	-2%	-2%	$1,399
Cloud software-as-a-service and platform-as-a-service	337	32%	32%	254

Total new software licenses and cloud software subscriptions revenues	$1,707	3%	3%	$1,653

% Revenues by Software Offerings:
New software licenses	80%			85%
Cloud software-as-a-service and platform-as-a-service	20%			15%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions revenues increased by 3 percentage points in the first quarter of fiscal 2015 due to growth in our cloud SaaS and PaaS revenues, which was attributable to growth in our legacy SaaS and PaaS offerings and contributions from our recent acquisitions. These revenue increases were partially offset by a slight decline in our new software licenses revenues. Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions revenues growth in the Americas and EMEA regions were partially offset by a decline in revenues in the Asia Pacific region.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amounts of $2 million and $3 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarters of fiscal 2015 and 2014, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud SaaS and PaaS contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 20% in the first quarter of fiscal 2015 and represented 23% of our new software licenses revenues in the first quarter of fiscal 2015 in comparison to 28% in the first quarter of fiscal 2014.

Excluding the effect of favorable currency rate fluctuations, total new software licenses and cloud software subscriptions expenses increased in the first quarter of fiscal 2015 primarily due to higher employee related expenses from increased headcount, higher variable compensation expenses and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effect of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in the first quarter of fiscal 2015 as our total revenues increased at a slower rate than our total expenses for this operating segment.

Cloud Infrastructure-as-a-Service:    Our cloud infrastructure-as-a-service segment provides deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; Oracle Engineered Systems hardware and related support that are deployed in our customers’ data centers for a monthly fee; and comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities. Cloud infrastructure-as-a-service expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. For all periods presented, our cloud-infrastructure-as-a-service segment’s revenues and expenses were substantially attributable to our comprehensive software and hardware management, maintenance and hosting services.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Cloud Infastructure-as-a-Service Revenues:
Americas	$99	18%	18%	$84
EMEA	31	59%	47%	19
Asia Pacific	8	44%	46%	6

Total revenues	138	26%	25%	109
Expenses:
Cloud infastructure-as-a-service(1)	78	10%	9%	71
Sales and marketing(1)	18	33%	32%	14
Stock-based compensation	1	8%	8%	1

Total expenses	97	13%	12%	86

Total Margin	$41	75%	72%	$23

Total Margin %	29%			21%
% Revenues by Geography:
Americas	72%			77%
EMEA	22%			18%
Asia Pacific	6%			5%

(1)	Excluding stock-based compensation

On a constant currency basis, total cloud IaaS revenues increased in the first quarter of fiscal 2015 primarily due to growth in our legacy management, maintenance and hosting services. In constant currency, the Americas contributed 56%, EMEA contributed 35%, and Asia Pacific contributed 9% to our total cloud IaaS revenues growth.

On a constant currency basis, total cloud IaaS expenses increased during the first quarter of fiscal 2015 primarily due to increased employee related expenses associated with increased headcount.

Total margin and margin as a percentage of revenues for this segment increased during the first quarter of fiscal 2015 as total revenues increased at a faster rate than our total expenses for this operating segment.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Software License Updates and Product Support Revenues:
Americas	$2,555	5%	6%	$2,425
EMEA	1,537	9%	6%	1,409
Asia Pacific	639	7%	6%	597

Total revenues	4,731	7%	6%	4,431
Expenses:
Software license updates and product support(1)	267	-5%	-6%	282
Stock-based compensation	5	-4%	-4%	6
Amortization of intangible assets(2)	190	-8%	-8%	206

Total expenses	462	-6%	-7%	494

Total Margin	$4,269	8%	8%	$3,937

Total Margin %	90%			89%
% Revenues by Geography:
Americas	54%			55%
EMEA	32%			32%
Asia Pacific	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of unfavorable currency rate fluctuations, software license updates and product support revenues increased by 6% in the first quarter of fiscal 2015 as a result of new software licenses sold with substantially all of these customers electing to purchase software support contracts during the trailing 4-quarter period, and the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 35% and Asia Pacific contributed 13% to the increase in software license updates and product support revenues.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amount of $1 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first quarter of 2014. Historically, substantially all of our software license customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effect of favorable foreign currency rate fluctuations, total software license updates and product support expenses decreased during the first quarter of fiscal 2015 primarily due to a reduction in expenses related to certain statutory obligations in jurisdictions in which we operate and due to a decrease in amortization of intangible assets. Total margin and margin as a percentage of revenues for this segment increased during the first quarter of fiscal 2015 as our total revenues for this segment increased while our total expenses decreased.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Hardware Systems Products Revenues:
Americas	$282	-16%	-15%	$335
EMEA	160	-10%	-11%	177
Asia Pacific	136	-13%	-14%	157

Total revenues	578	-14%	-14%	669
Expenses:
Hardware systems products(1)	297	-10%	-10%	328
Sales and marketing(1)	210	-8%	-8%	228
Stock-based compensation	3	1%	1%	3
Amortization of intangible assets(2)	56	-33%	-33%	83

Total expenses	566	-12%	-12%	642

Total Margin	$12	-54%	-53%	$27

Total Margin %	2%			4%
% Revenues by Geography:
Americas	49%			50%
EMEA	28%			26%
Asia Pacific	23%			24%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, total hardware systems products revenues decreased in the first quarter of fiscal 2015, due to reductions in the sales volumes of certain of our legacy product lines, including lower margin products. This decrease was partially offset by incremental revenues from our recently acquired companies and increases in hardware revenues attributable to our sales of Oracle Engineered Systems.

In constant currency, total hardware systems products operating expenses decreased in the first quarter of fiscal 2015 primarily due to a reduction in hardware systems products costs associated with lower hardware revenues and a decrease in amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total margin and margin as a percentage of revenues decreased in the first quarter of fiscal 2015 due to a decrease in our total revenues at a faster rate than decreases in our total expenses for this segment.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Hardware Systems Support Revenues:
Americas	$301	-1%	-1%	$304
EMEA	178	-2%	-4%	181
Asia Pacific	108	1%	0%	107

Total revenues	587	-1%	-2%	592
Expenses:
Hardware systems support(1)	191	-8%	-9%	206
Stock-based compensation	1	-67%	-67%	3
Amortization of intangible assets(2)	47	-17%	-17%	58

Total expenses	239	-10%	-10%	267

Total Margin	$348	6%	6%	$325

Total Margin %	59%			55%
% Revenues by Geography:
Americas	51%			51%
EMEA	31%			31%
Asia Pacific	18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the impact of unfavorable currency rate fluctuations, hardware systems support revenues decreased by 2 percentage points primarily due to modest hardware support revenues declines in the Americas and EMEA regions.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $1 million and $5 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the first quarters of fiscal 2015 and 2014, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Total hardware systems support expenses decreased in the first quarter of fiscal 2015 primarily due to a reduction in employee related expenses attributable to decreased headcount, reduced service delivery costs due to operational initiatives and decreased amortization of intangible assets.

Excluding the effect of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in the first quarter of fiscal 2015 due to the reductions in our total expenses for this segment.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Services Revenues:
Americas	$423	-5%	-4%	$443
EMEA	259	-2%	-4%	265
Asia Pacific	173	-18%	-19%	210

Total revenues	855	-7%	-8%	918
Expenses:
Services(1)	685	-4%	-5%	714
Stock-based compensation	6	-11%	-11%	6
Amortization of intangible assets(2)	4	-8%	-8%	4

Total expenses	695	-4%	-5%	724

Total Margin	$160	-17%	-18%	$194

Total Margin %	19%			21%
% Revenues by Geography:
Americas	50%			48%
EMEA	30%			29%
Asia Pacific	20%			23%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effect of currency rate fluctuations, our total services revenues decreased in the first quarter of fiscal 2015 due primarily to revenue decreases in our consulting services segment.

Excluding the effect of currency rate fluctuations, our total services expenses decreased during the first quarter of fiscal 2015 primarily due to expense decreases in our consulting services segment that were primarily attributable to decreased headcount, lower variable compensation, lower external contractor costs, and lower intangible asset amortization.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the first quarter of fiscal 2015 due to a reduction in total revenues for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Research and development(1)	$1,221	7%	7%	$1,140
Stock-based compensation	108	10%	10%	97

Total expenses	$1,329	7%	7%	$1,237

% of Total Revenues	16%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2015 primarily due to increases in employee related expenses from increased headcount.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
General and administrative(1)	$231	6%	6%	$218
Stock-based compensation	45	5%	5%	42

Total expenses	$276	6%	5%	$260

% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the first quarter of fiscal 2015 primarily due to higher variable compensation expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Software support agreements and related relationships	$139	-4%	-4%	$145
Hardware systems support agreements and related relationships	35	0%	0%	35
Developed technology	167	-12%	-12%	190
Core technology	61	-27%	-27%	83
Customer relationships and contract backlog	72	-22%	-22%	92
SaaS and PaaS agreements and related relationships and other	48	50%	50%	32
Trademarks	25	39%	39%	18

Total amortization of intangible assets	$547	-8%	-8%	$595

Amortization of intangible assets decreased during the first quarter of fiscal 2015 as certain of our intangible assets pertaining to our legacy acquisitions became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions, including our acquisition of Responsys in fiscal 2014, among others.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Transitional and other employee related costs	$9	39%	37%	$6
Stock-based compensation	3	29%	29%	2
Professional fees and other, net	13	354%	341%	3
Business combination adjustments, net	—	-86%	-86%	(1)

Total acquisition related and other expenses	$25	138%	134%	$10

On a constant currency basis, the increase in acquisition related and other expenses during the first quarter of fiscal 2015 was primarily due to an increase in certain employee-based costs and was also attributable to a net benefit in the first quarter of fiscal 2014, which related to certain statutory obligations for jurisdictions in which certain of our legacy acquisitions operated and which reduced our expenses during the first quarter of fiscal 2014.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Restructuring expenses	$69	23%	21%	$56

Restructuring expenses in the first quarters of fiscal 2015 and 2014 primarily related to our 2013 Restructuring Plan, which our management approved, committed to and initiated in order to restructure and further improve efficiencies in our operations. We amended the 2013 Restructuring Plan in the third quarter of fiscal 2013 and in the first quarter of fiscal 2014 to reflect additional actions that we expect to take to improve efficiencies in our operations. The total estimated restructuring costs associated with the 2013 Restructuring Plan are $705 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2013 Restructuring Plan were approximately $126 million as of August 31, 2014. The majority of the remaining costs are expected to be incurred through the end of fiscal 2015. Our estimated costs may be subject to change in future periods.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Interest expense	$261	21%	21%	$217

Interest expense increased in the first quarter of fiscal 2015 primarily due to higher average borrowings resulting from our issuances of $10.0 billion of senior notes in July 2014 and $3.0 billion and €2.0 billion of senior notes in July 2013. This increase was partially offset by a reduction in interest expense resulting from the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014. See Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2015 borrowings.

Non-Operating Income, net:    Non-operating income, net consists primarily of interest income, net foreign currency exchange gains (losses), the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Japan) and net other income (losses) including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Interest income	$89	56%	53%	$57
Foreign currency losses, net	(41)	18%	22%	(35)
Noncontrolling interests in income	(46)	163%	163%	(17)
Other income, net	14	800%	803%	2

Total non-operating income, net	$16	144%	80%	$7

On a constant currency basis, our non-operating income, net increased during the first quarter of fiscal 2015 primarily due to an increase in interest income resulting from higher average cash and marketable securities balances.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2014	Actual	Constant	2013
Provision for income taxes	$534	13%	12%	$472

Effective tax rate	19.7%			17.7%

Provision for income taxes in the first quarter of fiscal 2015 increased, relative to the provision for income taxes during the first quarter of fiscal 2014, due to the effects of acquisition related settlements with tax authorities in the first quarter of fiscal 2014, partially offset by a tax favorable change in the jurisdictional mix of our earnings in the first quarter of fiscal 2015.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2014	Change	May 31, 2014
Working capital	$44,817	33%	$33,749
Cash, cash equivalents and marketable securities	$51,616	33%	$38,819

Working capital:    The increase in working capital as of August 31, 2014 in comparison to May 31, 2014 was primarily due to our issuance of $10.0 billion of long-term senior notes in July 2014, the favorable impact to our net current assets resulting from our net income during the first quarter of fiscal 2015, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by cash used for acquisitions, cash used for repurchases of our common stock and cash used to pay dividends to our stockholders, all of which occurred during the first quarter of fiscal 2015. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2014 in comparison to May 31, 2014 was due to an increase in cash generated from our operating activities, our issuance of $10.0 billion of senior notes in July 2014, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by repurchases of our common stock, cash paid for acquisitions, the repayment of $1.5 billion of senior notes and the payment of cash dividends to our stockholders during the first quarter of fiscal 2015. Cash, cash equivalents and marketable securities included $39.2 billion held by our foreign subsidiaries as of August 31, 2014, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first quarter of fiscal 2015, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of August 31, 2014 relative to what we would have reported using constant currency rates from our May 31, 2014 balance sheet date.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 37 days at August 31, 2014 compared with 48 days at May 31, 2014. The days sales outstanding calculation excluded the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware systems support obligations to fair value. Our decline in days sales outstanding was primarily due to strong collections in our first quarter of fiscal 2015 and seasonality resulting in a large volume of software license and software support balances outstanding as of May 31, 2014.

	Three Months Ended August 31,
(Dollars in millions)	2014	Change	2013
Net cash provided by operating activities	$6,728	7%	$6,292
Net cash used for investing activities	$(6,700)	91%	$(3,501)
Net cash provided by financing activities	$6,520	179%	$2,341

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new software licenses, cloud SaaS and PaaS offerings, hardware systems products, hardware systems support arrangements, and services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware systems products, taxes and leased facilities.

Net cash provided by operating activities increased in the first quarter of fiscal 2015 primarily due to certain cash favorable changes in working capital balances, primarily cash favorable movements associated with income taxes payable and deferred revenues, relative to the corresponding changes for these balances in the prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first quarter of fiscal 2015 due to an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and an increase in capital expenditures, partially offset by a decrease in cash used for acquisitions, net of cash acquired, in each case compared to the first quarter of fiscal 2014.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash provided by financing activities in the first quarter of fiscal 2015 increased in comparison to the first quarter of fiscal 2014 primarily due to a net increase in borrowings in the first quarter of fiscal 2015 (we issued $10.0 billion of senior notes during the first quarter of fiscal 2015 in comparison to €2.0 billion and $3.0 billion of senior notes during the first quarter of fiscal 2014), lower stock repurchase activity during the first quarter of fiscal 2015 and an increase in proceeds from issuances of common stock during the first quarter of fiscal 2015. These favorable impacts to our financing cash flows during the first quarter of fiscal 2015 were partially offset by the repayment of $1.5 billion of borrowings pursuant to senior notes maturities during the first quarter of fiscal 2015 (no repayments during the first quarter of fiscal 2014).

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2014	Change	2013
Net cash provided by operating activities	$15,357	3%	$14,845
Capital expenditures(1)	(628)	-5%	(664)

Free cash flow	$14,729	4%	$14,181

Net income	$10,948		$11,082

Free cash flow as percent of net income	135%		128%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our condensed consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $156 million and $236 million, respectively, or approximately 11% and 17%, respectively, of our new software licenses revenues in the first quarters of fiscal 2015 and 2014, and $26 million and $34 million, respectively, or approximately 4% and 5%, respectively, of our hardware systems products revenues in the first quarters of fiscal 2015 and 2014.

Recent Financing Activities:

Senior Notes:    In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes), $2.0 billion of 2.25% notes due October 2019 (2019 Notes), $1.5 billion of 2.80% notes due July 2021 (2021 Notes), $2.0 billion of 3.40% notes due July 2024 (2024 Notes), $1.75 billion of 4.30% notes due July 2034 (2034 Notes) and $1.0 billion of 4.50% notes due July 2044 (2044 Notes, and together with the 2017 Notes, 2019 Floating Rate Notes, 2019 Notes, 2021 Notes, 2024 Notes and 2034 Notes, the Senior Notes).

We issued the Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, our acquisition of MICROS Systems, Inc. in September 2014 and future acquisitions, and repayment of indebtedness. Additional details regarding the Senior Notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

In July 2014, our 3.75% senior notes due July 2014 (2014 Notes) for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

Interest Rate Swap Agreements:    In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of August 31, 2014, our 2019 Notes and 2021 Notes had effective interest rates of 0.72% and 0.87%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 6 and 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $2.3 billion remained available for stock repurchases as of August 31, 2014 pursuant to our stock repurchase program prior to the additional amount authorized in September 2014. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    During the first quarter of fiscal 2015, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 other than those items noted under Recent Financing Activities—Senior Notes and—Interest Rate Swap Agreements above and the acquisition of MICROS Systems, Inc. (MICROS) described below.

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS, a provider of integrated software, hardware and services solutions to the hospitality and retail industries. On July 3, 2014, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of common stock of MICROS at a purchase price of $68.00 per share, net to the seller in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Merger Agreement. On September 3, 2014, pursuant to the terms of the tender offer, we accepted and paid for approximately 80% of the outstanding shares of MICROS common stock tendered in the offer for approximately $4.1 billion in cash. We provided for a subsequent offering period through September 5, 2014 at the same purchase price of $68.00 per share and we accepted an additional 7% of MICROS common stock tendered through this date for approximately $330 million. On September 8, 2014, we effectuated the merger of MICROS with and into a wholly-owned subsidiary of Oracle pursuant to the terms of the Merger Agreement and applicable Maryland law and MICROS became an indirect, wholly-owned subsidiary of Oracle. Pursuant to the merger, shares of MICROS common stock that were outstanding and not acquired by us were converted into, and cancelled in exchange for, the right to receive $68.00 per share in cash. The unvested equity awards to acquire MICROS common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We also have entered into certain other non-material agreements to acquire other companies and expect these proposed acquisitions to close during the second quarter of fiscal 2015.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements, including the acquisitions of MICROS and others. In addition, we believe we could fund any future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2011 has been a weighted average annualized rate of 2.2% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at May 31, 2014, which generally have a 10-year exercise period, approximately 1.0% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2014, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 11.0%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes) and $8.25 billion of fixed rate notes, all of which are further described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $32.6 billion as of August 31, 2014, consisting of $30.3 billion of fixed rate borrowings and $2.3 billion of floating rate borrowings (Floating Rate Notes).

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $2.0 billion of 2.25% senior notes due October 2019 (2019 Notes) and our $1.5 billion of 2.80% senior notes due July 2021 (2021 Notes) so that the interest payable on the 2019 Notes and the 2021 Notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes) so that the interest payable on the January 2019 Notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements and the 2019 Notes, 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to match, including the notional amounts and maturity dates. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivates and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 6 and 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

By issuing the Floating Rate Notes and entering into the aforementioned interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of August 31, 2014, the weighted average interest rate associated with our Floating Rate Notes and January 2019 Notes, 2019 Notes and 2021 Notes, after considering the effects of the aforementioned interest rate swap arrangements, was 0.75%. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of August 31, 2014, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $73 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

In July 2014, our 3.75% senior notes due July 2014 for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2015. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 for a more complete discussion of the market risks we encounter.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    Based on our management’s evaluation (with the participation of our Principal Executive Officers and our Principal Financial Officer), as of the end of the period covered by this Quarterly Report, our Principal Executive Officers and our Principal Financial Officer have concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Principal Executive Officers and our Principal Financial Officer) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls:    Our management, including our Principal Executive Officers and our Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $2.3 billion remained available for stock repurchases as of August 31, 2014 pursuant to our stock repurchase program prior to the additional amount authorized in September 2014.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2014—June 30, 2014	15.7	$41.74	15.7	$3,671.9
July 1, 2014—July 31, 2014	17.0	$40.55	17.0	$2,984.4
August 1, 2014—August 31, 2014	16.1	$40.72	16.1	$2,328.2

Total	48.8	$40.99	48.8

Item 5.    Other Information

On July 24, 2014, as part of its approval of annual equity awards to our named executive officers (“NEOs”), the Compensation Committee of the Board of Directors approved performance stock units (“PSUs”) as a portion of each NEO’s overall annual equity grant.

For Mr. Ellison, Ms. Catz and Mr. Hurd, the PSUs are performance-based with one-half (1/2) of the PSUs having a revenue growth metric, and one-half (1/2) of the PSUs having an operating cash flow metric. The potential PSU payouts are based on Oracle’s performance in these two areas as compared against a weighted average index of the performance of seven technology peer companies (the “PSU Peer Group”). For our other named executive officers, Mr. Kurian and Mr. Fowler, the PSUs are performance-based, in each case having a revenue growth metric based on certain lines of business for which such named executive officer has responsibility and oversight. The grants made in July 2014 will be eligible to become earned and vested over four fiscal years.

Certain of the foregoing grants were modified and new grants were made in September 2014 in conjunction with certain management appointments as discussed in our proxy statement and report on Form 8-K filed on the date hereof.

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

4.13	Forms of Floating Rate Note due 2017, Floating Rate Note due 2019, 2.25% Note due 2019, 2.80% Note due 2021, 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate setting forth the terms of the Notes	8-K	001-35992	4.13	7/08/14	Oracle Corporation

10.15*	Oracle Corporation Stock Unit Award Deferred Compensation Plan						X

10.16*	Form of Performance Stock Unit Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Section 16 Officers						X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2014 and May 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements						X

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 23, 2014	By:	/S/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 23, 2014	By:	/S/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer