Form 10-Q
period 2014-11-30
ORACLE CORP
filed 2014-12-19
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

The number of shares of registrant’s common stock outstanding as of December 12, 2014 was: 4,391,367,000.

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

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2015 Oracle Restructuring Plan and the improved efficiencies in our operations that such Plan will have;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2015, which runs from June 1, 2014 to May 31, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2014 and May 31, 2014

(Unaudited)

(in millions, except per share data)	November 30, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,153	$17,769
Marketable securities	28,580	21,050
Trade receivables, net of allowances for doubtful accounts of $272 and $306 as of November 30, 2014 and May 31, 2014, respectively	4,326	6,087
Inventories	208	189
Deferred tax assets	907	914
Prepaid expenses and other current assets	1,866	2,129

Total current assets	52,040	48,138

Non-current assets:
Property, plant and equipment, net	3,169	3,061
Intangible assets, net	7,167	6,137
Goodwill	33,383	29,652
Deferred tax assets	427	837
Other assets	2,119	2,519

Total non-current assets	46,265	42,206

Total assets	$98,305	$90,344

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current and other current borrowings	$—	$1,508
Accounts payable	490	471
Accrued compensation and related benefits	1,546	1,940
Income taxes payable	440	416
Deferred revenues	6,816	7,269
Other current liabilities	2,693	2,785

Total current liabilities	11,985	14,389

Non-current liabilities:
Notes payable and other non-current borrowings	32,456	22,667
Income taxes payable	4,231	4,184
Other non-current liabilities	1,671	1,657

Total non-current liabilities	38,358	28,508

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,398 shares and 4,464 shares as of November 30, 2014 and May 31, 2014, respectively	22,039	21,077
Retained earnings	25,972	25,965
Accumulated other comprehensive loss	(468)	(164)

Total Oracle Corporation stockholders’ equity	47,543	46,878
Noncontrolling interests	419	569

Total equity	47,962	47,447

Total liabilities and equity	$98,305	$90,344

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2014 and 2013

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenues:
New software licenses	$2,045	$2,121	$3,415	$3,519
Cloud software-as-a-service and platform-as-a-service	361	259	698	513
Cloud infrastructure-as-a-service	155	97	293	206
Software license updates and product support	4,768	4,516	9,499	8,948

Software and cloud revenues	7,329	6,993	13,905	13,186
Hardware systems products	717	714	1,295	1,383
Hardware systems support	617	609	1,204	1,201

Hardware systems revenues	1,334	1,323	2,499	2,584
Services revenues	935	959	1,790	1,877

Total revenues	9,598	9,275	18,194	17,647

Operating expenses:
Sales and marketing(1)	1,897	1,877	3,603	3,497
Cloud software-as-a-service and platform-as-a-service(1)	165	104	314	206
Cloud infrastructure-as-a-service	87	76	166	148
Software license updates and product support(1)	296	285	568	573
Hardware systems products(1)	369	369	667	699
Hardware systems support(1)	218	214	410	423
Services(1)	764	759	1,455	1,479
Research and development	1,389	1,273	2,718	2,510
General and administrative	272	262	547	522
Amortization of intangible assets	568	577	1,116	1,172
Acquisition related and other	(20)	17	4	27
Restructuring	51	52	120	108

Total operating expenses	6,056	5,865	11,688	11,364

Operating income	3,542	3,410	6,506	6,283
Interest expense	(282)	(230)	(544)	(446)
Non-operating income, net	9	23	25	29

Income before provision for income taxes	3,269	3,203	5,987	5,866
Provision for income taxes	767	650	1,302	1,122

Net income	$2,502	$2,553	$4,685	$4,744

Earnings per share:
Basic	$0.57	$0.56	$1.06	$1.04

Diluted	$0.56	$0.56	$1.04	$1.02

Weighted average common shares outstanding:
Basic	4,417	4,535	4,434	4,571

Diluted	4,505	4,600	4,527	4,637

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2014 and 2013

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013
Net income	$2,502	$2,553	$4,685	$4,744
Other comprehensive (loss) income, net of tax:
Net foreign currency translation (losses) gains	(283)	80	(367)	(107)
Net unrealized gains on defined benefit plans	3	3	6	6
Net unrealized gains (losses) on marketable securities	5	11	21	(18)
Net unrealized gains (losses) on cash flow hedges	—	24	36	(8)

Total other comprehensive (loss) income, net	(275)	118	(304)	(127)

Comprehensive income	$2,227	$2,671	$4,381	$4,617

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2014 and 2013

(Unaudited)

	Six Months Ended November 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$4,685	$4,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	324	302
Amortization of intangible assets	1,116	1,172
Deferred income taxes	(321)	(207)
Stock-based compensation	455	382
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	136	129
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(74)	(71)
Other, net	103	51
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,813	1,989
Decrease in inventories	14	13
Decrease in prepaid expenses and other assets	439	247
Decrease in accounts payable and other liabilities	(861)	(533)
Increase (decrease) in income taxes payable	191	(343)
Decrease in deferred revenues	(230)	(437)

Net cash provided by operating activities	7,790	7,438

Cash flows from investing activities:
Purchases of marketable securities and other investments	(17,514)	(18,558)
Proceeds from maturities and sales of marketable securities and other investments	10,153	13,955
Acquisitions, net of cash acquired	(5,122)	(1,748)
Capital expenditures	(426)	(279)

Net cash used for investing activities	(12,909)	(6,630)

Cash flows from financing activities:
Payments for repurchases of common stock	(4,087)	(5,801)
Proceeds from issuances of common stock	900	765
Payments of dividends to stockholders	(1,070)	(1,099)
Proceeds from borrowings, net of issuance costs	9,945	5,566
Repayments of borrowings	(1,500)	—
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	74	71
Distributions to noncontrolling interests	(196)	(28)

Net cash provided by (used for) financing activities	4,066	(526)

Effect of exchange rate changes on cash and cash equivalents	(563)	(1)

Net (decrease) increase in cash and cash equivalents	(1,616)	281
Cash and cash equivalents at beginning of period	17,769	14,613

Cash and cash equivalents at end of period	$16,153	$14,894

Non-cash investing and financing transactions:
Fair value of stock options assumed in connection with acquisitions	$6	$—
Increase (decrease) in unsettled repurchases of common stock	$1	$(12)
Increase in unsettled investment purchases	$222	$—

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

We adopted Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern, during the three months ended November 30, 2014, which had no impact on our reported financial position or results of operations and cash flows. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of other new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013
Transitional and other employee related costs	$23	$5	$32	$11
Stock-based compensation	1	1	4	4
Professional fees and other, net	(44)	11	(32)	13
Business combination adjustments, net	—	—	—	(1)

Total acquisition related and other expenses	$(20)	$17	$4	$27

Included in acquisition related and other expenses during the fiscal 2015 periods presented is a $53 million benefit related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013
Interest income	$79	$65	$168	$122
Foreign currency losses, net	(32)	(44)	(73)	(79)
Noncontrolling interests in income	(37)	(35)	(83)	(52)
Other (losses) income, net	(1)	37	13	38

Total non-operating income, net	$9	$23	$25	$29

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $197 million and $921 million for the three and six months ended November 30, 2014, respectively, and $216 million and $1.0 billion for the three and six months ended November 30, 2013, respectively.

Recent Accounting Pronouncements

Share-Based Payments with Performance Targets:    In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation (ASC 718), as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. While we are currently evaluating the impact of our pending adoption on ASU 2014-12 on our consolidated financial statements, we do not expect the adoption will have a material impact on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

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

Reporting Discontinued Operations:    In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and to enhance the related disclosure requirements. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2016 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. While we are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements, we do not expect the adoption will have a material impact on our consolidated financial statements.

2.	ACQUISITIONS

Acquisition of MICROS Systems, Inc.

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries. On July 3, 2014, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of common stock of MICROS at a purchase price of $68.00 per share, net to the holder in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Merger Agreement. Between September 3, 2014 and September 8, 2014, pursuant to the terms of the tender offer, we accepted and paid for the substantial majority of outstanding shares of MICROS common stock. On September 8, 2014, we effectuated the merger of MICROS with and into a wholly-owned subsidiary of Oracle pursuant to the terms of the Merger Agreement and applicable Maryland law and MICROS became an indirect, wholly-owned subsidiary of Oracle. Pursuant to the merger, shares of MICROS common stock that remained outstanding and were not acquired by us were converted into, and cancelled in exchange for, the right to receive $68.00 per share in cash. The unvested equity awards to acquire MICROS common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We acquired MICROS to, among other things, expand our software and cloud, hardware and related services offerings for hotels, food and beverage industries, facilities, and retailers. We have included the financial results of MICROS in our consolidated financial statements from the date of acquisition.

Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

to assist us in determining the fair values of the net assets acquired during the measurement period. The following table summarizes the estimated preliminary fair values of net assets acquired from MICROS:

(in millions)
Cash and cash equivalents	$675
Trade receivables, net	191
Inventories	37
Goodwill	3,304
Intangible assets	1,966
Other assets	160
Accounts payable and other liabilities	(340)
Deferred tax liabilities, net	(620)
Deferred revenues	(126)

Total	$5,247

We do not expect the goodwill recognized as a part of the MICROS acquisition to be deductible for income tax purposes.

Other Fiscal 2015 Acquisitions

During the first half of fiscal 2015, we acquired certain other companies primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

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

Other Fiscal 2014 Acquisitions

During fiscal 2014, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $2.3 billion, which consisted primarily of cash consideration, and we recorded $238 million of net tangible liabilities, related primarily to deferred tax liabilities, $1.1 billion of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

The initial purchase price calculation and related accounting for certain of our fiscal 2014 acquisitions is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for certain of our acquisitions completed during fiscal 2014 were based upon preliminary calculations and valuations and our

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, MICROS, Responsys, and certain other companies that we acquired since the beginning of fiscal 2014 (which were considered relevant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2014. The pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions, including our amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2014. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2014.

The unaudited pro forma financial information for the three and six months ended November 30, 2014 combined the historical results of Oracle for the three and six months ended November 30, 2014, the historical results of MICROS for the three and six months ended June 30, 2014 (adjusted due to differences in reporting periods and considering the date we acquired MICROS), the historical results of certain other companies that we acquired since the beginning of fiscal 2015 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2013 combined the historical results of Oracle for the three and six months ended November 30, 2013, the historical results of MICROS for the three and six months ended December 31, 2013 (due to differences in reporting periods), the historical results of Responsys for the three and six months ended September 30, 2013 (due to differences in reporting periods), the historical results of certain other companies that we acquired since the beginning of fiscal 2014 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2014	2013	2014	2013
Total revenues	$9,609	$9,709	$18,588	$18,484
Net income	$2,501	$2,516	$4,706	$4,638
Basic earnings per share	$0.57	$0.55	$1.06	$1.01
Diluted earnings per share	$0.56	$0.55	$1.04	$1.00

3.	FAIR VALUE MEASUREMENTS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	November 30, 2014			May 31, 2014
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
U.S. Treasury securities	$726	$—	$726	$—	$—	$—
Commercial paper debt securities	—	9,775	9,775	—	7,969	7,969
Corporate debt securities and other	168	21,911	22,079	119	16,538	16,657
Derivative financial instruments	—	45	45	—	97	97

Total assets	$894	$31,731	$32,625	$119	$24,604	$24,723

Liabilities:
Derivative financial instruments	$—	$39	$39	$—	$—	$—

Our marketable securities investments consisted of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of November 30, 2014 and May 31, 2014, approximately 42% and 45%, respectively, of our marketable securities investments mature within one year and 58% and 55%, respectively, mature within one to four years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $32.5 billion and $24.2 billion of borrowings, which consisted of senior notes that were outstanding as of November 30, 2014 and May 31, 2014, respectively, the estimated fair values of our borrowings using Level 2 inputs at November 30, 2014 and May 31, 2014 were $34.8 billion and $26.4 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	November 30, 2014	May 31, 2014
Raw materials	$66	$74
Work-in-process	34	28
Finished goods	108	87

Total	$208	$189

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2015 and the net book value of intangible assets at November 30, 2014 and May 31, 2014 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2014	Additions(1)	November 30, 2014	May 31, 2014	Expense	November 30, 2014	May 31, 2014	November 30, 2014
Software support agreements and related relationships	$5,218	$948	$6,166	$(4,403)	$(295)	$(4,698)	$815	$1,468	14 years
Hardware systems support agreements and related relationships	969	66	1,035	(530)	(72)	(602)	439	433	8 years
Developed technology	4,387	785	5,172	(2,176)	(348)	(2,524)	2,211	2,648	9 years
Core technology	1,617	—	1,617	(1,294)	(104)	(1,398)	323	219	N.A.
Customer relationships and contract backlog	2,054	158	2,212	(1,459)	(157)	(1,616)	595	596	5 years
SaaS and PaaS agreements and related relationships and other	1,789	129	1,918	(305)	(98)	(403)	1,484	1,515	11 years
Trademarks	516	90	606	(276)	(42)	(318)	240	288	20 years

Total intangible assets subject to amortization	16,550	2,176	18,726	(10,443)	(1,116)	(11,559)	6,107	7,167	12 years
In-process research and development	30	(30)	—	—	—	—	30	—	N.A.

Total intangible assets, net	$16,580	$2,146	$18,726	$(10,443)	$(1,116)	$(11,559)	$6,137	$7,167

(1)	The substantial majority of intangible assets acquired during fiscal 2015 related to our acquisition of MICROS.

(2)	Represents weighted average useful lives of intangible assets acquired during fiscal 2015.

Total amortization expense related to our intangible assets was $568 million and $1.1 billion for the three and six months ended November 30, 2014, respectively, and $577 million and $1.2 billion for the three and six months ended November 30, 2013, respectively. As of November 30, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2015	$1,008
Fiscal 2016	1,574
Fiscal 2017	951
Fiscal 2018	806
Fiscal 2019	699
Fiscal 2020	549
Thereafter	1,580

Total intangible assets, net	$7,167

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2014 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(2)	Total
Balances as of May 31, 2014	$13,139	$12,472	$2,082	$1,959	$29,652
Goodwill from acquisitions	377	15	—	3,311	3,703
Goodwill adjustments(1)	9	(1)	19	1	28

Balances as of November 30, 2014	$13,525	$12,486	$2,101	$5,271	$33,383

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(2)

Represents goodwill allocated to our other operating segments and, as of November 30, 2014, approximately $3.3 billion of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations, including for MICROS.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes), $2.0 billion of 2.25% notes due October 2019 (2019 Notes), $1.5 billion of 2.80% notes due July 2021 (2021 Notes), $2.0 billion of 3.40% notes due July 2024 (2024 Notes), $1.75 billion of 4.30% notes due July 2034 (2034 Notes) and $1.0 billion of 4.50% notes due July 2044 (2044 Notes and, together with the 2017 Notes, 2019 Floating Rate Notes, 2019 Notes, 2021 Notes, 2024 Notes and 2034 Notes, the Senior Notes). The floating rate notes bear interest at a floating rate equal to three-month LIBOR plus 0.20% for the 2017 Notes and 0.51% for the 2019 Floating Rate Notes (0.43% and 0.74% as of November 30, 2014, respectively) with interest payable quarterly. We issued the Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, our acquisition of MICROS and future acquisitions, and repayment of indebtedness.

The effective interest yields of the 2019 Notes, 2021 Notes, 2024 Notes, 2034 Notes and 2044 Notes (collectively, the Fixed Rate Senior Notes) at November 30, 2014 were 2.27%, 2.82%, 3.43%, 4.30% and 4.50%, respectively, and interest is payable semi-annually. In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR (0.72% and 0.87%, respectively, at November 30, 2014; see Note 9 for additional information). We may redeem some or all of the Fixed Rate Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. The 2017 Notes and 2019 Floating Rate Notes may not be redeemed prior to their maturity.

The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program and all existing and future unsecured senior indebtedness of Oracle Corporation (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 for further information on our commercial paper program and other borrowings). All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at November 30, 2014.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

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

Fiscal 2015 Oracle Restructuring Plan

During the second quarter of fiscal 2015, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisition of MICROS and certain other operational activities (2015 Restructuring Plan). The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $13 million of restructuring expenses in connection with the 2015 Restructuring Plan in the first half of fiscal 2015 and we expect to incur the majority of the estimated remaining $613 million through the end of fiscal 2016. Any changes to the estimates of executing the 2015 Restructuring Plan will be reflected in our future results of operations.

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (2013 Restructuring Plan). Restructuring costs associated with the 2013 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $120 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first half of fiscal 2015. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of November 30, 2014, a portion of which remained outstanding for cash settlement.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

Summary of All Plans

(in millions)	Accrued May 31, 2014(2)	Six Months Ended November 30, 2014				Accrued November 30, 2014(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$—	$—	$—	$—	$—	$—	$110
Software license updates and product support	—	—	—	—	—	—	—	209
Hardware systems business	—	—	—	—	—	—	—	65
Services	—	—	—	—	—	—	—	101
General and administrative and other	—	13	—	(9)	—	4	13	141

Total Fiscal 2015 Oracle Restructuring Plan	$—	$13	$—	$(9)	$—	$4	$13	$626

Total Fiscal 2013 Oracle Restructuring Plan(6)	$61	$128	$(8)	$(102)	$(6)	$73

Total other restructuring plans(6)	$108	$4	$(17)	$(24)	$—	$71

Total restructuring plans	$169	$145	$(25)	$(135)	$(6)	$148

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at November 30, 2014 and May 31, 2014 included $106 million and $100 million, respectively, recorded in other current liabilities, and $42 million and $69 million, respectively, recorded in other non-current liabilities.

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2014	May 31, 2014
Software license updates and product support	$5,520	$5,909
Hardware systems support and other	621	664
Services	340	364
Cloud SaaS, PaaS and IaaS	242	248
New software licenses	93	84

Deferred revenues, current	6,816	7,269
Deferred revenues, non-current (in other non-current liabilities)	408	404

Total deferred revenues	$7,224	$7,673

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

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

Cash Flow Hedges—Cross Currency Swap Agreements

In connection with the issuance of our €1.25 billion of 2.25% senior notes due January 2021 (January 2021 Notes), we entered into certain cross-currency swap agreements to manage the related foreign currency exchange

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

risk by effectively converting the fixed-rate, Euro denominated January 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the January 2021 Notes by fixing the principal amount of the January 2021 Notes at $1.6 billion with a fixed annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. The critical terms of the cross-currency swap agreements correspond to the January 2021 Notes, including the annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the January 2021 Notes.

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the six months ended November 30, 2014. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the six months ended November 30, 2014.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 for additional information regarding these contracts). As of November 30, 2014 and May 31, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.0 billion and $3.6 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.0 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

November 30, 2014 and May 31, 2014. Included in our non-operating income, net were $66 million and $35 million of net gains related to these forward contracts for the three and six months ended November 30, 2014, respectively, and $77 million and $9 million of net losses for the three and six months ended November 30, 2013, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

	November 30, 2014		May 31, 2014
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$45	Other assets	$15

Interest rate swap agreements designated as fair value hedges	Not applicable	$—	Prepaid expenses and other current assets	$8

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(39)	Other assets	$74

Foreign currency borrowings designated as net investment hedge	Notes payable and other non-current borrowings	$(1,088)	Notes payable and other non-current borrowings	$(1,116)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of (Loss) Gain Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of (Loss) Gain Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013		2014	2013	2014	2013
Cross-currency swap agreements designated as cash flow hedges	$(96)	$46	$(113)	$48	Non-operating income, net	$(96)	$22	$(149)	$56

Foreign currency borrowings designated as net investment hedge	$57	$(14)	$89	$(27)	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative					Location and Amount of (Loss) Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)		2014	2013	2014	2013		2014	2013	2014	2013
Interest rate swap agreements designated as fair value hedges	Interest expense	$38	$22	$22	$(1)	Interest expense	$(38)	$(22)	$(22)	$1

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $13.2 billion remained available for stock repurchases as of November 30, 2014, pursuant to our stock repurchase program. We repurchased 101.6 million shares for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

$4.1 billion during the six months ended November 30, 2014 (including 2.3 million shares for $95 million that were repurchased but not settled) and 176.1 million shares for $5.8 billion during the six months ended November 30, 2013 under the stock repurchase program.

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

Dividends on Common Stock

During the six months ended November 30, 2014, our Board of Directors declared cash dividends of $0.24 per share of our outstanding common stock, which we paid during the same period.

In December 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share of our outstanding common stock payable on January 28, 2015 to stockholders of record as of the close of business on January 7, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first half of fiscal 2015, we issued 35 million stock options and 24 million restricted stock-based awards, which primarily included awards issued as a part of our annual stock-based award process and awards from companies that we have acquired, that were subject to service-based vesting restrictions. Included in the aforementioned restricted stock-based award total were 3 million of performance-based restricted stock units (PSUs) that vest upon the attainment of certain performance metrics and service-based vesting. Based upon actual attainment relative to the “target” performance metric, certain participants have the ability to be issued up to 150% of the target number of PSUs originally granted, or to be issued no PSUs at all. For each share granted as a restricted stock-based award under our 2000 Long-Term Equity Incentive Plan, an equivalent of 2.5 shares is deducted from our pool of available stock awards. Our stock option and restricted stock-based award issuances were partially offset by forfeitures and cancellations of 12 million shares during the first half of fiscal 2015.

We estimated the fair values of our stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the stock option, which is generally four years. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three and six months ended November 30, 2014 and 2013:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Expected life (in years)	4.9	4.7	5.1	5.1
Risk-free interest rate	1.7%	1.3%	1.7%	1.4%
Volatility	23%	24%	23%	27%
Dividend yield	1.2%	1.5%	1.2%	1.6%
Weighted-average fair value per share	$10.94	$6.28	$8.97	$6.62

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

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

The fair values of our PSUs were also measured at their intrinsic values as of their respective grant dates. The vesting conditions and related terms of our PSUs were communicated to each participating employee as of their respective grant dates and include attainment metrics that are defined, fixed, and based upon consistent U.S. GAAP metrics or internal metrics that are defined, fixed and consistently determined, and that require the employee to render service. Therefore, these awards meet the performance-based award classification criteria as defined within ASC 718. The performance conditions of the PSUs affect the number of PSUs that will ultimately vest and be issued to the grantee based upon a “target” that is subject to certain attainment maximums, with the possibility that none will vest if applicable performance conditions are not met. As the performance conditions to evaluate attainment of each tranche for each participant are independent of the performance conditions for the other tranches, we recognize stock-based compensation expense for our PSUs on a straight-line basis over the service period for each separately vesting tranche, which is generally twelve months.

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013
Sales and marketing	$43	$37	$86	$77
Cloud software-as-a-service and platform-as-a-service	3	2	5	4
Cloud infrastructure-as-a-service	1	1	2	2
Software license updates and product support	4	5	9	11
Hardware systems products	1	1	3	3
Hardware systems support	2	1	3	3
Services	9	6	14	11
Research and development	134	87	242	184
General and administrative	43	42	87	83
Acquisition related and other	1	1	4	4

Total stock-based compensation	$241	$183	$455	$382

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, acquisition related settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 23.5% and 21.7% for the three and six months ended November 30, 2014, respectively, and 20.3% and 19.1% for the three and six months ended November 30, 2013, respectively.

Our net deferred tax assets were $908 million and $1.4 billion as of November 30, 2014 and May 31, 2014, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

The hardware systems products line of business consists primarily of servers, storage, networking, point-of-sale hardware, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including cloud computing environments. As a part of this line of business, we offer our Oracle Engineered Systems, including our Oracle Exadata Database Machine, among others.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

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

The following table presents summary results for each of our three businesses and for the operating segments of our software and cloud and hardware systems businesses:

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013
New software licenses and cloud software subscriptions:
Revenues(1)	$2,407	$2,378	$4,114	$4,031
Cloud software-as-a-service and platform-as-a-service expenses	158	100	299	194
Sales and distribution expenses	1,433	1,390	2,717	2,569

Margin(2)	$816	$888	$1,098	$1,268
Cloud infrastructure-as-a-service:
Revenues	$155	$97	$293	$206
Cloud infrastructure-as-a-service expenses	83	71	158	140
Sales and distribution expenses	21	16	40	30

Margin(2)	$51	$10	$95	$36
Software license updates and product support:
Revenues(1)	$4,773	$4,517	$9,505	$8,949
Software license updates and product support expenses	280	273	538	548

Margin(2)	$4,493	$4,244	$8,967	$8,401
Total software and cloud business:
Revenues(1)	$7,335	$6,992	$13,912	$13,186
Expenses	1,975	1,850	3,752	3,481

Margin(2)	$5,360	$5,142	$10,160	$9,705
Hardware systems products:
Revenues	$717	$714	$1,295	$1,383
Hardware systems products expenses	368	369	664	697
Sales and distribution expenses	221	243	420	461

Margin(2)	$128	$102	$211	$225
Hardware systems support:
Revenues(1)	$619	$613	$1,206	$1,211
Hardware systems support expenses	210	205	393	407

Margin(2)	$409	$408	$813	$804
Total hardware systems business:
Revenues(1)	$1,336	$1,327	$2,501	$2,594
Expenses	799	817	1,477	1,565

Margin(2)	$537	$510	$1,024	$1,029
Total services business:
Revenues(1)	$937	$964	$1,794	$1,885
Services expenses	737	731	1,403	1,422

Margin(2)	$200	$233	$391	$463
Totals:
Revenues(1)	$9,608	$9,283	$18,207	$17,665
Expenses	3,511	3,398	6,632	6,468

Margin(2)	$6,097	$5,885	$11,575	$11,197

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amount of $3 million for each of the three months ended November 30, 2014 and 2013, and $5 million and $7 million for the six months ended November 30, 2014 and 2013, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $5 million and $1 million for the three months ended November 30, 2014 and 2013, respectively, and $6 million and $1 million for the six months ended November 30, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million and $4 million for

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

the three months ended November 30, 2014 and 2013, respectively, and $2 million and $10 million for the six months ended November 30, 2014 and 2013, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues. Our new software license and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013
Total revenues for operating segments	$9,608	$9,283	$18,207	$17,665
Cloud software-as-a-service and platform-as-a-service revenues(1)	(3)	(3)	(5)	(7)
Software license updates and product support revenues(1)	(5)	(1)	(6)	(1)
Hardware systems support revenues(1)	(2)	(4)	(2)	(10)

Total revenues	$9,598	$9,275	$18,194	$17,647

Total margin for operating segments	$6,097	$5,885	$11,575	$11,197
Cloud software-as-a-service and platform-as-a-service revenues(1)	(3)	(3)	(5)	(7)
Software license updates and product support revenues(1)	(5)	(1)	(6)	(1)
Hardware systems support revenues(1)	(2)	(4)	(2)	(10)
Product development	(1,209)	(1,139)	(2,382)	(2,235)
Marketing and partner program expenses	(135)	(146)	(254)	(277)
Corporate, general and administrative and information technology expenses	(362)	(354)	(729)	(699)
Amortization of intangible assets	(568)	(577)	(1,116)	(1,172)
Acquisition related and other	20	(17)	(4)	(27)
Restructuring	(51)	(52)	(120)	(108)
Stock-based compensation	(240)	(182)	(451)	(378)
Interest expense	(282)	(230)	(544)	(446)
Non-operating income, net	9	23	25	29

Income before provision for income taxes	$3,269	$3,203	$5,987	$5,866

(1)

New software licenses and cloud software subscriptions revenues, software license updates and product support revenues and hardware systems support revenues for management reporting included revenues that would have otherwise been recorded by our acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to footnote (1) of our business and operating segments summary results table above in this Note 12 for additional information.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$2,502	$2,553	$4,685	$4,744

Weighted average common shares outstanding	4,417	4,535	4,434	4,571
Dilutive effect of employee stock plans	88	65	93	66

Dilutive weighted average common shares outstanding	4,505	4,600	4,527	4,637

Basic earnings per share	$0.57	$0.56	$1.06	$1.04
Diluted earnings per share	$0.56	$0.56	$1.04	$1.02
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	44	182	35	297

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

On August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants, in lieu of having a second jury trial, while preserving both parties’ rights to appeal prior court orders. We recorded a $306 million receivable in our consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. Previously during trial we received payment of $120 million in attorneys’ fees from SAP under a stipulation, and we recorded this payment upon receipt as a benefit to our results of operations during the second quarter of fiscal 2011. On August 3, 2012, the court entered the judgment and vacated the date set for the new trial. Oracle filed a Notice of Appeal on August 31, 2012, and the SAP Defendants filed a notice of appeal on September 14, 2012. The SAP Defendants subsequently dismissed their appeal. The appellate court heard oral argument on May 13, 2014, and on August 29, 2014, issued an order affirming the district court’s grant of judgment as a matter of law but vacated the district court’s ruling selecting $272 million as the remittitur amount. The appellate court remanded for a new trial, with instructions to condition any new trial on Oracle’s rejection of a $356.7 million remittitur. Oracle accepted the remittitur proposed by the appellate court and final judgment was entered on November 14, 2014, in the amount of $356.7 million plus post-judgment interest of approximately $2.5 million. During the second quarter of fiscal 2015, Oracle received the total payment of approximately $359.2 million, of which $306 million was applied against the receivable recorded in the first quarter of fiscal 2013 and the excess of $53 million was recorded as a benefit to our results of operations. On November 25, 2014, the SAP Defendants filed a Satisfaction of Judgment. This action is now concluded.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2014

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

Business Overview

We are the world’s largest provider of enterprise software and a leading provider of computer hardware products and services that are engineered to work together in the cloud and in the data center. Our offerings include Oracle database and middleware software, application software, cloud infrastructure, hardware systems—including computer server, storage, networking and point-of-sale products—and related services. We develop and maintain our products and services to be enterprise-grade, reliable, secure and interoperable while offering customers a choice in deployment models that best meet their information technology (IT) needs. Our customers can subscribe to use many Oracle software and hardware products through our Oracle Cloud offerings, or purchase our software and hardware products and related services to build their own internal clouds or on-premise IT environments.

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

We are organized into three businesses—software and cloud, hardware systems and services—which are further divided into certain operating segments. Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Our cloud infrastructure-as-a-service segment was established during our fiscal quarter ended May 31, 2014. Our results for the second quarter and first half of fiscal 2015 and historical results for the same periods of fiscal 2014 have been reclassified to reflect this new segment structure and will continue prospectively in our future filings. See Note 12 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for additional information related to our operating segments. An overview of our three businesses and related operating segments follows.

Software and Cloud Business

Our software and cloud business, which represented 76% of our total revenues on a trailing 4-quarter basis, is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, (2) cloud infrastructure-as-a-service and (3) software license updates and product support. On a constant currency basis, we expect that our software and cloud business’ total revenues generally will continue to increase due to continued demand for our software products and cloud software subscriptions offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow and continue to make investments in research and development.

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

For certain of our acquired businesses, we recorded adjustments to reduce the cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to acquired contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amount of $3 million for each of the three months ended November 30, 2014 and 2013, and $5 million and $7 million for the six months ended

November 30, 2014 and 2013, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of these contracts over their respective contractual periods.

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

Software license updates and product support revenues, which represented 48% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 90% and accounted for 78% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $5 million and $1 million for the three months ended November 30, 2014 and 2013, respectively, and $6 million and $1 million for the six months ended November 30, 2014 and 2013, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

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

Hardware Systems Products:    We provide a broad selection of hardware systems and related services including servers, storage, networking, workstations and related devices, point-of-sale hardware, virtualization software, operating systems, and management software to support diverse IT environments, including cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures.

Our hardware products and services are designed to work in customer environments that may include other Oracle or non-Oracle hardware or software components. This flexible and open approach provides Oracle’s customers with a broad range of choices in deploying hardware systems, which we believe is a priority for our customers. Our hardware products and services also help customers manage growing amounts of data and business requirements, meet increasing compliance and regulatory demands and reduce energy, space and operational costs. We have also engineered certain of our hardware systems products to create performance and operational cost advantages for customers when our hardware and software products are combined as Oracle Engineered Systems.

We offer a wide range of server systems using our SPARC microprocessor. Our SPARC servers run the Oracle Solaris operating system and are designed to be differentiated by their reliability, security, and scalability. Our mid-size and large servers are designed to offer better performance and lower total cost of ownership than mainframe systems for business critical applications, for customers having more computationally intensive needs, and as platforms for building cloud computing IT environments. Our SPARC servers are also a core component of the Oracle SuperCluster, one of our Oracle Engineered Systems.

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

Our point-of-sale hardware offerings include point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hotel and retail industries, among others.

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

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our server, storage networking and point-of-sale products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Typically, our hardware systems support contract arrangements are invoiced to the customer at the beginning of the support period and are one year in duration. We continue to evolve hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware systems support contracts sold in connection with the sales of our hardware systems products. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, whether customers decide to purchase hardware systems support contracts at or in close proximity to the time of hardware product sale, the percentage of our hardware systems support contract customer base that renews its support contracts and our acquisitions. Substantially all of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware systems support obligations assumed, and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $2 million and $4 million for the three months ended November 30, 2014 and 2013, respectively, and $2 million and $10 million for the six months ended November 30, 2014 and 2013, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

Services Business

Our services business, which represented 11% of our total revenues on a trailing 4-quarter basis, is comprised of the remainder of our operating segments. Our services business typically has lower margins than our software and cloud and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues. Our services business’ offerings include:

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

Acquisitions

An active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including MICROS Systems, Inc. (MICROS) in the second quarter of fiscal 2015 and Responsys, Inc. (Responsys) in the third quarter of fiscal 2014, among others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first half of fiscal 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2015 compared to the same periods of fiscal 2014 was impacted by our recent acquisitions, primarily our acquisitions of MICROS in the second quarter of fiscal 2015 and Responsys in the third quarter of fiscal 2014.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2015 compared to the same periods of fiscal 2014, we may qualitatively disclose the impacts of our acquired products (for the one year period subsequent to the acquisition date) to the growth in our new software licenses and cloud SaaS and PaaS revenues, software license updates and product support revenues, hardware systems products revenues, hardware systems support revenues and services revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. The contributions of our acquisitions to certain of our operating segments’ revenues, margins and expenses for each of the respective period comparisons generally are not provided in our discussions as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2014, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2014 and 2013, our financial statements would reflect reported revenues of $1.24 million in the first half of fiscal 2015 (using 1.24 as the month-end average exchange rate for the period) and $1.35 million in the first half of fiscal 2014 (using 1.35 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and six months ended November 30, 2014 and 2013 using the May 31, 2014 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Total Revenues by Geography:
Americas	$5,221	5%	6%	$4,995	$9,841	3%	4%	$9,512
EMEA(1)	2,911	3%	9%	2,817	5,500	5%	7%	5,256
Asia Pacific(2)	1,466	0%	5%	1,463	2,853	-1%	1%	2,879

Total revenues	9,598	3%	7%	9,275	18,194	3%	5%	17,647
Total Operating Expenses	6,056	3%	6%	5,865	11,688	3%	4%	11,364

Total Operating Margin	$3,542	4%	9%	$3,410	$6,506	4%	6%	$6,283

Total Operating Margin %	37%			37%	36%			36%
% Revenues by Geography:
Americas	55%			54%	54%			54%
EMEA	30%			30%	30%			30%
Asia Pacific	15%			16%	16%			16%
Total Revenues by Business:
Software and Cloud	$7,329	5%	8%	$6,993	$13,905	5%	7%	$13,186
Hardware Systems	1,334	1%	4%	1,323	2,499	-3%	-2%	2,584
Services	935	-3%	1%	959	1,790	-5%	-3%	1,877

Total revenues	$9,598	3%	7%	$9,275	$18,194	3%	5%	$17,647

% Revenues by Business:
Software and Cloud	76%			75%	76%			74%
Hardware Systems	14%			14%	14%			15%
Services	10%			11%	10%			11%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Second Quarter 2015 Compared to Fiscal Second Quarter 2014:    Excluding the effects of unfavorable currency variations of 4 percentage points, our total revenues increased in the second quarter of fiscal 2015 by 7 percentage points due to revenue increases across all of our businesses. The constant currency growth in our software and cloud revenues was attributable to growth in our software license updates and product support revenues and growth in our SaaS, PaaS and IaaS revenues. The constant currency growth in our hardware systems business was attributable to growth in our hardware products and hardware support revenues, which were primarily attributable to revenue contributions from our recent acquisitions and growth in our Oracle Engineered Systems revenues. The constant currency growth in our services business was primarily attributable to our recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 47%, EMEA contributed 41% and Asia Pacific contributed 12% to the increase in our total revenues during the second quarter of fiscal 2015.

Excluding the effects of favorable currency variations of 3 percentage points, our total operating expenses increased by 6 percentage points during the second quarter of fiscal 2015 primarily due to expense increases across all of our lines of business, the largest of which were due to increased research and development expenses resulting from increased headcount, and increased cloud SaaS and PaaS expenses to support the increase in our cloud SaaS and PaaS revenues. These expense increases were partially offset by a $53 million benefit recorded in the second quarter of fiscal 2015 related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information).

Excluding the effects of unfavorable foreign currency rate fluctuations, our operating margin and operating margin as a percentage of revenues increased during the second quarter of fiscal 2015 as our total revenues growth exceeded our total operating expenses growth.

First Half Fiscal 2015 Compared to First Half Fiscal 2014:    In constant currency, our total revenues increased in the first half of fiscal 2015 by 5 percentage points due to an increase in our software and cloud business revenues due to the same reasons noted above, partially offset by revenue decreases in our hardware systems and services businesses. Excluding the effect of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 44% and Asia Pacific contributed 4% to the growth in our total revenues during the first half of fiscal 2015.

Total constant currency operating expenses increased during the first half of fiscal 2015 primarily due to an increase in sales and marketing and research and development expenses resulting from increased headcount, higher variable compensation expenses that were substantially sales-based, and an increase in cloud SaaS and PaaS expenses to support the increase in our cloud SaaS and PaaS revenues. These expense increases during the first half of fiscal 2015 were partially offset by the litigation related benefit described above.

Excluding the effect of foreign currency rate fluctuations, our operating margin increased during the first half of fiscal 2015 due to our revenues growth, while our operating margin as a percentage of revenues was flat.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2014	2013	2014	2013
Cloud software-as-a-service and platform-as-a-service deferred revenues(1)	$3	$3	$5	$7
Software license updates and product support deferred revenues(1)	5	1	6	1
Hardware systems support deferred revenues(1)	2	4	2	10
Amortization of intangible assets(2)	568	577	1,116	1,172
Acquisition related and other(3)(5)	(20)	17	4	27
Restructuring(4)	51	52	120	108
Stock-based compensation(5)	240	182	451	378
Income tax effects(6)	(234)	(234)	(467)	(531)

	$615	$602	$1,237	$1,172

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to subscription contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amount of $3 million for each of the three months ended November 30, 2014 and 2013, and $5 million and

$7 million for the six months ended November 30, 2014 and 2013, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $5 million and $1 million for the three months ended November 30, 2014 and 2013, respectively, and $6 million and $1 million for the six months ended November 30, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $2 million and $4 million for the three months ended November 30, 2014 and 2013, respectively, and $2 million and $10 million for the six months ended November 30, 2014 and 2013, respectively.

Approximately $6 million and $4 million of estimated cloud SaaS and PaaS revenues related to contracts assumed will not be recognized during the remainder of fiscal 2015 and fiscal 2016, respectively, that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $5 million and $2 million of estimated software license updates and product support revenues related to software support contracts assumed will not be recognized during the remainder of fiscal 2015 and fiscal 2016, respectively, that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $1 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during each of the remainder of fiscal 2015 and fiscal 2016, that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of November 30, 2014, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2015	$1,008
Fiscal 2016	1,574
Fiscal 2017	951
Fiscal 2018	806
Fiscal 2019	699
Fiscal 2020	549
Thereafter	1,580

Total intangible assets, net	$7,167

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

The significant majority of restructuring expenses during the first half of fiscal 2015 primarily related to employee severance in connection with our Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan) and our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Restructuring expenses during the first half of fiscal 2014 primarily related to costs incurred pursuant to our 2013 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Sales and marketing	$43	$37	$86	$77
Cloud software-as-a-service and platform-as-a-service	3	2	5	4
Cloud infrastructure-as-a-service	1	1	2	2
Software license updates and product support	4	5	9	11
Hardware systems products	1	1	3	3
Hardware systems support	2	1	3	3
Services	9	6	14	11
Research and development	134	87	242	184
General and administrative	43	42	87	83

Subtotal	240	182	451	378
Acquisition related and other	1	1	4	4

Total stock-based compensation	$241	$183	$455	$382

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the second quarter and first half of fiscal 2015 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 24.3% and 23.0%, respectively, instead of 23.5% and 21.7%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the second quarter and first half of fiscal 2014 were calculated reflecting an effective tax rate of 21.9% for both of the respective periods, instead of 20.3% and 19.1%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the same reasons as noted above for the fiscal 2015 periods presented.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$1,330	3%	4%	$1,295	$2,289	3%	4%	$2,220
EMEA	671	-1%	5%	675	1,096	3%	6%	1,063
Asia Pacific	405	-1%	4%	410	728	-3%	-1%	749

Total revenues	2,406	1%	4%	2,380	4,113	2%	4%	4,032
Expenses:
Cloud software-as-a-service and platform-as-a-service(1)	162	58%	61%	102	309	53%	53%	202
Sales and marketing(1)	1,601	2%	5%	1,568	3,035	4%	6%	2,906
Stock-based compensation	42	14%	14%	37	86	11%	11%	78
Amortization of intangible assets(2)	255	7%	7%	238	506	5%	5%	482

Total expenses	2,060	6%	9%	1,945	3,936	7%	8%	3,668

Total Margin	$346	-21%	-14%	$435	$177	-51%	-43%	$364

Total Margin %	14%			18%	4%			9%
% Revenues by Geography:
Americas	55%			55%	56%			55%
EMEA	28%			28%	26%			26%
Asia Pacific	17%			17%	18%			19%
Revenues by Software Offerings:
New software licenses	$2,045	-4%	0%	$2,121	$3,415	-3%	-1%	$3,519
Cloud software-as-a-service and platform-as-a-service	361	39%	41%	259	698	36%	37%	513

Total new software licenses and cloud software subscriptions revenues	$2,406	1%	4%	$2,380	$4,113	2%	4%	$4,032

% Revenues by Software Offerings:
New software licenses	85%			89%	83%			87%
Cloud software-as-a-service and platform-as-a-service	15%			11%	17%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2015 Compared to Fiscal Second Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 3 percentage points, total new software licenses and cloud software subscriptions revenues increased by 4 percentage points in the second quarter of fiscal 2015 due to growth in our cloud SaaS and PaaS revenues, which was attributable to growth in our legacy SaaS and PaaS offerings and contributions from our recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 50%, EMEA contributed 34% and Asia Pacific contributed 16% to the increase in software license updates and product support revenues.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amount of $3 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in each of the second quarters of fiscal 2015 and 2014. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud SaaS and PaaS contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 3% in the second quarter of fiscal 2015 and represented 30% of our new software licenses revenues in each of the second quarters of fiscal 2015 and fiscal 2014.

Excluding the effects of favorable currency rate fluctuations of 3 percentage points, total new software licenses and cloud software subscriptions expenses increased in the second quarter of fiscal 2015 primarily due to higher employee related expenses from increased headcount, higher variable compensation expenses and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effects of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in the second quarter of fiscal 2015 as our total revenues increased at a slower rate than our total expenses for this operating segment.

First Half Fiscal 2015 Compared to First Half Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions revenues increased by 4 percentage points in the first half of fiscal 2015 due primarily to similar reasons as noted above. Excluding the effect of currency rate fluctuations, total new software licenses and cloud software subscriptions revenues growth in the Americas and EMEA regions were partially offset by a decline in revenues in the Asia Pacific region.

Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amounts of $5 million and $7 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2015 and 2014, respectively. In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 9% in the first half of fiscal 2015 and represented 27% of our new software licenses revenues in the first half of fiscal 2015 in comparison to 29% in the first half of fiscal 2014.

Excluding the effects of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions expenses increased, and margin and margin as a percentage of revenues decreased, in the first half of fiscal 2015 primarily due to the same reasons as noted above.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Cloud Infastructure-as-a-Service Revenues:
Americas	$111	57%	59%	$71	$211	36%	37%	$155
EMEA	35	85%	85%	19	65	72%	65%	38
Asia Pacific	9	23%	33%	7	17	32%	39%	13

Total revenues	155	60%	62%	97	293	42%	42%	206
Expenses:
Cloud infastructure-as-a-service(1)	86	15%	16%	75	164	12%	13%	146
Sales and marketing(1)	21	35%	35%	16	40	34%	34%	30
Stock-based compensation	1	31%	31%	1	2	19%	19%	2

Total expenses	108	18%	20%	92	206	16%	16%	178

Total Margin	$47	750%	782%	$5	$87	204%	205%	$28

Total Margin %	30%			6%	30%			14%
% Revenues by Geography:
Americas	72%			73%	72%			75%
EMEA	22%			20%	22%			19%
Asia Pacific	6%			7%	6%			6%

(1)	Excluding stock-based compensation

On a constant currency basis, total cloud IaaS revenues increased in the fiscal 2015 periods presented primarily due to growth in our comprehensive software and hardware management, maintenance and hosting services and due to revenue contributions from our recent acquisitions. During the second quarter of fiscal 2015 and first half of fiscal 2015, on a constant currency basis, the Americas region contributed 69% and 65% of our IaaS revenues growth, respectively, the EMEA region contributed 27% and 30% of our IaaS revenues growth, respectively, and the Asia Pacific region contributed 4% and 5% of our IaaS revenues growth, respectively.

On a constant currency basis, total cloud IaaS expenses increased in the fiscal 2015 periods presented primarily due to increased employee related expenses, associated with increased headcount, and increased infrastructure expenses to support our increase in IaaS revenues.

Excluding the effects of unfavorable currency exchange variances, total margin and margin as a percentage of revenues increased during the fiscal 2015 periods presented as total revenues increased at a faster rate than our total expenses for this operating segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Software License Updates and Product Support Revenues:
Americas	$2,603	7%	8%	$2,442	$5,157	6%	7%	$4,867
EMEA	1,528	5%	10%	1,462	3,066	7%	8%	2,871
Asia Pacific	637	4%	9%	612	1,276	5%	8%	1,210

Total revenues	4,768	6%	9%	4,516	9,499	6%	7%	8,948
Expenses:
Software license updates and product support(1)	292	4%	9%	280	559	-1%	1%	562
Stock-based compensation	4	-29%	-29%	5	9	-17%	-17%	11
Amortization of intangible assets(2)	208	3%	3%	203	398	-2%	-2%	408

Total expenses	504	3%	6%	488	966	-2%	0%	981

Total Margin	$4,264	6%	9%	$4,028	$8,533	7%	8%	$7,967

Total Margin %	89%			89%	90%			89%
% Revenues by Geography:
Americas	55%			54%	54%			54%
EMEA	32%			32%	32%			32%
Asia Pacific	13%			14%	14%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2015 Compared to Fiscal Second Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 3 percentage points, software license updates and product support revenues increased by 9% in the second quarter of fiscal 2015 as a result of new software licenses sold with substantially all of these customers electing to purchase software support contracts during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from our recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 48%, EMEA contributed 38% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $5 million and $1 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the second quarters of 2015 and 2014, respectively. Historically, substantially all of our software license customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effects of favorable foreign currency rate fluctuations of 3 percentage points, total software license updates and product support expenses increased during the second quarter of fiscal 2015 primarily due to an increase in employee related expenses resulting primarily from additional headcount assumed from our recent acquisitions. These expense increases were partially offset during the second quarter of fiscal 2015 by a reduction in expenses that related to certain statutory obligations in jurisdictions in which we operate.

Total margin and margin as a percentage of revenues for this segment increased during the second quarter of fiscal 2015 as our total revenues increased at a faster rate than our total expenses for this operating segment.

First Half Fiscal 2015 Compared to First Half Fiscal 2014:    In constant currency, software license updates and product support revenues increased by 7% in the first half of fiscal 2015 primarily due to the same reasons as noted above. Excluding the effects of currency rate fluctuations, the Americas contributed 50%, EMEA contributed 36% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues.

Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $6 million and $1 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first half of fiscal 2015 and 2014, respectively.

Excluding the effects of favorable foreign currency rate fluctuations, total software license updates and product support expenses were flat during the first half of fiscal 2015 as expense increases associated with increased headcount from our recent acquisitions were substantially offset by lower statutory obligation expenses in the jurisdictions in which we operate, lower stock-based compensation expenses and lower amortization of intangible assets, in each case in comparison to the first half of fiscal 2014.

In constant currency, total margin and margin as a percentage of revenues for this segment increased during the first half of fiscal 2015 as our total revenues for this segment increased while our total expenses were flat.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our computer server, storage, networking and point-of-sale hardware products, and include sales of our Oracle Engineered Systems. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Hardware Systems Products Revenues:
Americas	$394	3%	5%	$381	$677	-6%	-5%	$716
EMEA	190	3%	10%	184	349	-3%	0%	361
Asia Pacific	133	-10%	-6%	149	269	-12%	-10%	306

Total revenues	717	0%	4%	714	1,295	-6%	-5%	1,383
Expenses:
Hardware systems products(1)	368	0%	4%	368	664	-5%	-3%	696
Sales and marketing(1)	232	-10%	-6%	256	442	-9%	-7%	484
Stock-based compensation	5	69%	69%	3	8	32%	32%	6
Amortization of intangible assets(2)	60	-20%	-20%	74	116	-26%	-26%	157

Total expenses	665	-5%	-2%	701	1,230	-8%	-7%	1,343

Total Margin	$52	336%	342%	$13	$65	67%	70%	$40

Total Margin %	7%			2%	5%			3%
% Revenues by Geography:
Americas	55%			53%	52%			52%
EMEA	26%			26%	27%			26%
Asia Pacific	19%			21%	21%			22%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2015 Compared to Fiscal Second Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 4 percentage points, total hardware systems products revenues increased in the second quarter of fiscal 2015 due to incremental revenues from our recently acquired companies, including MICROS, and increases in hardware revenues attributable to our sales of Oracle Engineered Systems.

Excluding the effects of favorable currency rate variations of 3 percentage points, total hardware systems products operating expenses decreased in the second quarter of fiscal 2015 primarily due to lower bad debt expenses and a reduction in amortization of intangible assets, partially offset by an increase in employee related expenses resulting from increased headcount from our recent acquisitions.

In constant currency, total margin and margin as a percentage of revenues increased in the second quarter of fiscal 2015 as our total revenues increased while our total expenses for this operating segment decreased.

First Half Fiscal 2015 Compared to First Half Fiscal 2014:    Excluding the effects of currency rate fluctuations, total hardware systems products revenues decreased in the first half of fiscal 2015 due to reductions in the sales volumes of certain of our legacy product lines, including lower margin products. This decrease was partially offset by incremental revenues from our recently acquired companies and increases in hardware revenues attributable to our sales of Oracle Engineered Systems.

In constant currency, total hardware systems products operating expenses decreased in the first half of fiscal 2015 primarily due to the reasons noted above for the second quarter of fiscal 2015 and a reduction in hardware systems products costs associated with lower hardware revenues.

In constant currency, total margin and margin as a percentage of revenues increased in the first half of fiscal 2015 due to the decrease in the total expenses for this segment.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our server, storage, networking and point-of-sale products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Expenses associated with our hardware systems support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets associated with hardware systems support contracts and customer relationships obtained from our acquisitions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Hardware Systems Support Revenues:
Americas	$322	3%	4%	$313	$623	1%	2%	$617
EMEA	190	1%	7%	188	368	0%	1%	369
Asia Pacific	105	-3%	2%	108	213	-1%	1%	215

Total revenues	617	1%	5%	609	1,204	0%	2%	1,201
Expenses:
Hardware systems support(1)	216	2%	5%	213	407	-3%	-2%	420
Stock-based compensation	2	9%	9%	1	3	3%	3%	3
Amortization of intangible assets(2)	38	-35%	-35%	58	85	-26%	-26%	116

Total expenses	256	-6%	-4%	272	495	-8%	-7%	539

Total Margin	$361	7%	11%	$337	$709	7%	9%	$662

Total Margin %	59%			55%	59%			55%
% Revenues by Geography:
Americas	52%			51%	52%			51%
EMEA	31%			31%	30%			31%
Asia Pacific	17%			18%	18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, hardware systems support revenues increased by 5 percentage points and 2 percentage points in the second quarter and first half of fiscal 2015, respectively, primarily due to incremental revenues from our recently acquired companies, including MICROS. The Americas region contributed 48% and 63%, respectively, EMEA contributed 46% and 26%, respectively, and Asia Pacific contributed 6% and 11%, respectively, to our constant currency growth in hardware systems support revenues during the second quarter of fiscal 2015 and first half of fiscal 2015, respectively.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amount of $2 million and $4 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the second quarter of fiscal 2015 and 2014, respectively, and $2 million and $10 million were not recognized in the first half of fiscal 2015 and 2014, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

In constant currency, total hardware systems support expenses decreased in the fiscal 2015 periods presented primarily due to reduced service delivery costs due to operational initiatives and a decrease in amortization of intangible assets, partially offset by higher employee related expenses resulting from higher headcount and external contractor expeneses from our recent acquisitions, including MICROS.

Excluding the effects of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in the fiscal 2015 periods presented due to the increases in revenues and the decreases in total expenses for this operating segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Services Revenues:
Americas	$461	-7%	-5%	$493	$884	-6%	-4%	$937
EMEA	297	3%	8%	289	556	0%	2%	554
Asia Pacific	177	0%	5%	177	350	-10%	-8%	386

Total revenues	935	-3%	1%	959	1,790	-5%	-3%	1,877
Expenses:
Services(1)	755	0%	4%	753	1,441	-2%	0%	1,468
Stock-based compensation	9	48%	48%	6	14	17%	17%	11
Amortization of intangible assets(2)	7	58%	58%	4	11	25%	25%	9

Total expenses	771	1%	4%	763	1,466	-2%	0%	1,488

Total Margin	$164	-17%	-13%	$196	$324	-17%	-15%	$389

Total Margin %	18%			20%	18%			21%
% Revenues by Geography:
Americas	49%			52%	49%			50%
EMEA	32%			30%	31%			29%
Asia Pacific	19%			18%	20%			21%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2015 Compared to Fiscal Second Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 4 percentage points, total services revenues increased in the second quarter of fiscal 2015 primarily due to incremental revenues from our recently acquired companies, including MICROS.

Excluding the effects of favorable currency rate fluctuations of 3 percentage points, total services operating expenses increased in the second quarter of fiscal 2015 primarily due to higher employee related expenses resulting from increased headcount from our recent acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the second quarter of fiscal 2015 as our total expenses increased at a faster rate than our total revenues for this business.

First Half Fiscal 2015 Compared to First Half Fiscal 2014:    Excluding the effects of currency rate fluctuations, our total services revenues decreased during the first half of fiscal 2015 due primarily to revenue decreases in our consulting services and education segments, which were partially offset by incremental revenues from our recently acquired companies, including MICROS.

Excluding the effects of currency rate fluctuations, our total services expenses were flat during the first half of fiscal 2015 as increased expenses from additional headcount from our recent acquisitions were offset by lower variable compensation, lower external contractor costs, and lower intangible asset amortization, each in comparison to the first half of fiscal 2014.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the first half of fiscal 2015 as our revenues decreased while our expenses remained flat for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Research and development(1)	$1,255	6%	7%	$1,186	$2,476	6%	7%	$2,326
Stock-based compensation	134	54%	54%	87	242	31%	31%	184

Total expenses	$1,389	9%	10%	$1,273	$2,718	8%	8%	$2,510

% of Total Revenues	14%			14%	15%			14%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2015 periods presented primarily due to higher employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
General and administrative(1)	$229	4%	6%	$220	$460	5%	6%	$439
Stock-based compensation	43	2%	2%	42	87	3%	3%	83

Total expenses	$272	4%	5%	$262	$547	5%	5%	$522

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2015 periods presented primarily due to higher employee related expenses resulting from increased headcount.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Software support agreements and related relationships	$156	8%	8%	$144	$295	2%	2%	$289
Hardware systems support agreements and related relationships	37	3%	3%	36	72	1%	1%	71
Developed technology	180	1%	1%	179	348	-6%	-6%	370
Core technology	43	-46%	-46%	80	104	-36%	-36%	163
Customer relationships and contract backlog	85	-2%	-2%	87	157	-12%	-12%	179
SaaS and PaaS agreements and related relationships and other	50	52%	52%	33	98	51%	51%	65
Trademarks	17	-6%	-6%	18	42	20%	20%	35

Total amortization of intangible assets	$568	-2%	-2%	$577	$1,116	-5%	-5%	$1,172

Amortization of intangible assets decreased during the fiscal 2015 periods presented due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions, including our acquisitions of MICROS in fiscal 2015 and Responsys in fiscal 2014, among others.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Transitional and other employee related costs	$23	390%	400%	$5	$32	194%	196%	$11
Stock-based compensation	1	33%	33%	1	4	30%	30%	4
Professional fees and other, net	(44)	-533%	-533%	11	(32)	-339%	-338%	13
Business combination adjustments, net	—	*	*	—	—	-65%	-71%	(1)

Total acquisition related and other expenses	$(20)	-224%	-221%	$17	$4	-85%	-83%	$27

*	Not meaningful

On a constant currency basis, the decrease in acquisition related and other expenses during the fiscal 2015 periods presented was primarily due to a $53 million benefit recorded in the second quarter of fiscal 2015 related to certain litigation (see Note 14 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information). This decrease was partially offset by an increase in certain transitional employee-based costs during the fiscal 2015 periods presented, primarily due to our acquisition of MICROS.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Restructuring expenses	$51	-2%	3%	$52	$120	11%	13%	$108

Restructuring expenses in the fiscal 2015 periods presented primarily related to our 2015 Restructuring Plan and our 2013 Restructuring Plan. Restructuring expenses in the fiscal 2014 periods presented primarily related to our 2013 Restructuring Plan. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2015 Restructuring Plan were approximately $613 million as of November 30, 2014 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2016. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of November 30, 2014, a portion of which remained outstanding for cash settlement (Note 9 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 contains additional information pertaining to our 2013 Restructuring Plan). Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Interest expense	$282	23%	23%	$230	$544	22%	22%	$446

Interest expense increased in the fiscal 2015 periods presented primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in July 2014. The increase in the fiscal 2015 periods presented were partially offset by a reduction in interest expense during these periods resulting from the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014. See Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2015 borrowings.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Interest income	$79	22%	23%	$65	$168	38%	37%	$122
Foreign currency losses, net	(32)	-26%	-27%	(44)	(73)	-7%	-6%	(79)
Noncontrolling interests in income	(37)	7%	7%	(35)	(83)	59%	59%	(52)
Other (loss) income, net	(1)	103%	102%	37	13	-66%	-66%	38

Total non-operating income, net	$9	-61%	-56%	$23	$25	-16%	-18%	$29

Fiscal Second Quarter 2015 Compared to Fiscal Second Quarter 2014:    On a constant currency basis, our non-operating income, net decreased during the second quarter of fiscal 2015 primarily due to higher other income recorded in the second quarter of fiscal 2014 that related to favorable changes in the values of our marketable securities that we classified as trading and held to support our deferred compensation plan obligations. This unfavorable change in non-operating income, net during the second quarter of fiscal 2015, was partially offset by a favorable increase in interest income due to higher average cash and marketable securities balances and by lower foreign currency losses, net during the second quarter of fiscal 2015.

First Half Fiscal 2015 Compared to First Half Fiscal 2014:    On a constant currency basis, our non-operating income, net decreased during the first half of fiscal 2015 primarily due to an increase in noncontrolling interests in income and due to a decrease in other income, net as noted above. These unfavorable changes in our non-operating income, net during the first half of fiscal 2015 were partially offset by an increase in interest income resulting from higher average cash and marketable securities balances.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2014	Actual	Constant	2013	2014	Actual	Constant	2013
Provision for income taxes	$767	18%	24%	$650	$1,302	16%	19%	$1,122

Effective tax rate	23.5%			20.3%	21.7%			19.1%

Fiscal Second Quarter 2015 Compared to Fiscal Second Quarter 2014:    Provision for income taxes in the second quarter of fiscal 2015 increased, relative to the provision for income taxes during the second quarter of fiscal 2014, due in significant part to the tax unfavorable change in the jurisdictional mix of our earnings in the second quarter of fiscal 2015.

First Half Fiscal 2015 Compared to First Half Fiscal 2014:    Provision for income taxes in the first half of fiscal 2015 increased, relative to the provision for income taxes during the first half of fiscal 2014, due in significant part to the effects of acquisition related settlements with tax authorities in the first half of fiscal 2014.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2014	Change	May 31, 2014
Working capital	$40,055	19%	$33,749
Cash, cash equivalents and marketable securities	$44,733	15%	$38,819

Working capital:    The increase in working capital as of November 30, 2014 in comparison to May 31, 2014 was primarily due to our issuance of $10.0 billion of long-term senior notes in July 2014, the favorable impact to our net current assets resulting from our net income during the first half of fiscal 2015, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by $5.1 billion of net cash used for our acquisitions of MICROS and others, cash used for repurchases of our common stock and cash used to pay dividends to our stockholders, all of which occurred during the first half of fiscal 2015. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at November 30, 2014 in comparison to May 31, 2014 was due to an increase in cash generated from our operating activities, our issuance of $10.0 billion of senior notes in July 2014, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by $5.1 billion of net cash paid for our acquisitions including MICROS, $4.1 billion of repurchases of our common stock, the repayment of $1.5 billion of senior notes and the payment of cash dividends to our stockholders during the first half of fiscal 2015. Cash, cash equivalents and marketable securities included $40.3 billion held by our foreign subsidiaries as of November 30, 2014, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first half of fiscal 2015, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of November 30, 2014 relative to what we would have reported using constant currency rates from our May 31, 2014 balance sheet date.

Days sales outstanding, which was calculated by dividing period end accounts receivable by average daily sales for the quarter, was 41 days at November 30, 2014 compared with 48 days at May 31, 2014. The days sales outstanding calculation excluded the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware systems support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first half of fiscal 2015 and seasonality resulting in a large volume of software license and software support balances outstanding as of May 31, 2014.

	Six Months Ended November 30,
(Dollars in millions)	2014	Change	2013
Net cash provided by operating activities	$7,790	5%	$7,438
Net cash used for investing activities	$(12,909)	95%	$(6,630)
Net cash provided by (used for) financing activities	$4,066	873%	$(526)

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

Net cash provided by operating activities increased in the first half of fiscal 2015 in comparison to the first half of fiscal 2014 primarily due to certain cash favorable changes in working capital balances, primarily cash favorable movements associated with income taxes payable and deferred revenues, relative to the corresponding changes for these balances in the prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first half of fiscal 2015 primarily due to an increase in cash used for acquisitions, net of cash acquired, and an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities), in each case compared to the first half of fiscal 2014.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash provided by financing activities in the first half of fiscal 2015 increased in comparison to net cash used by financing activities during the first half of fiscal 2014 primarily due to a net increase in borrowings in the first half of fiscal 2015 (we issued $10.0 billion of senior notes during the first half of fiscal 2015 in comparison to €2.0 billion and $3.0 billion of senior notes during the first half of fiscal 2014) as well as lower stock repurchase activity during the first half of fiscal 2015. These favorable impacts to our financing cash flows during the first half of fiscal 2015 were partially offset by the repayment of $1.5 billion of borrowings pursuant to senior notes maturities during the first half of fiscal 2015 (no repayments during the first half of fiscal 2014).

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2014	Change	2013
Net cash provided by operating activities	$15,273	1%	$15,196
Capital expenditures(1)	(727)	26%	(578)

Free cash flow	$14,546	0%	$14,618

Net income	$10,896		$11,054

Free cash flow as percent of net income	133%		132%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our condensed consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $484 million and $635 million, respectively, or approximately 14% and 18%, respectively, of our new software licenses revenues in the first half of fiscal 2015 and 2014, and $62 million and $68 million, respectively, or approximately 5%, of each our hardware systems products revenues in the first half of fiscal 2015 and 2014.

Recent Financing Activities:

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $13.2 billion remained available for stock repurchases as of November 30, 2014 pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

We issued the Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, our acquisition of MICROS and future acquisitions, and repayment of indebtedness. Additional details regarding the Senior Notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

In July 2014, our 3.75% senior notes due July 2014 (2014 Notes) for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

Interest Rate Swap Agreements:    In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of November 30, 2014, our 2019 Notes and 2021 Notes had effective interest rates of 0.72% and 0.87%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 6 and 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Contractual Obligations:    During the first half of fiscal 2015, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 other than those items noted under Recent Financing Activities—Senior Notes and—Interest Rate Swap Agreements above.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2011 has been a weighted average annualized rate of 2.0% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at November 30, 2014, which generally have a 10-year exercise period, approximately 0.6% have exercise prices higher than the current market price of our common stock. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2014, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the current market price, was 10.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes) and $8.25 billion of fixed rate notes, all of which are further described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $32.5 billion as of November 30, 2014, consisting of $30.2 billion of fixed rate borrowings and $2.3 billion of floating rate borrowings (Floating Rate Notes).

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

By issuing the Floating Rate Notes and entering into the aforementioned interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of November 30, 2014, the weighted average interest rate associated with our Floating Rate Notes and January 2019 Notes, 2019 Notes and 2021 Notes, after considering the effects of the aforementioned interest rate swap arrangements, was 0.75%.

Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of November 30, 2014, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $73 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

In July 2014, our 3.75% senior notes due July 2014 for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2015. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $13.2 billion remained available for stock repurchases as of November 30, 2014 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2014—September 30, 2014	16.6	$40.27	16.6	$14,661.5
October 1, 2014—October 31, 2014	21.3	$38.34	21.3	$13,843.3
November 1, 2014—November 30, 2014	14.9	$40.60	14.9	$13,240.1

Total	52.8	$39.58	52.8

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2014 and May 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 19, 2014	By:	/S/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 19, 2014	By:	/S/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer