Form 10-Q
period 2015-02-28
ORACLE CORP
filed 2015-03-19
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

The number of shares of registrant’s common stock outstanding as of March 12, 2015 was: 4,367,070,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation to continue to acquire companies, products, services and technologies;

•	our beliefs regarding our investments and innovations helping us achieve our long-term strategic plans;

•	our expectation that our software and cloud business’ total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our software and cloud business;

•	our international operations providing a significant portion of our total revenues and expenses;

•

our expectation to continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services, and our belief that research and development efforts are essential to maintaining our competitive position;

•	the sufficiency of our sources of funding for acquisitions, dividends, stock repurchases and other matters;

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

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2015 Oracle Restructuring Plan and the improved efficiencies in our operations that such Plan will have;

•	the timing and amount of our stock repurchases;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2015, which runs from June 1, 2014 to May 31, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2015 and May 31, 2014

(Unaudited)

(in millions, except per share data)	February 28, 2015	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,701	$17,769
Marketable securities	30,076	21,050
Trade receivables, net of allowances for doubtful accounts of $258 and $306 as of February 28, 2015 and May 31, 2014, respectively	4,178	6,087
Inventories	285	189
Deferred tax assets	931	914
Prepaid expenses and other current assets	2,123	2,129

Total current assets	51,294	48,138

Non-current assets:
Property, plant and equipment, net	3,335	3,061
Intangible assets, net	6,842	6,137
Goodwill	34,328	29,652
Deferred tax assets	674	837
Other assets	2,343	2,519

Total non-current assets	47,522	42,206

Total assets	$98,816	$90,344

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$1,999	$1,508
Accounts payable	626	471
Accrued compensation and related benefits	1,564	1,940
Income taxes payable	318	416
Deferred revenues	6,443	7,269
Other current liabilities	2,842	2,785

Total current liabilities	13,792	14,389

Non-current liabilities:
Notes payable, non-current	30,258	22,667
Income taxes payable	4,297	4,184
Other non-current liabilities	1,937	1,657

Total non-current liabilities	36,492	28,508

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,373 shares and 4,464 shares as of February 28, 2015 and May 31, 2014, respectively	22,694	21,077
Retained earnings	26,165	25,965
Accumulated other comprehensive loss	(764)	(164)

Total Oracle Corporation stockholders’ equity	48,095	46,878
Noncontrolling interests	437	569

Total equity	48,532	47,447

Total liabilities and equity	$98,816	$90,344

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2015 and 2014

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2015	2014	2015	2014
Revenues:
New software licenses	$1,982	$2,128	$5,397	$5,647
Cloud software-as-a-service and platform-as-a-service	372	287	1,069	800
Cloud infrastructure-as-a-service	155	121	448	327
Software license updates and product support	4,661	4,564	14,161	13,511

Software and cloud revenues	7,170	7,100	21,075	20,285
Hardware systems products	712	725	2,007	2,108
Hardware systems support	587	598	1,791	1,800

Hardware systems revenues	1,299	1,323	3,798	3,908
Services revenues	858	884	2,647	2,762

Total revenues	9,327	9,307	27,520	26,955

Operating expenses:
Sales and marketing(1)	1,839	1,829	5,443	5,326
Cloud software-as-a-service and platform-as-a-service(1)	203	112	517	318
Cloud infrastructure-as-a-service(1)	88	76	254	224
Software license updates and product support(1)	300	286	867	860
Hardware systems products(1)	367	379	1,034	1,078
Hardware systems support(1)	218	207	628	630
Services(1)	724	715	2,179	2,194
Research and development	1,370	1,292	4,088	3,803
General and administrative	252	251	799	773
Amortization of intangible assets	527	560	1,642	1,732
Acquisition related and other	8	(5)	12	21
Restructuring	48	38	168	146

Total operating expenses	5,944	5,740	17,631	17,105

Operating income	3,383	3,567	9,889	9,850
Interest expense	(273)	(228)	(817)	(674)
Non-operating income (expense), net	40	(90)	65	(60)

Income before provision for income taxes	3,150	3,249	9,137	9,116
Provision for income taxes	655	684	1,956	1,807

Net income	$2,495	$2,565	$7,181	$7,309

Earnings per share:
Basic	$0.57	$0.57	$1.63	$1.61

Diluted	$0.56	$0.56	$1.59	$1.58

Weighted average common shares outstanding:
Basic	4,389	4,496	4,419	4,546

Diluted	4,494	4,575	4,516	4,616

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2015 and 2014

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014
Net income	$2,495	$2,565	$7,181	$7,309
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(262)	(32)	(629)	(139)
Net unrealized gains on defined benefit plans	2	3	8	9
Net unrealized (losses) gains on marketable securities	(6)	8	15	(10)
Net unrealized (losses) gains on cash flow hedges	(30)	12	6	4

Total other comprehensive loss, net	(296)	(9)	(600)	(136)

Comprehensive income	$2,199	$2,556	$6,581	$7,173

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2015 and 2014

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$7,181	$7,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	502	452
Amortization of intangible assets	1,642	1,732
Deferred income taxes	(486)	(307)
Stock-based compensation	689	583
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	284	288
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(167)	(162)
Other, net	126	72
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,867	2,006
(Increase) decrease in inventories	(78)	20
Decrease in prepaid expenses and other assets	362	181
Decrease in accounts payable and other liabilities	(1,204)	(730)
Decrease in income taxes payable	(369)	(457)
Decrease in deferred revenues	(296)	(522)

Net cash provided by operating activities	10,053	10,465

Cash flows from investing activities:
Purchases of marketable securities and other investments	(23,339)	(25,550)
Proceeds from maturities and sales of marketable securities and other investments	15,042	23,110
Acquisitions, net of cash acquired	(6,232)	(3,066)
Capital expenditures	(794)	(426)

Net cash used for investing activities	(15,323)	(5,932)

Cash flows from financing activities:
Payments for repurchases of common stock	(6,079)	(7,841)
Proceeds from issuances of common stock	1,445	1,519
Payments of dividends to stockholders	(1,600)	(1,640)
Proceeds from borrowings, net of issuance costs	9,945	5,566
Repayments of borrowings	(1,500)	—
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	167	162
Distributions to noncontrolling interests	(196)	(28)

Net cash provided by (used for) financing activities	2,182	(2,262)

Effect of exchange rate changes on cash and cash equivalents	(980)	(52)

Net (decrease) increase in cash and cash equivalents	(4,068)	2,219
Cash and cash equivalents at beginning of period	17,769	14,613

Cash and cash equivalents at end of period	$13,701	$16,832

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$12	$133
Increase (decrease) in unsettled repurchases of common stock	$8	$(12)
Increase in unsettled investment purchases	$817	$479

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

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

We adopted Accounting Standards Update (ASU) No. 2015-02, Amendments to the Consolidation Analysis, ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, and ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, during the first nine months of fiscal 2015, none of which had an impact on our reported financial position or results of operations and cash flows. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of other new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014
Transitional and other employee related costs	$14	$7	$46	$17
Stock-based compensation	1	—	5	4
Professional fees and other, net	(7)	2	(39)	15
Business combination adjustments, net	—	(14)	—	(15)

Total acquisition related and other expenses	$8	$(5)	$12	$21

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

Included in acquisition related and other expenses during the nine months ended February 28, 2015 is a $53 million benefit related to certain litigation (refer to Note 14 of Notes to Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014 for additional information).

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014
Interest income	$82	$67	$250	$189
Foreign currency losses, net	(32)	(148)	(105)	(226)
Noncontrolling interests in income	(17)	(23)	(100)	(75)
Other income, net	7	14	20	52

Total non-operating income (expense), net	$40	$(90)	$65	$(60)

Included in foreign currency losses, net for the fiscal 2015 periods presented was a foreign currency remeasurement loss of $23 million related to our Venezuelan subsidiary due to the continued “highly inflationary” designation of the Venezuelan economy in accordance with ASC 830, Foreign Currency Matters; the introduction of currency exchange legislation in Venezuela in February 2015 to create a new foreign exchange mechanism known as SIMADI; and the remeasurement of certain assets and liabilities of our Venezuelan subsidiary pursuant to the SIMADI rate, which we determined, based upon our specific facts and circumstances, was the most appropriate for the reporting of our Venezuelan subsidiary’s Bolivar based transactions and net monetary assets in U.S. Dollars. We incurred a $111 million loss during the fiscal 2014 periods presented for generally similar reasons (refer to our Annual Report on Form 10-K for the year ended May 31, 2014 for additional discussion).

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $415 million and $1.3 billion for the three and nine months ended February 28, 2015, respectively, and $529 million and $1.6 billion for the three and nine months ended February 28, 2014, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

Recent Accounting Pronouncements

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

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

(in millions)
Cash and cash equivalents	$675
Trade receivables, net	181
Inventories	32
Goodwill	3,327
Intangible assets	1,966
Other assets	148
Accounts payable and other liabilities	(343)
Deferred tax liabilities, net	(614)
Deferred revenues	(125)

Total	$5,247

We do not expect the goodwill recognized as a part of the MICROS acquisition to be deductible for income tax purposes.

Other Fiscal 2015 Acquisitions

During the first nine months of fiscal 2015, we acquired certain other companies primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $1.7 billion, which consisted of approximately $1.7 billion in cash and $7 million for the fair value of stock options and restricted stock-based awards assumed. We have preliminarily recorded $17 million of net tangible assets and $381 million of identifiable intangible assets, based on their estimated fair values, and $1.3 billion of residual goodwill.

The initial purchase price calculation and related accounting for our acquisitions completed during the first nine months of fiscal 2015 is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during the first nine months of fiscal 2015 were based upon preliminary calculations and valuations and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

Fiscal 2014 Acquisitions

Acquisition of Responsys, Inc.

On February 6, 2014, we completed our acquisition of Responsys, Inc. (Responsys), a provider of enterprise-scale cloud-based business-to-consumer marketing software. We have included the financial results of Responsys in our consolidated financial statements from the date of acquisition. The total purchase price for Responsys was approximately $1.6 billion, which consisted of approximately $1.4 billion in cash and $147 million for the fair value of stock options and restricted stock-based awards assumed. We have recorded $32 million of net tangible liabilities, related primarily to deferred tax liabilities, $580 million of identifiable intangible assets, and $14 million of in-process research and development, based on their estimated fair values, and $1.0 billion of residual goodwill.

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

The unaudited pro forma financial information for the three and nine months ended February 28, 2015 combined the historical results of Oracle for the three and nine months ended February 28, 2015, the historical results of MICROS for the six months ended June 30, 2014 (adjusted due to differences in reporting periods and considering the date we acquired MICROS), the historical results of certain other companies that we acquired

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

since the beginning of fiscal 2015 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and nine months ended February 28, 2014 combined the historical results of Oracle for the three and nine months ended February 28, 2014, the historical results of MICROS for the three and nine months ended March 31, 2014 (due to differences in reporting periods), the historical results of Responsys for the three and nine months ended September 30, 2013 (adjusted due to differences in reporting periods and considering the date we acquired Responsys), the historical results of certain other companies that we acquired since the beginning of fiscal 2014 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2015	2014	2015	2014
Total revenues	$9,347	$9,736	$27,994	$28,256
Net income	$2,459	$2,520	$7,128	$7,141
Basic earnings per share	$0.56	$0.56	$1.61	$1.57
Diluted earnings per share	$0.55	$0.55	$1.58	$1.55

3.	FAIR VALUE MEASUREMENTS

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

February 28, 2015

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	February 28, 2015			May 31, 2014
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
U.S. Treasury securities	$515	$—	$515	$—	$—	$—
Commercial paper debt securities	—	5,401	5,401	—	7,969	7,969
Corporate debt securities and other	180	25,586	25,766	119	16,538	16,657
Derivative financial instruments	—	60	60	—	97	97

Total assets	$695	$31,047	$31,742	$119	$24,604	$24,723

Liabilities:
Derivative financial instruments	$—	$203	$203	$—	$—	$—

Our marketable securities investments consisted of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of February 28, 2015 and May 31, 2014, approximately 34% and 45%, respectively, of our marketable securities investments mature within one year and 66% and 55%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $32.3 billion and $24.2 billion of borrowings, which consisted of senior notes that were outstanding as of February 28, 2015 and May 31, 2014, respectively, the estimated fair values of our borrowings using Level 2 inputs at February 28, 2015 and May 31, 2014 were $35.3 billion and $26.4 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	February 28, 2015	May 31, 2014
Raw materials	$95	$74
Work-in-process	65	28
Finished goods	125	87

Total	$285	$189

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2015 and the net book value of intangible assets at February 28, 2015 and May 31, 2014 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2014	Additions(1)	February 28, 2015	May 31, 2014	Expense	February 28, 2015	May 31, 2014	February 28, 2015
Software support agreements and related relationships	$5,218	$948	$6,166	$(4,403)	$(412)	$(4,815)	$815	$1,351	14 years
Hardware systems support agreements and related relationships	969	66	1,035	(530)	(109)	(639)	439	396	8 years
Developed technology	4,387	873	5,260	(2,176)	(526)	(2,702)	2,211	2,558	9 years
Core technology	1,617	—	1,617	(1,294)	(147)	(1,441)	323	176	N.A.
Customer relationships and contract backlog	2,054	160	2,214	(1,459)	(237)	(1,696)	595	518	5 years
SaaS, PaaS and IaaS agreements and related relationships and other	1,789	227	2,016	(305)	(150)	(455)	1,484	1,561	11 years
Trademarks	516	103	619	(276)	(61)	(337)	240	282	18 years

Total intangible assets subject to amortization	16,550	2,377	18,927	(10,443)	(1,642)	(12,085)	6,107	6,842	11 years
In-process research and development	30	(30)	—	—	—	—	30	—	N.A.

Total intangible assets, net	$16,580	$2,347	$18,927	$(10,443)	$(1,642)	$(12,085)	$6,137	$6,842

(1)	The substantial majority of intangible assets acquired during fiscal 2015 related to our acquisition of MICROS.

(2)	Represents weighted average useful lives of intangible assets acquired during fiscal 2015.

Total amortization expense related to our intangible assets was $527 million and $1.6 billion for the three and nine months ended February 28, 2015, respectively, and $560 million and $1.7 billion for the three and nine months ended February 28, 2014, respectively. As of February 28, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2015	$491
Fiscal 2016	1,601
Fiscal 2017	976
Fiscal 2018	831
Fiscal 2019	725
Fiscal 2020	574
Thereafter	1,644

Total intangible assets, net	$6,842

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2015 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Other(2)	Total
Balances as of May 31, 2014	$13,139	$12,472	$2,082	$1,959	$29,652
Goodwill from acquisitions	1,310	15	—	3,335	4,660
Goodwill adjustments(1)	—	(2)	19	(1)	16

Balances as of February 28, 2015	$14,449	$12,485	$2,101	$5,293	$34,328

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

(2)

Represents goodwill allocated to our other operating segments and, as of February 28, 2015, approximately $3.3 billion of goodwill for certain of our acquisitions that will be allocated based upon the finalization of valuations, including for MICROS.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes), $2.0 billion of 2.25% notes due October 2019 (2019 Notes), $1.5 billion of 2.80% notes due July 2021 (2021 Notes), $2.0 billion of 3.40% notes due July 2024 (2024 Notes), $1.75 billion of 4.30% notes due July 2034 (2034 Notes) and $1.0 billion of 4.50% notes due July 2044 (2044 Notes and, together with the 2017 Notes, 2019 Floating Rate Notes, 2019 Notes, 2021 Notes, 2024 Notes and 2034 Notes, the Senior Notes). The floating rate notes bear interest at a floating rate equal to three-month LIBOR plus 0.20% for the 2017 Notes and 0.51% for the 2019 Floating Rate Notes (0.45% and 0.76% as of February 28, 2015, respectively) with interest payable quarterly. We issued the Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, our acquisition of MICROS and future acquisitions, and repayment of indebtedness.

The effective interest yields of the 2019 Notes, 2021 Notes, 2024 Notes, 2034 Notes and 2044 Notes (collectively, the Fixed Rate Senior Notes) at February 28, 2015 were 2.27%, 2.82%, 3.43%, 4.30% and 4.50%, respectively, and interest is payable semi-annually. In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with the 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR (0.74% and 0.88%, respectively, at February 28, 2015; see Note 9 for additional information). We may redeem some or all of the Fixed Rate Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. The 2017 Notes and 2019 Floating Rate Notes may not be redeemed prior to their maturity.

The Senior Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program and all existing and future unsecured senior indebtedness of Oracle Corporation (see Note 8 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 for further information on our commercial paper program and other borrowings). All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at February 28, 2015.

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

Fiscal 2015 Oracle Restructuring Plan

During the second quarter of fiscal 2015, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisition of MICROS and certain other operational activities (2015 Restructuring Plan). The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $61 million of restructuring expenses in

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

connection with the 2015 Restructuring Plan in the first nine months of fiscal 2015 and we expect to incur the majority of the estimated remaining $565 million through the end of fiscal 2016. Any changes to the estimates of executing the 2015 Restructuring Plan will be reflected in our future results of operations.

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (2013 Restructuring Plan). Restructuring costs associated with the 2013 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $118 million of restructuring expenses in connection with the 2013 Restructuring Plan in the first nine months of fiscal 2015. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of February 28, 2015.

Summary of All Plans

	Accrued	Nine Months Ended February 28, 2015				Accrued	Total Costs	Total Expected
	May 31,	Initial	Adj. to	Cash		February 28,	Accrued	Program
(in millions)	2014(2)	Costs(3)	Cost(4)	Payments	Others(5)	2015(2)	to Date	Costs
Fiscal 2015 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$13	$1	$(6)	$—	$8	$14	$110
Software license updates and product support	—	4	—	(1)	—	3	4	209
Hardware systems business	—	10	—	(2)	(1)	7	10	65
Services	—	10	1	(4)	—	7	11	101
General and administrative and other	—	22	—	(16)	—	6	22	141

Total Fiscal 2015 Oracle Restructuring Plan	$—	$59	$2	$(29)	$(1)	$31	$61	$626

Total Fiscal 2013 Oracle Restructuring Plan(6)	$61	$128	$(10)	$(130)	$(10)	$39

Total other restructuring plans(6)	$108	$7	$(18)	$(33)	$—	$64

Total restructuring plans	$169	$194	$(26)	$(192)	$(11)	$134

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at February 28, 2015 and May 31, 2014 included $93 million and $100 million, respectively, recorded in other current liabilities, and $41 million and $69 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2015	May 31, 2014
Software license updates and product support	$5,188	$5,909
Hardware systems support and other	514	664
Services	316	364
Cloud SaaS, PaaS and IaaS	321	248
New software licenses	104	84

Deferred revenues, current	6,443	7,269
Deferred revenues, non-current (in other non-current liabilities)	435	404

Total deferred revenues	$6,878	$7,673

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

Fair Value Hedges—Interest Rate Swap Agreements

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes and 2021 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the 2019 Notes, 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

We have designated the aforementioned interest rate swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of certain of our fixed rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable, non-current. The periodic interest settlements for the interest rate swap agreements for the 2019 Notes, 2021 Notes and the January 2019 Notes are recorded as interest expense and are included as a part of cash flows from operating activities.

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

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income (expense), net in the same period that the carrying value of the Euro denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income (expense), net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the nine months ended February 28, 2015. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income (expense), net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the nine months ended February 28, 2015.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 for additional information regarding these contracts). As of February 28, 2015 and May 31, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.2 billion and $3.6 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.3 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at February 28, 2015 and May 31, 2014. Included in our non-operating income (expense), net were $14 million and $49 million of net gains related to these forward contracts for the three and nine months ended February 28, 2015, respectively, and $5 million and $(4) million of net gains (losses) for the three and nine months ended February 28, 2014, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

	February 28, 2015		May 31, 2014
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$60	Other assets	$15

Interest rate swap agreements designated as fair value hedges	Not applicable	$—	Prepaid expenses and other current assets	$8

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(203)	Other assets	$74

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(1,024)	Notes payable, non-current	$(1,116)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of (Loss) Gain Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of (Loss) Gain Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended February 28,		Nine Months Ended February 28,			Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014		2015	2014	2015	2014
Cross-currency swap agreements designated as cash flow hedges	$(164)	$36	$(277)	$84	Non-operating income (expense), net	$(134)	$24	$(283)	$80

Foreign currency borrowings designated as net investment hedge	$80	$(14)	$169	$(41)	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative					Location and Amount of (Loss) Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended February 28,		Nine Months Ended February 28,			Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)		2015	2014	2015	2014		2015	2014	2015	2014
Interest rate swap agreements designated as fair value hedges	Interest expense	$15	$(13)	$37	$(14)	Interest expense	$(15)	$13	$(37)	$14

10.	STOCKHOLDERS’ EQUITY

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $11.2 billion remained available for stock repurchases as of February 28, 2015, pursuant to our stock repurchase program. We repurchased 147.7 million shares for $6.1 billion during the nine months ended February 28, 2015 (including 2.3 million shares for $102 million that were repurchased but not settled) and 231.4 million shares for $7.8 billion during the nine months ended February 28, 2014 under the stock repurchase program.

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

Dividends on Common Stock

During the nine months ended February 28, 2015, our Board of Directors declared cash dividends of $0.36 per share of our outstanding common stock, which we paid during the same period.

In March 2015, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock, an increase of $0.03 per share over the prior period dividend. The dividend is payable on April 28, 2015 to stockholders of record as of the close of business on April 7, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first nine months of fiscal 2015, we issued 36 million stock options and 26 million restricted stock-based awards, which primarily included awards issued as a part of our annual stock-based award process and awards from companies that we have acquired, that were subject to service-based vesting restrictions. Included in the aforementioned restricted stock-based award total were 3 million of performance-based restricted stock units (PSUs) that vest upon the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

attainment of certain performance metrics and service-based vesting. Based upon actual attainment relative to the “target” performance metric, certain participants have the ability to be issued up to 150% of the target number of PSUs originally granted, or to be issued no PSUs at all. For each share granted as a restricted stock-based award under our 2000 Long-Term Equity Incentive Plan, an equivalent of 2.5 shares is deducted from our pool of available stock awards. Our stock option and restricted stock-based award issuances were partially offset by forfeitures and cancellations of 15 million shares during the first nine months of fiscal 2015.

We estimated the fair values of our stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. We recognize stock-based compensation expense on a straight-line basis over the service period of the stock option, which is generally four years. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for the three and nine months ended February 28, 2015 and 2014:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Expected life (in years)	4.7	4.7	5.1	5.1
Risk-free interest rate	1.3%	1.5%	1.7%	1.4%
Volatility	24%	24%	23%	27%
Dividend yield	1.1%	1.3%	1.2%	1.6%
Weighted-average fair value per share	$27.77	$7.18	$9.78	$6.65

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

Stock-based compensation is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014
Sales and marketing	$45	$40	$131	$118
Cloud software-as-a-service and platform-as-a-service	3	2	8	5
Cloud infrastructure-as-a-service	1	1	3	2
Software license updates and product support	6	6	15	16
Hardware systems products	1	1	4	4
Hardware systems support	2	1	4	4
Services	8	6	23	18
Research and development	138	99	380	285
General and administrative	29	42	116	127
Acquisition related and other	1	—	5	4

Total stock-based compensation	$234	$198	$689	$583

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, acquisition related settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 20.8% and 21.4% for the three and nine months ended February 28, 2015, respectively, and 21.0% and 19.8% for the three and nine months ended February 28, 2014, respectively.

Our net deferred tax assets were $954 million and $1.4 billion as of February 28, 2015 and May 31, 2014, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

February 28, 2015

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses and for the operating segments of our software and cloud and hardware systems businesses:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014
New software licenses and cloud software subscriptions:
Revenues(1)	$2,356	$2,418	$6,469	$6,450
Cloud software-as-a-service and platform-as-a-service expenses	195	108	494	302
Sales and distribution expenses	1,390	1,378	4,106	3,947

Margin(2)	$771	$932	$1,869	$2,201
Cloud infrastructure-as-a-service:
Revenues	$155	$121	$448	$327
Cloud infrastructure-as-a-service expenses	84	72	242	212
Sales and distribution expenses	25	13	65	43

Margin(2)	$46	$36	$141	$72
Software license updates and product support:
Revenues(1)	$4,664	$4,565	$14,170	$13,513
Software license updates and product support expenses	281	274	820	822

Margin(2)	$4,383	$4,291	$13,350	$12,691
Total software and cloud business:
Revenues(1)	$7,175	$7,104	$21,087	$20,290
Expenses	1,975	1,845	5,727	5,326

Margin(2)	$5,200	$5,259	$15,360	$14,964
Hardware systems products:
Revenues	$712	$725	$2,007	$2,108
Hardware systems products expenses	366	378	1,030	1,075
Sales and distribution expenses	211	223	632	684

Margin(2)	$135	$124	$345	$349
Hardware systems support:
Revenues(1)	$588	$600	$1,794	$1,811
Hardware systems support expenses	209	199	602	604

Margin(2)	$379	$401	$1,192	$1,207
Total hardware systems business:
Revenues(1)	$1,300	$1,325	$3,801	$3,919
Expenses	786	800	2,264	2,363

Margin(2)	$514	$525	$1,537	$1,556
Total services business:
Revenues(1)	$859	$886	$2,653	$2,771
Services expenses	694	686	2,097	2,108

Margin(2)	$165	$200	$556	$663
Totals:
Revenues(1)	$9,334	$9,315	$27,541	$26,980
Expenses	3,455	3,331	10,088	9,797

Margin(2)	$5,879	$5,984	$17,453	$17,183

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $3 million and $5 million for the three months ended February 28, 2015 and 2014, respectively, and $9 million and $12 million for the nine months ended February 28, 2015 and 2014, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $3 million and $1 million for the three months ended February 28, 2015 and 2014, respectively, and $9 million and $2 million for the nine months ended February 28, 2015 and 2014, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $2 million for the three months ended February 28, 2015 and 2014, respectively, and $3 million and $11 million for the nine months ended February 28, 2015 and 2014, respectively. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues. Our new software license and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, marketing and partner programs, and corporate, general and administrative and information technology expenses. Additionally, the margins reported do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other income (expense), net.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014
Total revenues for operating segments	$9,334	$9,315	$27,541	$26,980
Cloud software-as-a-service and platform-as-a-service revenues(1)	(3)	(5)	(9)	(12)
Software license updates and product support revenues(1)	(3)	(1)	(9)	(2)
Hardware systems support revenues(1)	(1)	(2)	(3)	(11)

Total revenues	$9,327	$9,307	$27,520	$26,955

Total margin for operating segments	$5,879	$5,984	$17,453	$17,183
Cloud software-as-a-service and platform-as-a-service revenues(1)	(3)	(5)	(9)	(12)
Software license updates and product support revenues(1)	(3)	(1)	(9)	(2)
Hardware systems support revenues(1)	(1)	(2)	(3)	(11)
Product development	(1,180)	(1,150)	(3,562)	(3,386)
Marketing and partner program expenses	(116)	(132)	(370)	(409)
Corporate, general and administrative and information technology expenses	(377)	(336)	(1,105)	(1,035)
Amortization of intangible assets	(527)	(560)	(1,642)	(1,732)
Acquisition related and other	(8)	5	(12)	(21)
Restructuring	(48)	(38)	(168)	(146)
Stock-based compensation	(233)	(198)	(684)	(579)
Interest expense	(273)	(228)	(817)	(674)
Non-operating income (expense), net	40	(90)	65	(60)

Income before provision for income taxes	$3,150	$3,249	$9,137	$9,116

(1)

New software licenses and cloud software subscriptions revenues, software license updates and product support revenues and hardware systems support revenues for management reporting included revenues that would have otherwise been recorded by our acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to footnote one to our business and operating segments summary results table above in this Note 12 for additional information.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$2,495	$2,565	$7,181	$7,309

Weighted average common shares outstanding	4,389	4,496	4,419	4,546
Dilutive effect of employee stock plans	105	79	97	70

Dilutive weighted average common shares outstanding	4,494	4,575	4,516	4,616

Basic earnings per share	$0.57	$0.57	$1.63	$1.61
Diluted earnings per share	$0.56	$0.56	$1.59	$1.58
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	39	35	36	168

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2015

(Unaudited)

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

We are organized into three businesses—software and cloud, hardware systems and services—which are further divided into certain operating segments. Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Our cloud infrastructure-as-a-service segment was established during our fiscal quarter ended May 31, 2014. Our results for the third quarter and first nine months of fiscal 2015 and historical results for the same periods of fiscal 2014 have been reclassified to reflect this new segment structure and will continue prospectively in our future filings. See Note 12 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, for additional information related to our operating segments. An overview of our three businesses and related operating segments follows.

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

New Software Licenses and Cloud Software Subscriptions:    We license our database and middleware, as well as our application software, and provide access to a broad range of our software through Oracle Cloud SaaS and Oracle Cloud PaaS offerings (SaaS and PaaS collectively are referred to as cloud software subscriptions). Our software offerings are substantially built on a standards-based, integrated architecture that is designed to help customers reduce the cost and complexity of their IT infrastructure. Our software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

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

For certain of our acquired businesses, we recorded adjustments to reduce the cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to acquired contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $3 million and $5 million for the three months ended February 28, 2015 and 2014, respectively, and $9 million and $12 million for the nine months ended February 28, 2015 and 2014, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of these contracts over their respective contractual periods.

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

Software license updates and product support revenues, which represented 49% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 90% and accounted for 79% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $3 million and $1 million for the three months ended February 28, 2015 and 2014, respectively, and $9 million and $2 million for the nine months ended February 28, 2015 and 2014, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

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

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware systems support obligations assumed, and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $1 million and $2 million for the three months ended February 28, 2015 and 2014, respectively, and $3 million and $11 million for the nine months ended February 28, 2015 and 2014, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

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

During the first nine months of fiscal 2015, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2015 compared to the same periods of fiscal 2014 was impacted by our recent acquisitions, primarily our acquisitions of MICROS in the second quarter of fiscal 2015 and Responsys in the third quarter of fiscal 2014.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2015 compared to the same periods of fiscal 2014, we may qualitatively disclose the impact of our acquired products and services (for the one year period subsequent to the acquisition date) to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. The contributions of our acquisitions to certain of our operating segments’ revenues, margins and expenses for each of the respective period comparisons generally are not provided in our discussions as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2014, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2015 and 2014, our financial statements would reflect reported revenues of $1.13 million in the first nine months of fiscal 2015 (using 1.13 as the month-end average exchange rate for the period) and $1.37 million in the first nine months of fiscal 2014 (using 1.37 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and nine months ended February 28, 2015 and 2014 using the May 31, 2014 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Total Revenues by Geography:
Americas	$5,134	4%	6%	$4,953	$14,974	4%	5%	$14,466
EMEA(1)	2,813	-4%	9%	2,923	8,313	2%	7%	8,178
Asia Pacific(2)	1,380	-4%	3%	1,431	4,233	-2%	2%	4,311

Total revenues	9,327	0%	6%	9,307	27,520	2%	5%	26,955
Total Operating Expenses	5,944	4%	8%	5,740	17,631	3%	5%	17,105

Total Operating Margin	$3,383	-5%	4%	$3,567	$9,889	0%	5%	$9,850

Total Operating Margin %	36%			38%	36%			37%
% Revenues by Geography:
Americas	55%			54%	55%			54%
EMEA	30%			31%	30%			30%
Asia Pacific	15%			15%	15%			16%
Total Revenues by Business:
Software and Cloud	$7,170	1%	7%	$7,100	$21,075	4%	7%	$20,285
Hardware Systems	1,299	-2%	5%	1,323	3,798	-3%	0%	3,908
Services	858	-3%	3%	884	2,647	-4%	-1%	2,762

Total revenues	$9,327	0%	6%	$9,307	$27,520	2%	5%	$26,955

% Revenues by Business:
Software and Cloud	77%			76%	76%			75%
Hardware Systems	14%			14%	14%			15%
Services	9%			10%	10%			10%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    Our results of operations for the fiscal third quarter of 2015 compared to the fiscal third quarter of fiscal 2014 were significantly impacted by movements in international currencies relative to the United States dollar, which decreased our total revenues by 6 percentage points, total operating expenses by 4 percentage points and total operating income by 9 percentage points.

Excluding the effects of unfavorable currency variations of 6 percentage points, our total revenues increased in the third quarter of fiscal 2015 due to revenue increases across all of our businesses. The constant currency growth in our software and cloud revenues was attributable to growth in our software license updates and product support revenues, growth in our SaaS, PaaS and IaaS revenues, and revenue contributions from our recent acquisitions. The constant currency growth in our hardware systems business was attributable to growth in our hardware products and hardware support revenues, which were primarily attributable to revenue contributions from our recent acquisitions and growth in our Oracle Engineered Systems revenues. The constant currency growth in our services business was primarily attributable to our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 48%, EMEA contributed 44% and Asia Pacific contributed 8% to the increase in our total revenues during the third quarter of fiscal 2015.

Excluding the effects of favorable currency variations of 4 percentage points, our total operating expenses increased by 8 percentage points during the third quarter of fiscal 2015 primarily due to expense increases across all of our lines of business, the largest of which were due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, and increased cloud SaaS and PaaS expenses to support the increase in our cloud SaaS and PaaS revenues.

Excluding the effects of unfavorable foreign currency rate fluctuations of 9 percentage points, our operating margin increased during the third quarter of fiscal 2015 due to the increase in our total revenues, while our operating margin as a percentage of revenues decreased due to our total operating expenses growth exceeding our total revenues growth.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    Excluding the effects of unfavorable currency variations of 3 percentage points, our total revenues increased in the first nine months of fiscal 2015 by 5 percentage points due to an increase in our software and cloud business revenues due to the same reasons noted above, partially offset by revenue decreases in our services businesses. Excluding the effects of currency rate fluctuations, the Americas contributed 51%, EMEA contributed 44% and Asia Pacific contributed 5% to the growth in our total revenues during the first nine months of fiscal 2015.

Total constant currency operating expenses increased during the first nine months of fiscal 2015 due to similar reasons as noted above and were partially offset by a $53 million benefit recorded in the first nine months of fiscal 2015 related to certain litigation (refer to Note 14 of Notes to Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014 for additional information).

Excluding the effects of unfavorable foreign currency rate fluctuations of 5 percentage points, our operating margin and operating margin as a percentage of revenues increased during the first nine months of fiscal 2015 as our total revenues growth exceeded our total operating expenses growth during this period.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2015	2014	2015	2014
Cloud software-as-a-service and platform-as-a-service deferred revenues(1)	$3	$5	$9	$12
Software license updates and product support deferred revenues(1)	3	1	9	2
Hardware systems support deferred revenues(1)	1	2	3	11
Amortization of intangible assets(2)	527	560	1,642	1,732
Acquisition related and other(3)(5)	8	(5)	12	21
Restructuring(4)	48	38	168	146
Stock-based compensation(5)	233	198	684	579
Income tax effects(6)	(247)	(251)	(715)	(783)

	$576	$548	$1,812	$1,720

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to subscription contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million and $5 million for the three months ended February 28, 2015 and 2014, respectively, and $9 million and $12 million for the nine months ended February 28, 2015 and 2014, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $3 million and $1 million for the three months ended February 28, 2015 and 2014, respectively, and $9 million and $2 million for the nine months ended February 28, 2015 and 2014, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $1 million and $2 million for the three months ended February 28, 2015 and 2014, respectively, and $3 million and $11 million for the nine months ended February 28, 2015 and 2014, respectively.

Approximately $3 million and $4 million of estimated cloud SaaS and PaaS revenues related to contracts assumed will not be recognized during the remainder of fiscal 2015 and fiscal 2016, respectively, that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $2 million of estimated software license updates and product support revenues related to software support contracts assumed will not be recognized during each of the remainder of fiscal 2015 and fiscal 2016 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $1 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during each of the remainder of fiscal 2015 and fiscal 2016 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of February 28, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2015	$491
Fiscal 2016	1,601
Fiscal 2017	976
Fiscal 2018	831
Fiscal 2019	725
Fiscal 2020	574
Thereafter	1,644

Total intangible assets, net	$6,842

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

The significant majority of restructuring expenses during the first nine months of fiscal 2015 primarily related to employee severance in connection with our Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan) and our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Restructuring expenses during the first nine months of fiscal 2014 primarily related to costs incurred pursuant to our 2013 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Sales and marketing	$45	$40	$131	$118
Cloud software-as-a-service and platform-as-a-service	3	2	8	5
Cloud infrastructure-as-a-service	1	1	3	2
Software license updates and product support	6	6	15	16
Hardware systems products	1	1	4	4
Hardware systems support	2	1	4	4
Services	8	6	23	18
Research and development	138	99	380	285
General and administrative	29	42	116	127

Subtotal	233	198	684	579
Acquisition related and other	1	—	5	4

Total stock-based compensation	$234	$198	$689	$583

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the third quarter and first nine months of fiscal 2015 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 22.7% and 22.9%, respectively, instead of 20.8% and 21.4%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the third quarter and first nine months of fiscal 2014 were calculated reflecting effective tax rates of 23.1% and 22.3%, respectively, instead of 21.0% and 19.8%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the same reasons as noted above for the fiscal 2015 periods presented.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$1,293	0%	3%	$1,287	$3,582	2%	4%	$3,507
EMEA	701	-3%	9%	727	1,797	0%	7%	1,789
Asia Pacific	360	-10%	-5%	401	1,087	-5%	-2%	1,151

Total revenues	2,354	-3%	4%	2,415	6,466	0%	4%	6,447
Expenses:
Cloud software-as-a-service and platform-as-a-service(1)	200	81%	88%	110	509	63%	66%	313
Sales and marketing(1)	1,546	1%	7%	1,538	4,582	3%	6%	4,444
Stock-based compensation	44	8%	8%	41	130	10%	10%	118
Amortization of intangible assets(2)	255	6%	6%	240	760	5%	5%	722

Total expenses	2,045	6%	11%	1,929	5,981	7%	9%	5,597

Total Margin	$309	-37%	-27%	$486	$485	-43%	-34%	$850

Total Margin %	13%			20%	8%			13%
% Revenues by Geography:
Americas	55%			53%	55%			54%
EMEA	30%			30%	28%			28%
Asia Pacific	15%			17%	17%			18%
Revenues by Software Offerings:
New software licenses	$1,982	-7%	0%	$2,128	$5,397	-4%	-1%	$5,647
Cloud software-as-a-service and platform-as-a-service	372	30%	34%	287	1,069	34%	36%	800

Total new software licenses and cloud software subscriptions revenues	$2,354	-3%	4%	$2,415	$6,466	0%	4%	$6,447

% Revenues by Software Offerings:
New software licenses	84%			88%	83%			88%
Cloud software-as-a-service and platform-as-a-service	16%			12%	17%			12%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 7 percentage points, total new software licenses and cloud software subscriptions revenues increased by 4 percentage points in the third quarter of fiscal 2015 due to growth in our cloud SaaS and PaaS revenues and contributions from our recent acquisitions. On a constant currency basis, the Americas and EMEA regions contributed to the increase in our new software licenses and cloud software subscription revenues during the third quarter of fiscal 2015, and were partially offset by revenue declines in the Asia Pacific region.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amounts of $3 million and $5 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the third quarters of fiscal 2015 and 2014, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud SaaS and PaaS contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 5% in the third quarter of fiscal 2015 and represented 28% of our new software licenses revenues in each of the third quarters of fiscal 2015 and fiscal 2014.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, total new software licenses and cloud software subscriptions expenses increased in the third quarter of fiscal 2015 primarily due to higher employee related expenses from increased headcount, higher variable compensation expenses and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effects of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in the third quarter of fiscal 2015 as our total revenues increased at a slower rate than our total expenses for this operating segment.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations of 4 percentage points, total new software licenses and cloud software subscriptions revenues increased in the first nine months of fiscal 2015 due primarily to similar reasons as noted above. Excluding the effects of currency rate fluctuations, the Americas and EMEA regions contributed to the increase in our new software licenses and cloud software subscription revenues during the first nine months of fiscal 2015, and were partially offset by revenue declines in the Asia Pacific region.

Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amounts of $9 million and $12 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2015 and 2014, respectively. In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 8% in the first nine months of fiscal 2015 and represented 28% of our new software licenses revenues in the first nine months of fiscal 2015 in comparison to 29% in the first nine months of fiscal 2014.

Excluding the effects of favorable currency rate fluctuations, total new software licenses and cloud software subscriptions expenses increased, and margin and margin as a percentage of revenues decreased, in the first nine months of fiscal 2015 primarily due to the same reasons as noted above.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Cloud Infastructure-as-a-Service Revenues:
Americas	$115	29%	31%	$90	$326	33%	34%	$245
EMEA	31	22%	30%	25	97	52%	52%	63
Asia Pacific	9	40%	55%	6	25	35%	44%	19

Total revenues	155	28%	32%	121	448	37%	38%	327
Expenses:
Cloud infastructure-as-a-service(1)	87	16%	19%	75	251	13%	15%	222
Sales and marketing(1)	25	86%	92%	13	65	50%	52%	43
Stock-based compensation	1	24%	24%	1	3	22%	22%	2
Amortization of intangible assets(2)	1	*	*	—	1	*	*	—

Total expenses	114	27%	30%	89	320	20%	21%	267

Total Margin	$41	29%	36%	$32	$128	112%	116%	$60

Total Margin %	26%			26%	29%			18%
% Revenues by Geography:
Americas	74%			74%	73%			75%
EMEA	20%			21%	21%			19%
Asia Pacific	6%			5%	6%			6%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

On a constant currency basis, total cloud IaaS revenues increased in the fiscal 2015 periods presented primarily due to growth in our comprehensive software and hardware management, maintenance and hosting services and due to revenue contributions from our recent acquisitions. During the third quarter of fiscal 2015 and first nine months of fiscal 2015, on a constant currency basis, the Americas region contributed 71% and 67% of our IaaS revenues growth, respectively, the EMEA region contributed 20% and 27% of our IaaS revenues growth, respectively, and the Asia Pacific region contributed 9% and 6% of our IaaS revenues growth, respectively.

On a constant currency basis, total cloud IaaS expenses increased in the fiscal 2015 periods presented primarily due to increased employee related expenses associated with increased headcount and increased infrastructure expenses to support our increase in IaaS revenues.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Software License Updates and Product Support Revenues:
Americas	$2,613	6%	8%	$2,470	$7,770	6%	7%	$7,336
EMEA	1,437	-4%	9%	1,493	4,503	3%	9%	4,364
Asia Pacific	611	2%	9%	601	1,888	4%	8%	1,811

Total revenues	4,661	2%	8%	4,564	14,161	5%	8%	13,511
Expenses:
Software license updates and product support(1)	294	5%	11%	280	852	1%	4%	844
Stock-based compensation	6	2%	2%	6	15	-10%	-10%	16
Amortization of intangible assets(2)	168	-15%	-15%	198	566	-7%	-7%	606

Total expenses	468	-3%	0%	484	1,433	-2%	0%	1,466

Total Margin	$4,193	3%	9%	$4,080	$12,728	6%	9%	$12,045

Total Margin %	90%			89%	90%			89%
% Revenues by Geography:
Americas	56%			54%	55%			55%
EMEA	31%			33%	32%			32%
Asia Pacific	13%			13%	13%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, software license updates and product support revenues increased by 8% in the third quarter of fiscal 2015 as a result of new software licenses sold with substantially all of these customers electing to purchase software support contracts during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from our recent acquisitions. Excluding the effect of currency rate fluctuations, the Americas contributed 49%, EMEA contributed 36% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues during the third quarter of fiscal 2015.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $3 million and $1 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the third quarters of 2015 and 2014, respectively. Historically, substantially all of our software license customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effects of favorable foreign currency rate fluctuations of 3 percentage points, total software license updates and product support expenses were flat during the third quarter of fiscal 2015 as increased headcount related expenses from our recent acquisitions were offset by lower amortization of intangible assets, in each case during the third quarter of fiscal 2015 in comparison to the third quarter of fiscal 2014.

Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, total margin and margin as a percentage of revenues for this segment increased during the third quarter of fiscal 2015 as our total revenues for this segment increased while our total expenses were flat.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    Excluding the effects of unfavorable currency variations of 3 percentage points, software license updates and product support revenues increased by 8% in the first nine months of fiscal 2015 primarily due to the same reasons as noted above. Excluding the effects of currency rate fluctuations, the Americas contributed 50%, EMEA contributed 36% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues during the first nine months of fiscal 2015.

Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $9 million and $2 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in the first nine months of fiscal 2015 and 2014, respectively.

Excluding the effects of favorable foreign currency rate fluctuations, total software license updates and product support expenses were flat during the first nine months of fiscal 2015 as expense increases associated with increased headcount from our recent acquisitions were substantially offset by lower statutory obligation expenses in the jurisdictions in which we operate and lower amortization of intangible assets, in each case in comparison to the first nine months of fiscal 2014.

In constant currency, total margin and margin as a percentage of revenues for this segment increased during the first nine months of fiscal 2015 as our total revenues for this segment increased while our total expenses were flat.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Hardware Systems Products Revenues:
Americas	$375	8%	11%	$348	$1,051	-1%	0%	$1,064
EMEA	203	-7%	9%	218	552	-5%	3%	579
Asia Pacific	134	-16%	-10%	159	404	-13%	-10%	465

Total revenues	712	-2%	6%	725	2,007	-5%	-1%	2,108
Expenses:
Hardware systems products(1)	366	-3%	5%	378	1,030	-4%	0%	1,074
Sales and marketing(1)	223	-6%	1%	238	665	-8%	-4%	721
Stock-based compensation	5	109%	109%	2	13	52%	52%	9
Amortization of intangible assets(2)	59	-1%	-1%	60	175	-19%	-19%	217

Total expenses	653	-4%	4%	678	1,883	-7%	-3%	2,021

Total Margin	$59	28%	35%	$47	$124	46%	51%	$87

Total Margin %	8%			7%	6%			4%
% Revenues by Geography:
Americas	53%			48%	52%			51%
EMEA	28%			30%	28%			27%
Asia Pacific	19%			22%	20%			22%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 8 percentage points, total hardware systems products revenues increased in the third quarter of fiscal 2015 due to incremental revenues from our recently acquired companies, including MICROS, and increases in hardware revenues attributable to our sales of Oracle Engineered Systems. On a constant currency basis, revenues growth in the Americas and EMEA regions was partially offset by a decline in the Asia Pacific region.

Excluding the effects of favorable currency rate variations of 8 percentage points, total hardware systems products operating expenses increased in the third quarter of fiscal 2015 primarily due to an increase in hardware systems products costs associated with increased hardware systems products revenues and an increase in employee related expenses resulting from increased headcount from our recent acquisitions.

Excluding the effects of unfavorable currency rate variations of 7 percentage points, total margin and margin as a percentage of revenues increased in the third quarter of fiscal 2015 as our total revenues increased at a faster rate than our total expenses for this operating segment.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    Excluding the effects of currency rate fluctuations, total hardware systems products revenues decreased in the first nine months of fiscal 2015 due to reductions in the sales volumes of certain of our product lines, including lower margin products. This decrease was partially offset by incremental revenues from our recently acquired companies and increases in hardware revenues attributable to our sales of Oracle Engineered Systems.

In constant currency, total hardware systems products operating expenses decreased in the first nine months of fiscal 2015 primarily due to lower bad debt expenses and a reduction in amortization of intangible assets, partially offset by an increase in employee related expenses resulting from increased headcount from our recent acquisitions.

In constant currency, total margin and margin as a percentage of revenues increased in the first nine months of fiscal 2015 due to the decrease in the total expenses for this segment.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Hardware Systems Support Revenues:
Americas	$311	1%	3%	$307	$934	1%	2%	$926
EMEA	176	-5%	8%	185	544	-2%	3%	554
Asia Pacific	100	-6%	1%	106	313	-2%	1%	320

Total revenues	587	-2%	4%	598	1,791	0%	2%	1,800
Expenses:
Hardware systems support(1)	216	5%	11%	206	624	0%	2%	626
Stock-based compensation	2	5%	5%	1	4	3%	3%	4
Amortization of intangible assets(2)	38	-35%	-35%	58	123	-29%	-29%	174

Total expenses	256	-4%	1%	265	751	-7%	-4%	804

Total Margin	$331	-1%	6%	$333	$1,040	4%	8%	$996

Total Margin %	56%			56%	58%			55%
% Revenues by Geography:
Americas	53%			51%	52%			51%
EMEA	30%			31%	30%			31%
Asia Pacific	17%			18%	18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, hardware systems support revenues increased by 4 percentage points in the third quarter of fiscal 2015, primarily due to incremental revenues from our recently acquired companies, including MICROS. The Americas region contributed 35%, EMEA contributed 61% and Asia Pacific contributed 4%, to our constant currency growth in hardware systems support revenues during the third quarter of fiscal 2015.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $1 million and $2 million that would have been otherwise reported by our acquired businesses as independent entities were not recognized in the third quarters of fiscal 2015 and 2014, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, total hardware systems support expenses increased in the third quarter of fiscal 2015 primarily due to higher employee related expenses resulting from higher headcount from our recent acquisitions, including MICROS, and due to higher bad debt expenses. These constant currency expense increases during the third quarter of fiscal 2015 were partially offset by a decrease in amortization of intangible assets.

Excluding the effects of unfavorable currency rate fluctuations of 7 percentage points, total hardware systems support margin and margin as a percentage of total revenues increased in the third quarter of fiscal 2015 as our total revenues growth exceeded our total operating expenses growth for this segment.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    In constant currency, hardware systems support revenues increased in the first nine months of fiscal 2015 due to similar reasons as noted above. The Americas region contributed 47%, EMEA contributed 46% and Asia Pacific contributed 7%, to our constant currency growth in hardware systems support revenues during the first nine months of fiscal 2015.

Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $3 million and $11 million were not recognized in the first nine months of fiscal 2015 and 2014, respectively.

In constant currency, total hardware systems support expenses decreased in the first nine months of fiscal 2015 primarily due to reduced service delivery costs due to operational initiatives and a decrease in amortization of intangible assets, partially offset by higher employee related expenses resulting from higher headcount from our recent acquisitions and higher bad debt expenses.

In constant currency, total hardware systems support margin and margin as a percentage of total revenues increased in the first nine months of fiscal 2015 due to the increase in revenues and the decrease in total expenses for this operating segment.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Services Revenues:
Americas	$427	-5%	-3%	$451	$1,311	-6%	-4%	$1,388
EMEA	265	-4%	9%	275	820	-1%	4%	829
Asia Pacific	166	5%	12%	158	516	-5%	-2%	545

Total revenues	858	-3%	3%	884	2,647	-4%	-1%	2,762
Expenses:
Services(1)	716	1%	7%	709	2,156	-1%	2%	2,176
Stock-based compensation	8	44%	44%	6	23	26%	26%	18
Amortization of intangible assets(2)	6	56%	56%	4	17	35%	35%	13

Total expenses	730	2%	8%	719	2,196	-1%	3%	2,207

Total Margin	$128	-23%	-17%	$165	$451	-19%	-16%	$555

Total Margin %	15%			19%	17%			20%
% Revenues by Geography:
Americas	50%			51%	50%			50%
EMEA	31%			31%	31%			30%
Asia Pacific	19%			18%	19%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, total services revenues increased in the third quarter of fiscal 2015 primarily due to incremental revenues from our recently acquired companies, including MICROS.

Excluding the effects of favorable currency rate fluctuations of 6 percentage points, total services operating expenses increased in the third quarter of fiscal 2015 primarily due to higher employee related expenses resulting from increased headcount from our recent acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the third quarter of fiscal 2015 as our total expenses increased at a faster rate than our total revenues for this business.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    Excluding the effects of currency rate fluctuations, our total services revenues decreased during the first nine months of fiscal 2015 due primarily to revenue decreases in our consulting services and education segments, which were partially offset by incremental revenues from our recently acquired companies, including MICROS.

Excluding the effects of currency rate fluctuations, our total services expenses increased during the first nine months of fiscal 2015 due to increased employee related expenses resulting from additional headcount from our recent acquisitions and were partially offset by lower variable compensation and lower external contractor costs, each in comparison to the first nine months of fiscal 2014.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the first nine months of fiscal 2015 due to a decrease in total revenues and an increase in total expenses for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Research and development(1)	$1,232	3%	5%	$1,193	$3,708	5%	6%	$3,518
Stock-based compensation	138	39%	39%	99	380	34%	34%	285

Total expenses	$1,370	6%	8%	$1,292	$4,088	8%	8%	$3,803

% of Total Revenues	15%			14%	15%			14%

(1)	Excluding stock-based compensation

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
General and administrative(1)	$223	7%	11%	$209	$683	6%	8%	$646
Stock-based compensation	29	-30%	-30%	42	116	-8%	-8%	127

Total expenses	$252	0%	4%	$251	$799	3%	5%	$773

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2015 periods presented primarily due to higher employee related expenses resulting from increased headcount and higher professional fees.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Software support agreements and related relationships	$117	-17%	-17%	$141	$412	-4%	-4%	$430
Hardware systems support agreements and related relationships	37	3%	3%	36	109	2%	2%	107
Developed technology	179	8%	8%	166	526	-2%	-2%	536
Core technology	43	-46%	-46%	79	147	-39%	-39%	242
Customer relationships and contract backlog	80	-2%	-2%	82	237	-9%	-9%	261
SaaS, PaaS and IaaS agreements and related relationships and other	52	37%	37%	38	150	46%	46%	103
Trademarks	19	6%	6%	18	61	15%	15%	53

Total amortization of intangible assets	$527	-6%	-6%	$560	$1,642	-5%	-5%	$1,732

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Transitional and other employee related costs	$14	105%	115%	$7	$46	159%	165%	$17
Stock-based compensation	1	364%	364%	—	5	51%	51%	4
Professional fees and other, net	(7)	-488%	-582%	2	(39)	-357%	-367%	15
Business combination adjustments, net	—	98%	100%	(14)	—	97%	98%	(15)

Total acquisition related and other expenses	$8	241%	227%	$(5)	$12	-45%	-47%	$21

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    On a constant currency basis, the increase in acquisition related and other expenses during the third quarter of fiscal 2015 was due to an increase in certain transitional employee related costs, primarily related to our acquisition of MICROS. In addition, we recorded a net benefit related to certain business combination adjustments during the third quarter of fiscal 2014 that reduced our acquisition related and other expenses during that period.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    On a constant currency basis, the decrease in acquisition related and other expenses during the first nine months of fiscal 2015 was primarily due to a $53 million benefit recorded in the second quarter of fiscal 2015 related to certain litigation (refer to Note 14 of Notes to Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014 for additional information). This decrease was partially offset by an increase in certain transitional employee related costs during the first nine months of fiscal 2015 that primarily related to our acquisition of MICROS.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Restructuring expenses	$48	28%	43%	$38	$168	16%	20%	$146

Restructuring expenses in the fiscal 2015 periods presented primarily related to our 2015 Restructuring Plan and our 2013 Restructuring Plan. Restructuring expenses in the fiscal 2014 periods presented primarily related to our 2013 Restructuring Plan. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2015 Restructuring Plan were approximately $565 million as of February 28, 2015 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2016. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of February 28, 2015 (Note 9 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 contains additional information pertaining to our 2013 Restructuring Plan). Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Interest expense	$273	20%	20%	$228	$817	21%	21%	$674

Interest expense increased in the fiscal 2015 periods presented primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in July 2014. The increases in interest expense during the fiscal 2015 periods presented were partially offset by reductions in interest expense during these periods resulting from the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014. See Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2015 borrowings.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Interest income	$82	23%	24%	$67	$250	33%	32%	$189
Foreign currency losses, net	(32)	-79%	-84%	(148)	(105)	-54%	-57%	(226)
Noncontrolling interests in income	(17)	-24%	-23%	(23)	(100)	34%	34%	(75)
Other income, net	7	-46%	-44%	14	20	-61%	-60%	52

Total non-operating income (expense), net	$40	145%	158%	$(90)	$65	208%	242%	$(60)

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    On a constant currency basis, our non-operating income, net for the third quarter of fiscal 2015 increased due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances, and lower net foreign currency losses. Included in foreign currency losses, net for the third quarter of fiscal 2015 was a remeasurement loss of $23 million related to our Venezuelan subsidiary (refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional discussion). We recorded non-operating expense, net for the third quarter of fiscal 2014 primarily due to a foreign currency remeasurement loss of $111 million that also related to our Venezuelan subsidiary (refer to our Annual Report on Form 10-K for the year ended May 31, 2014 for additional discussion).

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    On a constant currency basis, our non-operating income, net increased during the first nine months of fiscal 2015 primarily due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances, and lower foreign currency losses, net. Foreign currency losses, net during the first nine months of 2015 and 2014 included the foreign currency remeasurement losses related to our Venezuelan subsidiary that are described above.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Provision for income taxes	$655	-4%	6%	$684	$1,956	8%	14%	$1,807

Effective tax rate	20.8%			21.0%	21.4%			19.8%

Fiscal Third Quarter 2015 Compared to Fiscal Third Quarter 2014:    In reported currency, provision for income taxes in the third quarter of fiscal 2015 decreased, relative to the provision for income taxes during the third quarter of fiscal 2014, primarily due to the retroactive extension of the U.S. research and development tax credit in the third quarter of fiscal 2015.

First Nine Months Fiscal 2015 Compared to First Nine Months Fiscal 2014:    Provision for income taxes in the first nine months of fiscal 2015 increased, relative to the provision for income taxes during the first nine months of fiscal 2014, due in substantial part to the effects of acquisition related settlements and tax refund claims with tax authorities in fiscal 2014 that were not present in fiscal 2015.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2015	Change	May 31, 2014
Working capital	$37,502	11%	$33,749
Cash, cash equivalents and marketable securities	$43,777	13%	$38,819

Working capital:    The increase in working capital as of February 28, 2015 in comparison to May 31, 2014 was primarily due to our issuance of $10.0 billion of long-term senior notes in July 2014, the favorable impact to our net current assets resulting from our net income during the first nine months of fiscal 2015, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by $6.2 billion of net cash used for our acquisitions of MICROS and others, $6.1 billion of cash used for repurchases of our common stock, the reclassification of $2.0 billion of senior notes due January 2016 from long-term to current, and cash used to pay dividends to our stockholders, all of which occurred during the first nine months of fiscal 2015. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes, and certain other securities. The increase in cash, cash equivalents and marketable securities at February 28, 2015 in comparison to May 31, 2014 was due to an increase in cash generated from our operating activities, our issuance of $10.0 billion of senior notes in July 2014, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by $6.2 billion of net cash paid for our acquisitions of MICROS and others, $6.1 billion of repurchases of our common stock, the repayment of $1.5 billion of senior notes and the payment of cash dividends to our stockholders, all of which occurred during the first nine months of fiscal 2015. Cash, cash equivalents and marketable securities included $41.5 billion held by our foreign subsidiaries as of February 28, 2015, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first nine months of fiscal 2015, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of February 28, 2015 relative to what we would have reported using constant currency rates from our May 31, 2014 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 40 days at February 28, 2015 compared with 48 days at May 31, 2014. The days sales outstanding calculation excludes the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware systems support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first nine months of fiscal 2015 and seasonality resulting in a large volume of software license and software support balances outstanding as of May 31, 2014.

	Nine Months Ended February 28,
(Dollars in millions)	2015	Change	2014
Net cash provided by operating activities	$10,053	-4%	$10,465
Net cash used for investing activities	$(15,323)	158%	$(5,932)
Net cash provided by (used for) financing activities	$2,182	196%	$(2,262)

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

Net cash provided by operating activities decreased modestly in the first nine months of fiscal 2015 in comparison to the first nine months of fiscal 2014 primarily due to the cash unfavorable effects of foreign currency exchange rate variances on our fiscal 2015 net income of 5 percentage points, and certain cash unfavorable changes in working capital balances, primarily cash unfavorable changes associated with inventories, accrued liabilities and income taxes, all of which occurred during the first nine months of fiscal 2015 in comparison to the corresponding fiscal 2014 period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first nine months of fiscal 2015 primarily due to an increase in cash used for acquisitions, net of cash acquired, and an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities), in each case compared to the first nine months of fiscal 2014.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Net cash provided by financing activities in the first nine months of fiscal 2015 increased in comparison to net cash used by financing activities during the first nine months of fiscal 2014 primarily due to a net increase in borrowings in the first nine months of fiscal 2015 (we issued $10.0 billion of senior notes during the first nine months of fiscal 2015 in comparison to €2.0 billion and $3.0 billion of senior notes during the first nine months of fiscal 2014) as well as lower stock repurchase activity during the first nine months of fiscal 2015. These favorable impacts to our financing cash flows during the first nine months of fiscal 2015 were partially offset by the repayment of $1.5 billion of borrowings pursuant to senior notes maturities during the first nine months of fiscal 2015 (no repayments during the first nine months of fiscal 2014).

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2015	Change	2014
Net cash provided by operating activities	$14,509	-3%	$15,029
Capital expenditures(1)	(948)	56%	(609)

Free cash flow	$13,561	-6%	$14,420

Net income	$10,827		$11,115

Free cash flow as percent of net income	125%		130%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our condensed consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $864 million and $941 million, respectively, or approximately 16% and 17%, respectively, of our new software licenses revenues in the first nine months of fiscal 2015 and 2014, and $103 million and $106 million, respectively, or approximately 5%, of each our hardware systems products revenues in the first nine months of fiscal 2015 and 2014.

Recent Financing Activities:

Cash Dividends:    In March 2015, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock, an increase of $0.03 per share over the prior period dividend. The dividend is payable on April 28, 2015 to stockholders of record as of the close of business on April 7, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $11.2 billion remained available for stock repurchases as of February 28, 2015 pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations, our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

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

Interest Rate Swap Agreements:    In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of February 28, 2015, our 2019 Notes and 2021 Notes had effective interest rates of 0.74% and 0.88%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 6 and 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Contractual Obligations:    During the first nine months of fiscal 2015, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 other than those items noted under Recent Financing Activities—Senior Notes and —Interest Rate Swap Agreements above.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2011 has been a weighted average annualized rate of 1.9% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at February 28, 2015, which generally have a 10-year exercise period, less than 1.0% had exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2015, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.4%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Expense Risk

In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes) and $8.25 billion of fixed rate notes, all of which are further described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. Our total borrowings were $32.3 billion as of February 28, 2015, consisting of $30.0 billion of fixed rate borrowings and $2.3 billion of floating rate borrowings (Floating Rate Notes).

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $2.0 billion of 2.25% senior notes due October 2019 (2019 Notes) and our $1.5 billion of 2.80% senior notes due July 2021 (2021 Notes) so that the interest payable on the 2019 Notes and the 2021 Notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes) so that the interest payable on the January 2019 Notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the 2019 Notes, 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 6 and 9 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

By issuing the Floating Rate Notes and entering into the aforementioned interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of February 28, 2015, the weighted average interest rate associated with our Floating Rate Notes and January 2019 Notes, 2019 Notes and 2021 Notes, after considering the effects of the aforementioned interest rate swap arrangements, was 0.77%. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of February 28, 2015, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $73 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

In July 2014, our 3.75% senior notes due July 2014 for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

There were no other significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2015. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2014 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $11.2 billion remained available for stock repurchases as of February 28, 2015 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2015 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2014—December 31, 2014	16.2	$43.15	16.2	$12,541.8
January 1, 2015—January 31, 2015	15.1	$43.44	15.1	$11,885.1
February 1, 2015—February 28, 2015	14.8	$43.52	14.8	$11,240.6

Total	46.1	$43.36	46.1

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2015 and May 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 28, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 19, 2015	By:	/S/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 19, 2015	By:	/S/ WILLIAM COREY WEST
William Corey West
Senior Vice President, Corporate Controller and Chief Accounting Officer