Form 10-K
period 2015-05-31
ORACLE CORP
filed 2015-06-25
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $136,863,594,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2015, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 28, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 18, 2015: 4,336,077,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2015 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2015

FORM 10-K

ANNUAL REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Annual Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation that we will continue to acquire companies, products, services and technologies;

•	our beliefs regarding how our acquisitions, investments and innovations will help us achieve our long-term strategic plans;

•	continued realization of gains or losses with respect to our foreign currency exposures;

•	our expectation that our software and cloud business’ total revenues generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our software and cloud business;

•	our international operations providing a significant portion of our total revenues and expenses;

•

our expectation that we will continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services, and our belief that research and development efforts are essential to maintaining our competitive position;

•	the sufficiency of our sources of funding for acquisitions, dividends, stock repurchases and other matters;

•	our expectation that we will continue paying comparable cash dividends on a quarterly basis;

•

our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any tax settlement will not have a material adverse effect on our consolidated financial position or results of operations, and our assumptions regarding the potential U.S. income tax liability associated with any repatriation of our undistributed earnings held by our foreign subsidiaries;

•	our estimates and current intentions regarding potential future goodwill impairment losses, if any;

•

our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2015 Oracle Restructuring Plan and the improved efficiencies in our operations that such Plan will have;

•	the timing and amount of our stock repurchases;

•	our expectation that seasonal trends will continue in the future;

•	our expectation that we will continue to depend on third party manufacturers to build certain hardware systems products and third party logistics providers to deliver our products;

•

our expectation that to the extent customers renew support contracts or cloud software as a service and platform as a service contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware systems revenues;

•

the timing of customer orders and delays in our ability to manufacture or deliver a few large transactions substantially affecting the amount of hardware systems products revenues, expenses and operating margins that we will report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,”

“anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including the Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2016, which runs from June 1, 2015 to May 31, 2016.

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

PART I

Item 1.    Business

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—application, platform and infrastructure—and are available to customers either via cloud computing or on-premises deployment models. Our products include database and middleware software, application software, cloud infrastructure software and hardware systems (Oracle Engineered Systems, servers, storage, networking and industry specific products), along with support and related services. We offer over 400,000 worldwide customers a choice of deployment models to best suit their needs including (1) the deployment of our products via our Oracle Cloud offerings, (2) the acquisition of Oracle products and services for an on-premises IT environment or (3) a mix of these two models.

For customers opting for a cloud computing model, Oracle offers a wide range of services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our Oracle Cloud offerings are designed to be: rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; and cost effective by requiring lower upfront customer investment. Our Oracle Cloud offerings integrate the software, hardware and services on the customers’ behalf in IT environments that we deploy, support and manage for the customer. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments.

In addition to offering a broad spectrum of cloud products and services, Oracle for decades has developed and sold its products and services to our customers worldwide for use in their global data centers and on-premises IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our software and cloud, hardware and services businesses. In fiscal 2015, 2014 and 2013, we invested $5.5 billion, $5.2 billion and $4.9 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products and services. We have a deep understanding as to how all components within IT environments—application, platform and infrastructure—interact and function with one another. We focus our development efforts on improving the performance, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After purchasing Oracle products and services, customers can continue to take advantage of Oracle’s research and development investments and deep IT expertise by purchasing and renewing Oracle support offerings, which may include product enhancements that we periodically deliver to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products, among others, or by renewing their SaaS, PaaS and IaaS contracts with us.

Oracle customers are increasingly electing to run their IT environments using our suite of Oracle Cloud offerings. As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT resources are deployed and managed through the Oracle Cloud, while other of their IT resources are deployed and managed on-premises, and both sets of resources can be managed as one. We focus the engineering of our products and services to best connect these different deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness.

A selective and active acquisition program is another important element of our corporate strategy. We believe our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, contribute to our revenues and earnings, and increase stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses that deliver our application, platform and infrastructure technologies: software and cloud, hardware systems, and services. These businesses can be further divided into certain operating segments (Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provides additional information related to our operating segments):

•

our software and cloud business is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, which includes our SaaS and PaaS offerings, (2) cloud infrastructure as a service and (3) software license updates and product support. Our software and cloud business represented 77%, 76% and 75% of our total revenues in fiscal 2015, 2014 and 2013, respectively;

•

our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware systems business represented 14% of our total revenues in each of fiscal 2015, 2014 and 2013; and

•

our services business is comprised of the remainder of our operating segments and offers consulting services, enhanced support services and education services. Our services business represented 9%, 10% and 11% of our total revenues in fiscal 2015, 2014 and 2013, respectively.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Application, Platform and Infrastructure Technologies

Oracle’s comprehensive portfolio of application, platform and infrastructure technologies address an organization’s business, infrastructure and development IT requirements. Our applications, platform and infrastructure technologies are based upon industry standards and are designed to be enterprise grade, reliable, scalable and secure. We offer these technologies through our software and cloud, hardware and services businesses and deliver them through flexible and interoperable deployment models that enable customer choice and best meet customer IT needs.

Application and Platform Technologies

Our application and platform technologies consist of comprehensive software and cloud offerings including our SaaS and PaaS offerings, Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, and related support.

Our application and platform technologies are substantially built on standards-based architectures that are designed to help customers reduce the cost and complexity of their IT infrastructure. Our commitment to industry standards results in software that works in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. This approach is designed to support customer choice and reduce customer risk. Our software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premises IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others.

Our application and platform technologies are marketed, sold and delivered through our software and cloud business, which includes our new software licenses and cloud software subscriptions segment and software license updates and product support segment, among others. New software licenses and cloud software subscriptions revenues represented 26% of our total revenues in fiscal 2015 and 28% in each of fiscal 2014 and 2013. Software license updates and product support revenues represented 49%, 47% and 46% of our total revenues in fiscal 2015, 2014 and 2013, respectively.

Application Technologies

Our application technologies are available through the purchase of an on-premises software license or via subscription to our Oracle SaaS offerings. Regardless of the deployment model selected, our application technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable agility, compatibility and extendibility.

Our application technologies are designed using an industry standards-based architecture to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. In addition to applications that are deployable to meet a number of business automation requirements across a broad range of industries, we also offer industry-specific applications through a focused strategy of investments in internal development and strategic acquisitions. Our industry specific applications provide solutions to customers in the communications, engineering and construction, financial services, healthcare, hospitality and retail, manufacturing, public and utilities sectors, among others. Our ability to offer applications to address industry specific complex processes provides us an opportunity to expand our customers’ knowledge of our broader product offerings and address customer specific technology challenges.

Oracle Software as a Service (SaaS)

Our broad spectrum of SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we host, manage and support. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application portability, integration and development. Our SaaS offerings include a broad suite of modular, next-generation cloud software applications that span core business functions including human capital management (HCM), customer experience (CX), enterprise resource planning (ERP), enterprise performance management (EPM) and supply chain management (SCM), among others. We also offer a number of cloud-based industry solutions to address specific customer needs within certain industries.

We believe the comprehensiveness of our SaaS offerings provides greater benefit to our customers and differentiates us from many of our competitors that offer more limited or specialized cloud-based applications. Our SaaS offerings are designed to be interoperable with one another, thereby limiting the integration and tuning of multiple cloud applications from multiple vendors. Our SaaS offerings are designed to deliver secure data isolation and flexible upgrades, self-service access controls for users, a Service-Oriented Architecture (SOA) for integration with on-premises systems, built-in social, mobile and business insight capabilities, and a high performance, high availability infrastructure based on our infrastructure technologies including Oracle Engineered Systems. These SaaS capabilities are designed to simplify IT environments and enable customers to focus resources on business growth opportunities.

Oracle Human Capital Management Cloud

Our HCM cloud applications are designed to be complete and integrated to help organizations find, grow and retain the best talent, enable collaboration, provide complete workforce insights, increase operational efficiency and enable people to connect from any device. Oracle HCM Cloud delivers global human resources, workforce rewards, workforce management and talent management cloud services.

Oracle Enterprise Resource Planning Cloud

Our ERP cloud applications are designed to be complete and integrated to help organizations achieve business insight, improve workforce productivity and operate globally. Oracle ERP Cloud delivers financial management, financial reporting, procurement and project portfolio management cloud services.

Oracle Customer Experience Cloud

Our CX cloud applications are designed to be complete and integrated to help organizations deliver consistent and personalized customer experiences across all channels, touch points and interactions. Our CX cloud applications include, among others:

•

Oracle Marketing Cloud, which is designed to personalize customer experiences on a consistent platform and to increase customer engagement, advocacy, and revenue generating possibilities using cross-channel, content, and social marketing solutions with integrated data management and activation;

•

Oracle Sales Cloud, which is designed to enable sales teams to engage with their customers earlier and to generate customer orders more frequently via a platform that equips sales teams with processes, tools, resources, and intelligence to leverage as a part of the sales cycle;

•

Oracle Commerce Cloud, which is designed to enable secure customer transactions through almost any device, to be scalable and to support personalized customer experiences through customer search, merchandising, promotions, and content management capabilities;

•

Oracle Services Cloud, which is designed to provide a unified web, social, and contact center platform that is used to understand customer needs, to resolve customer problems and to ensure the delivery of accurate information to users; and

•	Oracle Configure, Price and Quote Cloud, which is designed to help sales teams, channels, and ecommerce sites sell faster, more easily, and more accurately through almost any device.

Oracle Enterprise Performance Management Cloud

Our EPM cloud applications are designed to be integrated to help organizations improve and simplify enterprise performance reporting and enterprise planning processes. Oracle EPM Cloud delivers financial and management reporting and planning and budgeting cloud services.

Oracle Supply Chain Management Cloud

Our SCM cloud applications are designed to help organizations optimize their supply chain and innovate products quickly. Oracle SCM Cloud delivers transportation and global trade management, inventory and cost management, innovation management and product development cloud services.

Oracle Cloud Industry Solutions

Oracle Cloud Industry Solutions are industry specific SaaS applications that are designed to address the distinct requirements of the communications, financial services, healthcare, hospitality and retail, manufacturing and utilities sectors, among others.

Oracle Data as a Service

Oracle Data as a Service (DaaS) provides a centralized way to source, manage and furnish external data to business users through a cloud service for marketing and customer intelligence purposes. Oracle DaaS offerings connect business users and applications to a rich set of information to inform business actions with a vendor-agnostic approach so customers can activate the data in an application or engine of choice.

Oracle Applications

We license Oracle Applications software for use in on-premises, data center and related IT environments to manage and automate core business functions across the enterprise including human capital and talent management; customer experience and customer relationship management; financial management and governance, risk and compliance; procurement; project portfolio management; supply chain management; business analytics and enterprise performance management; and industry specific applications, among others. Our Oracle Applications software strategy is designed to provide customers with complete choice and a secure path to benefit from the latest technology advances.

Our Oracle Applications Unlimited program is Oracle’s commitment to ongoing investment and innovation in our current application offerings including our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products, among others. Since announcing the Oracle Applications Unlimited program in 2005, we have delivered major releases of all application product lines by combining business functionality with innovative technologies, providing customers with more adaptive industry processes, business intelligence and optimal end-user productivity.

Platform Technologies

Our comprehensive platform technologies include license and subscription based database, middleware and development software offerings including Oracle Database software, the world’s most popular enterprise database, and Java, the computer industry’s most widely-used software development language, among others.

Our platform technologies are designed to provide a cost-effective, standards-based, high-performance platform for running and managing business applications for midsize businesses, as well as large, global enterprises. Our customers are increasingly focused on reducing the total cost of their IT infrastructure and we believe that our platform technologies help them achieve this goal.

Our platform technologies are designed to accommodate demanding, non-stop business environments using clustered middleware and database servers and storage. These clusters are designed to scale incrementally as required to address our customers’ IT capacity requirements, satisfy their planning and procurement needs, support their business applications with a standardized platform architecture, reduce their risk of data loss and IT infrastructure downtime and efficiently utilize available IT resources to meet quality of service expectations.

Oracle Platform as a Service (PaaS)

Oracle PaaS is designed to deliver Oracle Database, Java and other platform services in the cloud to enable developers to extend applications, including Oracle SaaS applications, or build new applications. Customers and partners can use our open, standards based platform services that are based on Oracle WebLogic Server and our Oracle Database Cloud service, including tools for rapid application development, flexible cloud-based file sharing and collaboration, intuitive business analysis and reporting, and mobile device connectivity.

We believe our PaaS offerings are a large opportunity for us to expand our software and cloud business. We believe customers increasingly recognize the value of access to Oracle Database, Oracle Fusion Middleware and Java via a low cost, rapidly deployable, flexible and interoperable services model that we manage and maintain on their behalf. We believe we can market and sell our PaaS offerings to our extensive installed base of database and middleware customers, and current and future users of our popular Java software development language, among others.

Oracle Database Cloud Services

Oracle Database Cloud Service provides customers with access to the Oracle Database via a cloud computing IT model and a customer choice of a dedicated database instance with direct network connections and full administrative control or a dedicated schema with a full development and deployment platform managed by Oracle.

Oracle Database Backup Service is a secure, scalable, on-demand storage solution for backing up Oracle databases to an off-site storage location in the cloud.

Oracle Business Intelligence Cloud Service

Oracle Business Intelligence Cloud Service is a cloud-based, enterprise-class analytics platform for creating business intelligence applications that are designed to convert customer data into business insight, upon which these customers can optimize decision-making.

Oracle Java Cloud Service

Oracle Java Cloud Service is a complete platform and infrastructure cloud solution for building, deploying and managing Java EE applications. Oracle Java Cloud Service provides easy, rapid and agile deployment of any Java application—all on top of infrastructure provided by Oracle.

Oracle Developer Cloud Service

Oracle Developer Cloud Service is an easy-to-use, automatically provisioned enterprise development platform deployed in the cloud that supports the complete software development lifecycle.

Oracle Documents Cloud Service

Oracle Documents Cloud Service is an enterprise level, content collaboration solution that enables information to be accessed, uploaded and shared via a cloud computing IT environment that is provided and secured by Oracle.

Oracle Messaging Cloud Service

Oracle Messaging Cloud Service is a cloud-based, reliable messaging service that enables communication between software components both on-premises and in the Oracle Cloud using standard interfaces.

Oracle Database

We license our Oracle Database software to customers, which is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data, including: transactional data, business information and analytics; semi-structured and unstructured data in the form of weblogs, text, social media feeds, XML files, office documents, images, video and spatial images; and other specialized forms of data, such as graph data. Oracle Database software is used for a variety of purposes, including with packaged applications and custom applications for transaction processing, data warehousing and business intelligence and as a document repository or specialized data store. Security continues to be a critical characteristic of the Oracle Database and our latest version, Oracle Database 12c, includes a number of security enhancements and new features including, among others, encryption of data in motion, conditional auditing, real application security, and transparent sensitive data protection. All security capabilities available are compatible with Oracle Database 12c’s new Oracle Multitenant architecture option, which enables customers to quickly and efficiently address the unique security requirements of each of their database instances.

A number of optional add-on products are available with Oracle Database Enterprise Edition software to address specific customer requirements, including:

•

a comprehensive portfolio of advanced defense, in depth security solutions that safeguard data at the source including Oracle Advanced Security, Oracle Database Vault, and Oracle Data Masking and Subsetting, as well as detective security options including Oracle Audit Vault and Database Firewall. Oracle Database security options are designed to ensure data privacy, protect against insider threats, and enable regulatory compliance for both Oracle and non-Oracle databases;

•

in the areas of cloud computing and consolidation, we offer a new Oracle Multitenant software option that is designed to make it easier to consolidate multiple databases quickly and manage them as a cloud service, which enables customers to easily consolidate multiple databases into one without changing their applications. Our Oracle Multitenant architecture option offers the efficiency and cost savings of managing many databases at one time, yet retains the isolation and resource prioritization of separate databases that is necessary for multitenant cloud services; and

•

in the areas of performance and scalability, we offer Oracle Real Application Clusters, Oracle Database In-Memory, Oracle Advanced Compression and Oracle Partitioning software options. Deploying Oracle Database In-Memory option with virtually any existing Oracle Database compatible application requires no application changes as it is fully integrated with Oracle Database’s scale-up, scale-out, storage tiering, availability and security technologies, which makes any Oracle in-memory database enterprise-ready.

In addition to Oracle Database, we also offer a portfolio of specialized database software products to address particular customer requirements, including the following:

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

Big Data

Oracle offers big data solutions to complement and extend its Oracle Database software offerings. Big data generally refers to a massive amount of unstructured, streaming and structured data that is so large that it is difficult to process using traditional IT techniques. As businesses drive more of their critical operations and information management through IT solutions, the volume of this data generated by businesses is increasing at unprecedented levels.

We believe most businesses view big data as a high-value source of business intelligence that can be used to gain new insights into customer behavior, anticipate future demand more accurately, align workforce deployment with business activity forecasts and accelerate the pace of operations, among others. Oracle offers a comprehensive portfolio of products and services to help enterprises capture, manage, and analyze big data alongside an enterprise’s existing enterprise and streaming data.

Our big data solutions for capturing unstructured, streaming and structured data complement existing Oracle Database environments and include Oracle NoSQL Database and popular open source software such as the Hadoop File System. Oracle Data Integration and Oracle Big Data Connectors are designed to easily and non-invasively integrate data from Hadoop file systems or Oracle NoSQL databases and Oracle databases to enable a data warehouse to further organize, analyze, interpret, report on and act on information from these high volume data sources.

We offer Oracle Business Analytics products that are designed to leverage big data and enterprise data to enable organizations to analyze the data and discover new ways to strategize, plan, optimize business operations and capture new market opportunities. Oracle Business Analytics products include data discovery software, enterprise performance management and analytic application software, business intelligence software, and predictive analytics and self-learning decision optimization software. The Oracle Exalytics In-Memory Machine is designed to run analytic environments at optimal performance and scale, which is ideal for use with big data environments.

Oracle Fusion Middleware

We license our Oracle Fusion Middleware software, which is a broad family of integrated application infrastructure software products. These products are designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access and integrate business applications and automate their business processes. Built with our Java technology platform, Oracle Fusion Middleware products can be used as a foundation for custom, packaged and composite applications—or applications that can be deployed in cloud environments.

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

•

Oracle WebCenter software products, a complete set of web experience management, portals, content management and social networks software, designed to help people work together more efficiently through contextual collaboration tools that optimize connections between people, information and applications and to ensure users have access to the right information in the context of the business process in which they are engaged;

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

Mobile Computing

Among its other middleware offerings, Oracle provides a wide range of software for mobile computing to address the development needs of businesses that are increasingly focused on delivering mobile device applications to their customers. For example, Oracle Mobile Platform enables developers to build and extend enterprise applications for popular mobile devices from a single code base. Oracle Mobile Platform supports access to native device services, enables offline applications and is designed to protect enterprise investments from future technology shifts. Oracle Mobile Security offers comprehensive mobile identity and application management for provisioning of trusted access. Oracle Business Intelligence Mobile provides business intelligence functionality, from interactive dashboards to location intelligence, while enabling users to initiate business processes from a mobile device.

Java

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. The Java programming language and platform together represent one of the most popular and powerful development environments in the world, one that is used by millions of developers globally to develop business applications. Oracle Fusion Middleware software products and certain of our Oracle Applications are built using our Java technology platform, which we believe is a key advantage for our business.

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

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle application and platform technologies by offering proactive and personalized support services, including Oracle Lifetime Support and product enhancements and upgrades. Software license updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support”. Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire new software licenses and renew their software license updates and product support contracts annually.

Cloud Infrastructure as a Service (IaaS)

Our Oracle IaaS offerings, which are a part of our software and cloud business and represented 2% of total revenues in fiscal 2015 and 1% of total revenues in each of fiscal 2014 and 2013, provide deployment and management offerings for our software and hardware and related IT infrastructure, including:

•

comprehensive software and hardware management and maintenance services for customer IT infrastructure for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premises at customer facilities;

•

virtual machine instance services in which we deploy, secure, provision, manage and maintain certain of our hardware products for our customers to provide them with a set of cloud-based core infrastructure capabilities like elastic compute and storage services to run workloads in the cloud; and

•

hardware and related support services offerings for certain of our Oracle Engineered Systems that are deployed at our customers’ data centers for a monthly fee that includes the option of elastic compute capacity on demand and Oracle Platinum and PlatinumPlus Services for a higher level of support and advisory services designed to ensure these hardware products remain configured and tuned correctly with quarterly automated assessments for performance, availability and security.

Infrastructure Technologies

Oracle infrastructure technologies consist of our hardware systems products including Oracle Engineered Systems, servers, storage, networking, industry specific hardware, virtualization software, operating systems, management software and related hardware services including support. We also offer Oracle IaaS, which provides elastic compute and storage capabilities, among others.

Our infrastructure technologies help customers manage growing amounts of data and business requirements, meet increasing compliance and regulatory demands and reduce energy, space and operational costs. Our infrastructure technologies support many of the world’s largest on-premises and cloud IT environments, including the Oracle Cloud. Our infrastructure technologies are designed to seamlessly connect on-premises and cloud IT environments to further enable interoperability, interchangeability and extendibility. We design our infrastructure technologies to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers with a broad range of choices in how they deploy our infrastructure technologies, which we believe is a priority for our customers.

We focus the operation and integration of our infrastructure technologies to make them easier to deploy, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, our Oracle Engineered Systems are designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products. These same Oracle technology components are tested together and supported together to streamline system deployment and maintenance cycles. We also engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premises IT infrastructures.

Our infrastructure technologies are substantially marketed, sold and delivered through our hardware business, which includes our hardware systems products segment and hardware systems support segment. Our hardware systems products revenues represented 8% of our total revenues in each of fiscal 2015, 2014 and 2013. Our hardware systems support revenues represented 6% of our total revenues in each of fiscal 2015, 2014 and 2013.

Oracle Engineered Systems

Oracle Engineered Systems are core to our infrastructure technology offerings and are important elements of our data center and cloud computing offerings including the Oracle Cloud. These pre-integrated products are designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products, to be upgraded effectively and efficiently and to simplify maintenance cycles by providing a single solution for software patching. They are tested before they are shipped to customers and delivered ready-to-run, enabling customers to shorten the time to production. Oracle’s Engineered Systems include:

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

•

Oracle Private Cloud Appliance, an engineered system delivering converged infrastructure for virtualized environments that is designed to be simple to use, rapidly deployable and capable of running almost any application built upon Linux, Microsoft Windows or Oracle Solaris operating systems;

•

Oracle Database Appliance, an integrated, fault resilient system of database, operating system and virtualization software, servers, storage and networking hardware in a single box that is designed to deliver high availability database services for a wide range of homegrown and packaged online transaction processing (OLTP) and data warehousing applications;

•

Oracle Big Data Appliance, a scalable, engineered system designed for acquiring, organizing and loading unstructured data into a Hadoop file system or Oracle NoSQL Database and optionally integrating that data with Oracle Databases. The key components of a big data platform are integrated into the Oracle Big Data Appliance to reduce deployment, integration and management risks in comparison to custom-built solutions; and

•

Oracle Zero Data Loss Recovery Appliance, an engineered system that is integrated with Oracle Database and is designed to eliminate data loss exposure for databases without impacting production environments.

Servers

We offer a wide range of server systems using our SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability. Our SPARC-based T5 mid-range server and M6 high-end servers, for example, are designed to offer better performance and lower total cost of ownership than mainframe systems for business critical applications and for customers having more computationally intensive needs. Measurably increasing computing performance and reliability, these servers are ideal platforms for building cloud computing IT environments. We also offer servers using microprocessors from Intel Corporation (Intel). By offering customers a range of microprocessors, we intend to offer our customers maximum flexibility in choosing the types of hardware systems that they believe will be most appropriate and valuable for their particular IT environments.

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

Our Oracle ZFS Storage Appliance is designed to improve Network Attached Storage (NAS) performance and manageability and lower total cost of ownership by combining our advanced storage operating system with high-performance controllers, DRAM and flash-based caches and disks. The foundation of our Oracle FS1 flash storage system, targeted at flash Storage Area Network (SAN) environments, is a patented quality-of-service architecture designed to meet business critical service level agreements for dynamic, multi-application workloads and enable customers to consolidate storage applications into a single data center storage solution.

Our tape storage product line includes Oracle StorageTek libraries, drives, virtualization systems, media and associated software packages that provide data lifecycle management, deep analytics and file access through the familiar “drag-and-drop” paradigm. In addition to serving in tape’s traditional role as enterprise data backup, these products are intended to provide robust, scalable solutions at a lower total cost of ownership for long-term data archiving and preservation in vertical industries such as communications, energy, healthcare and internet, among others.

Networking and Data Center Fabric Products

Our networking and data center fabric products, including Oracle Virtual Networking, and Oracle InfiniBand and Ethernet products, are used with our server and storage products and are integrated into our management tools to help enterprise customers improve infrastructure performance, reduce cost and complexity and simplify storage and server connectivity.

Industry Specific Hardware Offerings

We offer hardware products and services designed for specific industries. Our point-of-sale hardware offerings include point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hotel and retail industries, among others. Our hardware products and services for communications networks include network signaling, policy control and subscriber data management solutions, and session border control technology, among others.

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

Management Software

Oracle invests in a range of management technologies and products in order to meet the needs of customers building and efficiently operating complex IT environments, including both end users’ and service providers’ cloud environments. Oracle Enterprise Manager is a comprehensive management solution for all Oracle infrastructure, platform and applications technologies and provides an integrated view of the entire IT lifecycle including deployment, monitoring, and lifecycle management. Oracle Enterprise Manager can be applied to traditional on-premises, cloud, and hybrid cloud environments in a seamless manner via a single interface, which accelerates customer deployment of and transition to the cloud with Oracle products. Oracle also enhances and integrates with certain key open technologies including OpenStack, which is broadly supported by Oracle products for customers that require seamless integration with this method of cloud management and provisioning. The combination of Oracle’s comprehensive solutions and investments in open standards allows Oracle customers to manage Oracle products efficiently across a range of IT offerings from traditional on-premises environments to the most advanced cloud architectures.

Hardware Systems Support

Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. We continue to evolve hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware systems support contracts sold in connection with the sales of our hardware systems products. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees.

Services

We offer services solutions to help customers and partners maximize the performance of their investments in Oracle application, platform and infrastructure technologies. We believe our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services business represented 9%, 10% and 11% of our total revenues in fiscal 2015, 2014 and 2013, respectively. Our services business, which is comprised of the remainder of our operating segments, offers the following:

•

consulting services that are designed to help our customers and global system integrator partners more successfully architect and deploy our products, including IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premises consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

•	advanced customer support services, which are provided on-premises and remotely to our customers to enable increased performance and higher availability of their Oracle products and services; and

•

education services for Oracle products and services, including training and certification programs that are offered to customers, partners and employees through a variety of formats, including instructor led classes at our education centers, live virtual training, self-paced online training, private events and custom training.

Marketing and Sales

We directly market and sell our products and services to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our products through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2015, 2014 or 2013.

In the United States, our sales and services employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries sell, support and service our products and offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography specific economic trends and offers us an opportunity to take advantage of new markets for our products. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, ease of management and quality of technical support. Our product and service sales (and the relative strength of our products and services versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the adoption of cloud based IT offerings including software as a service, platform as a service and infrastructure as a service offerings;

•	total cost of ownership;

•	ease of deployment, use and maintenance of our products and services offerings;

•	compatibility between Oracle products and services deployed within on-premises IT environments and public cloud IT environments, including our Oracle Cloud environments;

•	the adoption of commodity servers and microprocessors;

•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;

•	the adoption of open source alternatives to commercial software by enterprise software customers;

•	products, features and functionality developed internally by customers and their IT staff;

•	products, features or functionality customized and implemented for customers by consultants, systems integrators or other third parties; and

•	attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Manufacturing

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers, storage systems and networking products. For all other manufacturing, we generally rely on third party manufacturing partners to produce our hardware related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. Our manufacturing processes substantially are based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available.

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

Research and Development

We develop the substantial majority of our products internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Research and development expenditures were $5.5 billion, $5.2 billion and $4.9 billion in fiscal 2015, 2014 and 2013, respectively, or 14% of total revenues in fiscal 2015 and 13% of total revenues in each of fiscal 2014 and 2013. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions and enhancements characterize the software and cloud and hardware markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

Employees

As of May 31, 2015, we employed approximately 132,000 full-time employees, including approximately 35,000 in sales and marketing, approximately 11,000 in software license updates and product support, approximately 6,000 in our cloud SaaS, PaaS and IaaS operations, approximately 1,000 in the manufacturing of our hardware systems products, approximately 5,000 in hardware systems support, approximately 23,000 in services, approximately 38,000 in research and development and approximately 13,000 in general and administrative positions. Of these employees, approximately 49,000 were employed in the United States and approximately 83,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries labor unions or workers’ councils represent some of our employees.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at www.oracle.com/investor as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC). The information posted on or accessible through our website is not incorporated into this Annual Report.

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)
Safra A. Catz	Chief Executive Officer and Director
Mark V. Hurd	Chief Executive Officer and Director
Lawrence J. Ellison	Executive Chairman of the Board of Directors and Chief Technology Officer
Jeffrey O. Henley	Executive Vice Chairman of the Board of Directors
Thomas Kurian	President, Product Development
John Fowler	Executive Vice President, Systems
Dorian E. Daley	Executive Vice President, General Counsel and Secretary
William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer

Ms. Catz, 53, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She also currently serves as a director of HSBC Holdings plc.

Mr. Hurd, 58, has been our Chief Executive Officer since September 2014. He served as our President from September 2010 to September 2014 and a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of HP from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of HP from April 2005 to August 2010.

Mr. Ellison, 70, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004.

Mr. Henley, 70, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Kurian, 48, has been our President, Product Development since January 2015. He served as our Executive Vice President, Product Development from July 2009 until January 2015. He served as our Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Mr. Fowler, 54, has been Executive Vice President, Systems since February 2010. Prior to Oracle’s acquisition of Sun Microsystems, Inc., Mr. Fowler served as Sun’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006 and as Chief Technology Officer, Software Group from July 2002 to May 2004.

Ms. Daley, 56, has been our Executive Vice President, General Counsel and Secretary since April 2015 and was our Senior Vice President, General Counsel and Secretary from October 2007 to April 2015. She served as our Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 53, has been our Executive Vice President, Corporate Controller and Chief Accounting Officer since April 2015. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from February 2008 to April 2015 and served as our Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

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

Macroeconomic developments like the continued slow pace of economic recovery in Europe and parts of the United States, Asia and South America could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their information technology (IT) budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in places like Ukraine, Syria and Iraq and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, hardware systems products, hardware systems support and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support and our subscription-based cloud offerings.

We may experience foreign currency gains and losses. Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability.    We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. In particular, the economic uncertainties relating to European sovereign and other debt obligations may cause the value of the Euro to fluctuate relative to the U.S. Dollar. Fluctuations in foreign currency rates, most notably the recent strengthening of the U.S. Dollar against the Euro, adversely affects our revenue growth in terms of the amounts that we report in U.S. Dollars after converting our Euro-based results into U.S. Dollars and in terms of actual demand for our products and services as these products become relatively more expensive for Euro-based enterprises to purchase. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States. Generally, our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a significant portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies. The U.S. dollar strengthened relative to other currencies, including the Euro, in fiscal 2015, which is reflected in our results.

Certain of our international subsidiaries operate in economies that have been designated as highly inflationary. We have incurred foreign currency losses associated with the devaluation of currencies in these highly inflationary economies relative to the U.S. Dollar and we may continue to incur such losses in these countries or other emerging market countries where we do business.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to hedge our foreign currency exposures, if our hedging efforts are ineffective, or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, particularly our new software licenses revenues and hardware systems revenues, are difficult to forecast. As a result, our quarterly operating results can fluctuate substantially.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates can also be affected by changes in business practices that we implement in our newly acquired companies. These changes may negatively affect customer behavior.

A substantial portion of our new software licenses and hardware systems contracts is completed in the latter part of a quarter and a significant percentage of these are larger orders. Because a significant portion of our cost structure is largely fixed in the short-term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software licenses transactions and, to a lesser extent, hardware systems products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly sales, revenues and profitability to fall significantly short of our predictions.

Our Oracle Cloud strategy, including our Oracle Software as a Service (SaaS), Platform as a Service (PaaS), Infrastructure as a Service (IaaS) and Data as a Service (DaaS) offerings, may adversely affect our revenues and profitability.    We offer customers a full range of consumption models including the deployment of our products via our cloud based SaaS, PaaS, IaaS and DaaS offerings. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premises enterprise software offerings and our cloud offerings, and has a dampening impact on overall demand for our on-premises software product and service offerings, which could reduce our revenues and profitability, at least in the near-term. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

Our cloud offerings are generally purchased by customers on a subscription basis and revenues from these offerings are generally recognized ratably over the term of the subscriptions. The deferred revenue that results from sales of our cloud offerings may prevent any deterioration in sales activity associated with our cloud offerings from becoming immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our new software licenses arrangements whereby new software licenses revenues are generally recognized in full at the time of delivery of the related software licenses. We incur certain expenses associated with the infrastructures and marketing of our cloud offerings in advance of our ability to recognize the revenues associated with these offerings. As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our new software licenses arrangements and cloud offering arrangements.

We have also acquired a number of cloud computing companies, and the integration of these companies into our Oracle Cloud strategy may not be as efficient or scalable as anticipated, which could adversely affect our ability to fully realize the benefits anticipated from these acquisitions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our products and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our software, hardware or cloud offerings or renew software support, hardware support or cloud subscriptions contracts. Renewals of these contracts are important to the growth of our business. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our software and cloud and hardware products and services, including our Database Multitenant, Database In-Memory, SaaS, PaaS, IaaS, DaaS and Oracle Engineered Systems offerings. Our business may be adversely affected if:

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

If our security measures for our software, hardware, services or Oracle Cloud offerings are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.    We are in the information technology business, and our products and services, including our Oracle Cloud offerings, store, retrieve, manipulate and manage our customers’ information and data, external data, as well as our own data. We have a reputation for secure and reliable product offerings and related services and we have invested a great deal of time and resources in protecting the integrity and security of our products, services and the internal and external data that we manage.

At times, we encounter attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Computer hackers and others may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. This is also true for third party data, products or services incorporated into our own. Data may also be accessed or modified improperly as a result of customer, partner, employee or supplier error or malfeasance and third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, its customers, suppliers or partners.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, it affects Oracle in particular because computer hackers tend to focus their efforts on the most prominent IT companies, and they may focus on Oracle because of our reputation for, and marketing efforts associated with, having secure products and services. These risks will increase as we continue to grow our cloud offerings and store and process increasingly large amounts of data, including personal information and our customers’ confidential information and data and other external data, and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquired companies, we may still inherit such risks when we integrate these companies within Oracle.

If a cyber-attack or other security incident described above were to allow unauthorized access to or modification of our customers’ or suppliers’ data, other external data or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. Customers could lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to be not secure. This in turn could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

Our business practices with respect to the collection, use and management of personal information could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.    As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact the ability of Oracle and our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services Oracle provides and data services. This could be true particularly in those jurisdictions where privacy laws or regulators take a broader view of how personal information is defined, therefore subjecting the handling of such data to heightened restrictions that may be obstructive to the operations of Oracle and its customers and data providers. This impact may be acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country”, as this imposes financial costs on any service provider that is required to store data in jurisdictions not of its choosing and nonstandard operational processes that are difficult and costly to integrate with global processes. Regulators globally are also imposing greater monetary fines for privacy violations, and the European

Union (EU) is considering legislation that would impose fines for privacy violations based on a percentage of global revenues. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain of our services in jurisdictions that we operate. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect Oracle’s reputation or influence regulators to enact regulations and laws that may limit Oracle’s ability to provide certain products. Any failure, or perceived failure, by Oracle to comply with U.S. federal, state, or foreign laws and regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could result in lost or restricted business, proceedings, actions or fines brought against us or levied by governmental entities or others, or could adversely affect our business and harm our reputation.

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

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.    We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, and as technology evolves. Many vendors develop and market databases, middleware products, application development tools, business applications, collaboration products and business intelligence products, among others, that compete with our software and cloud offerings. These vendors include on-premises software companies and companies that offer cloud based SaaS, PaaS, IaaS and DaaS offerings and business process outsourcing (BPO) as competitive alternatives to buying software and hardware. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices or form strategic alliances with other companies. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

Our hardware systems business competes with, among others, (i) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (ii) microprocessor/chip manufacturers, (iii) providers of storage products and (iv) certain industry-specific hardware manufacturers including those serving communications, hospitality and retail industries. Our hardware systems business causes us to compete with certain companies that historically have been partners. Some of these competitors may have more experience than we do in managing a hardware business. A large portion of our hardware products are based on our SPARC microprocessor and Oracle Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the revenue and profitability forecasts for our hardware systems business.

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

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to customer demand and our operating results;

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

•	political unrest, terrorism and the potential for other hostilities, including those in Ukraine, Syria, Iraq and Yemen;

•	natural disasters;

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	public health risks, particularly in areas in which we have significant operations; and

•	reduced protection for intellectual property rights in some countries.

The variety of risks and challenges listed above could also disrupt or otherwise negatively impact the supply chain operations for our hardware systems products segment and the sales of our products and services in affected countries or regions.

As the majority shareholder of Oracle Financial Services Software Limited (OFSS), a publicly traded company in India, and Oracle Corporation Japan (NOKK), a publicly traded company in Japan, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control that we would otherwise have if OFSS or NOKK were wholly owned subsidiaries.

Acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.    In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies. A selective and active acquisition program is an important element of our overall corporate strategy and we expect to continue to make acquisitions in the future. Risks we may face in connection with our acquisition program include:

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

•

our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition, including, among others, claims from government agencies, terminated employees, current or former customers, former stockholders or other third parties; pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and intellectual property claims or disputes;

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

•

we have focused on our more profitable Oracle Engineered Systems, such as our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and Oracle SuperCluster products, which are in the relatively early stages of adoption by our customers, and the de-emphasis of our lower profit margin commodity hardware systems products could adversely affect our hardware systems revenues because the lower profit systems have historically constituted a larger portion of our hardware systems revenues;

•

we face a greater risk of potential write-downs and impairments of inventory, higher warranty expenses than in our software and cloud and services businesses, and amortization and potential impairment of intangible assets associated with our hardware systems business. Any of these items could result in material charges and adversely affect our operating results;

•

we may not be able to increase sales of hardware systems support contracts or such increase may take longer than we anticipate, which could result in lower revenues and profitability, or slower than expected growth of such revenues and profitability; and

•

we may acquire hardware companies that are strategically important to us but (i) operate in hardware businesses with historically lower operating margins than our own; (ii) have different legacy business practices and go-to-market strategies that we may alter as a part of our integration efforts, which may significantly impact our estimated revenues and profits from the acquired company; (iii) leverage different platforms or competing technologies that we may encounter difficulties in integrating; or (iv) utilize unique manufacturing processes that affect our ability to scale these acquired products within our own manufacturing operations.

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

We depend on suppliers to design, develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by natural disasters, political unrest, port stoppages or other transportation disruptions or slowdowns or other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary technologies, parts or components from a particular vendor. If we had to find a new supplier for these technologies, parts and components, hardware systems product shipments could be delayed, which would adversely affect our hardware systems revenues. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware systems business cost structure. Additionally, we could experience changes in shipping and logistics of our hardware products, which could result in fluctuations in prices and negatively impact our hardware systems margins. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet customer demand for our hardware products. Therefore, we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware products from us or systems products from our competitors. We negotiate supply commitments with vendors early in the manufacturing process to ensure we have sufficient technologies and components for our hardware products to meet anticipated customer demand. We must also manage our levels of older component inventories used in our hardware products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware systems business and related operating results could be materially and adversely affected.

We are susceptible to third party manufacturing and logistics delays, which could result in the loss of sales and customers.    We outsource the design, manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Our reliance on these third parties reduces our control over the design, manufacturing and delivery process, exposing us to risks, including reduced control over quality assurance, product costs, product supply and delivery delays as well as the political and economic uncertainties and natural disasters of the international locations where certain of these third party manufacturers have facilities and operations. Some countries may raise national security concerns or impose market access restrictions based on location of manufacture or sourcing. Any manufacturing disruption or logistics delays by these third parties could impair our ability to fulfill orders for these hardware systems products for extended periods of time. If we are unable to manage our relationships with these third parties effectively, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations, or fail to meet our future requirements for timely delivery, our ability to ship and deliver certain of our hardware systems products to our customers could be impaired and our hardware systems business could be harmed.

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

Our software indirect sales channel could affect our future operating results.    Our software indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our software marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant, if the financial condition or operations of our channel participants were to weaken or if the level of demand for our channel participants’ products and services were to decrease. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

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

We may lose key employees or may be unable to hire enough qualified employees.    We rely on the continued service of our senior management, including our Executive Chairman of the Board of Directors, Chief Technology Officer and founder, our Chief Executive Officers, other members of our executive team and other key employees and the hiring of new qualified employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. In addition, acquisitions could cause us to lose key personnel of the acquired companies or at Oracle. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise and other expertise are available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues, which may affect our employee retention efforts and increase our expenses in an effort to offer a competitive compensation program. Our general compensation program includes stock options and restricted stock units (RSUs), which are important tools in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. In addition, because we expense all stock-based compensation, we have changed and may in the future change our stock-based and other compensation practices. For example, in fiscal 2015, we introduced RSU grants for certain of our employees and performance related stock unit grants for certain of our executives. We continue to evaluate our compensation practices and other changes we consider from time to time include a reduction in the number of employees granted equity awards, a reduction in the number of stock options or RSUs granted per employee and alternative forms of stock-based compensation, all of which may have an impact on our ability to retain employees and also impact the amount of stock-based compensation expense that we record. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our sales to government clients subject us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties.    We derive revenues from contracts with the U.S. government, state and local governments, and foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure for governments and their agencies, both domestically and internationally, to reduce spending. Further, our U.S. federal government contracts are subject to the approval of appropriations made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels in the U.S. and our contracts with foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We may need to change our pricing models to compete successfully.    The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premises enterprise software offerings and our cloud offerings, as well as overall demand for our on-premises software product and service offerings, which could reduce our revenues and profitability. Our software license updates and product support fees and hardware systems support fees are generally priced as a percentage of our net new software licenses fees and net new hardware systems products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our product or support pricing.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing software, cloud and hardware offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our corporate strategy is to continue to make significant investments in research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. Accelerated product and service introductions and short software and hardware life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Business disruptions could adversely affect our operating results.    A significant portion of our critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our cloud offerings. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Adverse litigation results could affect our business.    We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of our litigation also cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, the United States, many countries in the EU, and other countries where we do business, are actively considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals, which, if enacted, could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing has been and is currently being reviewed by the U.S. Internal Revenue Service (IRS) and by foreign tax jurisdictions and will likely be subject to additional audits in the future. Although, we have negotiated certain unilateral Advance Pricing Agreements with the IRS and certain selected bilateral Advance Pricing Agreements that cover some of our intercompany transfer pricing issues and preclude the relevant tax authorities from making a transfer pricing adjustment within the scope of these agreements, these agreements do not cover substantial elements of our transfer pricing. In recent periods, transfer pricing audits in many foreign jurisdictions have become increasingly contentious. Similarly, certain jurisdictions are increasingly raising concerns about certain withholding tax matters. In addition, our provision for income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions which we consider to be indefinitely reinvested outside the United States that have lower statutory tax rates and earnings being higher than anticipated in jurisdictions that have higher statutory tax rates.

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

•

impairment of goodwill, in particular within our consulting reporting unit, or impairment of intangible assets, both of which we have added to significantly in recent years and may continue to increase in the future;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•

identification of, or changes to, assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

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

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. For example, we recognized a goodwill impairment loss in the fourth quarter of fiscal 2015 relating to our hardware systems reporting unit. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for business combinations and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

There are risks associated with our outstanding and future indebtedness.    As of May 31, 2015, we had an aggregate of $42.0 billion of outstanding indebtedness that will mature between calendar year 2016 and calendar year 2055 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our cloud and hardware systems operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used for these products, human health and safety, the use of certain chemical substances and the labor practices of suppliers. We endeavor to comply with these environmental and other laws, yet compliance with these environmental and other laws could increase our product design, development, procurement, manufacturing, delivery and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware systems businesses. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our cloud and hardware systems businesses.

The U.S. Securities and Exchange Commission has adopted disclosure requirements for companies that use certain “conflict minerals” (commonly referred to as tantalum, tin, tungsten and gold) in their products. Our supply chain is multi-tiered, global and highly complex. As a provider of hardware systems end products, we are several steps removed from the mining and smelting or refining of any conflict minerals in our supply chain. Accordingly, our ability to determine with certainty the origin and chain of custody of conflict minerals is limited. Our relationships with customers and suppliers could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

A significant portion of our hardware systems revenues come from international sales. Environmental legislation, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive) and China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, may increase our cost of doing business internationally and impact our hardware systems revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements. The cumulative impact of international environmental legislation could be significant.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, consulting, manufacturing and administrative personnel. Our headquarters facility consists of approximately 2.0 million square feet in Redwood City, California, substantially all of which we own. We lease our principal internal manufacturing facility for our hardware systems products in Hillsboro, Oregon. We also own or lease other office facilities for current use consisting of approximately 25.6 million square feet in various other locations in the United States and abroad. We believe our facilities are in good condition and suitable for the conduct of our business. Approximately 2.5 million square feet, or 9%, of total owned and leased space is sublet or is being actively marketed for sublease or disposition.

Item 3.    Legal Proceedings

The material set forth in Note 18 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL”. Prior to July 15, 2013, our common stock traded on the NASDAQ Global Select Market under the symbol “ORCL”. According to the records of our transfer agent, we had 11,383 stockholders of record as of May 31, 2015. The following table sets forth the low and high sale prices per share of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2015		Fiscal 2014
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$41.47	$44.73	$37.50	$42.20
Third Quarter	$39.95	$46.23	$33.23	$39.11
Second Quarter	$37.56	$42.41	$32.02	$35.29
First Quarter	$39.61	$42.81	$29.96	$34.40

We declared and paid cash dividends totaling $0.51 and $0.48 per outstanding common share over the course of fiscal 2015 and fiscal 2014, respectively.

In June 2015, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock payable on July 29, 2015 to stockholders of record as of the close of business on July 8, 2015. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $9.2 billion remained available for stock repurchases as of May 31, 2015 pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2015 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2015—March 31, 2015	16.2	$43.20	16.2	$10,542.3
April 1, 2015—April 30, 2015	15.4	$43.40	15.4	$9,875.7
May 1, 2015—May 31, 2015	14.4	$43.99	14.4	$9,240.8

Total	46.0	$43.51	46.0

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2015, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2010 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/10	5/11	5/12	5/13	5/14	5/15
Oracle Corporation	100.00	152.74	119.11	153.47	193.53	202.77
S&P 500 Index	100.00	125.95	125.43	159.64	192.28	214.99
S&P Information Technology Index	100.00	121.13	130.30	150.00	185.84	220.80

Item 6.    Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over the last five fiscal years, we have acquired a number of companies, including MICROS Systems, Inc. in fiscal 2015, among others. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our revenues, income, earnings per share and total assets.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2015(1)	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Total revenues	$38,226	$38,275	$37,180	$37,121	$35,622
Operating income	$13,871	$14,759	$14,684	$13,706	$12,033
Net income	$9,938	$10,955	$10,925	$9,981	$8,547
Earnings per share—diluted	$2.21	$2.38	$2.26	$1.96	$1.67
Diluted weighted average common shares outstanding	4,503	4,604	4,844	5,095	5,128
Cash dividends declared per common share	$0.51	$0.48	$0.30	$0.24	$0.21
Consolidated Balance Sheets Data:
Working capital(2)	$47,892	$33,739	$28,813	$24,630	$24,975
Total assets	$110,903	$90,266	$81,745	$78,274	$73,476
Notes payable and other borrowings(3)	$41,958	$24,097	$18,427	$16,421	$15,863

(1)

Our results of operations for fiscal 2015 compared to fiscal 2014 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our fiscal 2015 total revenues by 4 percentage points, total operating expenses by 3 percentage points and total operating income by 6 percentage points in comparison to fiscal 2014.

(2)

Total working capital sequentially increased in most periods primarily due to the favorable impact to our net current assets resulting from our net income generated during these periods and the issuances of long-term senior notes of $20.0 billion in fiscal 2015, €2.0 billion and $3.0 billion in fiscal 2014 and $5.0 billion in fiscal 2013. These increases were partially offset by cash used for acquisitions, repurchases of common stock and dividend payments made in all periods presented and repayments of certain of our senior notes in fiscal 2015, 2013 and 2011.

(3)

Our notes payable and other borrowings, which represented the summation of our notes payable, current and other current borrowings, and notes payable and other non-current borrowings as reported per our consolidated balance sheets as of the dates listed in the table above, increased between fiscal 2011 and fiscal 2015 due to the issuances of long-term senior notes of $20.0 billion in fiscal 2015, €2.0 billion and $3.0 billion in fiscal 2014, and $5.0 billion in fiscal 2013, and $1.7 billion of short-term borrowings made pursuant to our revolving credit agreement in fiscal 2012. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our notes payable and other borrowings.

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

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—application, platform and infrastructure—and are available to customers either via cloud computing or on-premises deployment models. Our products include database and middleware software, application software, cloud infrastructure software, and hardware systems (Oracle Engineered Systems, servers, storage, networking and industry specific products), along with support and related services. We offer over 400,000 worldwide customers a choice of deployment models to best suit their needs including (1) the deployment of our products via our Oracle Cloud offerings, (2) the acquisition of Oracle products and services for an on-premises IT environment or (3) a mix of these two models.

For customers opting for a cloud computing model, Oracle offers a wide range of services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our Oracle Cloud offerings are designed to be: rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; and cost effective by requiring lower upfront customer investment. Our Oracle Cloud offerings integrate the software, hardware and services on the customers’ behalf in IT environments that we deploy, support and manage for the customer. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments.

In addition to offering a broad spectrum of cloud products and services, Oracle for decades has developed and sold its products and services to our customers worldwide for use in their global data centers and on-premises IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our software and cloud, hardware and services businesses. In fiscal 2015, 2014 and 2013, we invested $5.5 billion, $5.2 billion and $4.9 billion, respectively, in research and development to enhance our existing portfolio of products and services and to develop new products and services. We have a deep understanding as to how all components within IT environments—application, platform and infrastructure—interact and function with one another. We focus our development efforts on improving the performance, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After purchasing Oracle products and services, customers can continue to take advantage of Oracle’s research and development investments and deep IT expertise by purchasing and renewing Oracle support offerings, which may include product enhancements that we periodically deliver to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products, among others, or renewing their SaaS, PaaS and IaaS contracts with us.

Oracle customers are increasingly electing to run their IT environments using our suite of Oracle Cloud offerings. As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT resources are deployed and managed through the Oracle Cloud, while other of their IT resources are deployed and managed on-premises, and both sets of resources can be managed as one. We focus the engineering of our products and services to best connect these different deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness.

A selective and active acquisition program is another important element of our corporate strategy. We believe our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value.

In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses that deliver our application, platform and infrastructure technologies: software and cloud, hardware systems, and services. These businesses can be further divided into certain operating segments (Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provides additional information related to our operating segments). Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations. An overview of our three businesses and related operating segments follows.

Software and Cloud Business

Our software and cloud business, which represented 77%, 76% and 75% of our total revenues in fiscal 2015, 2014 and 2013, respectively, is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, (2) cloud infrastructure as a service and (3) software license updates and product support. On a constant currency basis, we expect that our software and cloud business’ total revenues generally will continue to increase due to continued demand for our software products and cloud software subscription offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow and continue to make investments in research and development.

New Software Licenses and Cloud Software Subscriptions:    Our new software licenses and cloud software subscriptions line of business markets, sells and delivers our application and platform technologies including our SaaS and PaaS offerings (our SaaS and PaaS offerings are collectively referred to as cloud software subscriptions), which provide customers a choice of software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support, and the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others. Our application and platform technologies are substantially built on standards-based architectures that are designed to help customers reduce the cost and complexity of their IT infrastructure. Our commitment to industry standards results in software that works in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. We focus the engineering of our products and services to best connect cloud and on-premises deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness. Our software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premises IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. These approaches are designed to support customer choice and reduce customer risk. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

The growth in our new software licenses and our SaaS and PaaS revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the competitive position of our software offerings, our acquisitions and foreign currency fluctuations. The substantial majority of our new software license transactions are characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues. New software licenses and cloud software subscriptions revenues represented 26% of our total revenues in fiscal 2015 and 28% in each of fiscal 2014 and 2013. Our cloud software subscriptions contracts, which consist of SaaS and PaaS arrangements, are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our new software licenses and cloud software subscriptions segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, our new software licenses and cloud software subscriptions segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud SaaS and PaaS obligations that we assumed in our business combinations (described further below) and by the amortization of intangible assets associated with companies and technologies that we have acquired.

For certain of our acquired businesses, we recorded adjustments to reduce the cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to acquired contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $12 million, $17 million and $45 million in fiscal 2015, 2014 and 2013, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of these contracts over their respective contractual periods.

Cloud Infrastructure as a Service:    Our cloud infrastructure as a service offerings, which represented 2% of our total revenues in fiscal 2015 and 1% in each of fiscal 2014 and 2013, provide comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premises at customer facilities; deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; and certain of our Oracle Engineered Systems and related support offerings that are deployed in our customers’ data centers for a monthly fee.

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

Software license updates and product support revenues, which represented 49%, 47% and 46% of our total revenues in fiscal 2015, 2014 and 2013, respectively, is our highest margin business unit. Our software support margins during fiscal 2015 were 90% and accounted for 81% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations (described further below) and by amortization of intangible assets. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We recorded adjustments to reduce software support obligations assumed in business combinations to their estimated fair values at the acquisition dates. As a result, as required by business combination accounting rules, we did not recognize software license updates and product support revenues related to software support contracts that would have been otherwise recorded by the acquired businesses as independent entities in the amounts of $11 million, $3 million and $14 million in fiscal 2015, 2014 and 2013, respectively. To the extent underlying software support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the software support contracts over the respective support periods, the majority of which are one year.

Hardware Systems Business

Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. Our hardware business represented 14% of our total revenues in fiscal 2015, 2014 and 2013. We expect our hardware business to have lower operating margins as a percentage of revenues than our software and cloud business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Systems Products:    We provide a broad selection of hardware systems and related services including Oracle Engineered Systems, servers, storage, networking, workstations and related devices, industry specific hardware, virtualization software, operating systems, and management software to support diverse IT environments, including cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premises IT infrastructures. Our hardware products support many of the world’s largest cloud infrastructures, including the Oracle Cloud.

Our hardware systems products are designed to be easier to deploy, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. We design our hardware products to seamlessly connect on-premises and cloud IT environments to further enable interoperability, interchangeability and extendibility and to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers with a broad range of choices in how they deploy our hardware products, which we believe is a priority for our customers.

Oracle Engineered Systems are core to our hardware offerings and are important elements of our data center and cloud computing offerings including the Oracle Cloud. These pre-integrated products are designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products, to be upgraded effectively and efficiently and to simplify maintenance cycles by providing a single solution for software patching. Oracle Engineered Systems are tested before they are shipped to customers and delivered ready-to-run, enabling customers to shorten the time to production.

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

We also offer enterprise x86 servers. These x86 servers are based on microprocessors from Intel Corporation and are compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 servers are also a core component of many of our Oracle Engineered Systems including Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

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

We offer hardware products and services designed for specific industries. Our point-of-sale hardware offerings include point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hotel and retail industries, among others. Our hardware products and services for communications networks include network signaling, policy control and subscriber data management solutions, and session border control technology, among others.

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

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Typically, our hardware systems support contract arrangements are priced as a percentage of the net hardware systems products fees, are invoiced to the customer at the beginning of the support period and are one year in duration. We continue to evolve hardware systems support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware systems support contracts sold in connection with the sales of our hardware systems products. Our hardware systems support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, whether customers decide to purchase hardware systems support contracts at or in close proximity to the time of hardware product sale, the percentage of our hardware systems support contract customer base that renews its support contracts and our acquisitions. Substantially all of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware systems’ infrastructure to newly developed technologies that are available.

Our hardware systems support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware systems support obligations assumed, and by the amortization of intangible assets. As required by business combination accounting rules, we recorded adjustments to reduce our hardware systems support revenues for contracts assumed from our acquisitions to their estimated fair values. These amounts would have been recorded as hardware systems support revenues by the acquired businesses as independent entities in the amounts of $4 million, $11 million and $14 million for fiscal 2015, 2014 and 2013, respectively. To the extent underlying hardware systems support contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the hardware systems support contracts over the respective support periods.

Services Business

Our services business, which represented 9%, 10% and 11% of our total revenues in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, is comprised of the remainder of our operating segments. Our services business has lower margins than our software and cloud and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware systems products revenues. Our services business’ offerings include:

•

consulting services that are designed to help our customers and global system integrator partners more successfully architect and deploy our products, including IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premises consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

•	advanced customer support services, which are provided on-premises and remotely to our customers to enable increased performance and higher availability of their Oracle products and services; and

•

education services for Oracle products and services, including training and certification programs that are offered to customers, partners and employees through a variety of formats, including instructor-led classes at our education centers, live virtual training, self-paced online training, private events and custom training.

Acquisitions

A selective and active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including MICROS Systems, Inc. (MICROS) in fiscal 2015, Responsys, Inc. (Responsys) and Tekelec Global, Inc. (Tekelec) in fiscal 2014, and Acme Packet, Inc. (Acme Packet) in fiscal 2013, among others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report provides additional information related to our recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission (SEC). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Revenue Recognition

Our sources of revenues include: (1) software and cloud revenues, including new software licenses revenues earned from granting licenses to use our software products and industry specific software; cloud SaaS and PaaS revenues generated from fees for granting customers access to a broad range of our software and related support offerings on a subscription basis in a secure, standards-based cloud computing environment; cloud IaaS revenues generated from fees for deployment and management offerings for our software and hardware and related IT infrastructure generally on a subscription basis; and software license updates and product support revenues (described further below); (2) hardware systems revenues, which include the sale of hardware systems products including Oracle Engineered Systems, computer servers, storage products, networking and data center fabric products, and industry specific hardware; and hardware systems support revenues; and (3) services, which include software and hardware related services including consulting, advanced customer support and education revenues. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Elements)

Our revenue recognition policy for nonsoftware deliverables including cloud SaaS, PaaS and IaaS offerings, hardware systems products, support and related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware systems products revenues, support and related services revenues to be recognized in each accounting period.

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

Our cloud IaaS offerings provide deployment and management offerings for our software and hardware and related IT infrastructure including comprehensive software and hardware management and maintenance services arrangements for customer IT infrastructure for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premises at customer facilities generally for a term-based fee; and virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage. Revenues for these cloud IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage, networking and industry specific hardware.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our hardware products and can also include product repairs, maintenance services and technical support services. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements, which are typically one year.

Revenue Recognition for Multiple-Element Arrangements—Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the contractual period of the arrangement or in the case of our cloud offerings, we generally recognize revenues over the contractual term of the cloud software subscription. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

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

Our advanced customer support services are offered as standalone arrangements or as a part of arrangements to customers buying other software and non-software products and services. We offer these advanced support services, both on-premises and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from these services are recognized as the services are performed or ratably over the term of the service period, which is generally one year or less.

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

Our customers include several of our suppliers and, occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•

future expected cash flows from software license sales, cloud SaaS, PaaS and IaaS contracts, hardware systems product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents;

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

We estimate the fair values of our cloud SaaS and PaaS (collectively, cloud software subscriptions), software license updates and product support, and hardware systems support obligations assumed. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. As a result, we did not recognize cloud SaaS and PaaS revenues related to cloud SaaS and PaaS contracts in the amounts of $12 million, $17 million and $45 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2015, 2014 and 2013, respectively. We did not recognize software license updates and product support revenues related to support contracts in the amounts of $11 million, $3 million and $14 million that would have been otherwise recorded by the acquired businesses as independent entities in fiscal 2015, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million, $11 million and $14 million for fiscal 2015, 2014 and 2013, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud SaaS and PaaS, and hardware systems support contracts. To the extent cloud SaaS and PaaS, software support or hardware systems support contracts are renewed, we will recognize the revenues for the full values of the contracts over their respective contractual periods, which are generally one year in duration.

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

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. According to ASC 350, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test prescribed by ASC 350 will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Based upon our most recent annual goodwill impairment review which took place as of March 1, 2015, we recorded a goodwill impairment loss related to our hardware systems products reporting unit. We considered several approaches to determine the fair value of our hardware systems reporting unit and concluded the most appropriate to be the income approach. Based upon the completion of our annual forecasting process, the fair value of our hardware systems products reporting unit under the income approach was impacted by lower forecasted operating results, primarily caused by lower forecasted revenues and our continued investment in research and development activities. We compared the implied fair value of goodwill in our hardware systems products reporting unit to its carrying value, which resulted in a $186 million goodwill impairment loss, representing the aggregate amount of goodwill in our hardware systems products reporting unit. The aggregate hardware systems reporting unit goodwill that was impaired in fiscal 2015 resulted from our acquisitions of Pillar Data Systems, Inc., Xsigo Systems, Inc., GreenBytes, Inc. and MICROS Systems, Inc. Such impairment loss was recorded to acquisition related and other expenses in our fiscal 2015 consolidated statement of operations. We did not recognize any goodwill impairment losses in fiscal 2014 or 2013.

Our most recent annual goodwill impairment review for our other reporting units, which also took place on March 1, 2015, did not result in a goodwill impairment loss. Other than our consulting reporting unit, all of our other reporting units had fair values that substantially exceeded their carrying values. Our consulting reporting unit had $1.8 billion of goodwill on March 1, 2015, and experienced revenue and operating margin declines in fiscal 2015. As of our most recent annual goodwill impairment review, our consulting reporting unit’s fair value was 16% in excess of its carrying value. We estimate that should our consulting reporting unit’s projected margins and related cash flows unfavorably deviate from our projections by 20% or more, our consulting reporting unit likely would incur a goodwill impairment loss.

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

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2015, 2014 or 2013.

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

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based employee stock options, service-based restricted stock awards, performance-based restricted stock awards (PSUs) and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. For our PSUs, we recognize stock-based compensation expense on a straight-line basis over the service period for each separately vesting tranche, as the performance conditions to evaluate attainment of each tranche for each participant are independent of the performance conditions for the other tranches.

We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures based upon historical experience, actual forfeitures in the future may differ. To the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that a grantee terminates or the awards vest and such true-ups could materially affect our operating results. Additionally, we also consider on a quarterly basis whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

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

We issue PSUs to certain key executives. We estimate the fair values of the PSUs based upon their intrinsic values as of the grant dates as the vesting conditions and related terms of the PSUs were communicated to each participating employee as of their respective grant dates and include attainment metrics that are defined, fixed and consistently determined based upon consistent U.S. GAAP metrics or internal metrics and that require the employee to render service. The performance conditions of the PSUs affect the number of PSUs that will ultimately vest and be issued to the grantee based upon a “target” that is subject to certain attainment maximums, with the possibility that none will vest if applicable performance conditions are not met. We update the amount of stock-based compensation expense, net of forfeitures, to record as of the end of each reporting period based on the expected attainment of performance targets, which is subject to change until a final determination is known. Changes to the target estimates are reflected in the amount of stock-based compensation expense that we recognize for each PSU tranche on a cumulative basis during the reporting period in which the target estimates are altered and may cause the amount of stock-based compensation expense that we record for such reporting period to vary.

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

To the extent we change the terms of our employee stock-based compensation programs, experience market volatility in the pricing of our common stock that increases the implied volatility calculation of publicly traded options in our stock, refine different assumptions in future periods such as forfeiture rates or PSU target performance attainment that differ from our current estimates, or assume stock awards from acquired companies that are different in nature than our stock award arrangements, among other potential impacts, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2015 compared to fiscal 2014 was impacted by our acquisitions, primarily our acquisitions of MICROS in the second quarter of fiscal 2015 and Responsys in the third quarter of fiscal 2014.

The comparability of our operating results in fiscal 2014 compared to fiscal 2013 was impacted by our acquisitions, primarily our acquisitions of Responsys in the third quarter of fiscal 2014, Tekelec in the first quarter of fiscal 2014 and Acme Packet in the fourth quarter of fiscal 2013.

In our discussion of changes in our results of operations from fiscal 2015 compared to fiscal 2014 and fiscal 2014 compared to fiscal 2013, we may qualitatively disclose the impact of our acquired products and services (for the one year period subsequent to the acquisition date) to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. The contributions of our acquisitions to certain of our operating segments’ revenues, margins and expenses for each of the respective period comparisons generally are not provided in our discussions, as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Constant Currency Presentation

Our international operations have provided and will continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2014, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2015 and 2014, our financial statements would reflect reported revenues of $1.08 million in fiscal 2015 (using 1.08 as the month-end average exchange rate for the period) and $1.36 million in fiscal 2014 (using 1.36 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2015 results using the fiscal 2014 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Total Revenues by Geography:
Americas	$21,107	4%	6%	$20,323	3%	4%	$19,719
EMEA(1)	11,380	-5%	4%	11,946	7%	4%	11,158
Asia Pacific(2)	5,739	-4%	1%	6,006	-5%	2%	6,303

Total revenues	38,226	0%	4%	38,275	3%	4%	37,180
Total Operating Expenses	24,355	4%	7%	23,516	5%	6%	22,496

Total Operating Margin	$13,871	-6%	0%	$14,759	1%	1%	$14,684

Total Operating Margin %	36%			39%			39%
% Revenues by Geography:
Americas	55%			53%			53%
EMEA	30%			31%			30%
Asia Pacific	15%			16%			17%
Total Revenues by Business:
Software and Cloud	$29,475	1%	5%	$29,199	5%	5%	$27,920
Hardware Systems	5,205	-3%	2%	5,372	0%	2%	5,346
Services	3,546	-4%	0%	3,704	-5%	-4%	3,914

Total revenues	$38,226	0%	4%	$38,275	3%	4%	$37,180

% Revenues by Business:
Software and Cloud	77%			76%			75%
Hardware Systems	14%			14%			14%
Services	9%			10%			11%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal 2015 Compared to Fiscal 2014:    Our results of operations for fiscal 2015 compared to fiscal 2014 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 4 percentage points, total operating expenses by 3 percentage points and total operating income by 6 percentage points.

Excluding the effects of unfavorable currency variations of 4 percentage points, our total revenues increased in fiscal 2015 due to revenue increases in our software and cloud and hardware systems businesses. The constant currency growth in our software and cloud revenues was attributable to growth in our software license updates and product support revenues, growth in our SaaS, PaaS and IaaS revenues, and revenue contributions from our recent acquisitions. The constant currency growth in our hardware systems business was attributable to growth in our hardware systems support revenues, which were primarily attributable to revenue contributions from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 69%, EMEA contributed 28% and Asia Pacific contributed 3% to the growth in our total revenues during fiscal 2015.

Excluding the effects of favorable currency variations of 3 percentage points, our total operating expenses increased during fiscal 2015 due to expense increases across all of our lines of business, the largest of which were due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, increased cloud SaaS and PaaS expenses to support the increase in our cloud SaaS and PaaS revenues, and increased acquisition related and other expenses.

Excluding the effects of unfavorable foreign currency rate fluctuations of 6 percentage points, our fiscal 2015 operating margin was flat in comparison to the prior year, while our operating margin as a percentage of revenues decreased during fiscal 2015 as our total operating expenses increased at a faster rate than our total revenues.

Fiscal 2014 Compared to Fiscal 2013:    On a constant currency basis, our total revenues increased in fiscal 2014 due to increases in our software and cloud business revenues and our hardware systems business revenues, partially offset by a decrease in our services business revenues. The constant currency revenue growth in our software and cloud business was substantially attributable to growth in our software license updates and product support revenues and, to a lesser extent, growth in our cloud SaaS and PaaS revenues due to incremental revenues from our acquisitions. The constant currency revenue growth in our hardware business was due to an increase in our hardware systems support revenues due substantially to incremental revenues from our acquisitions and due to increases in our hardware revenues attributable to our Oracle Engineered Systems. On a constant currency basis, the Americas contributed 61%, EMEA contributed 30% and Asia Pacific contributed 9% to our total revenues growth during fiscal 2014.

Total constant currency operating expenses increased during fiscal 2014 primarily due to an increase in sales and marketing and research and development expenses resulting from increased headcount, increased sales-based variable compensation expenses due to revenues growth, and increased cloud SaaS and PaaS expenses to support the increase in our cloud SaaS and PaaS revenues. These expense increases in fiscal 2014 were partially offset by lower constant currency expenses in fiscal 2014 from our hardware systems support and services segments due to decreased headcount, lower restructuring expenses, and lower intangible assets amortization. In fiscal 2013, we recognized a $387 million acquisition related benefit related to changes in estimates for contingent consideration payable (refer to Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information) and a $306 million benefit relating to certain litigation (refer to Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), both of which decreased our acquisition related and other expenses during this period.

Excluding the effects of foreign currency rate fluctuations, our operating margin increased during fiscal 2014 due to our revenues growth, while our operating margin as a percentage of revenues was flat.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Year Ended May 31,
(in millions)	2015	2014	2013
Cloud software as a service and platform as a service deferred revenues(1)	$12	$17	$45
Software license updates and product support deferred revenues(1)	11	3	14
Hardware systems support deferred revenues(1)	4	11	14
Amortization of intangible assets(2)	2,149	2,300	2,385
Acquisition related and other(3)(5)	211	41	(604)
Restructuring(4)	207	183	352
Stock-based compensation(5)	928	795	722
Income tax effects(6)	(971)	(1,091)	(896)

	$2,551	$2,259	$2,032

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS subscriptions, software support and hardware systems support obligations assumed. Due to our application of business combination accounting rules, we did not recognize cloud SaaS and PaaS revenues related to subscription contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $12 million, $17 million and $45 million in fiscal 2015, 2014 and 2013, respectively. We also did not recognize software license updates and product support revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $11 million, $3 million and $14 million in fiscal 2015, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million, $11 million and $14 million in fiscal 2015, 2014 and 2013, respectively.

Approximately $4 million of estimated cloud SaaS and PaaS revenues related to contracts assumed will not be recognized during fiscal 2016 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $2 million of estimated software license updates and product support revenues related to software support contracts assumed will not be recognized during fiscal 2016 that would have otherwise been recognized as revenues by the acquired businesses as independent entities due to the application of the aforementioned business combination accounting rules. Approximately $1 million of estimated hardware systems support revenues related to hardware systems support contracts assumed will not be recognized during fiscal 2016 that would have otherwise been recognized by certain acquired companies as independent entities due to the application of the aforementioned business combination accounting rules. To the extent customers renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets substantially all of which were acquired in connection with our acquisitions. As of May 31, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2016	$1,624
Fiscal 2017	995
Fiscal 2018	848
Fiscal 2019	742
Fiscal 2020	598
Thereafter	1,599

Total intangible assets, net	$6,406

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Included in acquisition related and other expenses for fiscal 2015 was a goodwill impairment loss of $186 million (refer to Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information). Included in acquisition related and other expenses for fiscal 2015 and 2013 were benefits of $53 million and $306 million, respectively, related to certain litigation (refer to Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information). Also included in acquisition related and other expenses for fiscal 2013 were changes in estimates for contingent consideration payable, which reduced acquisition related and other expenses by $387 million during fiscal 2013 (refer to Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

(4)

The significant majority of restructuring expenses during fiscal 2015 primarily related to employee severance in connection with our Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan) and our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Restructuring expenses during fiscal 2014 and 2013 primarily related to costs incurred pursuant to our 2013 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2015	2014	2013
Sales and marketing	$180	$165	$137
Cloud software as a service and platform as a service	10	8	10
Cloud infrastructure as a service	5	4	8
Software license updates and product support	21	22	20
Hardware systems products	6	5	3
Hardware systems support	6	6	5
Services	30	29	23
Research and development	522	385	352
General and administrative	148	171	164

Subtotal	928	795	722
Acquisition related and other	5	10	33

Total stock-based compensation	$933	$805	$755

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for fiscal 2015, 2014 and 2013 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 23.6%, 22.5% and 23.0%, respectively, instead of 22.6%, 20.1% and 21.4%, respectively, which represented our effective tax rates as derived per our consolidated statements of operations, due to the net tax effects of acquisition related items, primarily the tax effects of amortization of intangible assets.

Software and Cloud Business

Our software and cloud business consists of our new software licenses and cloud software subscriptions segment, our cloud infrastructure as a service segment and our software license updates and product support segment.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
New Software Licenses and Cloud Software Subscriptions Revenues:
Americas	$5,742	4%	6%	$5,544	1%	3%	$5,465
EMEA	2,715	-16%	-8%	3,249	10%	6%	2,959
Asia Pacific	1,563	-10%	-5%	1,744	-8%	-2%	1,897

Total revenues	10,020	-5%	0%	10,537	2%	3%	10,321
Expenses:
Cloud software as a service and platform as a service(1)	763	71%	76%	447	41%	42%	317
Sales and marketing(1)	6,474	2%	6%	6,350	7%	8%	5,935
Stock-based compensation	179	8%	8%	166	17%	17%	142
Amortization of intangible assets(2)	1,008	3%	3%	977	-1%	-1%	986

Total expenses	8,424	6%	10%	7,940	8%	8%	7,380

Total Margin	$1,596	-39%	-31%	$2,597	-12%	-11%	$2,941

Total Margin %	16%			25%			28%
% Revenues by Geography:
Americas	57%			53%			53%
EMEA	27%			31%			29%
Asia Pacific	16%			16%			18%
Revenues by Software Offerings:
New software licenses	$8,535	-9%	-4%	$9,416	0%	1%	$9,411
Cloud software as a service and platform as a service	1,485	32%	35%	1,121	23%	24%	910

Total new software licenses and cloud software subscriptions revenues	$10,020	-5%	0%	$10,537	2%	3%	$10,321

% Revenues by Software Offerings:
New software licenses	85%			89%			91%
Cloud software as a service and platform as a service	15%			11%			9%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, total new software licenses and cloud software subscriptions revenues remained flat during fiscal 2015 as growth in our cloud SaaS and PaaS revenues and contributions from our recent acquisitions were offset by a decline in our new software licenses revenues. In constant currency, fiscal 2015 revenue growth in the Americas region was offset by revenue declines in the EMEA and Asia Pacific regions.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud SaaS and PaaS obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amounts of $12 million, $17 million and $45 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2015, 2014 and 2013, respectively. To the extent underlying cloud SaaS and PaaS contracts are renewed with us following an acquisition, we will recognize the revenues for the full values of the cloud SaaS and PaaS contracts over the respective contractual periods.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 15% in fiscal 2015 and represented 31% of our new software licenses revenues in fiscal 2015 in comparison to 33% in fiscal 2014.

Excluding the effects of favorable currency rate fluctuations of 4 percentage points, total new software licenses and cloud software subscriptions expenses increased in fiscal 2015 primarily due to higher employee related expenses from increased headcount, higher variable compensation expenses, and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effects of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in fiscal 2015 due to the growth in total expenses for this operating segment.

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effects of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions revenues increased during fiscal 2014 primarily due to incremental revenues from our cloud SaaS and PaaS offerings resulting from our recent acquisitions. In constant currency, total new software licenses and cloud software subscriptions revenues growth in fiscal 2014 in the Americas and EMEA region was partially offset by a decline in revenues in the Asia Pacific region.

As described above, the amount of new software licenses and cloud software subscriptions revenues that we recognized in fiscal 2014 and fiscal 2013 were affected by business combination accounting rules. In reported currency, new software licenses revenues earned from transactions of $3 million or greater increased by 3% in fiscal 2014 and represented 33% of our new software licenses revenues in fiscal 2014 in comparison to 32% in fiscal 2013.

Excluding the effects of favorable currency rate fluctuations, total new software licenses and cloud software subscriptions expenses increased in fiscal 2014 primarily due to higher employee related expenses from increased headcount, higher variable compensation expenses due to revenues growth, and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effects of unfavorable currency rate fluctuations, total new software licenses and cloud software subscriptions margin and margin as a percentage of revenues decreased in fiscal 2014 as our total expenses increased at a faster rate than our total revenues for this operating segment.

Cloud Infrastructure as a Service:    Our cloud infrastructure as a service segment provides comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premises at customer facilities; virtual machine instance services that are subscription-based in which we deploy, secure, provision, manage and maintain certain of our hardware products for our customers to provide them with a set of cloud-based core infrastructure capabilities like elastic compute and storage services to run workloads in the cloud; and hardware and related support offerings for certain of our Oracle Engineered Systems that are deployed in our customers’ data centers for a monthly fee. Cloud infrastructure as a service expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. For all periods presented, our cloud-infrastructure as a service segment’s revenues and expenses were substantially attributable to our comprehensive software and hardware management, maintenance and hosting services.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Cloud Infastructure as a Service Revenues:
Americas	$444	33%	35%	$335	-6%	-5%	$355
EMEA	129	37%	41%	94	32%	27%	72
Asia Pacific	35	28%	39%	27	-12%	3%	30

Total revenues	608	33%	36%	456	0%	1%	457
Expenses:
Cloud infastructure as a service(1)	339	12%	14%	304	3%	5%	296
Sales and marketing(1)	90	46%	50%	61	0%	1%	61
Stock-based compensation	5	27%	27%	4	-52%	-52%	8
Amortization of intangible assets(2)	4	*	*	—	*	*	—

Total expenses	438	19%	21%	369	1%	3%	365

Total Margin	$170	97%	103%	$87	-6%	-9%	$92

Total Margin %	28%			19%			20%
% Revenues by Geography:
Americas	73%			73%			77%
EMEA	21%			21%			16%
Asia Pacific	6%			6%			7%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Fiscal 2015 Compared to Fiscal 2014:    On a constant currency basis, total cloud IaaS revenues increased during fiscal 2015 primarily due to growth in our comprehensive software and hardware management, maintenance and hosting services and due to revenue contributions from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 70%, EMEA contributed 24% and Asia Pacific contributed 6% to the increase in IaaS revenues during fiscal 2015.

On a constant currency basis, total cloud IaaS expenses increased in fiscal 2015 primarily due to increased employee related expenses associated with increased headcount and increased infrastructure expenses to support our increase in IaaS revenues.

Excluding the effects of unfavorable currency exchange variances, total margin and margin as a percentage of revenues increased during fiscal 2015 as total revenues increased at a faster rate than our total expenses for this operating segment.

Fiscal 2014 Compared to Fiscal 2013:    On a constant currency basis, total cloud IaaS revenues increased slightly in fiscal 2014 primarily due to incremental revenues from our on-premises Oracle Engineered Systems subscription offerings. In constant currency, total cloud IaaS revenues growth in the EMEA and Asia Pacific regions were partially offset by a decline in revenues in the Americas region.

On a constant currency basis, total cloud IaaS expenses increased during fiscal 2014 primarily due to increased employee related expenses associated with increased headcount, which reduced the total margin and margin as a percentage of revenues for this segment in comparison to fiscal 2013.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Software License Updates and Product Support Revenues:
Americas	$10,418	6%	7%	$9,858	6%	7%	$9,322
EMEA	5,920	0%	9%	5,906	10%	7%	5,363
Asia Pacific	2,509	3%	8%	2,442	-1%	8%	2,457

Total revenues	18,847	4%	8%	18,206	6%	7%	17,142
Expenses:
Software license updates and product support(1)	1,178	3%	8%	1,140	-1%	0%	1,155
Stock-based compensation	21	-7%	-7%	22	10%	10%	20
Amortization of intangible assets(2)	741	-7%	-7%	801	-4%	-4%	836

Total expenses	1,940	-1%	2%	1,963	-2%	-1%	2,011

Total Margin	$16,907	4%	9%	$16,243	7%	8%	$15,131

Total Margin %	90%			89%			88%
% Revenues by Geography:
Americas	55%			54%			55%
EMEA	32%			33%			31%
Asia Pacific	13%			13%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency variations of 4 percentage points, software license updates and product support revenues increased by 8% in fiscal 2015 as a result of new software licenses sold with substantially all of these customers electing to purchase software support contracts during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 50%, EMEA contributed 36% and Asia Pacific contributed 14% to the increase in software license updates and product support revenues during fiscal 2015.

As a result of our acquisitions, we recorded adjustments to reduce assumed software support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, software license updates and product support revenues related to software support contracts in the amounts of $11 million, $3 million and $14 million that would have been otherwise recorded by our acquired businesses as independent entities were not recognized in fiscal 2015, 2014 and 2013, respectively. Historically, substantially all of our software license customers, including customers from acquired companies, renew their software support contracts when such contracts are eligible for renewal. To the extent these underlying support contracts are renewed, we will recognize the revenues for the full values of these contracts over the support periods, the substantial majority of which are one year in duration.

Excluding the effects of favorable foreign currency rate fluctuations, total software license updates and product support expenses increased during fiscal 2015 due to higher employee related expenses and facilities costs associated with increased headcount that was primarily attributable to our recent acquisitions, and also increased due to higher bad debt expenses. These fiscal 2015 expense increases were partially offset by fiscal 2015 expense decreases related to lower statutory obligation expenses in the jurisdictions in which we operate and lower amortization of intangible assets.

In constant currency, total margin and margin as a percentage of revenues for this segment increased during fiscal 2015 as our total revenues for this segment increased at a faster rate than our total expenses for this segment, each during fiscal 2015 and in comparison to fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effects of unfavorable currency rate fluctuations, software license updates and product support revenues increased in fiscal 2014 for reasons similar to those noted above for our fiscal 2015 revenues increase. Excluding the effects of currency rate fluctuations, the Americas contributed 55%, EMEA contributed 30% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues during fiscal 2014.

As described above, the amounts of software license updates and product support revenues that we recognized in fiscal 2014 and 2013 were affected by business combination accounting rules.

Excluding the effects of favorable foreign currency rate fluctuations, total software license updates and product support expenses during fiscal 2014 decreased slightly due to a modest decrease in headcount and a decrease in amortization of intangible assets. Total margin and total margin as a percentage of revenues increased during fiscal 2014 as our total revenues for this segment increased while our total expenses slightly decreased, each during fiscal 2014 and in comparison to fiscal 2013.

Hardware Systems Business

Our hardware systems business consists of our hardware systems products segment and hardware systems support segment.

Hardware Systems Products:    Hardware systems products revenues are primarily generated from the sales of our Oracle Engineered Systems, computer server, storage, networking, workstations and related devices and industry specific hardware products. We market and sell our hardware systems products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware systems products include the cost of hardware systems products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware systems products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Hardware Systems Products Revenues:
Americas	$1,492	-1%	1%	$1,507	1%	2%	$1,495
EMEA	797	-5%	7%	834	-1%	-3%	842
Asia Pacific	536	-16%	-12%	635	-9%	-5%	696

Total revenues	2,825	-5%	0%	2,976	-2%	-1%	3,033
Expenses:
Hardware systems products(1)	1,465	-3%	3%	1,516	1%	3%	1,498
Sales and marketing(1)	911	-8%	-3%	991	7%	7%	929
Stock-based compensation	17	47%	47%	12	49%	49%	8
Amortization of intangible assets(2)	223	-19%	-19%	274	-16%	-16%	327

Total expenses	2,616	-6%	-1%	2,793	1%	2%	2,762

Total Margin	$209	14%	19%	$183	-33%	-30%	$271

Total Margin %	7%			6%			9%
% Revenues by Geography:
Americas	53%			51%			49%
EMEA	28%			28%			28%
Asia Pacific	19%			21%			23%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, total hardware systems products revenues were flat in fiscal 2015 in comparison to the prior year as revenues from our recently acquired companies, including MICROS, and increases in hardware revenues attributable to our Oracle Engineered Systems products were offset by reductions in the sales volumes of certain of our other hardware product offerings. On a constant currency basis, revenue increases in the Americas region and EMEA region were offset by declines in the Asia Pacific region.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, total hardware systems products expenses decreased in fiscal 2015 primarily due to lower bad debt expenses and a reduction in amortization of intangible assets. These fiscal 2015 expense decreases were partially offset by higher fiscal 2015 employee related expenses due to increased headcount from our recent acquisitions and higher direct product costs that were primarily attributable to higher revenues from recently acquired companies.

In constant currency, total margin and margin as a percentage of revenues increased in fiscal 2015 due to the decrease in total expenses for this segment.

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effects of currency rate fluctuations, total hardware systems products revenues modestly decreased in fiscal 2014. The decrease in revenues during fiscal 2014, which was attributable to reductions in the sales volumes of certain of our product lines, was partially offset by incremental revenues from our acquired companies and increases in hardware revenues attributable to the sales of our Oracle Engineered Systems.

In constant currency, total hardware systems products expenses increased in fiscal 2014 primarily due to an increase in employee related expenses due primarily to an increase in sales and marketing headcount, partially offset by a decrease in amortization of intangible assets.

Excluding the effects of currency rate fluctuations, total margin and margin as a percentage of revenues decreased in fiscal 2014 due to a decrease in our total revenues and increase in our total expenses for this segment.

Hardware Systems Support:    Our hardware systems support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Expenses associated with our hardware systems support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets primarily associated with hardware systems support contracts and customer relationships obtained from our acquisitions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Hardware Systems Support Revenues:
Americas	$1,245	1%	3%	$1,229	11%	12%	$1,109
EMEA	722	-2%	6%	738	-2%	-4%	752
Asia Pacific	413	-4%	1%	429	-5%	2%	452

Total revenues	2,380	-1%	4%	2,396	4%	5%	2,313
Expenses:
Hardware systems support(1)	810	-2%	2%	830	-6%	-5%	885
Stock-based compensation	6	3%	3%	6	26%	26%	5
Amortization of intangible assets(2)	158	-32%	-32%	231	8%	8%	213

Total expenses	974	-9%	-6%	1,067	-3%	-3%	1,103

Total Margin	$1,406	6%	11%	$1,329	10%	12%	$1,210

Total Margin %	59%			55%			52%
% Revenues by Geography:
Americas	52%			51%			48%
EMEA	30%			31%			32%
Asia Pacific	18%			18%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, hardware systems support revenues increased in fiscal 2015 primarily due to incremental revenues from our recently acquired companies, including MICROS. The Americas region contributed 42%, EMEA contributed 52% and Asia Pacific contributed 6%, to our constant currency growth in hardware systems support revenues during fiscal 2015.

As a result of our acquisitions, we recorded adjustments to reduce assumed hardware systems support obligations to their estimated fair values at the acquisition dates. Due to our application of business combination accounting rules, hardware systems support revenues related to hardware systems support contracts in the amounts of $4 million, $11 million and $14 million were not recognized in fiscal 2015, 2014 and 2013, respectively. To the extent these underlying hardware systems support contracts are renewed, we will recognize the revenues for the full values of these contracts over the future support periods.

In constant currency, total hardware systems support expenses decreased in fiscal 2015 primarily due to reduced service delivery costs due to operational initiatives and a decrease in amortization of intangible assets, partially offset by higher employee related expenses resulting from increased headcount from our recent acquisitions, higher external contractor expenses and higher bad debt expenses.

In constant currency, total hardware systems support margin and margin as a percentage of total revenues increased in fiscal 2015 due to the increase in total revenues and decrease in total expenses for this operating segment.

Fiscal 2014 Compared to Fiscal 2013:    Excluding the impacts of unfavorable currency rate fluctuations, hardware systems support revenues increased in fiscal 2014 primarily due to incremental revenues from our acquisitions. In constant currency, hardware systems support revenues growth in the Americas and Asia Pacific region was partially offset by a decline in revenues in the EMEA region.

As described above, the amounts of hardware systems support revenues that we recognized in fiscal 2014 and fiscal 2013 were affected by business combination accounting rules.

In constant currency, total hardware systems support expenses decreased in fiscal 2014 primarily due to a reduction in employee related expenses attributable to operational initiatives including decreased headcount and reduced service delivery costs, partially offset by an increase in amortization of intangible assets.

Excluding the effects of currency rate fluctuations, total hardware systems support margin and margin as a percentage of total revenues increased in fiscal 2014 as our total revenues for this segment increased while our total expenses for this segment decreased.

Services Business

Our services business consists of consulting, advanced customer support services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration, and ongoing product enhancements and upgrades. Advanced customer support services are provided on-premises and remotely to our customers to enable increased performance and higher availability of their Oracle products and services. Education revenues are earned by providing instructor-led, live virtual training, self-paced online training, private events and custom training in the use of our software and hardware offerings. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Services Revenues:
Americas	$1,766	-5%	-2%	$1,850	-6%	-5%	$1,973
EMEA	1,097	-2%	6%	1,125	-4%	-7%	1,170
Asia Pacific	683	-6%	-1%	729	-5%	2%	771

Total revenues	3,546	-4%	0%	3,704	-5%	-4%	3,914
Expenses:
Services(1)	2,899	-1%	4%	2,925	-7%	-6%	3,159
Stock-based compensation	30	2%	2%	29	25%	25%	23
Amortization of intangible assets(2)	15	-12%	-12%	17	-26%	-26%	23

Total expenses	2,944	-1%	4%	2,971	-7%	-6%	3,205

Total Margin	$602	-18%	-13%	$733	3%	5%	$709

Total Margin %	17%			20%			18%
% Revenues by Geography:
Americas	50%			50%			50%
EMEA	31%			30%			30%
Asia Pacific	19%			20%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations of 4 percentage points, our total services revenues were flat in fiscal 2015 as incremental revenues from our recently acquired companies, including MICROS, and an increase in fiscal 2015 advanced customer services revenues were offset by declines in our fiscal 2015 consulting and education revenues. In constant currency, revenues growth in the EMEA region was offset by revenue declines in the Americas region and Asia Pacific region during fiscal 2015.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, our total services expenses increased during fiscal 2015 due to higher employee related expenses resulting from increased headcount from our recent acquisitions and were partially offset by lower variable compensation and lower external contractor costs, each in comparison to fiscal 2014.

In constant currency, total margin and margin as a percentage of total revenues decreased during fiscal 2015 due to the increase in total expenses for this business.

Fiscal 2014 Compared to Fiscal 2013:    Excluding the effects of currency rate fluctuations, our total services revenues decreased in fiscal 2014 due to revenue decreases in each of our services business’ segments. The largest services revenues decrease was to our consulting segment’s revenues.

Excluding the effects of currency rate fluctuations, our total services expenses decreased during fiscal 2014 primarily due to expense decreases in our consulting services segment primarily due to decreased headcount, lower external contractor costs and lower intangible asset amortization.

In constant currency, total margin and margin as a percentage of total revenues increased during fiscal 2014 due to our expense reductions for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Research and development(1)	$5,002	5%	6%	$4,766	6%	7%	$4,498
Stock-based compensation	522	36%	36%	385	9%	9%	352

Total expenses	$5,524	7%	8%	$5,151	6%	7%	$4,850

% of Total Revenues	14%			13%			13%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during fiscal 2015 and 2014, each relative to the respective prior year period, primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
General and administrative(1)	$929	7%	10%	$867	-4%	-3%	$908
Stock-based compensation	148	-14%	-14%	171	4%	4%	164

Total expenses	$1,077	4%	7%	$1,038	-3%	-2%	$1,072

% of Total Revenues	3%			3%			3%

(1)	Excluding stock-based compensation

Fiscal 2015 Compared to Fiscal 2014:    On a constant currency basis, total general and administrative expenses increased during fiscal 2015 primarily due to higher employee related expenses resulting from increased headcount and higher professional fees.

Fiscal 2014 Compared to Fiscal 2013:    On a constant currency basis, total general and administrative expenses decreased during fiscal 2014 primarily due to lower professional fees and lower variable compensation expenses, partially offset by slightly increased salaries and benefits expenses due to an increase in headcount.

Amortization of Intangible Assets:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Software support agreements and related relationships	$531	-7%	-7%	$571	-2%	-2%	$582
Hardware systems support agreements and related relationships	144	1%	1%	143	18%	18%	121
Developed technology	700	-1%	-1%	706	-15%	-15%	826
Core technology	182	-43%	-43%	318	-3%	-3%	329
Customer relationships and contract backlog	312	-7%	-7%	334	-5%	-5%	350
SaaS, PaaS and IaaS agreements and related relationships and other	203	35%	35%	150	33%	33%	113
Trademarks	77	-1%	-1%	78	22%	22%	64

Total amortization of intangible assets	$2,149	-7%	-7%	$2,300	-4%	-4%	$2,385

Amortization of intangible assets decreased during fiscal 2015 and 2014, each relative to the respective prior year period, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our acquisitions of MICROS in fiscal 2015 and Responsys in fiscal 2014, among others. Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report has additional information regarding our intangible assets and related amortization.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Stock-based compensation expenses included in acquisition related and other expenses result from unvested stock options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Transitional and other employee related costs	$57	112%	120%	$27	1%	2%	$27
Stock-based compensation	5	-48%	-48%	10	-69%	-69%	33
Professional fees and other, net	(35)	274%	279%	20	107%	107%	(276)
Business combination adjustments, net	184	1,235%	1,239%	(16)	96%	96%	(388)

Total acquisition related and other expenses	$211	412%	411%	$41	107%	107%	$(604)

Fiscal 2015 Compared to Fiscal 2014:    On a constant currency basis, acquisition related and other expenses increased during fiscal 2015 primarily due to a $186 million goodwill impairment loss (refer to Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information) and an increase in certain transitional employee related costs, primarily related to our acquisition of MICROS. These fiscal 2015 expense increases were partially offset by a $53 million benefit recorded in the second quarter of fiscal 2015 related to certain litigation (refer to Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

Fiscal 2014 Compared to Fiscal 2013:    On a constant currency basis, the increase in our acquisition related and other expenses in fiscal 2014 was primarily due to certain benefits that we recorded during fiscal 2013, which reduced our expenses during this period. We recorded a net benefit of $387 million during fiscal 2013 related to the change in fair value of contingent consideration payable in connection with an acquisition (refer to Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information). We also recorded a $306 million benefit in fiscal 2013 to professional fees and other, net related to certain litigation (refer to Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Restructuring expenses	$207	14%	22%	$183	-48%	-49%	$352

Restructuring expenses in fiscal 2015 primarily related to our 2015 Restructuring Plan and our 2013 Restructuring Plan. Restructuring expenses in fiscal 2014 and fiscal 2013 primarily related to our 2013 Restructuring Plan. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2015 Restructuring Plan were approximately $526 million as of May 31, 2015 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2016. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of May 31, 2015 (refer to Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information pertaining to our 2013 Restructuring Plan). Our estimated costs are subject to change in future periods.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Interest expense	$1,143	25%	25%	$914	15%	15%	$797

Fiscal 2015 Compared to Fiscal 2014:    Interest expense increased in fiscal 2015 primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in May 2015 and $10.0 billion of senior notes in July 2014. The increase in interest expense in fiscal 2015 was partially offset by a reduction in interest expense during fiscal 2015 resulting from the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014. See Recent Financing Activities below and Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our fiscal 2015 borrowings.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Interest income	$349	33%	33%	$263	10%	17%	$237
Foreign currency losses, net	(157)	-58%	-59%	(375)	131%	127%	(162)
Noncontrolling interests in income	(113)	15%	15%	(98)	-12%	-12%	(112)
Other income, net	27	-60%	-60%	69	44%	44%	48

Total non-operating income (expense), net	$106	175%	187%	$(141)	1,343%	1,749%	$11

Fiscal 2015 Compared to Fiscal 2014:    On a constant currency basis, our non-operating income, net in fiscal 2015 increased due to lower net foreign currency losses and due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances. Included in foreign currency losses, net in fiscal 2015 was a remeasurement loss of $23 million related to our Venezuelan subsidiary. We recorded non-operating expense, net in fiscal 2014 primarily due to a foreign currency remeasurement loss of $213 million that also related to our Venezuelan subsidiary. Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report contains additional information regarding the foreign currency remeasurement losses we incurred in fiscal 2015, 2014 and 2013 related to our Venezuelan subsidiary.

Fiscal 2014 Compared to Fiscal 2013:    We recorded non-operating expense, net in fiscal 2014 in comparison to non-operating income, net in fiscal 2013 primarily due to an increase in foreign currency losses, net that were incurred in fiscal 2014 including foreign currency remeasurement losses of $213 million that related to our Venezuelan subsidiary (see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	Actual	Constant	2013
Provision for income taxes	$2,896	5%	13%	$2,749	-7%	-6%	$2,973
Effective tax rate	22.6%			20.1%			21.4%

Fiscal 2015 Compared to Fiscal 2014:    Provision for income taxes in fiscal 2015 increased, relative to the provision for income taxes in fiscal 2014, due in substantial part to an unfavorable change in the jurisdictional mix of our fiscal 2015 earnings, and due to the effects of acquisition related settlements with tax authorities in fiscal 2014 that were not present in fiscal 2015, which together were partially offset by lower fiscal 2015 income before provision for income taxes.

Fiscal 2014 Compared to Fiscal 2013:    Provision for income taxes in fiscal 2014 decreased, relative to the provision for income taxes in fiscal 2013, due to a tax favorable change in the jurisdictional mix of our fiscal 2014 earnings and the effects of acquisition related settlements with tax authorities during fiscal 2014.

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2015	Change	2014	Change	2013
Working capital	$47,892	42%	$33,739	17%	$28,813
Cash, cash equivalents and marketable securities	$54,368	40%	$38,819	20%	$32,216

Working capital:    The increase in working capital as of May 31, 2015 in comparison to May 31, 2014 was primarily due to our issuance of $20.0 billion of long-term senior notes during fiscal 2015, the favorable impact to our net current assets resulting from our net income during fiscal 2015, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by $6.2 billion of net cash used for our acquisitions of MICROS and others, $8.1 billion of cash used for repurchases of our common stock, the reclassification of $2.0 billion of senior notes due January 2016 from long-term to current, and $2.3 billion of cash used to pay dividends to our stockholders, all of which occurred during fiscal 2015. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

The increase in working capital as of May 31, 2014 in comparison to May 31, 2013 was primarily due to our issuance of €2.0 billion and $3.0 billion of long-term senior notes in July 2013, the favorable impact to our net current assets resulting from our net income during fiscal 2014, and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by the reclassification of $1.5 billion of senior notes due July 2014 from long-term to current, $9.8 billion of cash used for repurchases of our common stock, cash used to pay dividends to our stockholders, and cash used for acquisitions.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2015 in comparison to May 31, 2014 was due to an increase in cash generated from our operating activities, our issuance of $20.0 billion of senior notes in fiscal 2015, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by $6.2 billion of net cash paid for our acquisitions of MICROS and others, $8.1 billion of repurchases of our common stock, the repayment of $1.5 billion of senior notes and $2.3 billion used for the payment of cash dividends to our stockholders. Cash, cash equivalents and marketable securities included $42.7 billion held by our foreign subsidiaries as of May 31, 2015. We consider $38.0 billion of our undistributed earnings as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these undistributed earnings would be approximately $11.8 billion as of May 31, 2015 should the amounts be repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar generally strengthened against certain major international currencies during fiscal 2015, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of May 31, 2015 relative to what we would have reported using constant currency rates from our May 31, 2014 balance sheet date.

The increase in cash, cash equivalents and marketable securities at May 31, 2014 in comparison to May 31, 2013 was due to an increase in cash generated from our operating activities, our issuance of €2.0 billion and $3.0 billion of senior notes in July 2013, and to a lesser extent, cash proceeds from stock option exercises. These increases were partially offset by $9.8 billion of repurchases of our common stock, $3.5 billion of net cash paid for acquisitions and $2.2 billion used for the payment of cash dividends to our stockholders. Additionally, our reported cash, cash equivalents and marketable securities balances as of May 31, 2014 decreased on a net basis in comparison to May 31, 2013 due to the modest strengthening of the U.S. Dollar in comparison to certain major international currencies during fiscal 2014.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 47 days at May 31, 2015 compared with 48 days at May 31, 2014. The days sales outstanding calculation excludes the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware systems support obligations to fair value.

	Year Ended May 31,
(Dollars in millions)	2015	Change	2014	Change	2013
Net cash provided by operating activities	$14,336	-4%	$14,921	5%	$14,224
Net cash used for investing activities	$(19,047)	153%	$(7,539)	27%	$(5,956)
Net cash provided by (used for) financing activities	$9,850	342%	$(4,068)	52%	$(8,500)

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

Fiscal 2015 Compared to Fiscal 2014:    Net cash provided by operating activities decreased in fiscal 2015 in comparison to fiscal 2014 primarily due to the cash unfavorable effects of foreign currency exchange rate variances on our fiscal 2015 net income of 7 percentage points.

Fiscal 2014 Compared to Fiscal 2013:    Net cash provided by operating activities increased in fiscal 2014 in comparison to fiscal 2013 primarily due to the following: the fiscal 2013 non-recurring impacts of a $387 million reduction of contingent consideration payable in connection with an acquisition (refer to Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information) and the impact of a $306 million non-current receivable related to certain litigation (refer to Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information), both of which increased our net income in fiscal 2013 without the corresponding operating cash flow benefits. These items did not recur during fiscal 2014.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in fiscal 2015 and 2014, each relative to the respective prior year period, primarily due to an increase in cash used for acquisitions, net of cash acquired, and an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities).

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and proceeds from stock option exercises.

Fiscal 2015 Compared to Fiscal 2014:    Net cash provided by financing activities in fiscal 2015 increased in comparison to net cash used by financing activities in fiscal 2014 primarily due to a net increase in borrowings in fiscal 2015 (we issued $20.0 billion of senior notes during fiscal 2015 in comparison to €2.0 billion and $3.0 billion of senior notes during fiscal 2014) as well as lower stock repurchase activity during fiscal 2015. These favorable impacts to our financing cash flows during fiscal 2015 were partially offset by the repayment of $1.5 billion of borrowings pursuant to senior notes maturities during fiscal 2015 (no repayments during fiscal 2014).

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

	Year Ended May 31,
(Dollars in millions)	2015	Change	2014	Change	2013
Net cash provided by operating activities	$14,336	-4%	$14,921	5%	$14,224
Capital expenditures(1)	(1,391)	140%	(580)	-11%	(650)

Free cash flow	$12,945	-10%	$14,341	6%	$13,574

Net income	$9,938		$10,955		$10,925

Free cash flow as percent of net income	130%		131%		124%

(1)	Derived from capital expenditures as reported in cash flows from investing activities as per our consolidated statements of cash flows presented in accordance with U.S. GAAP.

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware systems products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financial assets because we are considered to have surrendered control of these financial assets. We financed $1.6 billion in each of fiscal 2015 and 2014, and $1.8 billion in fiscal 2013, or approximately 19%, 17% and 19%, respectively, of our new software licenses revenues in fiscal 2015, 2014 and 2013. We financed $172 million, $168 million and $161 million of our hardware systems products revenues in fiscal 2015, 2014 and 2013, respectively, or approximately 6% in each of fiscal 2015 and 2014 and 5% in fiscal 2013 of our hardware systems products revenues.

Recent Financing Activities:

Senior Notes:    As of May 31, 2015, we had $42.0 billion of senior notes outstanding ($24.1 billion outstanding as of May 31, 2014). In fiscal 2015, we issued $20.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes), $2.0 billion of 2.25% notes due October 2019 (2019 Notes), $1.5 billion of 2.80% notes due July 2021 (2021 Notes), $2.5 billion of 2.50% notes due May 2022 (2022 Notes), $2.0 billion of 3.40% notes due July 2024 (2024 Notes), $2.5 billion of 2.95% notes due May 2025 (2025 Notes), $500 million of 3.25% notes due May 2030 (2030 Notes), $1.75 billion of 4.30% notes due July 2034 (2034 Notes), $1.25 billion of 3.90% notes due May 2035 (2035 Notes), $1.0 billion of 4.50% notes due July 2044 (2044 Notes), $2.0 billion of 4.125% notes due May 2045 (2045 Notes) and $1.25 billion of 4.375% notes due May 2055 (2055 Notes, and together with the 2017 Notes, 2019 Floating Rate Notes, 2019 Notes, 2021 Notes, 2022 Notes, 2024 Notes, 2025 Notes, 2030 Notes, 2034 Notes, 2035 Notes, 2044 Notes and 2045 Notes, the Senior Notes).

We issued the Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, future acquisitions and repayment of indebtedness. Additional details regarding our Senior Notes and related interest rate swap agreements are included in Notes 8 and 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In July 2014, our 3.75% senior notes due July 2014 for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

Interest Rate Swap Agreements:    In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR. As of May 31, 2015, our 2019 Notes and 2021 Notes had effective interest rates of 0.76% and 0.91%, respectively, after considering the effects of the aforementioned interest rate swap arrangements. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. Additional details regarding our Senior Notes and related interest rate swap agreements are included in Notes 8 and 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Cash Dividends:    In fiscal 2015, we declared and paid cash dividends of $0.51 per share that totaled $2.3 billion, an increase of $0.03 per share over the cash dividends declared and paid in fiscal 2014. In June 2015, our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on July 29, 2015 to stockholders of record as of the close of business on July 8, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. As of May 31, 2015, approximately $9.2 billion remained available for stock repurchases under the stock repurchase program. We repurchased 193.7 million shares for $8.1 billion, 280.4 million shares for $9.8 billion, and 346.1 million shares for $11.0 billion in fiscal 2015, 2014 and 2013, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations (described further below), our stock price and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of certain of our contractual obligations as of May 31, 2015:

		Year Ending May 31,
(Dollars in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on borrowings(1)	$42,466	$2,000	$—	$6,000	$2,000	$4,500	$27,966
Interest payments on borrowings(1)	20,166	1,439	1,334	1,315	1,154	1,083	13,841
Operating leases(2)	1,247	330	270	209	156	107	175
Purchase obligations and other(3)	1,181	713	195	124	85	64	—

Total contractual obligations	$65,060	$4,482	$1,799	$7,648	$3,395	$5,754	$41,982

(1)

Represents the principal balances and interest payments to be paid in connection with our senior notes outstanding as of May 31, 2015. Refer to Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our notes payable.

We have entered into certain interest rate swap agreements related to our 2.375% senior notes due January 2019 (January 2019 Notes), our 2019 Notes and our 2021 Notes that have the economic effect of modifying the fixed interest obligations associated with these senior notes so that the interest obligations effectively became variable pursuant to a LIBOR-based index. Interest payments on the January 2019 Notes, 2019 Notes and 2021 Notes presented in the contractual obligations table above have been estimated using interest rates of 0.93%, 0.76% and 0.91%, respectively, which represented our effective interest rates for these senior notes as of May 31, 2015 after consideration of these fixed to variable interest rate swap agreements, and are subject to change in future periods.

Our 2017 Notes, our floating rate senior notes due January 2019 and our 2019 Floating Rate Notes bore interest at a rate of 0.47%, 0.86% and 0.78%, respectively, as of May 31, 2015 and interest payments on these notes presented in the contractual obligations table above have been estimated using this rate.

Our 2.25% senior notes due January 2021 (January 2021 Notes) and our 3.125% senior notes due July 2025 (July 2025 Notes) are denominated in Euro. In connection with the issuance of the January 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed rate, Euro denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed rate, U.S. Dollar denominated debt of $1.6 billion with a fixed annual interest rate of 3.53%. Principal and interest payments for the January 2021 Notes presented in the contractual obligations table above were calculated based on the terms of the aforementioned cross-currency swap agreements. Principal and interest payments for the July 2025 Notes presented in the contractual obligations table above were estimated using foreign currency exchange rates as of May 31, 2015.

(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $61 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring on our consolidated balance sheet at May 31, 2015.

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

As of May 31, 2015, we had $4.8 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet and all such obligations have been excluded from the table above due to the uncertainty as to when they might be settled. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized income tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2016.

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

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the high technology industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a consistent manner as our revenues (in particular, our new software licenses and cloud software subscriptions segment) as certain expenses within our cost structure are relatively fixed in the short-term. We expect these trends to continue in fiscal 2016.

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

	Fiscal 2015 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$8,596	$9,598	$9,327	$10,706
Gross profit	$6,878	$7,657	$7,394	$8,611
Operating income	$2,963	$3,542	$3,383	$3,982
Net income	$2,184	$2,502	$2,495	$2,758
Earnings per share—basic	$0.49	$0.57	$0.57	$0.63
Earnings per share—diluted	$0.48	$0.56	$0.56	$0.62

	Fiscal 2014 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$8,372	$9,275	$9,307	$11,320
Gross profit	$6,607	$7,420	$7,490	$9,340
Operating income	$2,873	$3,410	$3,567	$4,909
Net income	$2,191	$2,553	$2,565	$3,646
Earnings per share—basic	$0.48	$0.56	$0.57	$0.81
Earnings per share—diluted	$0.47	$0.56	$0.56	$0.80

Stock Options and Restricted Stock-Based Awards

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2012 has been a weighted average annualized rate of 1.9% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at May 31, 2015, which generally have a 10-year exercise period, less than 1.0% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2015, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.2%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock-based award grants to selected employees, all stock-based award grants to executive officers and any individual grant of stock-based awards in excess of 100,000 stock option equivalent shares. A separate Plan Committee, which is an executive officer committee, approves individual stock-based award grants of up to 100,000 stock option equivalent shares to non-executive officers and employees. Stock option and restricted stock-based award activity from June 1, 2012 through May 31, 2015 is summarized as follows (shares in millions):

Stock options and restricted stock-based awards outstanding at May 31, 2012	425
Stock options and restricted stock-based awards granted	312
Stock options and restricted stock-based awards assumed	20
Stock options exercised and restricted stock-based awards vested	(250)
Forfeitures, cancellations and other, net	(66)

Stock options and restricted stock-based awards outstanding at May 31, 2015	441

Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations	89
Weighted average annualized stock repurchases	(274)
Shares outstanding at May 31, 2015	4,343
Basic weighted average shares outstanding from June 1, 2012 through May 31, 2015	4,567
Stock options and restricted stock-based awards outstanding as a percent of shares outstanding at May 31, 2015	10.2%
In the money stock options and total restricted stock-based awards outstanding (based on the closing price of our common stock on the last trading day of our fiscal period presented) as a percent of shares outstanding at May 31, 2015	10.1%
Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted average shares outstanding from June 1, 2012 through May 31, 2015	1.9%
Weighted average annualized stock options and restricted stock-based awards granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted average shares outstanding from June 1, 2012 through May 31, 2015	-4.0%

Our Compensation Committee approves the annual organization-wide stock-based award grants to certain employees. These annual stock-based award grants are generally made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and time deposits are generally held with large, diverse financial institutions worldwide with high investment grade credit ratings or financial institutions that meet investment grade ratings criteria, which we believe mitigates credit risk and certain other risks. In addition, as of May 31, 2015, substantially all of our marketable securities are high quality with approximately 28% having maturity dates within one year and 72% having maturity dates within one to six years (see a description of our marketable securities held in Note 3 and Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). We hold a mix of both fixed and floating rate debt securities. Our floating rate debt securities serve to lower the overall risk to our investments portfolio associated with the risk of rising interest rates. The fair values of our fixed rate debt securities are impacted by interest rate movements and if interest rates increased by 50 basis points as of May 31, 2015, we estimate the change would decrease the fair values of our marketable securities holdings by $191 million. Substantially all of our marketable securities are designated as available-for-sale. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2015, total interest income was $349 million with our cash, cash equivalents and marketable securities investments yielding an average 0.79% on a worldwide basis. The table below presents the approximate fair values of our cash, cash equivalents and marketable securities and the related weighted average interest rates for our investment portfolio at May 31, 2015 and 2014.

	May 31,
	2015		2014
(Dollars in millions)	Fair Value	Weighted Average Interest Rate	Fair Value	Weighted Average Interest Rate
Cash and cash equivalents	$21,716	0.36%	$17,769	0.37%
Marketable securities	32,652	1.07%	21,050	1.14%

Total cash, cash equivalents and marketable securities	$54,368	0.79%	$38,819	0.79%

Interest Expense Risk

Interest Expense Risk—Fixed to Variable Interest Rate Swap Agreements

Our total borrowings were $42.0 billion as of May 31, 2015, consisting of $39.7 billion of fixed rate borrowings and $2.3 billion of floating rate borrowings (Floating Rate Notes). During fiscal 2015, we issued $20.0 billion of senior notes comprised of $1.75 billion of floating rate notes and $18.25 billion of fixed rate notes as described in the “Recent Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) in this Annual Report.

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $2.0 billion of 2.25% senior notes due October 2019 (2019 Notes) and our $1.5 billion of 2.80% senior notes due July 2021 (2021 Notes) so that the interest payable on the 2019 Notes and the 2021 Notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes) so that the interest payable on the January 2019 Notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the 2019 Notes, 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. We do not use these interest rate swap arrangements or our fixed rate borrowings for trading purposes. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging. The total fair value gain of these fixed to variable interest rate swap agreements as of May 31, 2015 was $74 million. If LIBOR-based interest rates increased by 100 basis points as of May 31, 2015, the change would decrease the fair values of the fixed to variable swap agreements by $221 million. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 8 and 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

By issuing the Floating Rate Notes and entering into the aforementioned interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of May 31, 2015, the weighted average interest rate associated with our Floating Rate Notes and January 2019 Notes, 2019 Notes and 2021 Notes, after considering the effects of the aforementioned interest rate swap arrangements, was 0.79%. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2015, if LIBOR-based interest rates increased by 100 basis points, the change would increase our interest expense annually by approximately $73 million as it relates to our fixed to variable interest rate swap agreements and floating rate borrowings.

In July 2014, our 3.75% senior notes due July 2014 for $1.5 billion matured and were repaid, and we settled the fixed to variable interest rate swap agreements associated with such fixed rate senior notes.

Currency Risk

Foreign Currency Transaction and Translation Risks—Foreign Currency Borrowings and Related Hedges

In July 2013, we issued €1.25 billion of 2.25% notes due January 2021 (January 2021 Notes) and we entered into certain cross-currency swap agreements to manage the related foreign exchange risk by effectively converting the fixed-rate Euro denominated debt, including the annual interest payments and the payment of principal at maturity, to a fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the January 2021 Notes by fixing the principal amount of the January 2021 Notes at $1.6 billion with an annual interest rate of 3.53%. The critical terms of the cross-currency swap agreements match the critical terms of January 2021 Notes, including the notional amounts and maturity dates. We do not use these cross-currency swap arrangements for trading purposes. We are accounting for these interest rate swap agreements as cash flow hedges pursuant to ASC 815. The fair values of these cross-currency swap agreements as of May 31, 2015 and 2014 were a $(244) million loss and a $74 million gain, respectively. The changes in the fair values of the cross-currency swap agreements during fiscal 2015 were primarily attributable to the decline in the value of the Euro relative to the U.S. Dollar. If the Euro weakened by 10% as of May 31, 2015, we estimate the change would decrease the fair values of the cross-currency swap agreements by $174 million. If interest rates that correspond to the remaining term of the January 2021 Notes decreased by 100 basis points as of May 31, 2015, we estimate the change would decrease the fair values of the cross-currency swap agreements by $91 million. Additional details regarding our senior notes and related cross-currency swap agreements are included in Notes 8 and 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

In July 2013, we also issued €750 million of 3.125% notes due July 2025 (2025 Notes). We designated the 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. As a result, the change in the carrying value of the Euro denominated 2025 Notes due to fluctuations in foreign currency exchange rates on the effective portion is recorded in accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report and totaled $208 million of net other comprehensive gains for fiscal 2015. Any remaining change in the carrying value of the 2025 Notes representing the ineffective portion of the net investment hedge is recognized in non-operating income (expense), net. We did not record any ineffectiveness during fiscal 2015.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2025 Notes at maturity. If the U.S. Dollar weakened by 10% in comparison to the Euro as of May 31, 2015, we estimate our obligation to cash settle the principal portion of the 2025 Notes in U.S. Dollars would increase by approximately $81 million.

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

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of May 31, 2015 and 2014, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.2 billion and $3.6 billion, respectively. As of May 31, 2015 and 2014, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.2 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2015 and 2014. Net foreign exchange transaction losses included in non-operating income (expense), net in the accompanying consolidated statements of operations were $157 million, $375 million and $162 million in fiscal 2015, 2014 and 2013, respectively. Included in the net foreign exchange transaction losses for fiscal 2015, fiscal 2014 and fiscal 2013 were foreign currency remeasurement losses relating to our Venezuelan subsidiary’s operations of $23 million, $213 million and $64 million, respectively (see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information). As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are unknown.

Foreign Currency Translation Risk—Impact on Cash, Cash Equivalents and Marketable Securities

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report).

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2015, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of May 31, 2015 decreased relative to what we would have reported using a constant currency rate as of May 31, 2014. As reported in our consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2015, 2014 and 2013 were decreases of $1.2 billion, $158 million and $110 million, respectively. The following table includes estimates of the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies that we held as of May 31, 2015:

(in millions)	U.S. Dollar Equivalent at May 31, 2015
Euro	$2,190
Japanese Yen	1,143
Indian Rupee	674
Saudi Arabian Riyal	445
Chinese Renminbi	427
Australian Dollar	397
South African Rand	344
Canadian Dollar	231
Other foreign currencies	1,802

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$7,653

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly weakened by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would decrease by approximately $765 million, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Principal Executive Officers and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Principal Executive Officers and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Principal Executive Officers and our Principal Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based on our management’s evaluation (with the participation of our Principal Executive Officers and our Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officers and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officers and our Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2015. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings—Committee Memberships,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2015 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation,” and “Executive Compensation”.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                   Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2015 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information”.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2015 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons”.

Item 14.     Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2015 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm”.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

June 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2015 of Oracle Corporation and our report dated June 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

June 25, 2015

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2015 and 2014

	May 31,
(in millions, except per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,716	$17,769
Marketable securities	32,652	21,050
Trade receivables, net of allowances for doubtful accounts of $285 and $306 as of May 31, 2015 and 2014, respectively	5,618	6,087
Inventories	314	189
Deferred tax assets	663	914
Prepaid expenses and other current assets	2,220	2,119

Total current assets	63,183	48,128

Non-current assets:
Property, plant and equipment, net	3,686	3,061
Intangible assets, net	6,406	6,137
Goodwill, net	34,087	29,652
Deferred tax assets	795	837
Other assets	2,746	2,451

Total non-current assets	47,720	42,138

Total assets	$110,903	$90,266

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$1,999	$1,508
Accounts payable	806	471
Accrued compensation and related benefits	1,839	1,940
Income taxes payable	532	416
Deferred revenues	7,245	7,269
Other current liabilities	2,870	2,785

Total current liabilities	15,291	14,389

Non-current liabilities:
Notes payable, non-current	39,959	22,589
Income taxes payable	4,386	4,184
Other non-current liabilities	2,169	1,657

Total non-current liabilities	46,514	28,430

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,343 shares and 4,464 shares as of May 31, 2015 and 2014, respectively	23,156	21,077
Retained earnings	26,503	25,965
Accumulated other comprehensive loss	(996)	(164)

Total Oracle Corporation stockholders’ equity	48,663	46,878
Noncontrolling interests	435	569

Total equity	49,098	47,447

Total liabilities and equity	$110,903	$90,266

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2015, 2014 and 2013

	Year Ended May 31,
(in millions, except per share data)	2015	2014	2013
Revenues:
New software licenses	$8,535	$9,416	$9,411
Cloud software as a service and platform as a service	1,485	1,121	910
Cloud infrastructure as a service	608	456	457
Software license updates and product support	18,847	18,206	17,142

Software and cloud revenues	29,475	29,199	27,920
Hardware systems products	2,825	2,976	3,033
Hardware systems support	2,380	2,396	2,313

Hardware systems revenues	5,205	5,372	5,346
Services revenues	3,546	3,704	3,914

Total revenues	38,226	38,275	37,180

Operating expenses:
Sales and marketing(1)	7,655	7,567	7,062
Cloud software as a service and platform as a service(1)	773	455	327
Cloud infrastructure as a service(1)	344	308	304
Software license updates and product support(1)	1,199	1,162	1,175
Hardware systems products(1)	1,471	1,521	1,501
Hardware systems support(1)	816	836	890
Services(1)	2,929	2,954	3,182
Research and development	5,524	5,151	4,850
General and administrative	1,077	1,038	1,072
Amortization of intangible assets	2,149	2,300	2,385
Acquisition related and other	211	41	(604)
Restructuring	207	183	352

Total operating expenses	24,355	23,516	22,496

Operating income	13,871	14,759	14,684
Interest expense	(1,143)	(914)	(797)
Non-operating income (expense), net	106	(141)	11

Income before provision for income taxes	12,834	13,704	13,898
Provision for income taxes	2,896	2,749	2,973

Net income	$9,938	$10,955	$10,925

Earnings per share:
Basic	$2.26	$2.42	$2.29

Diluted	$2.21	$2.38	$2.26

Weighted average common shares outstanding:
Basic	4,404	4,528	4,769

Diluted	4,503	4,604	4,844

Dividends declared per common share	$0.51	$0.48	$0.30

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2015, 2014 and 2013

	Year Ended May 31,
(in millions)	2015	2014	2013
Net income	$9,938	$10,955	$10,925
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(770)	(78)	(123)
Net unrealized (losses) gains on defined benefit plans	(151)	23	(68)
Net unrealized gains (losses) on marketable securities	59	(15)	(20)
Net unrealized gains on cash flow hedges	30	5	—

Total other comprehensive loss, net	(832)	(65)	(211)

Comprehensive income	$9,106	$10,890	$10,714

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2015, 2014 and 2013

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Oracle Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number of Shares	Amount
Balances as of May 31, 2012	4,905	$17,489	$26,087	$112	$43,688	$399	$44,087
Common stock issued under stock-based compensation plans	84	1,417	—	—	1,417	—	1,417
Common stock issued under stock purchase plans	3	110	—	—	110	—	110
Assumption of stock-based compensation plan awards in connection with acquisitions	—	15	—	—	15	—	15
Stock-based compensation	—	755	—	—	755	—	755
Repurchase of common stock	(346)	(1,269)	(9,725)	—	(10,994)	—	(10,994)
Cash dividends declared ($0.30 per share)	—	—	(1,433)	—	(1,433)	—	(1,433)
Tax benefit from stock plans	—	257	—	—	257	—	257
Other, net	—	119	—	—	119	66	185
Distributions to noncontrolling interests	—	—	—	—	—	(31)	(31)
Other comprehensive loss, net	—	—	—	(211)	(211)	(49)	(260)
Net income	—	—	10,925	—	10,925	112	11,037

Balances as of May 31, 2013	4,646	18,893	25,854	(99)	44,648	497	45,145
Common stock issued under stock-based compensation plans	95	2,026	—	—	2,026	—	2,026
Common stock issued under stock purchase plans	3	109	—	—	109	—	109
Assumption of stock-based compensation plan awards in connection with acquisitions	—	148	—	—	148	—	148
Stock-based compensation	—	805	—	—	805	—	805
Repurchase of common stock	(280)	(1,160)	(8,638)	—	(9,798)	—	(9,798)
Cash dividends declared ($0.48 per share)	—	—	(2,178)	—	(2,178)	—	(2,178)
Tax benefit from stock plans	—	254	—	—	254	—	254
Other, net	—	2	(28)	—	(26)	12	(14)
Distributions to noncontrolling interests	—	—	—	—	—	(28)	(28)
Other comprehensive loss, net	—	—	—	(65)	(65)	(10)	(75)
Net income	—	—	10,955	—	10,955	98	11,053

Balances as of May 31, 2014	4,464	21,077	25,965	(164)	46,878	569	47,447
Common stock issued under stock-based compensation plans	70	1,688	—	—	1,688	—	1,688
Common stock issued under stock purchase plans	3	114	—	—	114	—	114
Assumption of stock-based compensation plan awards in connection with acquisitions	—	12	—	—	12	—	12
Stock-based compensation	—	933	—	—	933	—	933
Repurchase of common stock	(194)	(943)	(7,145)	—	(8,088)	—	(8,088)
Cash dividends declared ($0.51 per share)	—	—	(2,255)	—	(2,255)	—	(2,255)
Tax benefit from stock plans	—	267	—	—	267	—	267
Other, net	—	8	—	—	8	15	23
Distributions to noncontrolling interests	—	—	—	—	—	(196)	(196)
Other comprehensive loss, net	—	—	—	(832)	(832)	(66)	(898)
Net income	—	—	9,938	—	9,938	113	10,051

Balances as of May 31, 2015	4,343	$23,156	$26,503	$(996)	$48,663	$435	$49,098

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2015, 2014 and 2013

	Year Ended May 31,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$9,938	$10,955	$10,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	712	608	546
Amortization of intangible assets	2,149	2,300	2,385
Allowances for doubtful accounts receivable	56	122	118
Deferred income taxes	(548)	(248)	(117)
Stock-based compensation	933	805	755
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	396	480	410
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(244)	(250)	(241)
Other, net	327	311	155
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	208	24	267
(Increase) decrease in inventories	(96)	57	(66)
Increase in prepaid expenses and other assets	(387)	(143)	(555)
Increase (decrease) in accounts payable and other liabilities	247	48	(541)
(Decrease) increase in income taxes payable	(10)	(320)	35
Increase in deferred revenues	655	172	148

Net cash provided by operating activities	14,336	14,921	14,224

Cash flows from investing activities:
Purchases of marketable securities and other investments	(31,421)	(32,316)	(32,160)
Proceeds from maturities and sales of marketable securities and other investments	20,004	28,845	30,159
Acquisitions, net of cash acquired	(6,239)	(3,488)	(3,305)
Capital expenditures	(1,391)	(580)	(650)

Net cash used for investing activities	(19,047)	(7,539)	(5,956)

Cash flows from financing activities:
Payments for repurchases of common stock	(8,087)	(9,813)	(11,021)
Proceeds from issuances of common stock	1,802	2,135	1,527
Payments of dividends to stockholders	(2,255)	(2,178)	(1,433)
Proceeds from borrowings, net of issuance costs	19,842	5,566	4,974
Repayments of borrowings	(1,500)	—	(2,950)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	244	250	241
Distributions to noncontrolling interests	(196)	(28)	(31)
Other, net	—	—	193

Net cash provided by (used for) financing activities	9,850	(4,068)	(8,500)

Effect of exchange rate changes on cash and cash equivalents	(1,192)	(158)	(110)

Net increase (decrease) in cash and cash equivalents	3,947	3,156	(342)
Cash and cash equivalents at beginning of period	17,769	14,613	14,955

Cash and cash equivalents at end of period	$21,716	$17,769	$14,613

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$12	$148	$15
Increase (decrease) in unsettled repurchases of common stock	$1	$(15)	$(27)
Increase in unsettled investment purchases	$264	$78	$—
Supplemental schedule of cash flow data:
Cash paid for income taxes	$3,055	$2,841	$2,644
Cash paid for interest	$1,022	$827	$781

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, sells, hosts and supports database and middleware software, application software, cloud infrastructure, hardware systems—including Oracle Engineered Systems, computer server, storage, networking and industry specific hardware products—and related services that are engineered to work together in cloud-based and on-premises information technology (IT) environments. We offer our customers the option to purchase our software and hardware systems products and related services to manage their own cloud-based or on-premises IT environments, or to deploy our comprehensive set of cloud service offerings including Oracle Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Customers that purchase our software products may elect to purchase software license updates and product support contracts, which provide our customers with rights to unspecified product upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware systems support contracts, which provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings including consulting services, advanced customer support services and education services.

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

Acquisition related and other expenses as presented in our consolidated statements of operations for fiscal 2015 included $186 million related to a goodwill impairment loss (refer to Note 7 below for additional information) and for fiscal 2015 and 2013 included benefits of $53 million and $306 million, respectively, related to certain litigation (refer to Note 18 below for additional information). Further, acquisition related and other expenses for fiscal 2013 included a change in fair value of contingent consideration payable, which resulted in a net benefit of $387 million in fiscal 2013 (refer to Note 2 below for additional information).

In fiscal 2015, we adopted Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). In connection with the adoption of ASU 2015-03, we reclassified debt issuance costs related to our senior notes from other assets to notes payable, non-current as a deduction to the carrying amounts of our senior notes in our May 31, 2015 and 2014 consolidated balance sheets. The adoption of ASU 2015-03 did not have a material impact on our consolidated financial statements.

In fiscal 2015, we also adopted ASU 2015-02, Amendments to the Consolidation Analysis, ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, and ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, none of which had an impact on our reported financial position or results of operations and cash flows.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and we consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

Our sources of revenues include: (1) software and cloud revenues, including new software licenses revenues earned from granting licenses to use our software products and industry specific software; cloud SaaS and PaaS revenues generated from fees for granting customers access to a broad range of our software and related support offerings on a subscription basis in a secure, standards-based cloud computing environment; cloud IaaS revenues generated from fees for deployment and management offerings for our software and hardware and related IT infrastructure generally on a subscription basis; and software license updates and product support revenues (described further below); (2) hardware systems revenues, which include the sale of hardware systems products including Oracle Engineered Systems, computer servers, storage products, networking and data center fabric products, and industry specific hardware; and hardware systems support revenues; and (3) services, which include software and hardware related services including consulting, advanced customer support and education revenues. Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Elements)

Our revenue recognition policy for nonsoftware deliverables including cloud SaaS, PaaS and IaaS offerings, hardware systems products, support and related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware systems products revenues, support and related services revenues to be recognized in each accounting period.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Our cloud IaaS offerings provide deployment and management offerings for our software and hardware and related IT infrastructure including comprehensive software and hardware management and maintenance services arrangements for customer IT infrastructure for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premises at customer facilities generally for a term-based fee; and virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage. Revenues for these cloud IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenues from the sale of hardware systems products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage, networking and industry specific hardware.

Our hardware systems support offerings generally provide customers with software updates for the software components that are essential to the functionality of our hardware products and can also include product repairs, maintenance services and technical support services. Hardware systems support contracts are generally priced as a percentage of the net hardware systems products fees. Hardware systems support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements, which are typically one year.

Revenue Recognition for Multiple-Element Arrangements—Cloud SaaS, PaaS and IaaS Offerings, Hardware Systems Products, Hardware Systems Support and Related Services (Nonsoftware Arrangements)

We enter into arrangements with customers that purchase both nonsoftware related products and services from us at the same time, or within close proximity of one another (referred to as nonsoftware multiple-element arrangements). Each element within a nonsoftware multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the contractual period of the arrangement or in the case of our cloud offerings, we generally recognize revenues over the contractual term of the cloud software subscription. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

Our advanced customer support services are offered as standalone arrangements or as a part of arrangements to customers buying other software and non-software products and services. We offer these advanced support services, both on-premises and remote, to Oracle customers to enable increased performance and higher availability of their products and services. Depending upon the nature of the arrangement, revenues from these services are recognized as the services are performed or ratably over the term of the service period, which is generally one year or less.

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers primarily through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

contract date. Provided all other revenue recognition criteria have been met, we recognize new software licenses revenues and hardware systems products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables. During fiscal 2015, 2014 and 2013, $1.8 billion, $2.0 billion and $2.2 billion of our financing receivables were sold to financial institutions, respectively.

In addition, we enter into arrangements with leasing companies for the sale of our hardware systems products. These leasing companies, in turn, lease our products to end-users. The leasing companies generally have no recourse to us in the event of default by the end-user and we recognize revenue upon delivery, if all other revenue recognition criteria have been met.

Our customers include several of our suppliers and, occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements or sales of hardware systems that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Costs to exit or restructure certain activities of an acquired company or our internal operations are accounted for as termination and exit costs pursuant to ASC 420, Exit or Disposal Cost Obligations, and are accounted for separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in our consolidated statement of operations in the period in which the liability is incurred. When estimating the fair value of facility restructuring activities, assumptions are applied regarding estimated sub-lease payments to be received, which can differ materially from actual results. This may require us to revise our initial estimates which may materially affect our results of operations and financial position in the period the revision is made.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

Marketable and Non-Marketable Securities

In accordance with ASC 320, Investments—Debt and Equity Securities, and based on our intentions regarding these instruments, we classify substantially all of our marketable debt and equity securities as available-for-sale. Marketable debt and equity securities classified as available-for-sale are reported at fair value, with all unrealized gains (losses) reflected net of tax in stockholders’ equity on our consolidated balance sheets, and as a line item in our consolidated statements of comprehensive income. If we determine that an investment has an other than temporary decline in fair value, we recognize the investment loss in non-operating income (expense), net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required. Substantially all of our marketable debt and equity investments are classified as current based on the nature of the investments and their availability for use in current operations.

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

Fair Values of Financial Instruments

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2015, 2014 or 2013.

We outsource the design, manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Further, we have simplified our supply chain processes by reducing the number of third party manufacturing partners and the number of locations where these third party manufacturers build our hardware systems products. The inability of these third party manufacturing partners to fulfill orders for our hardware products could adversely impact future operating results of our hardware systems business.

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

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $817 million and $906 million at May 31, 2015 and 2014, respectively.

Deferred Sales Commissions

We defer sales commission expenses associated with our cloud SaaS, PaaS and IaaS offerings, and recognize the related expenses over the non-cancelable term of the related contracts, which are typically one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expense in our consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to fifty years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2015, 2014 or 2013.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350, Intangibles—Goodwill and Other, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. During fiscal 2015, we recognized a $186 million goodwill impairment loss (refer to Note 7 below for additional information). We did not recognize any goodwill impairment charges in fiscal 2014 or 2013.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2015, 2014 or 2013.

Derivative Financial Instruments

During fiscal 2015, 2014 and 2013, we used derivative and non-derivative financial instruments to manage foreign currency and interest rate risks (see Note 11 below for additional information). We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

We perform the effectiveness testing of our aforementioned designated hedges on a quarterly basis and the changes in ineffective portions, if any, are recognized immediately in earnings.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For legal and other contingencies that are not a part of a business combination or related to income taxes, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Note 18 below provides additional information regarding certain of our legal contingencies.

Shipping and Handling Costs

Our shipping and handling costs for hardware systems products sales are included in hardware systems products expenses for all periods presented.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income (expense), net in the accompanying consolidated statements of operations were $157 million, $375 million and $162 million in fiscal 2015, 2014 and 2013, respectively.

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based employee stock options, service-based restricted stock awards, performance-based restricted stock awards (PSUs) and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years. For our PSUs, we recognize stock-based compensation expense on a straight-line basis over the service period for each separately vesting tranche, which is generally twelve months, as the performance conditions to evaluate attainment of each tranche for each participant are independent of the performance conditions for the other tranches. We update the amount of stock-based compensation expense, net of forfeitures, to record as of the end of each reporting period based on the expected attainment of performance targets, which is subject to change until a final determination is known. Changes to the target estimates are reflected in the amount of stock-based compensation expense that we recognize for each tranche on a cumulative basis during the reporting period in which the target estimates are altered and may cause the amount of stock-based compensation expense that we record for such reporting period to vary.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

We record deferred tax assets for stock-based compensation awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the fair value attributable to the vested portion of stock awards assumed in connection with a business combination, at the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which are included within sales and marketing expenses, were $55 million, $79 million and $85 million in fiscal 2015, 2014 and 2013, respectively.

Research and Development and Software Development Costs

All research and development costs are expensed as incurred.

Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2015, 2014 and 2013.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including adjustments after the measurement period has ended and certain other operating items, net. Stock-based compensation included in acquisition related and other expenses result from unvested options and restricted stock-based awards assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those options and restricted stock-based awards.

	Year Ended May 31,
(in millions)	2015	2014	2013
Transitional and other employee related costs	$57	$27	$27
Stock-based compensation	5	10	33
Professional fees and other, net	(35)	20	(276)
Business combination adjustments, net	184	(16)	(388)

Total acquisition related and other expenses	$211	$41	$(604)

Included in acquisition related and other expenses for fiscal 2015 was a goodwill impairment loss of $186 million (refer to Note 7 below for additional information). Included in acquisition related and other expenses for fiscal 2015 and 2013 were benefits of $53 million and $306 million, respectively, related to certain litigation (refer to Note 18 below for additional information). Also included in acquisition related and other expenses for fiscal 2013 were changes in estimates for contingent consideration payable, which reduced acquisition related and other expenses by $387 million during fiscal 2013 (refer to Note 2 below for additional information).

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

	Year Ended May 31,
(in millions)	2015	2014	2013
Interest income	$349	$263	$237
Foreign currency losses, net	(157)	(375)	(162)
Noncontrolling interests in income	(113)	(98)	(112)
Other income, net	27	69	48

Total non-operating income (expense), net	$106	$(141)	$11

Included in foreign currency losses, net for fiscal 2015 were foreign currency remeasurement losses of $23 million, related to our Venezuelan subsidiary due to the continued “highly inflationary” designation of the Venezuelan economy in accordance with ASC 830, Foreign Currency Matters; the introduction of currency exchange legislation in Venezuela in February 2015 to create a new foreign exchange mechanism known as SIMADI; and the remeasurement of certain assets and liabilities of our Venezuelan subsidiary pursuant to the SIMADI rate, which we determined, based upon our specific facts and circumstances, was the most appropriate for the reporting of our Venezuelan subsidiary’s Bolivar based transactions and net monetary assets in U.S. Dollars. We incurred losses related to our Venezuelan subsidiary of $213 million and $64 million during fiscal 2014 and 2013, respectively, for generally similar reasons.

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

Recent Accounting Pronouncements

Cloud Computing Arrangements that Include a Software Element:    In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2015-05 on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period. The following table summarizes the estimated preliminary fair values of net assets acquired from MICROS:

(in millions)
Cash and cash equivalents	$675
Trade receivables, net	183
Inventories	44
Goodwill	3,277
Intangible assets	2,030
Other assets	149
Accounts payable and other liabilities	(348)
Deferred tax liabilities, net	(633)
Deferred revenues	(130)

Total	$5,247

We do not expect the goodwill recognized as a part of the MICROS acquisition to be deductible for income tax purposes.

Other Fiscal 2015 Acquisitions

During fiscal 2015, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $1.7 billion, which consisted of approximately $1.7 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. We have preliminarily recorded $14 million of net tangible assets and $388 million of identifiable intangible assets, based on their estimated fair values, and $1.3 billion of residual goodwill.

The initial purchase price calculation and related accounting for our acquisitions completed during fiscal 2015 is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during fiscal 2015 were based upon preliminary calculations and valuations and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

Fiscal 2014 Acquisitions

Acquisition of Responsys, Inc.

On February 6, 2014, we completed our acquisition of Responsys, Inc. (Responsys), a provider of enterprise-scale cloud-based business-to-consumer marketing software. We have included the financial results of Responsys in our consolidated financial statements from the date of acquisition. The total purchase price for Responsys was approximately $1.6 billion, which consisted of approximately $1.4 billion in cash and $147 million for the fair values of stock options and restricted stock-based awards assumed. We recorded $32 million of net tangible liabilities, related primarily to deferred tax liabilities, $580 million of identifiable intangible assets, and $14 million of in-process research and development, based on their estimated fair values, and $1.0 billion of residual goodwill.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Other Fiscal 2014 Acquisitions

During fiscal 2014, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $2.3 billion, which consisted primarily of cash consideration, and we recorded $230 million of net tangible liabilities, related primarily to deferred tax liabilities, $1.1 billion of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

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

Contingent Consideration Related to the Acquisition of Pillar Data Systems, Inc.

In fiscal 2012, we acquired Pillar Data Systems, Inc. (Pillar Data), a provider of enterprise storage systems solutions. Pursuant to the agreement and plan of merger dated as of June 29, 2011, we acquired all of the issued and outstanding equity interests of Pillar Data from the stockholders in exchange for Pillar Data’s former stockholders to have rights to receive contingent cash consideration (Earn-Out), if any, pursuant to an Earn-Out calculation. During fiscal 2013, we estimated that no amount of contingent consideration was to be payable pursuant to the Earn-Out calculation and we recognized a benefit of $387 million. The Earn-Out period ended at the conclusion of our first quarter of fiscal 2015 and no amounts were paid to Pillar Data’s former stockholders, including Lawrence J. Ellison, Oracle’s Executive Chairman of the Board and Chief Technology Officer and largest stockholder.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, MICROS, Responsys, and certain other companies that we acquired since the beginning of fiscal 2014 (which were considered relevant for the purposes of unaudited pro forma financial information disclosure) as though the companies were combined as of the beginning of fiscal 2014. The unaudited pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions, including our amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2014. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2014.

The unaudited pro forma financial information for fiscal 2015 combined the historical results of Oracle for fiscal 2015, the historical results of MICROS for the six months ended June 30, 2014 (adjusted due to differences in reporting periods and considering the date we acquired MICROS), the historical results of certain other companies that we acquired since the beginning of fiscal 2015 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for fiscal 2014 combined the historical results of Oracle for fiscal 2014, the historical results of MICROS for the year ended June 30, 2014 (due to differences in reporting periods), the historical results of Responsys for the nine months ended September 30, 2013 (adjusted due to differences in reporting periods and considering the date we acquired Responsys), the historical results of certain other companies that we acquired since the beginning of fiscal 2014 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows for fiscal 2015 and 2014:

	Year Ended May 31,
(in millions, except per share data)	2015	2014
Total revenues	$38,700	$40,007
Net income	$9,877	$10,770
Basic earnings per share	$2.24	$2.38
Diluted earnings per share	$2.19	$2.34

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities primarily consist of time deposits held at major banks, Tier-1 commercial paper, corporate notes and certain other securities.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2015 and 2014. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2015, 2014 and 2013. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2015	2014
U.S. Treasury securities	$668	$—
Commercial paper debt securities	9,203	7,969
Corporate debt securities and other	28,844	16,657

Total investments	$38,715	$24,626

Investments classified as cash equivalents	$6,063	$3,576

Investments classified as marketable securities	$32,652	$21,050

As of May 31, 2015 and 2014, approximately 28% and 45%, respectively, of our marketable securities investments mature within one year and 72% and 55%, respectively, mature within one to six years. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

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

May 31, 2015

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	May 31, 2015			May 31, 2014
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
U.S. Treasury securities	$668	$—	$668	$—	$—	$—
Commercial paper debt securities	—	9,203	9,203	—	7,969	7,969
Corporate debt securities and other	190	28,654	28,844	119	16,538	16,657
Derivative financial instruments	—	74	74	—	97	97

Total assets	$858	$37,931	$38,789	$119	$24,604	$24,723

Liabilities:
Derivative financial instruments	$—	$244	$244	$—	$—	$—

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

Based on the trading prices of our $42.0 billion and $24.1 billion of borrowings, which consisted of senior notes that were outstanding as of May 31, 2015 and 2014, respectively, the estimated fair values of our borrowings using Level 2 inputs at May 31, 2015 and 2014 were $44.1 billion and $26.4 billion, respectively.

5.	INVENTORIES

Inventories consisted of the following:

	May 31,
(in millions)	2015	2014
Raw materials	$112	$74
Work-in-process	38	28
Finished goods	164	87

Total	$314	$189

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Life	May 31,
(Dollars in millions)		2015	2014
Computer, network, machinery and equipment	1-5 years	$3,345	$2,468
Buildings and improvements	1-50 years	2,721	2,582
Furniture, fixtures and other	3-10 years	547	531
Land	—	589	632
Construction in progress	—	93	26

Total property, plant and equipment	1-50 years	7,295	6,239
Accumulated depreciation		(3,609)	(3,178)

Total property, plant and equipment, net		$3,686	$3,061

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2015 and the net book value of intangible assets at May 31, 2015 and 2014 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average Useful Life(2)
(Dollars in millions)	May 31, 2014	Additions(1)	Retirements	May 31, 2015	May 31, 2014	Expense	Retirements	May 31, 2015	May 31, 2014	May 31, 2015
Software support agreements and related relationships	$5,218	$1,206	$(2,234)	$4,190	$(4,403)	$(531)	$2,234	$(2,700)	$815	$1,490	13 years
Hardware systems support agreements and related relationships	969	63	(20)	1,012	(530)	(144)	20	(654)	439	358	10 years
Developed technology	4,387	736	(521)	4,602	(2,176)	(700)	521	(2,355)	2,211	2,247	7 years
Core technology	1,617	—	(1,065)	552	(1,294)	(182)	1,065	(411)	323	141	N.A.
Customer relationships and contract backlog	2,054	204	(61)	2,197	(1,459)	(312)	61	(1,710)	595	487	6 years
SaaS, PaaS and IaaS agreements and related relationships and other.	1,789	204	—	1,993	(305)	(203)	—	(508)	1,484	1,485	10 years
Trademarks	516	35	(50)	501	(276)	(77)	50	(303)	240	198	10 years

Total intangible assets subject to amortization	16,550	2,448	(3,951)	15,047	(10,443)	(2,149)	3,951	(8,641)	6,107	6,406	10 years
In-process research and development	30	(30)	—	—	—	—	—	—	30	—	N.A.

Total intangible assets, net	$16,580	$2,418	$(3,951)	$15,047	$(10,443)	$(2,149)	$3,951	$(8,641)	$6,137	$6,406

(1)	The substantial majority of intangible assets acquired during fiscal 2015 related to our acquisition of MICROS.

(2)	Represents weighted average useful lives of intangible assets acquired during fiscal 2015.

Total amortization expense related to our intangible assets was $2.1 billion, $2.3 billion and $2.4 billion in fiscal 2015, 2014 and 2013, respectively. As of May 31, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2016	$1,624
Fiscal 2017	995
Fiscal 2018	848
Fiscal 2019	742
Fiscal 2020	598
Thereafter	1,599

Total intangible assets, net	$6,406

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2015 and 2014 were as follows:

(in millions)	New Software Licenses and Cloud Software Subscriptions	Software License Updates and Product Support	Hardware Systems Support	Consulting	Other, net(4)	Total Goodwill, net
Balances as of May 31, 2013	$10,533	$12,474	$1,259	$1,584	$1,493	$27,343
Allocation of goodwill(1)	875	—	380	13	(1,268)	—
Goodwill from acquisitions	1,721	4	436	134	—	2,295
Goodwill adjustments, net(2)	10	(6)	7	2	1	14

Balances as of May 31, 2014	13,139	12,472	2,082	1,733	226	29,652
Goodwill from acquisitions	2,086	1,991	269	27	240	4,613
Goodwill adjustments, net(2)	(8)	(2)	19	(1)	—	8
Goodwill impairment(3)	—	—	—	—	(186)	(186)

Balances as of May 31, 2015	$15,217	$14,461	$2,370	$1,759	$280	$34,087

(1)	Represents the allocation of goodwill to our operating segments upon completion of our intangible asset valuations.

(2)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effect on goodwill of changes to net assets acquired during the measurement period (up to one year from the date of an acquisition). Goodwill adjustments were not significant to our previously reported operating results or financial position.

(3)

During fiscal 2015, we recorded a $186 million goodwill impairment loss to our hardware systems products reporting unit. We considered several approaches to determine the fair value of our hardware systems reporting unit as of March 1, 2015 and concluded the most appropriate to be the income approach. The fair value of our hardware systems products reporting unit pursuant to the income approach was impacted by lower forecasted operating results for this reporting unit, primarily caused by lower forecasted revenues and our continued investment in hardware products research and development activities. We compared the implied fair value of goodwill in our hardware systems products reporting unit to its carrying value, which resulted in the $186 million goodwill impairment loss and represented the aggregate amount of goodwill for our hardware systems products reporting unit. The aggregate hardware systems reporting unit goodwill that was impaired in fiscal 2015 resulted from our acquisitions of Pillar Data Systems, Inc., Xsigo Systems, Inc., GreenBytes, Inc. and MICROS Systems, Inc. Such impairment loss was recorded to acquisition related and other expenses in our fiscal 2015 consolidated statement of operations. We did not recognize any goodwill impairment losses in fiscal 2014 or 2013.

(4)

Represents goodwill allocated to our other operating segments. The balance as of May 31, 2013 included unallocated goodwill for certain of our acquisitions that was subsequently allocated based upon the finalization of valuations during fiscal 2014.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable consisted of the following:

	May 31,
(Dollars in millions)	2015	2014
3.75% senior notes due July 2014, net of fair value adjustment of $8 as of May 31, 2014(1)	$—	$1,508
5.25% senior notes due January 2016, net of discount of $1 and $2 as of May 31, 2015 and 2014, respectively	1,999	1,998
Floating rate senior notes due July 2017, net of debt issuance cost of $1 as of May 31, 2015	999	—
1.20% senior notes due October 2017, net of discount and debt issuance costs of $6 and $9 as of May 31, 2015 and 2014, respectively	2,494	2,491
5.75% senior notes due April 2018, net of debt issuance costs of $7 and $8 as of May 31, 2015 and 2014, respectively	2,493	2,492
Floating rate senior notes due January 2019, net of debt issuance costs of $1 each as of May 31, 2015 and 2014	499	499
2.375% senior notes due January 2019, net of fair value losses of $21 and $15 and discount and debt issuance costs of $7 and $9 as of May 31, 2015 and May 31, 2014, respectively(1)	1,514	1,506
5.00% senior notes due July 2019, net of discount and debt issuance costs of $11 and $12 as of May 31, 2015 and 2014, respectively	1,739	1,738
Floating rate senior notes due October 2019, net of debt issuance cost of $2 as of May 31, 2015	748	—
2.25% senior notes due October 2019, net of fair value loss of $22 and discount and debt issuance cost of $7 as of May 31, 2015(1)	2,015	—
3.875% senior notes due July 2020, net of discount and debt issuance costs of $4 and $5 as of May 31, 2015 and 2014, respectively	996	995
2.25% senior notes due January 2021, net of discount and debt issuance costs of $11 and $14 as of May 31, 2015 and 2014, respectively(2)	1,341	1,685
2.80% senior notes due July 2021, net of fair value loss of $31 and discount and debt issuance cost of $6 as of May 31, 2015(1)	1,525	—
2.50% senior notes due May 2022, net of discount and debt issuance cost of $17 as of May 31, 2015	2,483	—
2.50% senior notes due October 2022, net of discount and debt issuance costs of $10 and $11 as of May 31, 2015 and 2014, respectively	2,490	2,489
3.625% senior notes due July 2023, net of discount and debt issuance costs of $11 and $12 as of May 31, 2015 and 2014, respectively	989	988
3.40% senior notes due July 2024, net of discount and debt issuance cost of $12 as of May 31, 2015	1,988	—
2.95% senior notes due May 2025, net of discount and debt issuance cost of $22 as of May 31, 2015	2,478	—
3.125% senior notes due July 2025, net of discount and debt issuance costs of $6 and $9 as of May 31, 2015 and 2014, respectively(2)	804	1,013
3.25% senior notes due May 2030, net of discount and debt issuance cost of $6 as of May 31, 2015	494	—
4.30% senior notes due July 2034, net of discount and debt issuance cost of $13 as of May 31, 2015	1,737	—
3.90% senior notes due May 2035, net of discount and debt issuance cost of $18 as of May 31, 2015	1,232	—
6.50% senior notes due April 2038, net of discount and debt issuance costs of $5 and $6 as of May 31, 2015 and 2014, respectively	1,245	1,244
6.125% senior notes due July 2039, net of discount and debt issuance costs of $12 and $14 as of May 31, 2015 and 2014, respectively	1,238	1,236
5.375% senior notes due July 2040, net of discount and debt issuance costs of $34 and $35 as of May 31, 2015 and 2014, respectively	2,216	2,215
4.50% senior notes due July 2044, net of debt issuance cost of $8 as of May 31, 2015	992	—
4.125% senior notes due May 2045, net of discount and debt issuance cost of $24 as of May 31, 2015	1,976	—
4.375% senior notes due May 2055, net of discount and debt issuance cost of $16 as of May 31, 2015	1,234	—

Total borrowings	$41,958	$24,097

Notes payable, current	$1,999	$1,508

Notes payable, non-current	$39,959	$22,589

(1)	Refer to Note 11 for a description of our accounting for fair value hedges.

(2)	Euro based notes valued at May 31, 2015 and May 31, 2014 foreign exchange rates, respectively (see further discussion below).

Senior Notes and Other

In May 2015, we issued $10.0 billion of senior notes comprised of $2.5 billion of 2.50% notes due May 2022 (2022 Notes), $2.5 billion of 2.95% notes due May 2025 (2025 Notes), $500 million 3.25% notes due May 2030 (2030 Notes), $1.25 billion of 3.90% notes due May 2035 (2035 Notes), $2.0 billion of 4.125% notes due May 2045 (2045 Notes) and $1.25 billion of 4.375% notes due May 2055 (2055 Notes, and together with the 2022 Notes, 2025 Notes, 2030 Notes, 2035 Notes

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

and 2045 Notes, the May 2015 Senior Notes). We issued the May 2015 Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and future acquisitions, and repayment of indebtedness.

In July 2014, we issued $10.0 billion of senior notes comprised of $1.0 billion of floating rate notes due July 2017 (2017 Floating Rate Notes), $750 million of floating rate notes due October 2019 (2019 Floating Rate Notes), $2.0 billion of 2.25% notes due October 2019 (2019 Notes), $1.5 billion of 2.80% notes due July 2021 (2021 Notes), $2.0 billion of 3.40% notes due July 2024 (2024 Notes), $1.75 billion of 4.30% notes due July 2034 (2034 Notes) and $1.0 billion of 4.50% notes due July 2044 (2044 Notes and, together with the 2017 Floating Rate Notes, 2019 Floating Rate Notes, 2019 Notes, 2021 Notes, 2024 Notes and 2034 Notes, the July 2014 Senior Notes). The floating rate notes bear interest at a floating rate equal to three-month LIBOR plus 0.20% for the 2017 Floating Rate Notes and 0.51% for the 2019 Floating Rate Notes (0.47% and 0.78% as of May 31, 2015, respectively) with interest payable quarterly. We issued the July 2014 Senior Notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, our acquisition of MICROS and future acquisitions, and repayment of indebtedness.

In July 2013, we issued €2.0 billion ($2.2 billion and $2.7 billion as of May 31, 2015 and 2014, respectively) of fixed rate senior notes comprised of €1.25 billion of 2.25% notes due January 2021 (January 2021 Notes) and €750 million of 3.125% notes due July 2025 (July 2025 Notes, and together with the January 2021 Notes, the Euro Notes). The Euro Notes are registered and trade on the New York Stock Exchange.

In connection with the issuance of the January 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed rate, Euro denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed rate, U.S. Dollar denominated debt of $1.6 billion with a fixed annual interest rate of 3.53% (see Note 11 for additional information). Further, we designated the July 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar (see Note 11 for additional information).

In July 2013, we also issued $3.0 billion of senior notes comprised of $500 million of floating rate notes due January 2019 (January 2019 Floating Rate Notes), $1.5 billion of 2.375% notes due January 2019 (January 2019 Notes) and $1.0 billion of 3.625% notes due July 2023 (2023 Notes). The January 2019 Floating Rate Notes bear interest at a floating rate equal to three-month LIBOR plus 0.58% (0.86% and 0.81% as of May 31, 2015 and 2014, respectively) with interest payable quarterly.

In October 2012, we issued $5.0 billion of fixed rate senior notes comprised of $2.5 billion of 1.20% notes due October 2017 (2017 Notes) and $2.5 billion of 2.50% notes due October 2022 (October 2022 Notes).

In July 2010, we issued $3.25 billion of fixed rate senior notes comprised of $1.0 billion of 3.875% notes due July 2020 (2020 Notes) and $2.25 billion of 5.375% notes due July 2040 (2040 Notes).

In July 2009, we issued $4.5 billion of fixed rate senior notes of which $1.5 billion of 3.75% notes (2014 Notes) was due and paid in July 2014 (we also settled the fixed to variable interest rate swap agreements associated with the 2014 Notes) and $1.75 billion of 5.00% notes due July 2019 (July 2019 Notes) and $1.25 billion of 6.125% notes due July 2039 (2039 Notes) remained outstanding as of May 31, 2015.

In April 2008, we issued $5.0 billion of fixed rate senior notes, of which $1.25 billion of 4.95% senior notes was due and paid in April 2013, and $2.5 billion of 5.75% senior notes due April 2018 (2018 Notes) and $1.25 billion of 6.50% senior notes due April 2038 (2038 Notes) remained outstanding as of May 31, 2015.

In January 2006, we issued $5.75 billion of senior notes, of which $2.0 billion of 5.25% senior notes due January 2016 (2016 Notes) remained outstanding as of May 31, 2015.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

The effective interest yields of the 2016 Notes, 2017 Notes, 2018 Notes, January 2019 Notes, July 2019 Notes, 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes, October 2022 Notes, 2023 Notes, 2024 Notes, 2025 Notes, July 2025 Notes, 2030 Notes, 2034 Notes, 2035 Notes, 2038 Notes, 2039 Notes, 2040 Notes, 2044 Notes, 2045 Notes and 2055 Notes (collectively and together with the January 2021 Notes, the Senior Notes) at May 31, 2015 were 5.32%, 1.24%, 5.76%, 2.44%, 5.05%, 2.27%, 3.93%, 2.82%, 2.56%, 2.51%, 3.73%, 3.43%, 3.00%, 3.17%, 3.30%, 4.30%, 3.95%, 6.52%, 6.19%, 5.45%, 4.50%, 4.15%, and 4.40%, respectively. In July 2014 and July 2013, we entered into certain interest rate swap agreements that have the economic effects of modifying the fixed interest obligations associated with the 2019 Notes, January 2019 Notes and 2021 Notes so that the interest payable on these notes effectively became variable based on LIBOR (0.76%, 0.93% and 0.91%, respectively, at May 31, 2015; and 0.88% for the January 2019 Notes at May 31, 2014; see Note 11 for additional information). The effective interest yield of the January 2021 Notes was 2.33% (3.53% after the economic effects of the cross-currency swap agreements described above and in Note 11). Interest is payable semi-annually for the Senior Notes except for the Euro Notes for which interest is payable annually. We may redeem some or all of the Senior Notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances. The 2017 Floating Rate Notes, January 2019 Floating Rate Notes and 2019 Floating Rate Notes (collectively the Floating Rate Notes) may not be redeemed prior to their maturity.

The Senior Notes and the Floating Rate Notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the Senior Notes and the Floating Rate Notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2015.

Future principal payments for all of our borrowings at May 31, 2015 were as follows (in millions):

Fiscal 2016	$2,000
Fiscal 2017	—
Fiscal 2018	6,000
Fiscal 2019	2,000
Fiscal 2020	4,500
Thereafter	27,966

Total	$42,466

Commercial Paper Program and Commercial Paper Notes

On April 22, 2013, pursuant to our existing $3.0 billion commercial paper program which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws, we entered into new dealer agreements with various banks and a new Issuing and Paying Agency Agreement with JP Morgan Chase Bank, N.A. As of May 31, 2015 and 2014, we did not have any outstanding commercial paper notes. We intend to back-stop any commercial paper notes that we may issue in the future with the 2013 Credit Agreement (see additional details below).

Revolving Credit Agreements

In April 2013, we entered into a $3.0 billion Revolving Credit Agreement with Wells Fargo Bank, N.A., Bank of America, N.A., BNP Paribas, JPMorgan Chase Bank, N.A. and certain other lenders (the 2013 Credit Agreement). The 2013 Credit Agreement provides for an unsecured 5-year revolving credit facility to be used for general corporate purposes including back-stopping any commercial paper notes that we may issue. Subject to certain conditions stated in the 2013 Credit Agreement, we may borrow, prepay and re-borrow amounts under the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

2013 Credit Agreement at any time during the term of the 2013 Credit Agreement. Interest under the 2013 Credit Agreement is based on either (a) a LIBOR-based formula or (b) the Base Rate formula, each as set forth in the 2013 Credit Agreement. Any amounts drawn pursuant to the 2013 Credit Agreement are due on April 20, 2018. No amounts were outstanding pursuant to the 2013 Credit Agreement as of May 31, 2015 and 2014.

The 2013 Credit Agreement contains certain customary representations and warranties, covenants and events of default, including the requirement that our total net debt to total capitalization ratio not exceed 45% on a consolidated basis. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the 2013 Credit Agreement may be declared immediately due and payable and the 2013 Credit Agreement may be terminated. We were in compliance with the 2013 Credit Agreement’s covenants as of May 31, 2015.

On May 29, 2012, we borrowed $1.7 billion pursuant to a revolving credit agreement with JPMorgan Chase Bank, N.A., as initial lender and administrative agent; and J.P. Morgan Securities, LLC, as sole lead arranger and sole bookrunner (the 2012 Credit Agreement). During fiscal 2013, we repaid the $1.7 billion and the 2012 Credit Agreement expired pursuant to its terms.

9.	RESTRUCTURING ACTIVITIES

Fiscal 2015 Oracle Restructuring Plan

During the second quarter of fiscal 2015, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisition of MICROS and certain other operational activities (2015 Restructuring Plan). The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $100 million of restructuring expenses in connection with the 2015 Restructuring Plan in fiscal 2015 and we expect to incur the majority of the estimated remaining $526 million through the end of fiscal 2016. Any changes to the estimates of executing the 2015 Restructuring Plan will be reflected in our future results of operations.

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (2013 Restructuring Plan). Restructuring costs associated with the 2013 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $119 million, $174 million and $325 million of restructuring expenses in connection with the 2013 Restructuring Plan in fiscal 2015, 2014 and 2013, respectively. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of May 31, 2015.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Summary of All Plans

Fiscal 2015 Activity

	Accrued May 31, 2014(2)	Year Ended May 31, 2015				Accrued May 31, 2015(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$26	$1	$(16)	$—	$11	$27	$110
Software license updates and product support	—	7	—	(2)	—	5	7	209
Hardware systems business	—	22	(2)	(13)	(1)	6	20	65
Services	—	21	—	(12)	—	9	21	101
General and administrative and other	—	27	(2)	(20)	—	5	25	141

Total Fiscal 2015 Oracle Restructuring Plan	$—	$103	$(3)	$(63)	$(1)	$36	$100	$626

Total Fiscal 2013 Oracle Restructuring Plan(6)	$61	$128	$(9)	$(138)	$(11)	$31

Total other restructuring plans(6)	$108	$7	$(19)	$(43)	$—	$53

Total restructuring plans	$169	$238	$(31)	$(244)	$(12)	$120

Fiscal 2014 Activity

	Accrued May 31, 2013	Year Ended May 31, 2014				Accrued May 31, 2014(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$16	$57	$(8)	$(55)	$2	$12
Software license updates and product support	1	11	—	(10)	3	5
Hardware systems business	24	48	(3)	(52)	1	18
Services	18	39	(7)	(39)	—	11
General and administrative and other	12	42	(5)	(39)	5	15

Total Fiscal 2013 Oracle Restructuring Plan	$71	$197	$(23)	$(195)	$11	$61

Total other restructuring plans(6)	$179	$24	$(15)	$(58)	$(22)	$108

Total restructuring plans	$250	$221	$(38)	$(253)	$(11)	$169

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Fiscal 2013 Activity

	Accrued May 31, 2012	Year Ended May 31, 2013				Accrued May 31, 2013
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2013 Oracle Restructuring Plan(1)
New software licenses and cloud software subscriptions	$—	$85	$(8)	$(60)	$(1)	$16
Software license updates and product support	—	13	(6)	(11)	5	1
Hardware systems business	—	99	(5)	(68)	(2)	24
Services	—	72	(5)	(50)	1	18
General and administrative and other	—	81	(1)	(52)	(16)	12

Total Fiscal 2013 Oracle Restructuring Plan	$—	$350	$(25)	$(241)	$(13)	$71

Total other restructuring plans(6)	$337	$53	$(26)	$(185)	$—	$179

Total restructuring plans	$337	$403	$(51)	$(426)	$(13)	$250

(1)

Restructuring costs recorded for individual line items primarily related to employee severance costs except for general and administrative and other, which also included $46 million recorded during fiscal 2013 for facilities related restructuring, contract termination and other costs.

(2)

The balances at May 31, 2015 and 2014 included $86 million and $100 million, respectively, recorded in other current liabilities, and $34 million and $69 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the tables above included condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the periodic impact to our consolidated statements of operations was not significant.

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2015	2014
Software license updates and product support	$5,635	$5,909
Hardware systems support and other	703	664
Services	379	364
Cloud SaaS, PaaS and IaaS	404	248
New software licenses	124	84

Deferred revenues, current	7,245	7,269
Deferred revenues, non-current (in other non-current liabilities)	393	404

Total deferred revenues	$7,638	$7,673

Deferred software license updates and product support revenues and deferred hardware systems support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

as the services are performed. Deferred cloud software as a service (SaaS), platform as a service (PaaS) and infrastructure as a service (IaaS) revenues generally result from customer payments made in advance for our cloud-based offerings that are recognized over the corresponding contractual term. Deferred new software licenses revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, customer payments made in advance for time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

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

Cash Flow Hedges—Cross Currency Swap Agreements

In connection with the issuance of our January 2021 Notes, we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro denominated January 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the January 2021 Notes by fixing the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

principal amount of the January 2021 Notes at $1.6 billion with a fixed annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. The critical terms of the cross-currency swap agreements correspond to the January 2021 Notes, including the annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the January 2021 Notes.

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income (expense), net in the same period that the carrying value of the Euro denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income (expense), net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for fiscal 2015 or 2014. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

We do not use any cross-currency swap agreements for trading purposes.

Net Investment Hedge—Foreign Currency Borrowings

In July 2013, we designated our July 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated July 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss on our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income (expense), net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for fiscal 2015 or 2014.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

As of May 31, 2015 and 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.2 billion and $3.6 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.2 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2015 and 2014.

Included in our non-operating income (expense), net were $60 million, $(69) million and $(64) million of net gains (losses) related to these forward contracts for the years ended May 31, 2015, 2014 and 2013, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

	May 31, 2015		May 31, 2014
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements designated as fair value hedges	Other assets	$74	Other assets	$15

Interest rate swap agreements designated as fair value hedges	Not applicable	$—	Prepaid expenses and other current assets	$8

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(244)	Other assets	$74

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(981)	Notes payable, non-current	$(1,116)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of (Loss) Gain Recognized in Accumulated OCI or OCL (Effective Portion)		Location and Amount of (Loss) Gain Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Year Ended May 31,			Year Ended May 31,
(in millions)	2015	2014		2015	2014
Cross-currency swap agreements designated as cash flow hedges	$(318)	$74	Non-operating income (expense), net	$(348)	$69

Foreign currency borrowings designated as net investment hedge	$208	$(34)	Not applicable	$—	$—

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of (Loss) Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Year Ended May 31,			Year Ended May 31,
(in millions)		2015	2014		2015	2014
Interest rate swap agreements designated as fair value hedges	Interest expense	$51	$(18)	Interest expense	$(51)	$18

12.	COMMITMENTS AND CERTAIN CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2015, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2016	$330
Fiscal 2017	270
Fiscal 2018	209
Fiscal 2019	156
Fiscal 2020	107
Thereafter	175

Future minimum operating lease payments	1,247
Less: minimum payments to be received from non-cancelable subleases	(71)

Total future minimum operating lease payments, net	$1,176

Lease commitments included future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $61 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2015.

Rent expense was $290 million, $278 million and $313 million for fiscal 2015, 2014 and 2013, respectively, net of sublease income of approximately $45 million, $55 million and $69 million, respectively. Certain lease agreements contain renewal options providing for extensions of the lease terms.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

As of May 31, 2015, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2016	$713
Fiscal 2017	195
Fiscal 2018	124
Fiscal 2019	85
Fiscal 2020	64
Thereafter	—

Total	$1,181

As described in Note 8 and Note 11 above, as of May 31, 2015 we have senior notes of $42.0 billion that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

Guarantees

Our software, cloud and hardware systems product sales agreements generally include certain provisions for indemnifying customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any material liabilities related to such obligations in our consolidated financial statements. Certain of our product sales agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Our software license and hardware systems products agreements also generally include a warranty that our products will substantially operate as described in the applicable program documentation for a period of one year after delivery. Our software as a service, platform as a service and infrastructure as a service agreements generally include a warranty that the cloud services will be performed in all material respects as defined in the agreement during the service period. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the services.

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

Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $9.2 billion remained available for stock repurchases as of May 31, 2015, pursuant to our stock repurchase program. We repurchased 193.7 million shares for $8.1 billion (including 2.2 million shares for $95 million that were repurchased but not settled), 280.4 million shares for $9.8 billion and 346.1 million shares for $11.0 billion in fiscal 2015, 2014 and 2013, respectively, under the stock repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchase of our debt, our stock price, and economic and market

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Dividends on Common Stock

During fiscal 2015, 2014 and 2013, our Board of Directors declared cash dividends of $0.51, $0.48 and $0.30 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2015, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock payable on July 29, 2015 to stockholders of record as of the close of business on July 8, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss, net of income taxes:

	May 31,
(in millions)	2015	2014
Foreign currency translation losses and other, net	$(851)	$(81)
Unrealized losses on defined benefit plans, net	(304)	(153)
Unrealized gains on marketable securities, net	124	65
Unrealized gains on cash flow hedges, net	35	5

Total accumulated other comprehensive loss	$(996)	$(164)

14.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan, which provides for the issuance of non-qualified stock options and incentive stock options, as well as stock purchase rights, stock appreciation rights, and long-term performance awards, including restricted stock-based awards, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2011, our stockholders, upon the recommendation of our Board of Directors (the Board), approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which extended the termination date of the 2000 Plan by ten years and increased the number of authorized shares of stock that may be issued by 388,313,015 shares. In fiscal 2014, our stockholders, upon the recommendation of our Board, approved a further increase in the number of authorized shares of stock that may be issued under the 2000 Plan by 305,000,000 shares.

Under the terms of the 2000 Plan, options to purchase common stock are granted at not less than fair market value, become exercisable as established by the Compensation Committee of the Board (generally 25% annually over four years under our current practice) and generally expire no more than ten years from the date of grant. Long-term full value awards are granted in the form of restricted stock units (RSUs) and performance stock units (PSUs). The vesting schedule for RSUs is established by the Compensation Committee and generally requires vesting 25% annually over four years. The vesting schedule for PSUs is also established by the Compensation Committee and currently requires vesting over four fiscal years, if at all, based on relative performance. For each share granted as a full value award under the 2000 Plan, an equivalent of 2.5 shares is deducted from our pool of shares available for grant. As of May 31, 2015, the 2000 Plan had stock options to purchase 401 million shares of common stock outstanding of which 215 million shares were vested, 24 million unvested RSUs outstanding and

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

3 million unvested PSUs outstanding. As of May 31, 2015, approximately 409 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights or stock appreciation rights under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of non-qualified stock options and other stock-based awards, including RSUs, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). Options are granted at not less than fair market value, vest over four years, and expire no more than ten years from the date of grant. RSUs granted under the Directors’ Plan also vest over four years. The Directors’ Plan provides for automatic grants of stock awards to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing or vice chairing certain Board committees. The Board will determine the particular terms of any such stock awards at the time of grant, but the terms will be consistent with those of stock awards granted under the Directors’ Plan with respect to vesting or forfeiture schedules and treatment on termination of status as a director. As of May 31, 2015, options to purchase approximately 4 million shares of common stock (of which approximately 2 million were vested) and 64,000 unvested RSUs were outstanding under the 1993 Directors’ Plan. As of May 31, 2015, approximately 2 million shares were available for future stock awards under this plan.

In connection with certain of our acquisitions, we assumed certain outstanding stock options and other restricted stock-based awards under each acquired company’s respective stock plans. These stock options and other restricted stock-based awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2015, stock options to purchase 8 million shares of common stock and 1 million shares of restricted stock-based awards were outstanding under these plans.

The following table summarizes stock option activity and includes awards granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2015:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted Average Exercise Price
Balance, May 31, 2012	422	$22.66
Granted	119	$29.90
Assumed	9	$32.52
Exercised	(83)	$17.38
Canceled	(20)	$28.94

Balance, May 31, 2013	447	$25.48
Granted	131	$31.02
Assumed	5	$9.02
Exercised	(95)	$21.51
Canceled	(26)	$30.60

Balance, May 31, 2014	462	$27.37
Granted	34	$40.54
Assumed	3	$21.98
Exercised	(70)	$24.49
Canceled	(16)	$33.76

Balance, May 31, 2015	413	$28.64

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Options outstanding that have vested and that are expected to vest as of May 31, 2015 were as follows:

	Outstanding Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	In-the-Money Options as of May 31, 2015 (in millions)	Aggregate Intrinsic Value(1) (in millions)
Vested	223	$25.53	5.07	222	$4,034
Expected to vest(2)	175	$32.17	7.77	175	1,986

Total	398	$28.45	6.26	397	$6,020

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2015 of $43.49 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2015 was approximately $804 million and is expected to be recognized over a weighted average period of 2.16 years. Approximately 15 million shares outstanding as of May 31, 2015 were not expected to vest.

Restricted stock-based award activity and the number of restricted stock-based awards outstanding were not significant prior to fiscal 2015. The following table summarizes restricted stock-based awards activity, including service-based awards and performance-based awards and including awards granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our fiscal year ended May 31, 2015:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted Average Grant Date Fair Value
Balance, May 31, 2014	1	$35.29
Granted	28	$40.73
Canceled	(1)	$39.52

Balance, May 31, 2015	28	$40.63

The total grant date fair value of restricted stock-based awards that vested in fiscal 2015 was $28 million. As of May 31, 2015, total unrecognized stock compensation expense related to non-vested restricted stock-based awards was $774 million and is expected to be recognized over the remaining weighted-average vesting period of 3.22 years.

In fiscal 2015, 3 million PSUs were granted which vest upon the attainment of certain performance metrics and service-based vesting. Based upon actual attainment relative to the “target” performance metric, certain participants have the ability to be issued up to 150% of the target number of PSUs originally granted, or to be issued no PSUs at all. As of May 31, 2015, no PSUs had vested and 3 million remained outstanding.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Stock-Based Compensation Expense and Valuation of Stock Awards

We estimated the fair values of our stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted average input assumptions used and resulting fair values of our stock options were as follows for fiscal 2015, 2014 and 2013:

	Year Ended May 31,
	2015	2014	2013
Expected life (in years)	5.1	4.9	5.0
Risk-free interest rate	1.7%	1.3%	0.7%
Volatility	23%	27%	31%
Dividend yield	1.2%	1.5%	0.8%
Weighted-average fair value per share	$9.62	$7.47	$7.99

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on U.S. Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by our Board of Directors and the volatility input is calculated based on the implied volatility of our publicly traded options.

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their intrinsic values as of the grant dates.

The fair values of our PSUs were also measured at their intrinsic values as of their respective grant dates. The vesting conditions and related terms of our PSUs were communicated to each participating employee as of their respective grant dates and included attainment metrics that were defined, fixed, and based upon consistent U.S. GAAP metrics or internal metrics that are defined, fixed and consistently determined, and that require the employee to render service. Therefore, these awards meet the performance-based award classification criteria as defined within ASC 718.

Stock-based compensation is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2015	2014	2013
Sales and marketing	$180	$165	$137
Cloud software as a service and platform as a service	10	8	10
Cloud infrastructure as a service	5	4	8
Software license updates and product support	21	22	20
Hardware systems products	6	5	3
Hardware systems support	6	6	5
Services	30	29	23
Research and development	522	385	352
General and administrative	148	171	164
Acquisition related and other	5	10	33

Total stock-based compensation	933	805	755
Estimated income tax benefit included in provision for income taxes	(294)	(260)	(243)

Total stock-based compensation, net of estimated income tax benefit	$639	$545	$512

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $1.7 billion, $2.0 billion and $1.4 billion for fiscal 2015, 2014 and 2013, respectively. The aggregate intrinsic value of options exercised and vesting of restricted stock-based awards was $1.3 billion, $1.5 billion and $1.3 billion for fiscal 2015, 2014 and 2013, respectively. In connection with these exercises and vesting of restricted stock-based awards, the tax benefits realized by us were $396 million, $480 million and $410 million for fiscal 2015, 2014 and 2013, respectively. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $244 million, $250 million and $241 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2015, 57 million shares were reserved for future issuances under the Purchase Plan. We issued 3 million shares under the Purchase Plan in each of fiscal 2015, fiscal 2014 and fiscal 2013.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $362 million, $357 million and $353 million for fiscal 2015, 2014 and 2013, respectively. The number of plan participants in our benefit plans has generally increased in recent years primarily as a result of additional eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the United States Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $144 million, $134 million and $129 million in fiscal 2015, 2014 and 2013, respectively.

We also offer non-qualified deferred compensation plans to certain key employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $408 million as of May 31, 2015 and were each approximately $367 million as of May 31, 2014 and were presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $69 million, $64 million and $81 million for fiscal 2015, 2014 and 2013, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2015 was $1.0 billion and $599 million, respectively, and as of May 31, 2014 was $853 million and $436 million, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

15.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2015	2014	2013
Domestic	$5,136	$5,397	$6,614
Foreign	7,698	8,307	7,284

Income before provision for income taxes	$12,834	$13,704	$13,898

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2015	2014	2013
Current provision:
Federal	$2,153	$1,613	$1,720
State	310	337	254
Foreign	981	1,047	1,116

Total current provision	$3,444	$2,997	$3,090

Deferred benefit:
Federal	$(408)	$(68)	$(179)
State	(46)	(100)	82
Foreign	(94)	(80)	(20)

Total deferred benefit	$(548)	$(248)	$(117)

Total provision for income taxes	$2,896	$2,749	$2,973

Effective income tax rate	22.6%	20.1%	21.4%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2015	2014	2013
Tax provision at statutory rate	$4,492	$4,796	$4,865
Foreign earnings at other than United States rates	(1,627)	(1,790)	(1,637)
State tax expense, net of federal benefit	176	154	299
Settlements and releases from judicial decisions and statute expirations, net	(85)	(168)	(144)
Domestic production activity deduction	(188)	(174)	(155)
Other, net	128	(69)	(255)

Total provision for income taxes	$2,896	$2,749	$2,973

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2015	2014
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Acquired intangible assets	(1,879)	(1,804)
Unremitted earnings	(646)	(510)
Other	(11)	—

Total deferred tax liabilities	$(2,666)	$(2,444)

Deferred tax assets:
Accruals and allowances	$421	$440
Employee compensation and benefits	1,123	1,062
Differences in timing of revenue recognition	335	210
Depreciation and amortization	155	243
Tax credit and net operating loss carryforwards	2,649	2,810
Other	—	96

Total deferred tax assets	$4,683	$4,861

Valuation allowance	$(1,024)	$(1,053)

Net deferred tax assets	$993	$1,364

Recorded as:
Current deferred tax assets	$663	$914
Non-current deferred tax assets	795	837
Current deferred tax liabilities (in other current liabilities)	(85)	(129)
Non-current deferred tax liabilities (in other non-current liabilities)	(380)	(258)

Net deferred tax assets	$993	$1,364

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2015, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $38.0 billion and $8.4 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2015, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $11.8 billion and $2.7 billion, respectively.

Our net deferred tax assets were $993 million and $1.4 billion as of May 31, 2015 and 2014, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

The valuation allowance was $1.0 billion and $1.1 billion at May 31, 2015 and 2014, respectively. Substantially all of the valuation allowances as of May 31, 2015 and 2014 relate to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2015, we had federal net operating loss carryforwards of approximately $958 million. These losses expire in various years between fiscal 2016 and fiscal 2034, and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $2.9 billion at May 31, 2015, which expire between fiscal 2016 and fiscal 2034, and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.6 billion at May 31, 2015, which are subject to limitations on their utilization. Approximately $1.4 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $216 million, expire between fiscal 2016 and fiscal 2035. We had tax credit carryforwards of approximately $904 million at May 31, 2015, which are subject to limitations on their utilization. Approximately $573 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $331 million, expire in various years between fiscal 2016 and fiscal 2034.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2015	2014	2013
Gross unrecognized tax benefits as of June 1	$3,838	$3,601	$3,276
Increases related to tax positions from prior fiscal years	119	94	279
Decreases related to tax positions from prior fiscal years	(17)	(116)	(125)
Increases related to tax positions taken during current fiscal year	316	307	312
Settlements with tax authorities	(30)	(2)	(71)
Lapses of statutes of limitation	(54)	(53)	(71)
Cumulative translation adjustments and other, net	(134)	7	1

Total gross unrecognized tax benefits as of May 31	$4,038	$3,838	$3,601

As of May 31, 2015, 2014 and 2013, $2.8 billion, $2.6 billion and $3.6 billion, respectively, of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $102 million, $24 million and $31 million during fiscal 2015, 2014 and 2013, respectively. Interest and penalties accrued as of May 31, 2015 and 2014 were $756 million and $693 million, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2013. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, transfer pricing, extraterritorial income exemptions, domestic production activity, foreign tax credits, and research and development credits taken. Other issues are related to years with expiring statutes of limitation. With all of these domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2015, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $426 million ($358 million net of offsetting tax benefits). Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2003 and we are no longer subject to audit for those periods.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2015, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $172 million ($86 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing. Other issues are related to years with expiring statutes of limitation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

We believe that we have adequately provided under U.S. GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any attendant financial statement effect thereof.

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

We have three businesses—software and cloud, hardware systems and services—which are further divided into certain operating segments. Our software and cloud business is comprised of three operating segments: (1) new software licenses and cloud software subscriptions, which includes our cloud SaaS and PaaS offerings, (2) cloud infrastructure as a service and (3) software license updates and product support. Our hardware systems business is comprised of two operating segments: (1) hardware systems products and (2) hardware systems support. All other operating segments are combined under our services business.

Our new software licenses and cloud software subscriptions line of business markets, sells and delivers our application and platform technologies, including our SaaS and PaaS offerings (our SaaS and PaaS offerings are collectively referred to as cloud software subscriptions), which provide customers a choice of software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support, and the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others.

The cloud infrastructure as a service line of business provides comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premises at customer facilities; deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; and certain of our Oracle Engineered Systems and related support offerings that are deployed in our customers’ data centers for a monthly fee.

The software license updates and product support line of business provides customers with rights to software product upgrades and maintenance releases, patches released, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware systems products line of business provides Oracle Engineered Systems, servers, storage, networking, industry specific hardware, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including cloud computing environments.

Our hardware systems support line of business provides customers with software updates for the software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Our services business is comprised of the remainder of our operating segments and offers consulting, advanced customer support services and education services. Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Advanced customer support provides support services, both on-premises and remote, to our customers to enable increased performance and higher availability of their products and services. Education services provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses and for the operating segments of our software and cloud and hardware systems businesses:

	Year Ended May 31,
(in millions)	2015	2014	2013
New software licenses and cloud software subscriptions:
Revenues(1)	$10,025	$10,542	$10,350
Cloud software as a service and platform as a service expenses	742	437	313
Sales and distribution expenses	5,812	5,666	5,227

Margin(2)	$3,471	$4,439	$4,810
Cloud infrastructure as a service:
Revenues	$608	$456	$457
Cloud infrastructure as a service expenses	329	304	296
Sales and distribution expenses	89	61	61

Margin(2)	$190	$91	$100
Software license updates and product support:
Revenues(1)	$18,858	$18,209	$17,156
Software license updates and product support expenses	1,130	1,111	1,120

Margin(2)	$17,728	$17,098	$16,036
Total software and cloud business:
Revenues(1)	$29,491	$29,207	$27,963
Expenses	8,102	7,579	7,017

Margin(2)	$21,389	$21,628	$20,946
Hardware systems products:
Revenues	$2,825	$2,976	$3,033
Hardware systems products expenses	1,465	1,516	1,498
Sales and distribution expenses	864	940	885

Margin(2)	$496	$520	$650
Hardware systems support:
Revenues(1)	$2,384	$2,407	$2,327
Hardware systems support expenses	783	802	857

Margin(2)	$1,601	$1,605	$1,470
Total hardware systems business:
Revenues(1)	$5,209	$5,383	$5,360
Expenses	3,112	3,258	3,240

Margin(2)	$2,097	$2,125	$2,120
Total services business:
Revenues(1)	$3,553	$3,716	$3,930
Services expenses	2,818	2,822	3,051

Margin(2)	$735	$894	$879
Totals:
Revenues(1)	$38,253	$38,306	$37,253
Expenses	14,032	13,659	13,308

Margin(2)	$24,221	$24,647	$23,945

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

(1)

New software licenses and cloud software subscriptions revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $12 million, $17 million and $45 million for fiscal 2015, 2014 and 2013, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations in the amounts of $11 million, $3 million and $14 million for fiscal 2015, 2014 and 2013, respectively. In addition, we did not recognize hardware systems support revenues related to hardware systems support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amounts of $4 million, $11 million and $14 million for fiscal 2015, 2014 and 2013, respectively. See Note 10 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues. Our new software license and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2015	2014	2013
Total revenues for operating segments	$38,253	$38,306	$37,253
Cloud software as a service and platform as a service revenues(1)	(12)	(17)	(45)
Software license updates and product support revenues(1)	(11)	(3)	(14)
Hardware systems support revenues(1)	(4)	(11)	(14)

Total revenues	$38,226	$38,275	$37,180

Total margin for operating segments	$24,221	$24,647	$23,945
Cloud software as a service and platform as a service revenues(1)	(12)	(17)	(45)
Software license updates and product support revenues(1)	(11)	(3)	(14)
Hardware systems support revenues(1)	(4)	(11)	(14)
Product development	(4,812)	(4,590)	(4,321)
Marketing and partner program expenses	(520)	(564)	(591)
Corporate, general and administrative and information technology expenses	(1,496)	(1,384)	(1,421)
Amortization of intangible assets	(2,149)	(2,300)	(2,385)
Acquisition related and other	(211)	(41)	604
Restructuring	(207)	(183)	(352)
Stock-based compensation	(928)	(795)	(722)
Interest expense	(1,143)	(914)	(797)
Non-operating income (expense), net	106	(141)	11

Income before provision for income taxes	$12,834	$13,704	$13,898

(1)

New software licenses and cloud software subscriptions revenues, software license updates and product support revenues and hardware systems support revenues for management reporting included revenues that would have otherwise been recorded by our acquired businesses as independent entities but were not recognized in the accompanying consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to footnote one to our business and operating segments summary results table above in this Note 16 for additional information.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2015, 2014 or 2013.

	As of and for the Year Ended May 31,
	2015		2014		2013
(in millions)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)	Revenues	Long Lived Assets(1)
United States	$17,325	$3,341	$16,809	$2,993	$16,003	$2,921
United Kingdom	2,388	309	2,309	236	2,165	203
Germany	1,466	33	1,483	35	1,308	44
Japan	1,433	338	1,558	414	1,770	428
Canada	1,286	58	1,190	31	1,232	34
France	1,044	33	1,148	28	1,054	17
Other countries	13,284	1,007	13,778	879	13,648	868

Total	$38,226	$5,119	$38,275	$4,616	$37,180	$4,515

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2015	2014	2013
Net income	$9,938	$10,955	$10,925

Weighted average common shares outstanding	4,404	4,528	4,769
Dilutive effect of employee stock plans	99	76	75

Dilutive weighted average common shares outstanding	4,503	4,604	4,844

Basic earnings per share	$2.26	$2.42	$2.29
Diluted earnings per share	$2.21	$2.38	$2.26
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	37	76	208

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2015

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

After lengthy judicial proceedings, including a jury verdict in Oracle’s favor, on August 2, 2012, Oracle and the SAP Defendants stipulated to a judgment of $306 million against the SAP Defendants. We recorded a $306 million receivable in our consolidated balance sheet and we recognized a corresponding benefit to our results of operations for the first quarter of fiscal 2013. After further proceedings, including an appeal, on November 14, 2014, final judgment was entered in Oracle’s favor in the amount of $356.7 million plus post-judgment interest of approximately $2.5 million. During the second quarter of fiscal 2015, Oracle received the total payment of approximately $359.2 million, of which $306 million was applied against the receivable recorded in the first quarter of fiscal 2013 and the excess of $53 million was recorded as a benefit to our results of operations. This action is now concluded.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginnning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2013	$323	$118	$(167)	$22	$296

May 31, 2014	$296	$122	$(120)	$8	$306

May 31, 2015	$306	$56	$(86)	$9	$285

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 25, 2015	By:	/S/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Date: June 25, 2015	By:	/S/ MARK V. HURD
Mark V. Hurd
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ SAFRA A. CATZ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 25, 2015

/S/ MARK V. HURD Mark V. Hurd	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2015

/S/ WILLIAM COREY WEST William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 25, 2015

/S/ LAWRENCE J. ELLISON Lawrence J. Ellison	Executive Chairman of the Board of Directors, Chief Technology Officer and Director	June 25, 2015

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Executive Vice Chairman of the Board of Directors	June 25, 2015

/S/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 25, 2015

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 25, 2015

/S/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 25, 2015

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 25, 2015

/S/ GEORGE H. CONRADES George H. Conrades	Director	June 25, 2015

/S/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 25, 2015

/S/ LEON E. PANETTA Leon E. Panetta	Director	June 25, 2015

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 25, 2015

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.1	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	000-51788	3.02	7/14/06	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Form of Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Form of New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 3.75% Note due 2014, 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.08	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.09	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

4.10	Forms of 1.20% Note due 2017 and 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Notes	8-K	000-51788	4.10	10/25/12	Oracle Corporation

4.11	Forms of 2.25% Note due 2021 and 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Notes	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.12	Forms of Floating Rate Note due 2019, 2.375% Note due 2019 and 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Notes	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.13	Forms of Floating Rate Note due 2017, Floating Rate Note due 2019, 2.25% Note due 2019, 2.80% Note due 2021, 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.14	Forms of 2.50% Notes due 2022, 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

10.01*	Oracle Corporation 1993 Deferred Compensation Plan, as amended and restated as of January 1, 2008	10-Q	000-51788	10.01	3/23/09	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on September 4, 2013	10-Q	001-35992	10.03	12/20/13	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 31, 2013	10-Q	001-35992	10.04	12/20/13	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	000-51788	10.05	12/23/11	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan						X

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08	Form of Commercial Paper Dealer Agreement relating to the $3,000,000,000 Commercial Paper Program	8-K	000-51788	10.2	2/9/06	Oracle Corporation

10.09	Issuing and Paying Agency Agreement between Oracle Corporation and JPMorgan Chase Bank, National Association dated as of April 23, 2013	8-K	000-51788	10.09	4/26/13	Oracle Corporation

10.10*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.11*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.12*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.13*	Sun Microsystems, Inc. 2007 Omnibus Incentive Plan	10-Q	000-15086	10.1	2/6/08	Sun Microsystems, Inc.

10.14	$3,000,000,000 5-Year Revolving Credit Agreement dated as of April 22, 2013 among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.14	4/26/13	Oracle Corporation

10.15*	Oracle Corporation Stock Unit Award Deferred Compensation Plan	10-Q	001-35992	10.15	9/23/14	Oracle Corporation

10.16*	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Section 16 Officers	10-Q	001-35992	10.16	9/23/14	Oracle Corporation

10.17*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan						X

12.01	Consolidated Ratio of Earnings to Fixed Charges						X

21.01	Subsidiaries of the Registrant						X

23.01	Consent of Independent Registered Public Accounting Firm						X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer						X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Herewith
		Form	File No.	Exhibit	Filing Date	Filed By

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer						X

32.01	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer						X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of May 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended May 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended May 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Equity for the years ended May 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended May 31, 2015, 2014 and 2013, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule II						X

*	Indicates management contract or compensatory plan or arrangement