Form 10-Q
period 2015-08-31
ORACLE CORP
filed 2015-09-18
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

The number of shares of registrant’s common stock outstanding as of September 11, 2015 was: 4,268,744,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation that we will continue to acquire companies, products, services and technologies;

•	our beliefs regarding how our acquisitions, investments and innovations will help us achieve our long-term strategic plans;

•	continued realization of gains or losses with respect to our foreign currency exposures;

•	our expectation that the total revenues of our cloud and on-premise software business generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and on-premise software business;

•	our intention that we will renew our software as a service and platform as a service contracts when they are eligible for renewal;

•	our international operations providing a significant portion of our total revenues and expenses;

•

our expectation that we will continue to make significant investments in research and development and related product opportunities, including those related to hardware products and services, and our belief that research and development efforts are essential to maintaining our competitive position;

•	the sufficiency of our sources of funding for acquisitions, dividends, stock repurchases and other matters;

•	our expectation that we will continue paying cash dividends on a quarterly basis and in amounts comparable to prior periods;

•

our belief that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and our belief that our net deferred tax assets will be realized in the foreseeable future;

•

our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2015 Oracle Restructuring Plan and the improved efficiencies in our operations that such plan will have;

•	the timing and amount of our stock repurchases;

•	our expectation that we will continue to depend on third party manufacturers to build certain hardware products and third party logistics providers to deliver our products;

•

our expectation that to the extent customers renew support contracts or cloud software as a service and platform as a service contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware revenues;

•	our expectations that our revenues will continue to follow a seasonal trend;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,”

“anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2016, which runs from June 1, 2015 to May 31, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2015 and May 31, 2015

(Unaudited)

(in millions, except per share data)	August 31, 2015	May 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,739	$21,716
Marketable securities	39,191	32,652
Trade receivables, net of allowances for doubtful accounts of $291 and $285 as of August 31, 2015 and May 31, 2015, respectively	3,475	5,618
Inventories	251	314
Deferred tax assets	671	663
Prepaid expenses and other current assets	1,795	2,220

Total current assets	62,122	63,183

Non-current assets:
Property, plant and equipment, net	3,896	3,686
Intangible assets, net	5,955	6,406
Goodwill, net	34,133	34,087
Deferred tax assets	789	795
Other assets	2,811	2,746

Total non-current assets	47,584	47,720

Total assets	$109,706	$110,903

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$2,000	$1,999
Accounts payable	422	806
Accrued compensation and related benefits	1,384	1,839
Deferred revenues	9,078	7,245
Other current liabilities	2,507	3,402

Total current liabilities	15,391	15,291

Non-current liabilities:
Notes payable, non-current	40,050	39,959
Income taxes payable	4,408	4,386
Other non-current liabilities	2,319	2,169

Total non-current liabilities	46,777	46,514

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,282 shares and 4,343 shares as of August 31, 2015 and May 31, 2015, respectively	23,272	23,156
Retained earnings	24,964	26,503
Accumulated other comprehensive loss	(1,139)	(996)

Total Oracle Corporation stockholders’ equity	47,097	48,663
Noncontrolling interests	441	435

Total equity	47,538	49,098

Total liabilities and equity	$109,706	$110,903

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2015	2014
Revenues:
Cloud software as a service and platform as a service	$451	$337
Cloud infrastructure as a service	160	138

Total cloud revenues	611	475
New software licenses	1,151	1,370
Software license updates and product support	4,696	4,731

Total on-premise software revenues	5,847	6,101

Total cloud and on-premise software revenues	6,458	6,576
Hardware products	570	578
Hardware support	558	587

Total hardware revenues	1,128	1,165
Total services revenues	862	855

Total revenues	8,448	8,596

Operating expenses:
Sales and marketing(1)	1,731	1,706
Cloud software as a service and platform as a service(1)	276	149
Cloud infrastructure as a service(1)	89	79
Software license updates and product support(1)	291	272
Hardware products(1)	303	298
Hardware support(1)	180	192
Services(1)	711	691
Research and development	1,390	1,329
General and administrative	257	276
Amortization of intangible assets	452	547
Acquisition related and other	31	25
Restructuring	83	69

Total operating expenses	5,794	5,633

Operating income	2,654	2,963
Interest expense	(374)	(261)
Non-operating income, net	30	16

Income before provision for income taxes	2,310	2,718
Provision for income taxes	563	534

Net income	$1,747	$2,184

Earnings per share:
Basic	$0.40	$0.49

Diluted	$0.40	$0.48

Weighted average common shares outstanding:
Basic	4,317	4,451

Diluted	4,412	4,548

Dividends declared per common share	$0.15	$0.12

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

	Three Months Ended August 31,
(in millions)	2015	2014
Net income	$1,747	$2,184
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(1)	(83)
Net unrealized gains on defined benefit plan	13	3
Net unrealized (losses) gains on marketable securities	(126)	16
Net unrealized (losses) gains on cash flow hedges	(29)	35

Total other comprehensive loss, net	(143)	(29)

Comprehensive income	$1,604	$2,155

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2015 and 2014

(Unaudited)

	Three Months Ended August 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$1,747	$2,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219	160
Amortization of intangible assets	452	547
Deferred income taxes	(30)	(68)
Stock-based compensation	253	215
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	102	96
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(25)	(51)
Other, net	45	46
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	2,150	2,506
Decrease in inventories	50	10
Decrease in prepaid expenses and other assets	379	275
Decrease in accounts payable and other liabilities	(1,353)	(1,088)
(Decrease) increase in income taxes payable	(204)	80
Increase in deferred revenues	2,071	1,816

Net cash provided by operating activities	5,856	6,728

Cash flows from investing activities:
Purchases of marketable securities and other investments	(11,669)	(10,340)
Proceeds from maturities and sales of marketable securities and other investments	4,644	3,878
Acquisitions, net of cash acquired	—	(37)
Capital expenditures	(446)	(201)

Net cash used for investing activities	(7,471)	(6,700)

Cash flows from financing activities:
Payments for repurchases of common stock	(2,846)	(2,000)
Proceeds from issuances of common stock	296	593
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(70)	(5)
Payments of dividends to stockholders	(650)	(537)
Proceeds from borrowings, net of issuance costs	—	9,945
Repayments of borrowings	—	(1,500)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	25	51
Distributions to noncontrolling interests	(25)	(27)

Net cash (used for) provided by financing activities	(3,270)	6,520

Effect of exchange rate changes on cash and cash equivalents	(92)	(138)

Net (decrease) increase in cash and cash equivalents	(4,977)	6,410
Cash and cash equivalents at beginning of period	21,716	17,769

Cash and cash equivalents at end of period	$16,739	$24,179

Non-cash investing and financing transactions:
Increase in unsettled repurchases of common stock	$185	$—
Decrease in unsettled investment purchases	$(342)	$(78)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2016. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

During the first quarter of fiscal 2016, we adopted Accounting Standards Update (ASU) No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, and ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, neither of which had an impact on our reported financial position or results of operations and cash flows. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 that have had a significant impact on our consolidated financial statements or notes thereto.

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

	Three Months Ended August 31,
(in millions)	2015	2014
Transitional and other employee related costs	$24	$9
Stock-based compensation	3	3
Professional fees and other, net	4	13

Total acquisition related and other expenses	$31	$25

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

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

	Three Months Ended August 31,
(in millions)	2015	2014
Interest income	$117	$89
Foreign currency losses, net	(25)	(41)
Noncontrolling interests in income	(30)	(46)
Other (loss) income, net	(32)	14

Total non-operating income, net	$30	$16

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended August 31, 2015 and 2014, $972 million and $724 million of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Cloud Computing Arrangements that Include a Software Element:    In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represents a change in accounting principle; or (ii) retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2015-05 on our consolidated financial statements.

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The original effective date of ASU 2014-09 would have required us to adopt the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

standard in our first quarter of fiscal 2018. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard either in our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the timing and the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2015 Acquisitions

Acquisition of MICROS Systems, Inc.

On June 22, 2014, we entered into an Agreement and Plan of Merger (Merger Agreement) with MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries. On July 3, 2014, pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the issued and outstanding shares of common stock of MICROS at a purchase price of $68.00 per share, net to the holder in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Merger Agreement. Between September 3, 2014 and September 8, 2014, pursuant to the terms of the tender offer, we accepted and paid for the substantial majority of outstanding shares of MICROS common stock. On September 8, 2014, we effectuated the merger of MICROS with and into a wholly-owned subsidiary of Oracle pursuant to the terms of the Merger Agreement and applicable Maryland law, and MICROS became an indirect, wholly-owned subsidiary of Oracle. Pursuant to the merger, shares of MICROS common stock that remained outstanding and were not acquired by us were converted into, and cancelled in exchange for, the right to receive $68.00 per share in cash. The unvested equity awards to acquire MICROS common stock that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We acquired MICROS to, among other things, expand our cloud and on-premise software, hardware and related services offerings for hotels, food and beverage industries, facilities, and retailers. We have included the financial results of MICROS in our consolidated financial statements from the date of acquisition.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

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

(in millions)
Cash and cash equivalents	$680
Trade receivables, net	182
Inventories	22
Goodwill	3,322
Intangible assets	2,030
Other assets	157
Accounts payable and other liabilities	(360)
Deferred tax liabilities, net	(609)
Deferred revenues	(177)

Total	$5,247

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

The initial purchase price calculation and related accounting for certain of our acquisitions completed during fiscal 2015 is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for certain of our acquisitions completed during fiscal 2015 were based upon preliminary calculations and valuations and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, MICROS, and certain other companies that we acquired since the beginning of fiscal 2015 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2015. The unaudited pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions, including our amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2015. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2015.

The unaudited pro forma financial information for the three months ended August 31, 2015 includes only the historical results of Oracle for the three months ended August 31, 2015 and is included below for comparative purposes only.

The unaudited pro forma financial information for the three months ended August 31, 2014 combined the historical results of Oracle for the three months ended August 31, 2014, the historical results of MICROS for the three months ended June 30, 2014 (due to differences in reporting periods), and the historical results of certain other companies that we acquired since the beginning of fiscal 2015 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended August 31,
(in millions, except per share data)	2015	2014
Total revenues	$8,448	$9,029
Net income	$1,747	$2,175
Basic earnings per share	$0.40	$0.49
Diluted earnings per share	$0.40	$0.48

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with the FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	August 31, 2015			May 31, 2015
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
U.S. Treasury securities	$615	$—	$615	$668	$—	$668
Commercial paper debt securities	—	10,170	10,170	—	9,203	9,203
Corporate debt securities and other	153	31,196	31,349	190	28,654	28,844
Derivative financial instruments	—	75	75	—	74	74

Total assets	$768	$41,441	$42,209	$858	$37,931	$38,789

Liabilities:
Derivative financial instruments	$—	$222	$222	$—	$244	$244

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of August 31, 2015 and May 31, 2015, approximately 35% and 28%, respectively, of our marketable securities investments mature within one year and 65% and 72%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $42.0 billion of senior notes that were outstanding as of August 31, 2015 and May 31, 2015, the estimated fair values of our borrowings using Level 2 inputs at August 31, 2015 and May 31, 2015 were $43.3 billion and $44.1 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	August 31, 2015	May 31, 2015
Raw materials	$113	$112
Work-in-process	47	38
Finished goods	91	164

Total	$251	$314

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2016 and the net book value of intangible assets as of August 31, 2015 and May 31, 2015 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(in millions)	May 31, 2015	Additions	August 31, 2015	May 31, 2015	Expense	August 31, 2015	May 31, 2015	August 31, 2015
Software support agreements and related relationships	$4,190	$—	$4,190	$(2,700)	$(103)	$(2,803)	$1,490	$1,387
Hardware support agreements and related relationships	1,012	—	1,012	(654)	(36)	(690)	358	322
Developed technology	4,602	1	4,603	(2,355)	(157)	(2,512)	2,247	2,091
Core technology	552	—	552	(411)	(24)	(435)	141	117
Customer relationships and contract backlog	2,197	—	2,197	(1,710)	(65)	(1,775)	487	422
SaaS, PaaS and IaaS agreements and related relationships and other	1,993	—	1,993	(508)	(53)	(561)	1,485	1,432
Trademarks	501	—	501	(303)	(14)	(317)	198	184

Total intangible assets, net	$15,047	$1	$15,048	$(8,641)	$(452)	$(9,093)	$6,406	$5,955

Total amortization expense related to our intangible assets was $452 million and $547 million for the three months ended August 31, 2015 and 2014, respectively. As of August 31, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2016	$1,173
Fiscal 2017	995
Fiscal 2018	848
Fiscal 2019	742
Fiscal 2020	598
Fiscal 2021	457
Thereafter	1,142

Total intangible assets, net	$5,955

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2015 were as follows:

(in millions)	Cloud Software and On-Premise Software	Software License Updates and Product Support	Hardware Support	Consulting	Other(2)	Total
Balances as of May 31, 2015	$15,217	$14,461	$2,370	$1,759	$280	$34,087
Goodwill adjustments, net(1)	12	28	4	—	2	46

Balances as of August 31, 2015	$15,229	$14,489	$2,374	$1,759	$282	$34,133

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

6.	RESTRUCTURING ACTIVITIES

Fiscal 2015 Oracle Restructuring Plan

During the second quarter of fiscal 2015, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisition of MICROS and certain other operational activities (2015 Restructuring Plan). The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $83 million of restructuring expenses in connection with the 2015 Restructuring Plan in the first quarter of fiscal 2016 and we expect to incur the majority of the estimated remaining $443 million through the end of fiscal 2016. Any changes to the estimates of executing the 2015 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2015(2)	Three Months Ended August 31, 2015				Accrued August 31, 2015(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Costs(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$11	$31	$(1)	$(21)	$—	$20	$57	$110
Software license updates and product support	5	13	—	(8)	1	11	20	209
Hardware business	6	16	—	(10)	1	13	36	65
Services business	9	10	(1)	(9)	—	9	30	101
General and administrative and other	5	15	—	(7)	—	13	40	141

Total Fiscal 2015 Oracle Restructuring Plan	$36	$85	$(2)	$(55)	$2	$66	$183	$626

Total other restructuring plans(6)	$84	$—	$—	$(9)	$—	$75

Total restructuring plans	$120	$85	$(2)	$(64)	$2	$141

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at August 31, 2015 and May 31, 2015 included $109 million and $86 million, respectively, recorded in other current liabilities, and $32 million and $34 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2015	May 31, 2015
Software license updates and product support	$7,287	$5,635
Hardware support and other	764	703
Services	380	379
Cloud SaaS, PaaS and IaaS	512	404
New software licenses	135	124

Deferred revenues, current	9,078	7,245
Deferred revenues, non-current (in other non-current liabilities)	525	393

Total deferred revenues	$9,603	$7,638

Deferred software license updates and product support revenues and deferred hardware support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred cloud software as a service (SaaS), platform as a service (PaaS) and infrastructure as a service (IaaS) revenues generally result from customer payments made in advance for our cloud-based offerings that are recognized over the corresponding contractual term. Deferred new software licenses revenues typically result from undelivered products or specified enhancements, customer specific acceptance provisions, customer payments made in advance for time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS, software license updates and product support, and hardware support obligations, among others, assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud SaaS and PaaS, software license updates and product support and hardware support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges—Interest Rate Swap Agreements

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $2.0 billion of 2.25% senior notes due October 2019 (2019 Notes) and our $1.5 billion of 2.80% senior notes due July 2021 (2021 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the 2019 Notes, 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

We have designated the aforementioned interest rate swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of certain of our fixed-rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable, non-current. The periodic interest settlements for the interest rate swap agreements for the 2019 Notes, 2021 Notes and the January 2019 Notes are recorded as interest expense and are included as a part of cash flows from operating activities.

We do not use any interest rate swap agreements for trading purposes.

Cash Flow Hedges—Cross-Currency Swap Agreements

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

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the three months ended August 31, 2015 or 2014. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the three months ended August 31, 2015 or 2014.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 for additional information regarding these contracts). As of August 31, 2015 and May 31, 2015, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.0 billion and $2.2 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $956 million and $1.2 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of August 31, 2015 and May 31, 2015. Included in our non-operating income, net were $97 million and $(31) million of net gains (losses) related to these forward contracts for the three months ended August 31, 2015 and 2014, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value
(in millions)	Balance Sheet Location	August 31, 2015	May 31, 2015
Interest rate swap agreements designated as fair value hedges	Other assets	$75	$74

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(222)	$(244)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(942)	$(981)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended August 31,			Three Months Ended August 31,
(in millions)	2015	2014		2015	2014
Cross-currency swap agreements designated as cash flow hedges	$22	$(17)	Non-operating income, net	$51	$(52)

Foreign currency borrowings designated as net investment hedge	$(31)	$32	Not applicable	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of (Loss) Gain on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended August 31,			Three Months Ended August 31,
(in millions)		2015	2014		2015	2014
Interest rate swap agreements designated as fair value hedges	Interest expense	$1	$(16)	Interest expense	$(1)	$16

9.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. Approximately $6.2 billion remained available for stock repurchases as of August 31, 2015, pursuant to our stock repurchase program. We repurchased 75.7 million shares for $3.0 billion during the three months ended August 31, 2015 (including 5.0 million shares for $185 million that were repurchased but not settled) and 48.8 million shares for $2.0 billion during the three months ended August 31, 2014 under the stock repurchase program.

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

Dividends on Common Stock

During the first quarter of fiscal 2016, our Board of Directors declared cash dividends of $0.15 per share of our outstanding common stock, which we paid during the same period.

In September 2015, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock. The dividend is payable on October 28, 2015 to stockholders of record as of the close of business on October 14, 2015. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first quarter of fiscal 2016, we issued 24 million stock options and 28 million restricted stock-based awards (consisting of 26 million service-based restricted stock units (RSUs) and 2 million performance-based restricted stock units (PSUs)). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions, with the PSUs also having performance-based vesting restrictions, that are of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Approximately

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

7 million of the 24 million stock options granted during the first quarter of fiscal 2016 were to our Chief Executive Officers and Chief Technology Officer and had contractual lives of 5 years in comparison to the 10 year contractual lives for the other stock options granted. Our 2016 stock-based award issuances were partially offset by forfeitures and cancellations of 4 million shares during the first quarter of fiscal 2016.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2015	2014
Sales and marketing	$51	$43
Cloud software as a service and platform as a service	4	2
Cloud infrastructure as a service	1	1
Software license updates and product support	6	5
Hardware products	2	1
Hardware support	1	1
Services	8	6
Research and development	148	108
General and administrative	29	45
Acquisition related and other	3	3

Total stock-based compensation	$253	$215

10.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, acquisition related settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 24.4% and 19.7% for the three months ended August 31, 2015 and 2014, respectively.

Our net deferred tax assets were $1.0 billion and $993 million as of August 31, 2015 and May 31, 2015, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

We believe that we have adequately provided under U.S. GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof. On

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its impact on Oracle and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

We have three businesses—cloud and on-premise software, hardware and services—which are further divided into certain operating segments. Our cloud and on-premise software business is comprised of three operating segments: (1) cloud software and on-premise software, which includes our cloud SaaS and PaaS offerings, (2) cloud infrastructure as a service and (3) software license updates and product support. Our hardware business is comprised of two operating segments: (1) hardware products and (2) hardware support. All other operating segments are combined under our services business.

Our cloud software and on-premise software line of business markets, sells and delivers our application and platform technologies, including our SaaS and PaaS offerings, which provide customers a choice of software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support, and the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others.

The cloud infrastructure as a service line of business provides comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities; deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; and certain of our Oracle Engineered Systems and related support offerings that are deployed in our customers’ data centers for a monthly fee.

The software license updates and product support line of business provides customers with rights to software product upgrades and maintenance releases, patches released, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware line of business provides Oracle Engineered Systems, servers, storage, networking, industry specific hardware, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including cloud computing environments.

Our hardware support line of business provides customers with software updates for the software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting, advanced customer support services and education services. Our consulting line of business primarily provides services to

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

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

The following table presents summary results for each of our three businesses and for the operating segments of our cloud and on-premise software and hardware businesses:

	Three Months Ended August 31,
(in millions)	2015	2014
Cloud software and on-premise software:
Revenues(1)	$1,603	$1,707
Cloud software as a service and platform as a service expenses	268	143
Sales and distribution expenses	1,286	1,279

Margin(2)	$49	$285
Cloud infrastructure as a service:
Revenues	$160	$138
Cloud infrastructure as a service expenses	85	76
Sales and distribution expenses	22	18

Margin(2)	$53	$44
Software license updates and product support:
Revenues(1)	$4,697	$4,731
Software license updates and product support expenses	271	257

Margin(2)	$4,426	$4,474
Total cloud and on-premise software business:
Revenues(1)	$6,460	$6,576
Expenses	1,932	1,773

Margin(2)	$4,528	$4,803
Hardware products:
Revenues	$570	$578
Hardware products expenses	301	297
Sales and distribution expenses	204	201

Margin(2)	$65	$80
Hardware support:
Revenues(1)	$559	$588
Hardware support expenses	172	184

Margin(2)	$387	$404
Total hardware business:
Revenues(1)	$1,129	$1,166
Expenses	677	682

Margin(2)	$452	$484
Total services business:
Revenues(1)	$862	$857
Services expenses	678	665

Margin(2)	$184	$192
Totals:
Revenues(1)	$8,451	$8,599
Expenses	3,287	3,120

Margin(2)	$5,164	$5,479

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

(1)

Cloud software and on-premise software revenues for management reporting included revenues related to cloud SaaS and PaaS contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amounts of $1 million and $2 million for the three months ended August 31, 2015 and 2014, respectively. Software license updates and product support revenues for management reporting included revenues related to software support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations in the amount of $1 million for the three months ended August 31, 2015. In addition, we did not recognize hardware support revenues related to hardware support contracts that would have otherwise been recorded by the acquired businesses as independent entities in the amount of $1 million for each of the three months ended August 31, 2015 and 2014, respectively. See Note 7 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues. Our new software license and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2015	2014
Total revenues for operating segments	$8,451	$8,599
Cloud software as a service and platform as a service revenues(1)	(1)	(2)
Software license updates and product support revenues(1)	(1)	—
Hardware support revenues(1)	(1)	(1)

Total revenues	$8,448	$8,596

Total margin for operating segments	$5,164	$5,479
Cloud software as a service and platform as a service revenues(1)	(1)	(2)
Software license updates and product support revenues(1)	(1)	—
Hardware support revenues(1)	(1)	(1)
Product development	(1,188)	(1,174)
Marketing and partner program expenses	(109)	(119)
Corporate, general and administrative and information technology expenses	(394)	(367)
Amortization of intangible assets	(452)	(547)
Acquisition related and other	(31)	(25)
Restructuring	(83)	(69)
Stock-based compensation	(250)	(212)
Interest expense	(374)	(261)
Non-operating income, net	30	16

Income before provision for income taxes	$2,310	$2,718

(1)

Cloud software as a service and platform as a service revenues, software license updates and product support revenues and hardware support revenues for management reporting included revenues that would have otherwise been recorded by our acquired businesses as independent entities but were not recognized in the accompanying condensed consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to footnote one to our business and operating segments summary results table above in this Note 11 for additional information.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

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

	Three Months Ended August 31,
(in millions, except per share data)	2015	2014
Net income	$1,747	$2,184

Weighted average common shares outstanding	4,317	4,451
Dilutive effect of employee stock plans	95	97

Dilutive weighted average common shares outstanding	4,412	4,548

Basic earnings per share	$0.40	$0.49
Diluted earnings per share	$0.40	$0.48
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	57	26

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

13.	LEGAL PROCEEDINGS

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers. Oracle has announced that it is appealing this decision. The issues of breach, HP’s performance, causation and damages, HP’s tort claims, and Oracle’s cross-claims will all be tried before a jury. As of April 8, 2013, the trial

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

was stayed pending Oracle’s appeal of the court’s denial of its anti-SLAPP motion. On August 27, 2015, the Court of Appeal affirmed the trial court’s denial of Oracle’s anti-SLAPP motion. The Court of Appeal’s decision becomes final on September 26, 2015, and absent any further appeal by Oracle, the matter will be remanded to the trial court for further proceedings and trial. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

State of Oregon Litigation

On August 22, 2014, the Attorney General for the State of Oregon, the State of Oregon, and the Oregon Health Insurance Exchange Corporation, doing business as Cover Oregon (“Cover Oregon”) filed a lawsuit in the Circuit Court of the State of Oregon for the County of Marion against Oracle, our then-President and Chief Financial Officer, three current and two former Oracle employees, and Mythics, Inc. The complaint alleges claims related to the work Oracle performed on Oregon’s healthcare exchange website and Oregon’s system for delivering health and human services to low-income residents. Thereafter, Cover Oregon was dissolved, and the Oregon Department of Consumer and Business Services continued to assert Cover Oregon’s claims. Also, one of the former Oracle employees was dismissed from the lawsuit. A First Amended Complaint was filed on August 10, 2015.

The complaint alleges claims against Oracle for fraud, violations of Oregon’s False Claims Act, breach of contract, and violations of the Oregon Civil Racketeer Influenced and Corrupt Organizations Act, and alleges a violation of Oregon’s False Claims Act against each of the individuals. The complaint seeks monetary damages, statutory penalties, attorneys’ fees and costs, and a permanent injunction prohibiting Oracle from marketing to or entering into a contract with any public corporation or agency of the State of Oregon. Specifically, the complaint alleges that Oracle committed fraud by making false statements about the capabilities and functionality of its products and about the amount of time and effort it would take Oracle’s consulting and managed cloud services operations to perform the requested work. It also alleges that Oracle breached the contracts by failing to provide what was required under the contracts and failing to perform the services in a professional manner consistent with industry standards. The complaint alleges that Oracle violated Oregon’s False Claims Act by making false statements in order to obtain payment of invoices and by presenting invoices for payment that were false. The claims for violation of Oregon’s Civil Racketeer Influenced and Corrupt Organizations Act allege that Oracle violated the statute by making false statements in writing about the capabilities of Oracle’s products and the functionality and readiness of the healthcare exchange website, and by using those false statements to obtain the signatures necessary to secure the contracts and enable payment.

The claims against the individuals allege that one former employee violated Oregon’s False Claims Act by making false statements that fraudulently induced the State of Oregon to enter into its contracts with Oracle, and that the other four employees violated the statute by making false statements in order to get invoices paid.

Oracle responded to the original complaint on December 2, 2014, and filed a response to the First Amended Complaint on August 20, 2015. Oracle denied all claims and allegations and filed counterclaims against the Department of Consumer and Business Services for breach of contract, quantum meruit (a claim requesting payment for the value of services provided), and breach of the implied covenant of good faith and fair dealing. The court granted the State of Oregon’s motion to dismiss Oracle’s claims for breach of contract and the breach of the implied covenant of good faith and fair dealing. Oracle will seek leave to amend its allegations to reassert both dismissed claims and to add a claim for promissory estoppel (a claim seeking to enforce promises that Oracle relied upon in providing services). Oracle seeks monetary damages to compensate it for the value of unpaid services and its attorneys’ fees and costs. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and will continue to vigorously defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2015

(Unaudited)

On August 8, 2014, Oracle filed a lawsuit in the U.S. District Court, District of Oregon in Portland against Cover Oregon. The complaint alleged claims for breach of contract and quantum meruit and sought monetary damages to compensate Oracle for the value of unpaid services. On September 8, 2014, Oracle filed a First Amended Complaint adding two State of Oregon agencies as defendants and adding causes of action for copyright infringement and breach of the implied covenant of good faith and fair dealing. On January 27, 2015, Oracle filed a Second Amended Complaint. Cover Oregon, now the Department of Consumer and Business Services, is a defendant as to all causes of action; the other state agencies are defendants to the cause of action for copyright infringement. In addition to monetary damages, Oracle seeks an injunction prohibiting infringement of its copyrights. All defendants have moved for judgment in their favor, claiming that the state entities cannot be sued in federal court.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses, key operating segments and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—application, platform and infrastructure—and are available to customers either via cloud computing or on-premise deployment models. Our offerings include database and middleware software, application software, cloud infrastructure software, hardware (Oracle Engineered Systems, servers, storage, networking and industry specific products), and related support and services. We offer to over 400,000 worldwide customers a choice of deployment models to best suit their needs including (1) the deployment of our products via our Oracle Cloud offerings, (2) the acquisition of Oracle products and services for an on-premise IT environment or (3) a mix of these two models.

For customers opting for a cloud computing model, Oracle offers a comprehensive and fully integrated stack of cloud applications and platform services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our Integrated Cloud offerings are designed to be: rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; connectable among differing deployment models to enable interchangeability and extendability between cloud and on-premise IT environments; and cost effective by requiring lower upfront customer investment. Our Oracle Cloud offerings integrate the software, hardware and services on the customer’s behalf in IT environments that we deploy, support and manage for the customer. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments. In addition to offering a broad spectrum of cloud products and services, we have for decades developed and sold our products and services to our customers worldwide for use in their global data centers and on-premise IT environments.

An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how all components within IT environments—application, platform and infrastructure—interact and function with one another. We focus our development efforts on improving the performance, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to take advantage of our research and development investments and deep IT expertise by purchasing and renewing Oracle support offerings, which may include product enhancements that we periodically deliver to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products, among others, or by renewing their SaaS, PaaS and IaaS contracts with us.

Oracle customers are increasingly electing to run their IT environments using our Integrated Cloud offerings. As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT resources are deployed and managed through the Oracle Cloud, while other of their IT resources are deployed and managed on-premise, and both sets of resources can be managed as one. We focus the engineering of our products and services to best connect these different deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness.

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

We have three businesses that deliver our application, platform and infrastructure technologies: cloud and on-premise software, hardware, and services. These businesses can be further divided into certain operating segments (Note 11 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our operating segments). Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. An overview of our three businesses and related operating segments follows.

Cloud and On-Premise Software Business

Our cloud and on-premise software business, which represented 77% of our total revenues on a trailing 4-quarter basis, is comprised of three operating segments: (1) cloud software and on-premise software, (2) cloud infrastructure as a service and (3) software license updates and product support. On a constant currency basis, we expect that our cloud and on-premise software business’ total revenues generally will continue to increase due to continued demand for our software products and cloud software subscription offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow and continue to make investments in research and development.

Cloud Software and On-Premise Software:    Our cloud software and on-premise software line of business markets, sells and delivers our application and platform technologies, including our SaaS and PaaS offerings, which provide customers a choice of software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support, and the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others. Our application and platform technologies are substantially built on standards-based architectures that are designed to help customers reduce the cost and complexity of their IT infrastructure. Our commitment to industry standards results in software that works in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. We focus the engineering of our products and services to best connect cloud and on-premise deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness. Our software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. These approaches are designed to support customer choice and reduce customer risk. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software products and services to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

Cloud software and on-premise software revenues represented 26% of our total revenues on a trailing 4-quarter basis. The growth in our SaaS and PaaS revenues and new software licenses revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the strategy for and competitive position of our software offerings, our acquisitions, our ability to deliver and renew our SaaS and PaaS contracts with our existing customers and foreign currency fluctuations. The substantial majority of our new software license transactions are characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues. Our SaaS and PaaS arrangements are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our cloud software and on-premise software segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short-term. However, as discussed further below under Supplemental Disclosure Related to Certain Charges, our cloud software and on-premise software segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud SaaS and PaaS obligations that we assumed in our business combinations and by the amortization of intangible assets associated with companies and technologies that we have acquired.

Cloud Infrastructure as a Service:    Our cloud infrastructure as a service offerings, which represented 2% of our total revenues on a trailing 4-quarter basis, provide comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities; deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage; and certain of our Oracle Engineered Systems and related support offerings that are deployed in our customers’ data centers for a monthly fee.

Software License Updates and Product Support:    Software license updates and product support revenues are generated through the sale of software support contracts relating to on-premise new software licenses purchased by our customers. Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration. Substantially all of our software license customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our software support contract customer base that renews its software support contracts, (2) the amount of new software support contracts sold in connection with the sale of new software licenses and (3) the amount of software support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented 49% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 90% and accounted for 82% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations and by amortization of intangible assets, both of which are discussed further below under Supplemental Disclosure Related to Certain Charges. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their software support contracts when eligible for renewal;

•

substantially all of our customers purchase software license updates and product support contracts when they buy new software licenses, resulting in a further increase in our software support contract base. Even if new software licenses revenues growth were flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year periods assuming contract renewal and cancellation rates and foreign currency rates remained relatively constant since substantially all new software licenses transactions result in the sale of software license updates and product support contracts, which add to our software support contract base; and

•	our acquisitions have increased our software support contract base, as well as the portfolio of products available to be licensed and supported.

Hardware Business

Our hardware business is comprised of two operating segments: (1) hardware products and (2) hardware support. Our hardware business represented 13% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and on-premise software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Products:    We provide a broad selection of hardware and related services, including Oracle Engineered Systems, servers, storage, networking, workstations and related devices, industry specific hardware, virtualization software, operating systems, and management software to support diverse IT environments, including cloud computing environments. We engineer our hardware systems with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures. Our hardware products support many of the world’s largest cloud infrastructures, including the Oracle Cloud.

Our hardware products are designed to be easier to deploy, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. We design our hardware products to seamlessly connect on-premise and cloud IT environments to further enable interoperability, interchangeability and extendability and to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers with a broad range of choices in how they deploy our hardware products, which we believe is a priority for our customers.

Oracle Engineered Systems are core to our hardware offerings and are important elements of our data center and cloud computing offerings including the Oracle Cloud. These pre-integrated products are designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles by providing a single solution for software patching. Oracle Engineered Systems are tested before they are shipped to customers and delivered ready-to-run, enabling customers to shorten deployment time to production.

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

The majority of our hardware products are sold through indirect channels, including independent distributors and value added resellers.

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers and storage systems. For all other manufacturing, we generally rely on third party manufacturing partners to produce our hardware-related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. We strive to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types and a “build-to-order” manufacturing process in which products generally are built only after customers have placed firm orders.

Our hardware products revenues, cost of hardware products and hardware operating margins that we report are affected by our strategy for and the competitive position of our hardware products, the strength of general economic and business conditions, governmental budgetary constraints, certain of our acquisitions and foreign currency rate fluctuations. In addition, our operating margins for our hardware products segment have been and will be affected by the amortization of intangible assets.

Our quarterly hardware products revenues are difficult to predict. The timing of customer orders and delays in our ability to timely manufacture or deliver a few large hardware transactions, among other factors, could substantially affect the amount of hardware products revenues, expenses and operating margins that we report.

Hardware Support:    Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Typically, our hardware support contract arrangements are priced as a percentage of the net hardware products fees, are invoiced to the customer at the beginning of the support period and are one year in duration. We continue to evolve hardware support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware support contracts sold in connection with the sales of our hardware products. Our hardware support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the mix of hardware products purchased, whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale, the percentage of our hardware support contract customer base that renews its support contracts and our acquisitions. Substantially all of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available.

Our hardware support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware support obligations assumed and by the amortization of intangible assets, both of which are discussed further below under Supplemental Disclosure Related to Certain Charges.

Services Business

Our services business, which represented 10% of our total revenues on a trailing 4-quarter basis, is comprised of the remainder of our operating segments. Our services business has lower margins than our cloud and on-premise software and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware products revenues. Our services business’ offerings include:

•

consulting services that are designed to help our customers and global system integrator partners more successfully architect and deploy our offerings, including IT strategy alignment, enterprise architecture planning and design, initial software implementation and integration, and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

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

Acquisitions

A selective and active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies including MICROS Systems, Inc. (MICROS) in the second quarter of fiscal 2015, among others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC), and we consider the various staff accounting bulletins and other applicable guidance issued by the United States Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

During the first quarter of fiscal 2016, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was impacted by our acquisitions, primarily our acquisition of MICROS in the second quarter of fiscal 2015.

In our discussion of changes in our results of operations from the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, we may qualitatively disclose the impact of our acquired products and services (for the one year period subsequent to the acquisition date) to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. The contributions of our acquisitions to certain of our operating segments’ revenues, margins and expenses for each of the respective period comparisons generally are not provided in our discussions, as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre-and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud SaaS and PaaS contracts and hardware support contracts, the amounts shown as cloud SaaS and PaaS deferred revenues, software license updates and product support deferred revenues, and hardware support deferred revenues in our supplemental disclosure related to certain charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. Our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses are generally affected by seasonal factors in a similar manner as our revenues (in particular, our cloud software and on-premise software segment) as certain expenses within our cost structure are relatively fixed in the short-term.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2015, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2015 and 2014, our financial statements would reflect reported revenues of $1.12 million in the first quarter of fiscal 2016 (using 1.12 as the month-end average exchange rate for the period) and $1.32 million in the first quarter of fiscal 2015 (using 1.32 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first quarter of fiscal 2016 and 2015 using the May 31, 2015 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Total Revenues by Geography:
Americas	$4,716	2%	6%	$4,620
EMEA(1)	2,456	-5%	8%	2,589
Asia Pacific(2)	1,276	-8%	5%	1,387

Total revenues	8,448	-2%	7%	8,596
Total Operating Expenses	5,794	3%	9%	5,633

Total Operating Margin	$2,654	-10%	2%	$2,963

Total Operating Margin %	31%			34%
% Revenues by Geography:
Americas	56%			54%
EMEA	29%			30%
Asia Pacific	15%			16%
Total Revenues by Business:
Cloud and on-premise software	$6,458	-2%	6%	$6,576
Hardware	1,128	-3%	6%	1,165
Services	862	1%	10%	855

Total revenues	$8,448	-2%	7%	$8,596

% Revenues by Business:
Cloud and on-premise software	77%			76%
Hardware	13%			14%
Services	10%			10%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Our results of operations for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 9 percentage points, total operating expenses by 6 percentage points and total operating margin by 12 percentage points.

Excluding the effects of unfavorable currency variations of 9 percentage points, our total revenues increased in the first quarter of fiscal 2016 due to revenue increases across all of our businesses. The constant currency growth in our cloud and on-premise software revenues was attributable to growth in our software license updates and product support revenues, growth in our SaaS, PaaS and IaaS revenues, and revenue contributions from our recent acquisitions. The constant currency growth in our hardware business was attributable to growth in our hardware products and hardware support revenues, which were primarily attributable to revenue contributions from our recent acquisitions. The constant currency growth in our services business was primarily attributable to our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 52%, EMEA contributed 36% and Asia Pacific contributed 12% to the growth in our total revenues during the first quarter of fiscal 2016.

Excluding the effects of favorable currency variations of 6 percentage points, our total operating expenses increased by 9 percentage points during the first quarter of fiscal 2016 due to expense increases across substantially all of our lines of business, the largest of which were due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, and increased cloud SaaS and PaaS expenses resulting from increased headcount and infrastructure expenses to support the increase in our cloud SaaS and PaaS revenues.

Excluding the effects of unfavorable foreign currency rate fluctuations of 12 percentage points, our operating margin and operating margin as a percentage of revenues decreased as our total revenues increased at a slower rate than our total operating expenses.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended August 31,
(in millions)	2015	2014
Cloud software as a service and platform as a service deferred revenues(1)	$1	$2
Software license updates and product support deferred revenues(1)	1	—
Hardware support deferred revenues(1)	1	1
Amortization of intangible assets(2)	452	547
Acquisition related and other(3)(5)	31	25
Restructuring(4)	83	69
Stock-based compensation(5)	250	212
Income tax effects(6)	(219)	(234)

	$600	$622

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS subscriptions, software support and hardware support obligations assumed. Due to our application of business combination accounting rules, we did not recognize the cloud SaaS and PaaS, software license updates and product support and hardware support revenue amounts as presented in the above table that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers that purchased these contractual obligations renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2016	$1,173
Fiscal 2017	995
Fiscal 2018	848
Fiscal 2019	742
Fiscal 2020	598
Fiscal 2021	457
Thereafter	1,142

Total intangible assets, net	$5,955

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first quarter of fiscal 2016 primarily related to employee severance in connection with our Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan). Restructuring expenses during the first quarter of fiscal 2015 primarily related to costs incurred pursuant to our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2015	2014
Sales and marketing	$51	$43
Cloud software as a service and platform as a service	4	2
Cloud infrastructure as a service	1	1
Software license updates and product support	6	5
Hardware products	2	1
Hardware support	1	1
Services	8	6
Research and development	148	108
General and administrative	29	45

Subtotal	250	212
Acquisition related and other	3	3

Total stock-based compensation	$253	$215

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the first quarter of fiscal 2016 and 2015 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 25.0% and 21.5%, respectively, instead of 24.4% and 19.7%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets.

Cloud and On-Premise Software Business

Our cloud and on-premise software business consists of our cloud software and on-premise software segment, our cloud infrastructure as a service segment and our software license updates and product support segment.

Cloud Software and On-Premise Software:    Our cloud software and on-premise software segment engages in the sale, marketing and delivery of our cloud software offerings, including our SaaS and PaaS, and the licensing of our software for on-premise IT environments. Our cloud SaaS and PaaS offerings grant customers access to a broad range of our application and platform software technologies on a subscription basis in a secure, standards-based, cloud computing environment that includes access, hosting, infrastructure management, the use of software updates, and support. New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products within on-premise IT environments. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Costs associated with our cloud software and on-premise software segment are included in sales and marketing expenses, cloud SaaS and PaaS expenses and amortization of intangible assets. These costs are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing our cloud SaaS and PaaS offerings and amortization of intangible assets.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Cloud Software and On-Premise Software:
Americas	$915	-5%	-1%	$960
EMEA	401	-6%	5%	424
Asia Pacific	286	-11%	1%	323

Total revenues	1,602	-6%	1%	1,707
Expenses:
Cloud software as a service and platform as a service(1)	272	85%	92%	147
Sales and marketing(1)	1,444	1%	9%	1,435
Stock-based compensation	52	20%	20%	43
Amortization of intangible assets(2)	222	-11%	-11%	250

Total expenses	1,990	6%	13%	1,875

Total Margin	$(388)	-131%	-135%	$(168)

Total Margin %	-24%			-10%
% Revenues by Geography:
Americas	57%			56%
EMEA	25%			25%
Asia Pacific	18%			19%
Revenues by Software Offerings:
Cloud software as a service and platform as a service	451	34%	38%	337
New software licenses	$1,151	-16%	-9%	$1,370

Total cloud software and on-premise software revenues	$1,602	-6%	1%	$1,707

% Revenues by Software Offerings:
Cloud software as a service and platform as a service	28%			20%
New software licenses	72%			80%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations of 7 percentage points, total revenues from our cloud software and on-premise software segment increased by 1 percentage point in the first quarter of fiscal 2016 due to growth in our cloud SaaS and PaaS revenues and contributions from our recent acquisitions. This increase was partially offset by constant currency decreases in our new software licenses revenues in the first quarter of fiscal 2016 primarily due to the strategic emphasis placed on selling, marketing and growing our cloud software offerings. In constant currency, revenues growth in the EMEA and Asia Pacific regions was offset by revenue declines in the Americas region.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 27% in the first quarter of fiscal 2016 and represented 20% of our new software licenses revenues in the first quarter of fiscal 2016 in comparison to 23% in the first quarter of fiscal 2015.

Excluding the effects of favorable currency rate fluctuations of 7 percentage points, total cloud software and on-premise software expenses increased in the first quarter of fiscal 2016 primarily due to higher employee related expenses from increased headcount and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effects of unfavorable currency rate fluctuations, our cloud software and on-premise software segment’s total margin and margin as a percentage of revenues decreased in the first quarter of fiscal 2016 due to the growth in our total expenses for this operating segment.

Cloud Infrastructure as a Service:    Our cloud infrastructure as a service segment provides comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities; virtual machine instance services that are subscription-based in which we deploy, secure, provision, manage and maintain certain of our hardware products for our customers to provide them with a set of cloud-based core infrastructure capabilities like elastic compute and storage services to run workloads in the cloud; and hardware and related support offerings for certain of our Oracle Engineered Systems that are deployed in our customers’ data centers for a monthly fee. Cloud IaaS expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. For all periods presented, our cloud IaaS segment’s revenues and expenses were substantially attributable to our comprehensive software and hardware management, maintenance and hosting services.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Cloud Infrastructure as a Service Revenues:
Americas	$115	16%	20%	$99
EMEA	35	14%	26%	31
Asia Pacific	10	16%	44%	8

Total revenues	160	16%	23%	138
Expenses:
Cloud infrastructure as a service(1)	88	12%	19%	78
Sales and marketing(1)	22	19%	19%	18
Stock-based compensation	1	2%	2%	1
Amortization of intangible assets(2)	1	*	*	—

Total expenses	112	15%	20%	97

Total Margin	$48	18%	28%	$41

Total Margin %	30%			29%
% Revenues by Geography:
Americas	72%			72%
EMEA	22%			22%
Asia Pacific	6%			6%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

On a constant currency basis, total cloud IaaS revenues increased in the first quarter of fiscal 2016 primarily due to growth in our comprehensive software and hardware management, maintenance and hosting services and due to revenue contributions from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 66%, EMEA contributed 24%, and Asia Pacific contributed 10% of our IaaS revenues growth.

On a constant currency basis, total cloud IaaS expenses increased during the first quarter of fiscal 2016 primarily due to increased employee related expenses associated with increased headcount.

Excluding the effects of unfavorable currency exchange variances, total margin and margin as a percentage of revenues increased during the first quarter of fiscal 2016 as total revenues increased at a faster rate than our total expenses for this operating segment.

Software License Updates and Product Support:    Software license updates and product support revenues are generated through the sale of software support contracts relating to on-premise new software licenses purchased by our customers. Our software license updates and product support offerings include software license updates, which grant customers rights to unspecified software product upgrades and maintenance releases and patches released during the support period, and product support including internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support line of business include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support contracts and customer relationships obtained from acquisitions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Software License Updates and Product Support Revenues:
Americas	$2,653	4%	8%	$2,555
EMEA	1,438	-6%	7%	1,537
Asia Pacific	605	-5%	9%	639

Total revenues	4,696	-1%	8%	4,731
Expenses:
Software license updates and product support(1)	285	7%	15%	267
Stock-based compensation	6	13%	13%	5
Amortization of intangible assets(2)	143	-25%	-25%	190

Total expenses	434	-6%	-2%	462

Total Margin	$4,262	0%	9%	$4,269

Total Margin %	91%			90%
% Revenues by Geography:
Americas	56%			54%
EMEA	31%			32%
Asia Pacific	13%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency variations of 9 percentage points, software license updates and product support revenues increased by 8% in the first quarter of fiscal 2016 as a result of new software licenses sold with substantially all of these customers electing to purchase software support contracts during the trailing 4-quarter period, the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 56%, EMEA contributed 29% and Asia Pacific contributed 15% to the increase in software license updates and product support revenues during the first quarter of fiscal 2016.

Excluding the effects of favorable foreign currency rate fluctuations of 4 percentage points, total software license updates and product support expenses decreased during the first quarter of fiscal 2016 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized. This expense decrease during the first quarter of fiscal 2016 was partially offset by higher constant currency employee related expenses associated with increased headcount, primarily due to our recent acquisitions, and a benefit related to statutory obligations in certain jurisdictions that we recorded during the first quarter of fiscal 2015 that reduced our expenses in that period.

Excluding the effects of unfavorable currency rate fluctuations of 9 percentage points, total margin and margin as a percentage of revenues for this segment increased during the first quarter of fiscal 2016 due to the growth in total revenues for this segment and the decrease of amortization of intangible assets.

Hardware Business

Our hardware business consists of our hardware products segment and hardware support segment.

Hardware Products:    Hardware products revenues are primarily generated from the sales of our Oracle Engineered Systems, computer server, storage, networking, workstations and related devices and industry specific hardware products. We market and sell our hardware products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware products include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Hardware Products Revenues:
Americas	$299	6%	12%	$282
EMEA	158	-1%	16%	160
Asia Pacific	113	-17%	-7%	136

Total revenues	570	-1%	9%	578
Expenses:
Hardware products(1)	301	2%	13%	297
Sales and marketing(1)	214	2%	13%	210
Stock-based compensation	5	43%	43%	3
Amortization of intangible assets(2)	47	-15%	-15%	56

Total expenses	567	0%	10%	566

Total Margin	$3	-84%	-56%	$12

Total Margin %	0%			2%
% Revenues by Geography:
Americas	52%			49%
EMEA	28%			28%
Asia Pacific	20%			23%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations of 10 percentage points, total hardware products revenues increased in the first quarter of fiscal 2016 due to incremental revenues from our recently acquired companies, primarily MICROS, offset by reductions in sales volumes of certain of our other hardware product offerings. On a constant currency basis, revenue increases in the Americas region and EMEA region were partially offset by declines in the Asia Pacific region.

Excluding the effects of favorable currency rate fluctuations of 10 percentage points, total hardware products expenses increased in the first quarter of fiscal 2016 primarily due to an increase in hardware products costs associated with increased hardware products revenues and an increase in employee related expenses due to increased headcount from our recent acquisitions, partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and margin as a percentage of revenues decreased in the first quarter of fiscal 2016 as our total expenses increased at a faster rate than our total revenues for this operating segment.

Hardware Support:    Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Expenses associated with our hardware support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets primarily associated with hardware support contracts and customer relationships obtained from our acquisitions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Hardware Support Revenues:
Americas	$291	-3%	0%	$301
EMEA	172	-4%	12%	178
Asia Pacific	95	-11%	1%	108

Total revenues	558	-5%	4%	587
Expenses:
Hardware support(1)	179	-6%	2%	191
Stock-based compensation	1	14%	14%	1
Amortization of intangible assets(2)	37	-23%	-23%	47

Total expenses	217	-10%	-3%	239

Total Margin	$341	-2%	9%	$348

Total Margin %	61%			59%
% Revenues by Geography:
Americas	52%			51%
EMEA	31%			31%
Asia Pacific	17%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations of 9 percentage points, hardware support revenues increased by 4 percentage points in the first quarter of fiscal 2016, due to incremental revenues from our recently acquired companies, primarily MICROS. The Americas region contributed 4%, EMEA contributed 91% and Asia Pacific contributed 5%, to our constant currency growth in hardware support revenues during the first quarter of fiscal 2016.

Excluding the effects of favorable currency rate fluctuations of 7 percentage points, total hardware support expenses decreased in the first quarter of fiscal 2016 primarily due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in the first quarter of fiscal 2016 as our total revenues grew and total operating expenses declined for this operating segment.

Services Business

Our services business consists of consulting, advanced customer support services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial software implementation and integration, and ongoing software enhancements and upgrades. Advanced customer support services are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle products and services. Education revenues are earned by providing instructor-led, live virtual training, self-paced online training, private events and custom training in the use of our software and hardware offerings. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Services Revenues:
Americas	$443	5%	10%	$423
EMEA	252	-3%	11%	259
Asia Pacific	167	-3%	10%	173

Total revenues	862	1%	10%	855
Expenses:
Services(1)	703	3%	12%	685
Stock-based compensation	8	32%	32%	6
Amortization of intangible assets(2)	2	-44%	-44%	4

Total expenses	713	3%	12%	695

Total Margin	$149	-6%	4%	$160

Total Margin %	17%			19%
% Revenues by Geography:
Americas	52%			50%
EMEA	29%			30%
Asia Pacific	19%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, our total services revenues and expenses increased during the first quarter of fiscal 2016 due to revenues and expenses growth in our consulting, managed cloud services and education segments, of which the majority of the growth was attributable to recently acquired companies.

In constant currency, total margin increased in the first quarter of fiscal 2016 due to our increase in revenues, while our total margin as a percentage of total revenues decreased during the first quarter of fiscal 2016 as our total expenses increased at a faster rate than our total revenues for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Research and development(1)	$1,242	2%	4%	$1,221
Stock-based compensation	148	37%	37%	108

Total expenses	$1,390	5%	7%	$1,329

% of Total Revenues	17%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2016 primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions, increased infrastructure expenses and increased stock-based compensation that was primarily due to expense classification changes related to executive employee position changes.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
General and administrative(1)	$228	-2%	4%	$231
Stock-based compensation	29	-34%	-34%	45

Total expenses	$257	-7%	-2%	$276

% of Total Revenues	3%			3%

(1)	Excluding stock-based compensation

Excluding the impacts of favorable currency variations of 5 percentage points, total general and administrative expenses decreased during the first quarter of fiscal 2016 primarily due to lower stock-based compensation expenses resulting from changes in expense classification as noted in the Research and Development Expenses discussion above and also due to lower variable compensation expenses. These decreases were partially offset by increased constant currency salaries expenses resulting from increased headcount.

Amortization of Intangible Assets:    Substantially all of our intangible assets are acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Software support agreements and related relationships	$103	-26%	-26%	$139
Hardware support agreements and related relationships	36	3%	3%	35
Developed technology	157	-7%	-7%	167
Core technology	24	-61%	-61%	61
Customer relationships and contract backlog	65	-10%	-10%	72
SaaS, PaaS and IaaS agreements and related relationships and other	53	10%	10%	48
Trademarks	14	-44%	-44%	25

Total amortization of intangible assets	$452	-17%	-17%	$547

Amortization of intangible assets decreased during the first quarter of fiscal 2016 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our acquisitions of MICROS in the second quarter of fiscal 2015, among others. Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report has additional information regarding our intangible assets and related amortization.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Transitional and other employee related costs	$24	191%	187%	$9
Stock-based compensation	3	2%	2%	3
Professional fees and other, net	4	-68%	-68%	13

Total acquisition related and other expenses	$31	28%	28%	$25

On a constant currency basis, the increase in acquisition related and other expenses during the first quarter of fiscal 2016 was due to an increase in certain transitional employee related costs, primarily related to our acquisition of MICROS.

Restructuring Expenses:    Restructuring expenses result from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Restructuring expenses	$83	20%	49%	69

Restructuring expenses in the first quarter of fiscal 2016 primarily related to our 2015 Restructuring Plan. Restructuring expenses in the first quarter of fiscal 2015 primarily related to our 2013 Restructuring Plan. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2015 Restructuring Plan were approximately $443 million as of August 31, 2015 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2016. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of May 31, 2015 (Note 9 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 contains additional information pertaining to our 2013 Restructuring Plan). Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Interest expense	$374	43%	43%	$261

Interest expense increased in the first quarter of fiscal 2016 primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in May 2015 and, to a lesser extent, our issuance of $10.0 billion of senior notes in July 2014. The increases in interest expense during the first quarter of fiscal 2016 were partially offset by reductions in interest expense resulting from the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Interest income	$117	32%	39%	$89
Foreign currency losses, net	(25)	-39%	-57%	(41)
Noncontrolling interests in income	(30)	-34%	-34%	(46)
Other (loss) income, net	(32)	331%	331%	14

Total non-operating income, net	$30	84%	202%	$16

On a constant currency basis, our non-operating income, net for the first quarter of fiscal 2016 increased due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances, lower net foreign currency losses and lower noncontrolling interests in income. These non-operating income increases were partially offset by certain other losses, net, including losses on our deferred compensation investments that we hold and classify as trading.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2015	Actual	Constant	2014
Provision for income taxes	$563	5%	22%	$534

Effective tax rate	24.4%			19.7%

Provision for income taxes in the first quarter of fiscal 2016 increased, relative to the provision for income taxes during the first quarter of fiscal 2015, due in substantial part to an unfavorable change in the jurisdictional mix of our earnings during the first quarter of fiscal 2016, and the effects of certain acquisition related settlements with tax authorities in the first quarter of fiscal 2015 that were not present in the current period. These effects are substantially offset by the effects of a lower net income before provision for income taxes during the first quarter of fiscal 2016.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2015	Change	May 31, 2015
Working capital	$46,731	-2%	$47,892
Cash, cash equivalents and marketable securities	$55,930	3%	$54,368

Working capital:    The decrease in working capital as of August 31, 2015 in comparison to May 31, 2015 was primarily due to cash used for repurchases of our common stock and cash used to pay dividends to our stockholders during the first quarter of fiscal 2016. These unfavorable working capital movements were partially offset by the favorable impacts to our net current assets resulting from our net income during the first quarter of fiscal 2016. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2015 in comparison to May 31, 2015 was due to cash flows generated from our operations and, to a lesser extent, cash inflows from stock option exercises, both of which occurred during the first quarter of fiscal 2016. These cash increases were partially offset by cash used for repurchases of our common stock and the payment of cash dividends to our stockholders, both of which occurred during the first quarter of fiscal 2016. Cash, cash equivalents and marketable securities included $44.8 billion held by our foreign subsidiaries as of August 31, 2015, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first quarter of fiscal 2016, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of August 31, 2015 relative to what we would have reported using constant currency rates from our May 31, 2015 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 37 days at August 31, 2015 compared with 47 days at May 31, 2015. The days sales outstanding calculation excludes the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first quarter of fiscal 2016 and seasonality resulting in a large volume of software license and software support balances outstanding as of May 31, 2015.

	Three Months Ended August 31,
(Dollars in millions)	2015	Change	2014
Net cash provided by operating activities	$5,856	-13%	$6,728
Net cash used for investing activities	$(7,471)	12%	$(6,700)
Net cash (used for) provided by financing activities	$(3,270)	150%	$6,520

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new software licenses, cloud SaaS and PaaS offerings, hardware products, hardware support arrangements, and services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes and leased facilities.

Net cash provided by operating activities decreased in the first quarter of fiscal 2016 in comparison to the first quarter of fiscal 2015 primarily due to the cash unfavorable effects of foreign currency exchange rate variances on net income of 12 percentage points during the first quarter of fiscal 2016 and due to certain cash unfavorable changes in working capital balances, primarily cash unfavorable movements associated with trade receivables, accounts payable and income taxes, relative to the corresponding changes for these items in the prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first quarter of fiscal 2016 primarily due to an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and an increase in capital expenditures to support our cloud offerings and research and development functions.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

We used net cash for financing activities of $3.3 billion during the first quarter of fiscal 2016 in comparison to net cash provided by financing activities of $6.5 billion during the first quarter of fiscal 2015. The change in financing activities cash flows during the first quarter of fiscal 2016 in comparison to the corresponding prior year period was primarily related to debt for which we received $8.5 billion of net cash proceeds during the first quarter of fiscal 2015 (in comparison to none during the first quarter of fiscal 2016) and due to an increase in stock repurchase activity during the first quarter of fiscal 2016 relative to the first quarter of fiscal 2015.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2015	Change	2014
Net cash provided by operating activities	$13,464	-12%	$15,357
Capital expenditures	(1,636)	161%	(628)

Free cash flow	$11,828	-20%	$14,729

Net income	$9,501		$10,948

Free cash flow as percent of net income	124%		135%

Long-Term Customer Financing:     We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $131 million and $156 million, respectively, or approximately 11% of our new software licenses revenues in each of the first quarters of fiscal 2016 and 2015, and $40 million and $26 million, respectively, or approximately 7% and 4%, respectively of our hardware products revenues in the first quarters of fiscal 2016 and 2015.

Contractual Obligations:    During the first quarter of fiscal 2016, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2012 has been a weighted average annualized rate of 1.9% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at August 31, 2015, which generally have a 10-year exercise period, 13.6% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2015, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 11.0%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2016. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 for a more complete discussion of the market risks we encounter.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    Based on our management’s evaluation (with the participation of our Principal Executive Officers, one of whom is our Principal Financial Officer), as of the end of the period covered by this Quarterly Report, our Principal Executive Officers have concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management (including our Principal Executive Officers) as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls:    Our management, including our Principal Executive Officers one of whom is our Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $6.2 billion remained available for stock repurchases as of August 31, 2015, pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2015 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2015—June 30, 2015	19.1	$42.55	19.1	$8,467.6
July 1, 2015—July 31, 2015	27.8	$39.92	27.8	$7,357.6
August 1, 2015—August 31, 2015	28.8	$38.46	28.8	$6,247.7

Total	75.7	$40.03	75.7

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

10.01*‡	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015

10.15*‡	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2015 and May 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith

†	Furnished herewith

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 18, 2015	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 18, 2015	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer