Form 10-Q
period 2015-11-30
ORACLE CORP
filed 2015-12-18
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

The number of shares of registrant’s common stock outstanding as of December 11, 2015 was: 4,201,220,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation that we will continue to acquire companies, products, services and technologies to further our corporate strategy;

•	our belief that our acquisitions should allow us to grow and continue to make investments in research and development;

•	continued realization of gains or losses with respect to our foreign currency exposures;

•	our expectation that the total revenues of our cloud and on-premise software business generally will continue to increase;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and on-premise software business;

•	our intention that we will renew our cloud software as a service (SaaS) and cloud platform as a service (PaaS) contracts when they are eligible for renewal;

•

our expectation that we will continue to place significant strategic emphasis on growing our cloud SaaS and PaaS revenues, which will affect the growth of our cloud SaaS and PaaS revenues and our new software license revenues;

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

•	the sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases and other matters;

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

•

our expectation that to the extent customers renew support contracts or cloud SaaS and cloud PaaS contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2015 and May 31, 2015

(Unaudited)

(in millions, except per share data)	November 30, 2015	May 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,411	$21,716
Marketable securities	34,924	32,652
Trade receivables, net of allowances for doubtful accounts of $301 and $285 as of November 30, 2015 and May 31, 2015, respectively	3,956	5,618
Inventories	238	314
Prepaid expenses and other current assets	2,089	2,220

Total current assets	58,618	62,520

Non-current assets:
Property, plant and equipment, net	3,855	3,686
Intangible assets, net	5,599	6,406
Goodwill, net	34,171	34,087
Deferred tax assets	1,341	1,458
Other assets	2,899	2,746

Total non-current assets	47,865	48,383

Total assets	$106,483	$110,903

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$2,000	$1,999
Accounts payable	415	806
Accrued compensation and related benefits	1,597	1,839
Deferred revenues	6,998	7,245
Other current liabilities	2,744	3,317

Total current liabilities	13,754	15,206

Non-current liabilities:
Notes payable, non-current	39,940	39,959
Income taxes payable	4,273	4,386
Other non-current liabilities	2,184	2,254

Total non-current liabilities	46,397	46,599

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,208 shares and 4,343 shares as of November 30, 2015 and May 31, 2015, respectively	23,426	23,156
Retained earnings	23,737	26,503
Accumulated other comprehensive loss	(1,239)	(996)

Total Oracle Corporation stockholders’ equity	45,924	48,663
Noncontrolling interests	408	435

Total equity	46,332	49,098

Total liabilities and equity	$106,483	$110,903

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2015 and 2014

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenues:
Cloud software as a service and platform as a service	$484	$361	$934	$698
Cloud infrastructure as a service	165	155	325	293

Total cloud revenues	649	516	1,259	991

New software licenses	1,677	2,045	2,829	3,415
Software license updates and product support	4,683	4,768	9,379	9,499

Total on-premise software revenues	6,360	6,813	12,208	12,914

Total cloud and on-premise software revenues	7,009	7,329	13,467	13,905

Hardware products	573	717	1,142	1,295
Hardware support	550	617	1,108	1,204

Total hardware revenues	1,123	1,334	2,250	2,499
Total services revenues	861	935	1,724	1,790

Total revenues	8,993	9,598	17,441	18,194

Operating expenses:
Sales and marketing(1)	1,945	1,897	3,675	3,603
Cloud software as a service and platform as a service(1)	280	165	555	314
Cloud infrastructure as a service(1)	91	87	180	166
Software license updates and product support(1)	293	296	584	568
Hardware products(1)	325	369	628	667
Hardware support(1)	174	218	355	410
Services(1)	690	764	1,401	1,455
Research and development	1,444	1,389	2,834	2,718
General and administrative	285	272	542	547
Amortization of intangible assets	423	568	875	1,116
Acquisition related and other	(7)	(20)	25	4
Restructuring	95	51	178	120

Total operating expenses	6,038	6,056	11,832	11,688

Operating income	2,955	3,542	5,609	6,506
Interest expense	(371)	(282)	(745)	(544)
Non-operating income, net	84	9	114	25

Income before provision for income taxes	2,668	3,269	4,978	5,987
Provision for income taxes	471	767	1,033	1,302

Net income	$2,197	$2,502	$3,945	$4,685

Earnings per share:
Basic	$0.52	$0.57	$0.92	$1.06

Diluted	$0.51	$0.56	$0.90	$1.04

Weighted average common shares outstanding:
Basic	4,239	4,417	4,278	4,434

Diluted	4,316	4,505	4,364	4,527

Dividends declared per common share	$0.15	$0.12	$0.30	$0.24

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2015 and 2014

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014
Net income	$2,197	$2,502	$3,945	$4,685
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(132)	(283)	(133)	(367)
Net unrealized gains on defined benefit plans	7	3	20	6
Net unrealized gains (losses) on marketable securities	10	5	(116)	21
Net unrealized gains (losses) on cash flow hedges	15	—	(14)	36

Total other comprehensive loss, net	(100)	(275)	(243)	(304)

Comprehensive income	$2,097	$2,227	$3,702	$4,381

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2015 and 2014

(Unaudited)

	Six Months Ended November 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$3,945	$4,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	429	324
Amortization of intangible assets	875	1,116
Deferred income taxes	(83)	(321)
Stock-based compensation	507	455
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	147	136
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(40)	(74)
Other, net	77	103
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,614	1,813
Decrease in inventories	61	14
Decrease in prepaid expenses and other assets	139	439
Decrease in accounts payable and other liabilities	(960)	(861)
(Decrease) increase in income taxes payable	(367)	191
Increase (decrease) in deferred revenues	13	(230)

Net cash provided by operating activities	6,357	7,790

Cash flows from investing activities:
Purchases of marketable securities and other investments	(17,638)	(17,514)
Proceeds from maturities and sales of marketable securities and other investments	15,088	10,153
Acquisitions, net of cash acquired	(147)	(5,122)
Capital expenditures	(641)	(426)

Net cash used for investing activities	(3,338)	(12,909)

Cash flows from financing activities:
Payments for repurchases of common stock	(6,258)	(4,087)
Proceeds from issuances of common stock	640	907
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(77)	(7)
Payments of dividends to stockholders	(1,286)	(1,070)
Proceeds from borrowings, net of issuance costs	—	9,945
Repayments of borrowings	—	(1,500)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	40	74
Distributions to noncontrolling interests	(85)	(196)

Net cash (used for) provided by financing activities	(7,026)	4,066

Effect of exchange rate changes on cash and cash equivalents	(298)	(563)

Net decrease in cash and cash equivalents	(4,305)	(1,616)
Cash and cash equivalents at beginning of period	21,716	17,769

Cash and cash equivalents at end of period	$17,411	$16,153

Non-cash investing and financing transactions:
Fair value of stock options assumed in connection with acquisitions	$—	$6
Increase in unsettled repurchases of common stock	$23	$1
(Decrease) increase in unsettled investment purchases	$(142)	$222

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

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

During the first half of fiscal 2016, we adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Upon adoption of ASU 2015-17, current deferred tax assets of $663 million and current deferred tax liabilities of $85 million in our May 31, 2015 consolidated balance sheet were reclassified as non-current.

In addition, during the first half of fiscal 2016, we also adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, and ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, none of which had an impact on our reported financial position or results of operations and cash flows. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 that have had a significant impact on our consolidated financial statements or notes thereto.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014
Transitional and other employee related costs	$8	$23	$33	$32
Stock-based compensation	—	1	3	4
Professional fees and other, net	4	(44)	9	(32)
Business combination adjustments, net	(19)	—	(20)	—

Total acquisition related and other expenses	$(7)	$(20)	$25	$4

Included in acquisition related and other expenses in the fiscal 2016 periods presented is an acquisition related benefit of $19 million. Included in acquisition related and other expenses in the fiscal 2015 periods presented is a $53 million benefit related to certain litigation.

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014
Interest income	$123	$79	$240	$168
Foreign currency losses, net	(28)	(32)	(53)	(73)
Noncontrolling interests in income	(29)	(37)	(59)	(83)
Other income (loss), net	18	(1)	(14)	13

Total non-operating income, net	$84	$9	$114	$25

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $228 million and $1.2 billion for the three and six months ended November 30, 2015, respectively, and $197 million and $921 million for the three and six months ended November 30, 2014, respectively.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

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

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. The original effective date of ASU 2014-09 would have required us to adopt the standard in our first quarter of fiscal 2018. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date by one year while providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard either in our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are currently evaluating the timing and the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

2.	ACQUISITIONS

Fiscal 2016 Acquisitions

During the first half of fiscal 2016, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We also have entered into certain non-material agreements to acquire certain companies and expect these proposed acquisitions to close during the third quarter of fiscal 2016.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

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

Pursuant to our business combinations accounting policy, we estimated the fair values of net tangible and intangible assets acquired and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The following table summarizes the estimated fair values of net assets acquired from MICROS:

(in millions)
Cash and cash equivalents	$683
Trade receivables, net	181
Inventories	28
Goodwill	3,242
Intangible assets	2,030
Other assets	155
Accounts payable and other liabilities	(359)
Deferred tax liabilities, net	(536)
Deferred revenues	(177)

Total	$5,247

We do not expect the goodwill recognized as a part of the MICROS acquisition to be deductible for income tax purposes.

Other Fiscal 2015 Acquisitions

During fiscal 2015, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $1.7 billion, which consisted of approximately $1.7 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. We have preliminarily recorded $3 million of net tangible assets and $388 million of identifiable intangible assets, based on their estimated fair values, and $1.3 billion of residual goodwill.

The initial purchase price calculation and related accounting for certain of our acquisitions completed during fiscal 2015 is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed for certain of our acquisitions completed during fiscal 2015 were based upon preliminary calculations and valuations, and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters and income and non-income based taxes.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, MICROS, and certain other companies that we acquired since the beginning of fiscal 2015 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2015. The unaudited pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2015. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2015.

The unaudited pro forma financial information for the three and six months ended November 30, 2015 combined the historical results of Oracle for the three and six months ended November 30, 2015 and the historical results of certain other companies that we acquired since the beginning of fiscal 2016 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2014 combined the historical results of Oracle for the three and six months ended November 30, 2014, the historical results of MICROS for the three and six months ended June 30, 2014 (adjusted due to differences in reporting periods and considering the date we acquired MICROS), and the historical results of certain other companies that we acquired since the beginning of fiscal 2015 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2015	2014	2015	2014
Total revenues	$8,994	$9,652	$17,453	$18,665
Net income	$2,197	$2,488	$3,941	$4,673
Basic earnings per share	$0.52	$0.56	$0.92	$1.05
Diluted earnings per share	$0.51	$0.55	$0.90	$1.03

3.	FAIR VALUE MEASUREMENTS

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

November 30, 2015

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	November 30, 2015			May 31, 2015
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
U.S. Treasury securities	$255	$—	$255	$668	$—	$668
Commercial paper debt securities	—	6,351	6,351	—	9,203	9,203
Corporate debt securities and other	170	33,259	33,429	190	28,654	28,844
Derivative financial instruments	—	88	88	—	74	74

Total assets	$425	$39,698	$40,123	$858	$37,931	$38,789

Liabilities:
Derivative financial instruments	$—	$289	$289	$—	$244	$244

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of November 30, 2015 and May 31, 2015, approximately 22% and 28%, respectively, of our marketable securities investments mature within one year and 78% and 72%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $41.9 billion and $42.0 billion of senior notes that were outstanding as of November 30, 2015 and May 31, 2015, respectively, the estimated fair values of our borrowings using Level 2 inputs at November 30, 2015 and May 31, 2015 were $43.5 billion and $44.1 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	November 30, 2015	May 31, 2015
Raw materials	$108	$112
Work-in-process	36	38
Finished goods	94	164

Total	$238	$314

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2016 and the net book value of intangible assets as of November 30, 2015 and May 31, 2015 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2015	Additions	November 30, 2015	May 31, 2015	Expense	November 30, 2015	May 31, 2015	November 30, 2015
Software support agreements and related relationships	$4,190	$—	$4,190	$(2,700)	$(204)	$(2,904)	$1,490	$1,286	N.A
Hardware support agreements and related relationships	1,012	—	1,012	(654)	(72)	(726)	358	286	N.A
Developed technology	4,602	35	4,637	(2,355)	(293)	(2,648)	2,247	1,989	6 years
Core technology	552	—	552	(411)	(47)	(458)	141	94	N.A
Customer relationships and contract backlog	2,197	2	2,199	(1,710)	(123)	(1,833)	487	366	2 years
SaaS, PaaS and IaaS agreements and related relationships and other	1,993	28	2,021	(508)	(107)	(615)	1,485	1,406	10 years
Trademarks	501	3	504	(303)	(29)	(332)	198	172	5 years

Total intangible assets, net	$15,047	$68	$15,115	$(8,641)	$(875)	$(9,516)	$6,406	$5,599	7 years

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2016.

Total amortization expense related to our intangible assets was $423 million and $875 million for the three and six months ended November 30, 2015, respectively, and $568 million and $1.1 billion for the three and six months ended November 30, 2014, respectively. As of November 30, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2016	$757
Fiscal 2017	1,005
Fiscal 2018	858
Fiscal 2019	751
Fiscal 2020	608
Fiscal 2021	466
Thereafter	1,154

Total intangible assets, net	$5,599

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2015 were as follows:

(in millions)	Cloud Software and On-Premise Software	Software License Updates and Product Support	Hardware Support	Consulting	Other(2)	Total
Balances as of May 31, 2015	$15,217	$14,461	$2,370	$1,759	$280	$34,087
Goodwill from acquisitions	108	—	—	—	—	108
Goodwill adjustments, net(1)	3	(22)	(3)	—	(2)	(24)

Balances as of November 30, 2015	$15,328	$14,439	$2,367	$1,759	$278	$34,171

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

(2)	Represents goodwill allocated to our other operating segments.

6.	RESTRUCTURING ACTIVITIES

Fiscal 2015 Oracle Restructuring Plan

During the second quarter of fiscal 2015, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisition of MICROS and certain other operational activities (2015 Restructuring Plan). The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $187 million of restructuring expenses in connection with the 2015 Restructuring Plan in the first half of fiscal 2016 and we expect to incur the majority of the estimated remaining $339 million through the end of fiscal 2016. Any changes to the estimates of executing the 2015 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2015(2)	Six Months Ended November 30, 2015				Accrued November 30, 2015(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$11	$49	$(3)	$(36)	$2	$23	$73	$110
Software license updates and product support	5	42	2	(27)	—	22	51	209
Hardware business	6	35	(5)	(19)	(1)	16	50	65
Services business	9	20	(2)	(16)	—	11	39	101
General and administrative and other	5	47	2	(29)	(2)	23	74	141

Total Fiscal 2015 Oracle Restructuring Plan	$36	$193	$(6)	$(127)	$(1)	$95	$287	$626

Total other restructuring plans(6)	$84	$—	$(9)	$(17)	$(8)	$50

Total restructuring plans	$120	$193	$(15)	$(144)	$(9)	$145

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at November 30, 2015 and May 31, 2015 included $117 million and $86 million, respectively, recorded in other current liabilities, and $28 million and $34 million, respectively, recorded in other non-current liabilities.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the table above included condensed information for other Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the period presented but for which the current impact to our condensed consolidated statements of operations was not significant.

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2015	May 31, 2015
Software license updates and product support	$5,382	$5,635
Hardware support and other	628	703
Services	339	379
Cloud SaaS, PaaS and IaaS	562	404
New software licenses	87	124

Deferred revenues, current	6,998	7,245
Deferred revenues, non-current (in other non-current liabilities)	463	393

Total deferred revenues	$7,461	$7,638

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

November 30, 2015

(Unaudited)

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

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the six months ended November 30, 2015 or 2014. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro denominated 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the six months ended November 30, 2015 or 2014.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 for additional information regarding these contracts). As of November 30, 2015 and May 31, 2015, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.4 billion and $2.2 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.1 billion and $1.2 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of November 30, 2015 and May 31, 2015. Included in our non-operating income, net were $27 million of net losses and $70 million of net gains related to these forward contracts for the three and six months ended November 30, 2015, respectively, and $66 million and $35 million of net gains for the three and six months ended November 30, 2014, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value
(in millions)	Balance Sheet Location	November 30, 2015	May 31, 2015
Interest rate swap agreements designated as fair value hedges	Other assets	$88	$74

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(289)	$(244)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(912)	$(981)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of (Loss) Gain Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of Loss Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014		2015	2014	2015	2014
Cross-currency swap agreements designated as cash flow hedges	$(67)	$(96)	$(45)	$(113)	Non-operating income, net	$(82)	$(96)	$(31)	$(149)

Foreign currency borrowings designated as net investment hedge	$49	$57	$18	$89	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain Recognized in Income on Derivative					Location and Amount of Loss on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)		2015	2014	2015	2014		2015	2014	2015	2014
Interest rate swap agreements designated as fair value hedges	Interest expense	$13	$38	$14	$22	Interest expense	$(13)	$(38)	$(14)	$(22)

9.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. Approximately $3.0 billion remained available for stock repurchases as of November 30, 2015, pursuant to our stock repurchase program. We repurchased 162.1 million shares for $6.2 billion during the six months ended November 30, 2015 (including 3.0 million shares for $118 million that were repurchased but not settled) and 101.6 million shares for $4.1 billion during the six months ended November 30, 2014 under the stock repurchase program.

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

Dividends on Common Stock

During the six months ended November 30, 2015, our Board of Directors declared cash dividends of $0.30 per share of our outstanding common stock, which we paid during the same period.

In December 2015, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock. The dividend is payable on January 27, 2016 to stockholders of record as of the close of business on January 6, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first half of fiscal 2016, we issued 24 million stock options and 29 million restricted stock-based awards (consisting of 27 million service-based restricted stock units (RSUs) and 2 million performance-based restricted stock units (PSUs)). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions, with the PSUs also having performance-based vesting restrictions, that are of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Approximately 7 million of the 24 million stock options granted during the first half of fiscal 2016

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

were to our Chief Executive Officers and Chief Technology Officer and had contractual lives of 5 years versus the 10 year contractual lives for the other stock options granted. Our 2016 stock-based award issuances were partially offset by forfeitures and cancellations of 8 million shares during the first half of fiscal 2016.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014
Sales and marketing	$55	$43	$107	$86
Cloud software as a service and platform as a service	4	3	8	5
Cloud infrastructure as a service	1	1	2	2
Software license updates and product support	6	4	12	9
Hardware products	2	1	3	3
Hardware support	1	2	3	3
Services	7	9	14	14
Research and development	151	134	298	242
General and administrative	27	43	57	87
Acquisition related and other	—	1	3	4

Total stock-based compensation	$254	$241	$507	$455

10.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 17.6% and 20.8% for the three and six months ended November 30, 2015, respectively, and 23.5% and 21.7% for the three and six months ended November 30, 2014, respectively.

Our net deferred tax assets were $1.1 billion and $993 million as of November 30, 2015 and May 31, 2015, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2013. Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2006 and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

We believe that we have adequately provided under U.S. GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof. On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its impact on Oracle and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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

The software license updates and product support line of business generates revenues through the sale of software support contracts relating to on-premise new software licenses purchased by our customers. The software license updates and product support line of business provides our on-premise software customers with rights to software product upgrades and maintenance releases, patches released, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

Our services business is comprised of the remainder of our operating segments and offers consulting, advanced customer support services and education services. Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Advanced customer support provides support services, both on-premise and remote, to our customers to enable increased performance and higher availability of their products and services and also includes certain other services. Education services provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our software and hardware products and to create opportunities to grow our product revenues.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses and for the operating segments of our cloud and on-premise software and hardware businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014
Cloud software and on-premise software:
Revenues(1)	$2,163	$2,407	$3,765	$4,114
Cloud software as a service and platform as a service expenses	270	158	537	299
Sales and distribution expenses	1,470	1,433	2,756	2,717

Margin(2)	$423	$816	$472	$1,098
Cloud infrastructure as a service:
Revenues	$165	$155	$325	$293
Cloud infrastructure as a service expenses	88	83	172	158
Sales and distribution expenses	15	21	37	40

Margin(2)	$62	$51	$116	$95
Software license updates and product support:
Revenues(1)	$4,683	$4,773	$9,380	$9,505
Software license updates and product support expenses	275	280	546	538

Margin(2)	$4,408	$4,493	$8,834	$8,967
Total cloud and on-premise software business:
Revenues(1)	$7,011	$7,335	$13,470	$13,912
Expenses	2,118	1,975	4,048	3,752

Margin(2)	$4,893	$5,360	$9,422	$10,160
Hardware products:
Revenues	$573	$717	$1,142	$1,295
Hardware products expenses	323	368	625	664
Sales and distribution expenses	216	221	418	420

Margin(2)	$34	$128	$99	$211
Hardware support:
Revenues(1)	$550	$619	$1,109	$1,206
Hardware support expenses	167	210	339	393

Margin(2)	$383	$409	$770	$813
Total hardware business:
Revenues(1)	$1,123	$1,336	$2,251	$2,501
Expenses	706	799	1,382	1,477

Margin(2)	$417	$537	$869	$1,024
Total services business:
Revenues(1)	$862	$937	$1,726	$1,794
Services expenses	665	737	1,346	1,403

Margin(2)	$197	$200	$380	$391
Totals:
Revenues(1)	$8,996	$9,608	$17,447	$18,207
Expenses	3,489	3,511	6,776	6,632

Margin(2)	$5,507	$6,097	$10,671	$11,575

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

(1)

Cloud software and on-premise software, software license updates and product support and hardware support revenues for management reporting included revenues related to cloud SaaS and PaaS, software support and hardware support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented. See Note 7 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations. Our cloud software and on-premise software and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014
Total revenues for operating segments	$8,996	$9,608	$17,447	$18,207
Cloud software as a service and platform as a service revenues(1)	(3)	(3)	(4)	(5)
Software license updates and product support revenues(1)	—	(5)	(1)	(6)
Hardware support revenues(1)	—	(2)	(1)	(2)

Total revenues	$8,993	$9,598	$17,441	$18,194

Total margin for operating segments	$5,507	$6,097	$10,671	$11,575
Cloud software as a service and platform as a service revenues(1)	(3)	(3)	(4)	(5)
Software license updates and product support revenues(1)	—	(5)	(1)	(6)
Hardware support revenues(1)	—	(2)	(1)	(2)
Product development	(1,247)	(1,209)	(2,434)	(2,382)
Marketing and partner program expenses	(136)	(135)	(245)	(254)
Corporate, general and administrative and information technology expenses	(401)	(362)	(795)	(729)
Amortization of intangible assets	(423)	(568)	(875)	(1,116)
Acquisition related and other	7	20	(25)	(4)
Restructuring	(95)	(51)	(178)	(120)
Stock-based compensation	(254)	(240)	(504)	(451)
Interest expense	(371)	(282)	(745)	(544)
Non-operating income, net	84	9	114	25

Income before provision for income taxes	$2,668	$3,269	$4,978	$5,987

(1)

Cloud software as a service and platform as a service revenues, software license updates and product support revenues and hardware support revenues for management reporting included revenues that would have otherwise been recorded by our acquired businesses as independent entities but were not recognized in our condensed consolidated statements of operations for the periods presented due to business combination accounting requirements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$2,197	$2,502	$3,945	$4,685

Weighted average common shares outstanding	4,239	4,417	4,278	4,434
Dilutive effect of employee stock plans	77	88	86	93

Dilutive weighted average common shares outstanding	4,316	4,505	4,364	4,527

Basic earnings per share	$0.52	$0.57	$0.92	$1.06
Diluted earnings per share	$0.51	$0.56	$0.90	$1.04
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	65	44	61	35

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

13.	LEGAL PROCEEDINGS

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company (HP) filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage, and violation of the California Unfair Business Practices Act. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 between HP and Mark Hurd (the Hurd Settlement Agreement), who was both HP’s former chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the Hurd Settlement Agreement, and other equitable and monetary relief.

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers. Oracle has announced that it is appealing this decision. The issues of breach, HP’s performance, causation and damages, HP’s tort claims, and Oracle’s cross-claims will all be tried before a jury. As of April 8, 2013, the trial was stayed pending Oracle’s appeal of the court’s denial of its anti-SLAPP motion. On August 27, 2015, the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

Court of Appeal affirmed the trial court’s denial of Oracle’s anti-SLAPP motion. The Court of Appeal’s decision became final on September 26, 2015. The matter was remanded to the trial court for further proceedings and trial, which is set to begin on May 23, 2016. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

State of Oregon Litigation

On August 22, 2014, the Attorney General for the State of Oregon, the State of Oregon, and the Oregon Health Insurance Exchange Corporation, doing business as Cover Oregon (Cover Oregon) filed a lawsuit in the Circuit Court of the State of Oregon for the County of Marion against Oracle, our then-President and Chief Financial Officer, three current and two former Oracle employees, and Mythics, Inc. The complaint alleges claims related to the work Oracle performed on Oregon’s healthcare exchange website and Oregon’s system for delivering health and human services to low-income residents. Thereafter, Cover Oregon was dissolved, and the Oregon Department of Consumer and Business Services (the DCBS) continued to assert Cover Oregon’s claims. Also, one of the former Oracle employees was dismissed from the lawsuit. A First Amended Complaint was filed on August 10, 2015.

The complaint alleges claims against Oracle for fraud, violations of Oregon’s False Claims Act, breach of contract, and violations of the Oregon Civil Racketeer Influenced and Corrupt Organizations Act, and alleges a violation of Oregon’s False Claims Act against each of the individuals. The complaint seeks monetary damages, statutory penalties, attorneys’ fees and costs, and a permanent injunction prohibiting Oracle from marketing to or entering into a contract with any public corporation or agency of the State of Oregon. Specifically, the complaint alleges that Oracle committed fraud by making false statements about the capabilities and functionality of its products and about the amount of time and effort it would take Oracle’s consulting and managed cloud services operations to perform the requested work. It also alleges that Oracle breached the contracts by failing to provide what was required under the contracts and failing to perform the services in a professional manner consistent with industry standards. The complaint alleges that Oracle violated Oregon’s False Claims Act by making false statements in order to obtain payment of invoices and by presenting invoices for payment that were false. The claims for violation of Oregon’s Civil Racketeer Influenced and Corrupt Organizations Act allege that Oracle violated the statute by making false statements in writing about the capabilities of Oracle’s products and the functionality and readiness of the healthcare exchange website, by using those false statements to obtain the signatures necessary to secure the contracts, execute documents, and enable payment, and by using the wires to transmit documents containing the allegedly false statements.

The claims against the individuals allege that one former employee violated Oregon’s False Claims Act by making false statements that fraudulently induced the State of Oregon to enter into its contracts with Oracle, and that the other four employees violated the statute by making false statements in order to get invoices paid.

Oracle responded to the original complaint on December 2, 2014, and filed a response to the First Amended Complaint on August 20, 2015. Oracle denied all claims and allegations and filed counterclaims against the DCBS for breach of contract, quantum meruit (a claim requesting payment for the value of services provided), and breach of the implied covenant of good faith and fair dealing. The court granted the State of Oregon’s motion to dismiss Oracle’s claims for breach of contract and the breach of the implied covenant of good faith and fair dealing. On October 26, 2015, Oracle filed its amended response to Plaintiffs’ First Amended Complaint and alleged counterclaims against the DCBS for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied-in-fact contract, quantum meruit, and promissory estoppel (a claim seeking to enforce promises that Oracle relied upon in providing services). The State of Oregon filed a motion to dismiss all counterclaims except the causes of action for quantum meruit and promissory estoppel, and a hearing has been set for February 5, 2016. Oracle seeks monetary damages to compensate it for the value of unpaid services and its attorneys’ fees and costs. Trial is set to begin on September 12, 2017. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and will continue to vigorously defend it.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2015

(Unaudited)

On August 8, 2014, Oracle filed a lawsuit in the U.S. District Court, District of Oregon in Portland against Cover Oregon. The complaint alleged claims for breach of contract and quantum meruit and sought monetary damages to compensate Oracle for the value of unpaid services. On September 8, 2014, Oracle filed a First Amended Complaint adding two State of Oregon agencies as defendants and adding causes of action for copyright infringement and breach of the implied covenant of good faith and fair dealing. On January 27, 2015, Oracle filed a Second Amended Complaint. Cover Oregon, now the DCBS, is a defendant as to all causes of action; the other state agencies are defendants to the cause of action for copyright infringement. In addition to monetary damages, Oracle seeks an injunction prohibiting infringement of its copyrights. All defendants moved for judgment in their favor, claiming that the state entities have sovereign immunity (that is, they cannot be sued in federal court). On November 18, 2015, the court ruled on the motions, holding that two state agencies (Oregon Health Authority and Oregon Department of Human Services) do not have sovereign immunity, but that the DCBS does have sovereign immunity. All parties have indicated they will appeal.

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

For customers opting for a cloud computing model, Oracle offers a comprehensive and fully integrated stack of cloud applications and platform services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our Integrated Cloud offerings are designed to be rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; connectable among differing deployment models to enable interchangeability and extendibility between cloud and on-premise IT environments; and cost effective by requiring lower upfront customer investment. Our Oracle Cloud offerings integrate the software, hardware and services on the customer’s behalf in IT environments that we deploy, support and manage for the customer. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments. In addition to offering a broad spectrum of cloud products and services, we have for decades developed and sold our products and services to our customers worldwide for use in their global data centers and on-premise IT environments.

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

Cloud and On-Premise Software Business

Our cloud and on-premise software business, which represented 78% of our total revenues on a trailing 4-quarter basis, is comprised of three operating segments: (1) cloud software and on-premise software, (2) cloud infrastructure as a service and (3) software license updates and product support. On a constant currency basis, we expect that our cloud and on-premise software business’ total revenues generally will continue to increase due to continued demand for our software products and cloud software subscription offerings, our software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and our acquisitions, which should allow us to grow and continue to make investments in research and development.

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

Cloud software and on-premise software revenues represented 26% of our total revenues on a trailing 4-quarter basis. The growth in our SaaS and PaaS revenues and new software licenses revenues that we report is affected by the strength of general economic and business conditions, governmental budgetary constraints, the strategy for and competitive position of our software offerings, our acquisitions, our ability to deliver and renew our SaaS and PaaS contracts with our existing customers and foreign currency fluctuations. In recent periods, we have placed significant strategic emphasis on growing our cloud SaaS and PaaS revenues, which has affected the growth of our cloud SaaS and PaaS revenues and our new software licenses revenues. We expect this trend will continue for at least the near term.

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

Software license updates and product support revenues, which represented 50% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 90% and accounted for 84% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations and by the amortization of intangible assets, both of which are discussed further below under Supplemental Disclosure Related to Certain Charges. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our customers, including customers from acquired companies, renew their software support contracts when eligible for renewal;

•

substantially all of our customers purchase software license updates and product support contracts when they buy new software licenses, resulting in a further increase in our software support contract base. Even if new software licenses revenues growth was flat, software license updates and product support revenues would continue to grow in comparison to the corresponding prior year periods assuming contract renewal and cancellation rates and foreign currency rates remained relatively constant, since substantially all new software licenses transactions result in the sale of software license updates and product support contracts, which add to our software support contract base; and

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

Hardware Products:    We provide a broad selection of hardware and related services, including Oracle Engineered Systems, servers, storage, networking, workstations and related devices, industry specific hardware, virtualization software, operating systems, and management software to support diverse IT environments, including cloud computing environments. We engineer our hardware products with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures. Our hardware products support many of the world’s largest cloud infrastructures, including the Oracle Cloud.

Our hardware products are designed to be easier to deploy, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. We design our hardware products to seamlessly connect on-premise and cloud IT environments to further enable interoperability, interchangeability and extendibility and to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers with a broad range of choices in how they deploy our hardware products, which we believe is a priority for our customers.

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

We offer a wide range of server products using our SPARC microprocessor. Our SPARC servers run the Oracle Solaris operating system and are designed to be differentiated by their reliability, security, and scalability. Our mid-size and large servers are designed to offer better performance and lower total cost of ownership than mainframe products for business critical applications, for customers having more computationally intensive needs, and as platforms for building cloud computing IT environments. Our SPARC servers are also a core component of the Oracle SuperCluster, one of our Oracle Engineered Systems.

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

To produce our hardware products, we rely on both our internal manufacturing operations as well as third party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers and storage products. For all other manufacturing, we generally rely on third party manufacturing partners to produce our hardware-related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. We strive to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types and a “build-to-order” manufacturing process in which products generally are built only after customers have placed firm orders.

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

Services Business

Our services business, which represented 9% of our total revenues on a trailing 4-quarter basis, is comprised of the remainder of our operating segments. Our services business has lower margins than our cloud and on-premise software and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending and the growth in our software and hardware products revenues. Our services business’ offerings include:

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

•

advanced customer support services, which are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle products and services and also include certain other services; and

•

education services for Oracle products and services, including training and certification programs that are offered to customers, partners and employees through a variety of formats, including instructor-led classes at our education centers, live virtual training, self-paced online training, private events and custom training.

Acquisitions

A selective and active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies, including MICROS Systems, Inc. (MICROS) in the second quarter of fiscal 2015, among others. We believe our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our pending and recent acquisitions.

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

During the first half of fiscal 2016, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2016 compared to the same periods of fiscal 2015 was impacted by our recent acquisitions.

In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2016 compared to the same periods of fiscal 2015, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. The contributions of our acquisitions to certain of our operating segments’ revenues, margins and expenses for each of the respective period comparisons, however, generally are not provided in our discussions, as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS and PaaS contracts and hardware support contracts, the amounts shown as cloud SaaS and PaaS deferred revenues, software license updates and product support deferred revenues, and hardware support deferred revenues in our Supplemental Disclosure Related to Certain Charges (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses are generally affected by seasonal factors in a similar manner as our revenues (in particular, our cloud software and on-premise software segment) as certain expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2015, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2015 and 2014, our financial statements would reflect reported revenues of $1.06 million in the first half of fiscal 2016 (using 1.06 as the month-end average exchange rate for the period) and $1.24 million in the first half of fiscal 2015 (using 1.24 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and six months ended November 30, 2015 and 2014 using the May 31, 2015 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Total Revenues by Geography:
Americas	$4,960	-5%	-2%	$5,221	$9,677	-2%	2%	$9,841
EMEA(1)	2,645	-9%	2%	2,911	5,101	-7%	5%	5,500
Asia Pacific(2)	1,388	-5%	4%	1,466	2,663	-7%	5%	2,853

Total revenues	8,993	-6%	0%	9,598	17,441	-4%	3%	18,194
Total Operating Expenses	6,038	0%	5%	6,056	11,832	1%	7%	11,688

Total Operating Margin	$2,955	-17%	-8%	$3,542	$5,609	-14%	-4%	$6,506

Total Operating Margin %	33%			37%	32%			36%
% Revenues by Geography:
Americas	55%			55%	56%			54%
EMEA	29%			30%	29%			30%
Asia Pacific	16%			15%	15%			16%
Total Revenues by Business:
Cloud and on-premise software	$7,009	-4%	2%	$7,329	$13,467	-3%	4%	$13,905
Hardware	1,123	-16%	-10%	1,334	2,250	-10%	-2%	2,499
Services	861	-8%	0%	935	1,724	-4%	5%	1,790

Total revenues	$8,993	-6%	0%	$9,598	$17,441	-4%	3%	$18,194

% Revenues by Business:
Cloud and on-premise software	78%			76%	77%			76%
Hardware	12%			14%	13%			14%
Services	10%			10%	10%			10%

(1)	Comprised of Europe, the Middle East and Africa

(2)	Asia Pacific includes Japan

Fiscal Second Quarter 2016 Compared to Fiscal Second Quarter 2015:    Our results of operations for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 6 percentage points, total operating expenses by 5 percentage points and total operating margin by 9 percentage points.

Excluding the effects of unfavorable currency variations of 6 percentage points, our total revenues were flat in the second quarter of fiscal 2016 due to constant currency growth in our cloud and on-premise software revenues, which was attributable to growth in our software license updates and product support revenues, growth in our SaaS, PaaS and IaaS revenues, and revenue contributions from our recent acquisitions. This increase was offset by a constant currency decrease in our hardware business revenues during the second quarter of fiscal 2016. On a constant currency basis, total revenues growth in the EMEA and Asia Pacific regions was offset by a modest decrease in Americas revenues.

Excluding the effects of favorable currency variations of 5 percentage points, our total operating expenses increased by 5 percentage points during the second quarter of fiscal 2016 primarily due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, and increased cloud SaaS and PaaS expenses resulting from increased headcount and infrastructure expenses to support the increase in our cloud SaaS and PaaS revenues. These expense increases were partially offset by reductions in expenses associated with certain of our intangible assets that became fully amortized. Further, during the second quarter of fiscal 2015, we recognized a $53 million benefit related to certain litigation which decreased our acquisition related and other expenses during this period.

Excluding the effects of unfavorable foreign currency rate fluctuations of 9 percentage points, our total operating margin and total operating margin as a percentage of revenues decreased during the second quarter of fiscal 2016 due to the increase in our total operating expenses.

First Half Fiscal 2016 Compared to First Half Fiscal 2015:    Our results of operations for the first half of fiscal 2016 compared to the first half of fiscal 2015 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 7 percentage points, total operating expenses by 6 percentage points and total operating margin by 10 percentage points.

Excluding the effects of unfavorable currency variations of 7 percentage points, our total revenues increased by 3 percentage points in the first half of fiscal 2016 due to revenue increases in our cloud and on-premise software business and services business. The constant currency growth in our cloud and on-premise software revenues during the first half of fiscal 2016 was due to similar reasons as noted above. The constant currency growth in our services business was primarily attributable to our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 35%, EMEA contributed 42% and Asia Pacific contributed 23% to the growth in our total revenues during the first half of fiscal 2016.

Total constant currency operating expenses increased during the first half of fiscal 2016 due to similar reasons as noted above. Excluding the effects of unfavorable foreign currency rate fluctuations of 10 percentage points, our total operating margin and total operating margin as a percentage of revenues decreased during the first half of fiscal 2016 as total expenses increased at a faster rate than our total revenues.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other significant expense and income items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2015	2014	2015	2014
Cloud software as a service and platform as a service deferred revenues(1)	$3	$3	$4	$5
Software license updates and product support deferred revenues(1)	—	5	1	6
Hardware support deferred revenues(1)	—	2	1	2
Amortization of intangible assets(2)	423	568	875	1,116
Acquisition related and other(3)(5)	(7)	(20)	25	4
Restructuring(4)	95	51	178	120
Stock-based compensation(5)	254	240	504	451
Income tax effects(6)	(230)	(234)	(451)	(467)

	$538	$615	$1,137	$1,237

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and PaaS subscriptions, software support and hardware support obligations assumed. Due to our application of business combination accounting rules, we did not recognize the cloud SaaS and PaaS, software license updates and product support and hardware support revenue amounts as presented in the above table that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers to which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2015, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of Fiscal 2016	$757
Fiscal 2017	1,005
Fiscal 2018	858
Fiscal 2019	751
Fiscal 2020	608
Fiscal 2021	466
Thereafter	1,154

Total intangible assets, net	$5,599

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first half of fiscal 2016 primarily related to employee severance in connection with our Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan). Restructuring expenses during the first half of fiscal 2015 primarily related to costs incurred pursuant to our 2015 Restructuring Plan and our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Sales and marketing	$55	$43	$107	$86
Cloud software as a service and platform as a service	4	3	8	5
Cloud infrastructure as a service	1	1	2	2
Software license updates and product support	6	4	12	9
Hardware products	2	1	3	3
Hardware support	1	2	3	3
Services	7	9	14	14
Research and development	151	134	298	242
General and administrative	27	43	57	87

Subtotal	254	240	504	451
Acquisition related and other	—	1	3	4

Total stock-based compensation	$254	$241	$507	$455

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the second quarter and first half of fiscal 2016 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 20.4% and 22.6%, respectively, instead of 17.6% and 20.8%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets for the second quarter and first half of fiscal 2016. Income tax effects for the second quarter and first half of fiscal 2015 were calculated reflecting effective tax rates of 24.3% and 23.0%, respectively, instead of 23.5% and 21.7%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the same reasons as noted for the fiscal 2016 periods presented.

Cloud and On-Premise Software Business

Our cloud and on-premise software business consists of our cloud software and on-premise software segment, our cloud infrastructure as a service segment and our software license updates and product support segment.

Cloud Software and On-Premise Software:    Our cloud software and on-premise software segment engages in the sale, marketing and delivery of our cloud software offerings, including our cloud SaaS and PaaS offerings, and the licensing of our software for on-premise IT environments. Our cloud SaaS and PaaS offerings grant customers access to a broad range of our application and platform software technologies on a subscription basis in a secure, standards-based, cloud computing environment that generally includes access, hosting, infrastructure management, the use of software updates, and support. New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products within on-premise IT environments. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Costs associated with our cloud software and on-premise software segment are included in sales and marketing expenses, cloud SaaS and PaaS expenses and amortization of intangible assets. These costs are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing our cloud SaaS and PaaS offerings and amortization of intangible assets.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Cloud Software and On-Premise Software:
Americas	$1,157	-13%	-10%	$1,330	$2,072	-9%	-6%	$2,289
EMEA	605	-10%	0%	671	1,006	-8%	2%	1,096
Asia Pacific	399	-2%	7%	405	685	-6%	4%	728

Total revenues	2,161	-10%	-5%	2,406	3,763	-8%	-2%	4,113
Expenses:
Cloud software as a service and platform as a service(1)	276	70%	79%	162	547	77%	85%	309
Sales and marketing(1)	1,648	3%	10%	1,601	3,092	2%	10%	3,035
Stock-based compensation	56	32%	32%	42	108	26%	26%	86
Amortization of intangible assets(2)	209	-19%	-19%	255	430	-15%	-15%	506

Total expenses	2,189	6%	12%	2,060	4,177	6%	13%	3,936

Total Margin	$(28)	-108%	-106%	$346	$(414)	-334%	-343%	$177

Total Margin %	-1%			14%	-11%			4%
% Revenues by Geography:
Americas	54%			55%	55%			56%
EMEA	28%			28%	27%			26%
Asia Pacific	18%			17%	18%			18%
Revenues by Software Offerings:
Cloud software as a service and platform as a service	$484	34%	39%	$361	$934	34%	39%	$698
New software licenses	1,677	-18%	-12%	2,045	2,829	-17%	-11%	3,415

Total cloud software and on-premise software revenues	$2,161	-10%	-5%	$2,406	$3,763	-8%	-2%	$4,113

% Revenues by Software Offerings:
Cloud software as a service and platform as a service	22%			15%	25%			17%
New software licenses	78%			85%	75%			83%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, total revenues from our cloud software and on-premise software segment decreased by 5 and 2 percentage points in the second quarter and first half of fiscal 2016, respectively, due to a decrease in new software licenses revenues, partially offset by growth in our cloud SaaS and PaaS revenues and revenue contributions from our recent acquisitions. The increase in our cloud SaaS and PaaS revenues and decrease in our new software licenses revenues during the fiscal 2016 periods presented were primarily due to the strategic emphasis placed on selling, marketing and growing our cloud software offerings and we expect this trend will continue for at least the near term. On a constant currency basis, total revenues growth in the EMEA and Asia Pacific regions was offset by a decrease in Americas revenues during the second quarter of fiscal 2016.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 32% and 31% in the second quarter and first half of fiscal 2016, respectively, and represented 25% and 23% of our new software licenses revenues in the second quarter and first half of fiscal 2016, respectively, in comparison to 30% and 27% in the second quarter and first half of fiscal 2015, respectively.

In constant currency, total cloud software and on-premise software expenses increased in the fiscal 2016 periods presented primarily due to higher employee related expenses from increased headcount and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effects of unfavorable currency rate fluctuations, our cloud software and on-premise software segment’s total margin and total margin as a percentage of revenues decreased in the fiscal 2016 periods presented due to the decline in total revenues and growth in our total expenses for this operating segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Cloud Infrastructure as a Service Revenues:
Americas	$121	9%	13%	$111	$237	12%	16%	$211
EMEA	35	2%	7%	35	70	8%	16%	65
Asia Pacific	9	-2%	15%	9	18	6%	28%	17

Total revenues	165	7%	11%	155	325	11%	17%	293
Expenses:
Cloud infrastructure as a service(1)	90	5%	9%	86	178	8%	14%	164
Sales and marketing(1)	16	-25%	-23%	21	37	-5%	-3%	40
Stock-based compensation	1	-1%	-1%	1	2	0%	0%	2
Amortization of intangible assets(2)	1	*	*	—	3	*	*	—

Total expenses	108	0%	4%	108	220	7%	12%	206

Total Margin	$57	22%	29%	$47	$105	20%	29%	$87

Total Margin %	34%			30%	32%			30%
% Revenues by Geography:
Americas	73%			72%	73%			72%
EMEA	22%			22%	22%			22%
Asia Pacific	5%			6%	5%			6%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

*	Not meaningful

On a constant currency basis, total cloud IaaS revenues increased in the fiscal 2016 periods presented primarily due to growth in our comprehensive software and hardware management, maintenance and hosting services and, during the first quarter of fiscal 2016, incremental revenue contributions from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas contributed 79% and 71%, respectively, EMEA contributed 14% and 20%, respectively, and Asia Pacific contributed 7% and 9%, respectively, to the increase in cloud IaaS revenues during the second quarter and first half of fiscal 2016, respectively.

On a constant currency basis, total cloud IaaS expenses increased during the fiscal 2016 periods presented primarily due to increased employee related expenses associated with increased headcount and increased infrastructure expenses to support our increase in IaaS revenues.

Excluding the effects of unfavorable currency exchange variances, total margin and margin as a percentage of revenues increased during the fiscal 2016 periods presented as total revenues increased at a faster rate than our total expenses for this operating segment.

Software License Updates and Product Support:    Software license updates and product support revenues are typically generated through the sale of software support contracts related to on-premise new software licenses purchased by our customers. Our software license updates and product support offerings include software license updates, which grant customers rights to unspecified software product upgrades and maintenance releases and patches released during the support period, and product support including internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support line of business include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support contracts and customer relationships obtained from acquisitions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Software License Updates and Product Support Revenues:
Americas	$2,649	2%	5%	$2,603	$5,302	3%	6%	$5,157
EMEA	1,426	-7%	4%	1,528	2,864	-7%	6%	3,066
Asia Pacific	608	-4%	6%	637	1,213	-5%	7%	1,276

Total revenues	4,683	-2%	5%	4,768	9,379	-1%	6%	9,499
Expenses:
Software license updates and product support(1)	287	-2%	8%	292	572	2%	11%	559
Stock-based compensation	6	51%	51%	4	12	29%	29%	9
Amortization of intangible assets(2)	139	-33%	-33%	208	283	-29%	-29%	398

Total expenses	432	-14%	-9%	504	867	-10%	-6%	966

Total Margin	$4,251	0%	7%	$4,264	$8,512	0%	8%	$8,533

Total Margin %	91%			89%	91%			90%
% Revenues by Geography:
Americas	57%			55%	57%			54%
EMEA	30%			32%	30%			32%
Asia Pacific	13%			13%	13%			14%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency variations of 7 percentage points in each fiscal 2016 period presented, software license updates and product support revenues increased by 5% and 6% in the second quarter and first half of fiscal 2016, respectively, as a result of new software licenses sold during these periods with substantially all of these customers electing to purchase software support contracts during the trailing 4-quarter period, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effects of currency rate fluctuations, the Americas contributed

59% and 58%, respectively, EMEA contributed 26% and 27%, respectively, and Asia Pacific contributed 15% in both the second quarter and first half of fiscal 2016, respectively.

Excluding the effects of favorable foreign currency rate fluctuations, total software license updates and product support expenses decreased during the fiscal 2016 periods presented due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by certain higher employee related expenses. In addition, we recognized a benefit related to statutory obligations in certain jurisdictions in which we operate that we recorded during the first quarter of fiscal 2015 that reduced our expenses in that period.

Excluding the effects of unfavorable currency rate fluctuations, total margin and margin as a percentage of revenues for this segment increased during the fiscal 2016 periods presented due to the growth in total revenues for this segment and the decrease of amortization of intangible assets.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Hardware Products Revenues:
Americas	$304	-23%	-20%	$394	$602	-11%	-7%	$677
EMEA	151	-21%	-9%	190	309	-12%	2%	349
Asia Pacific	118	-11%	-3%	133	231	-14%	-5%	269

Total revenues	573	-20%	-14%	717	1,142	-12%	-4%	1,295
Expenses:
Hardware products(1)	323	-12%	-5%	368	625	-6%	3%	664
Sales and marketing(1)	226	-3%	6%	232	439	-1%	9%	442
Stock-based compensation	5	10%	10%	5	10	24%	24%	8
Amortization of intangible assets(2)	35	-42%	-42%	60	82	-29%	-29%	116

Total expenses	589	-11%	-4%	665	1,156	-6%	2%	1,230

Total Margin	$(16)	-130%	-131%	$52	$(14)	-121%	-121%	$65

Total Margin %	-3%			7%	-1%			5%
% Revenues by Geography:
Americas	53%			55%	53%			52%
EMEA	26%			26%	27%			27%
Asia Pacific	21%			19%	20%			21%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2016 Compared to Fiscal Second Quarter 2015:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, total hardware products revenues decreased in the second quarter of fiscal 2016 due to reductions in sales volumes of certain of our product lines, including lower margin products. Hardware products revenues decreased in each of the geographic regions in which we operate during the second quarter of fiscal 2016.

Excluding the effects of favorable currency rate fluctuations of 7 percentage points, total hardware products expenses decreased in the second quarter of fiscal 2016 primarily due to lower hardware products costs associated with lower hardware products revenues and due to reductions in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and total margin as a percentage of revenues decreased in the second quarter of fiscal 2016 as our total revenues decreased at a faster rate than the decrease in our total expenses for this operating segment.

First Half Fiscal 2016 Compared to First Half Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 8 percentage points, total hardware products revenues decreased in the first half of fiscal 2016 due to similar reasons as noted above. This decrease was partially offset by incremental revenues from our recently acquired companies, primarily MICROS, during the first quarter of fiscal 2016. On a constant currency basis, hardware products revenues decreased in the Americas and Asia Pacific regions and were partially offset by hardware products revenues increases in the EMEA region during the first half of fiscal 2016.

Excluding the effects of favorable currency rate fluctuations of 8 percentage points, total hardware products expenses increased in the first half of fiscal 2016 primarily due to an increase in hardware products costs that was attributable to an increase in product revenues during the first quarter of fiscal 2016 and due to an increase in employee related expenses, both of which were primarily attributable to incremental contributions from MICROS during the first quarter of fiscal 2016. These constant currency expense increases in the first half of fiscal 2016 were partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and total margin as a percentage of revenues decreased in the first half of fiscal 2016 as our total revenues decreased while our total expenses increased.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Hardware Support Revenues:
Americas	$291	-10%	-7%	$322	$582	-7%	-3%	$623
EMEA	165	-13%	-3%	190	337	-8%	4%	368
Asia Pacific	94	-11%	-1%	105	189	-11%	0%	213

Total revenues	550	-11%	-5%	617	1,108	-8%	-1%	1,204
Expenses:
Hardware support(1)	173	-20%	-14%	216	352	-14%	-7%	407
Stock-based compensation	1	-30%	-30%	2	3	-10%	-10%	3
Amortization of intangible assets(2)	37	-3%	-3%	38	73	-14%	-14%	85

Total expenses	211	-18%	-13%	256	428	-14%	-8%	495

Total Margin	$339	-6%	1%	$361	$680	-4%	5%	$709

Total Margin %	62%			59%	61%			59%
% Revenues by Geography:
Americas	53%			52%	53%			52%
EMEA	30%			31%	30%			30%
Asia Pacific	17%			17%	17%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2016 Compared to Fiscal Second Quarter 2015:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, hardware support revenues decreased by 5 percentage points in the second quarter of fiscal 2016 primarily due to reductions in sales volumes of certain of our hardware product lines for which we offer hardware support. Hardware support revenues decreased in each of the geographic regions in which we operate during the second quarter of fiscal 2016.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, total hardware support expenses decreased in the second quarter of fiscal 2016 primarily due to a reduction in employee related and other expenses due to reduced headcount and reduced external contractor costs as we integrated MICROS into our existing operations. In addition, certain of our intangible assets became fully amortized and reduced expense during the second quarter of fiscal 2016.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in the second quarter of fiscal 2016 due to the expense reductions for this operating segment.

First Half Fiscal 2016 Compared to First Half Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 7 percentage points, hardware support revenues decreased in the first half of fiscal 2016 due to similar reasons as noted above. The decrease during the first half of fiscal 2016 was partially offset by incremental revenues from our recently acquired companies, primarily MICROS, during the first quarter of fiscal 2016. On a constant currency basis, hardware support revenues increased in the EMEA region and were partially offset by hardware products revenues decreases in the Americas region during the first half of fiscal 2016.

In constant currency, total hardware support expenses decreased and total hardware support margin and total margin as a percentage of revenues increased in the first half of fiscal 2016 primarily due to similar reasons as noted above.

Services Business

Our services business consists of consulting, advanced customer support services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial software implementation and integration, and ongoing software enhancements and upgrades. Advanced customer support services are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle products and services and also include certain other services. Education revenues are earned by providing instructor-led, live virtual training, self-paced online training, private events and custom training in the use of our software and hardware offerings. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Services Revenues:
Americas	$438	-5%	0%	$461	$882	0%	5%	$884
EMEA	263	-12%	-1%	297	515	-7%	5%	556
Asia Pacific	160	-10%	0%	177	327	-6%	5%	350

Total revenues	861	-8%	0%	935	1,724	-4%	5%	1,790
Expenses:
Services(1)	683	-10%	-2%	755	1,387	-4%	4%	1,441
Stock-based compensation	7	-20%	-20%	9	14	0%	0%	14
Amortization of intangible assets(2)	2	-68%	-68%	7	4	-59%	-59%	11

Total expenses	692	-10%	-3%	771	1,405	-4%	4%	1,466

Total Margin	$169	3%	13%	$164	$319	-2%	9%	$324

Total Margin %	20%			18%	18%			18%
% Revenues by Geography:
Americas	51%			49%	51%			49%
EMEA	30%			32%	30%			31%
Asia Pacific	19%			19%	19%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2016 Compared to Fiscal Second Quarter 2015:    Excluding the effects of unfavorable currency rate fluctuations of 8 percentage points, our total services revenues were flat during the second quarter of fiscal 2016 as revenue growth in our advanced customer support segment that was primarily attributable to our recent acquisitions was offset by certain revenue declines that were primarily in our consulting segment.

Excluding the effects of currency rate fluctuations of 7 percentage points, our total services expenses decreased during the second quarter of fiscal 2016 due to decreased employee related expenses resulting from lower headcount and lower external contractor costs.

In constant currency, total margin and total margin as a percentage of total revenues for our services business increased in the second quarter of fiscal 2016 due to the expense decreases for this business.

First Half Fiscal 2016 Compared to First Half Fiscal 2015:    Excluding the effects of currency rate fluctuations of 9 percentage points, our total services revenues increased during the first half of fiscal 2016 due primarily to increases in our consulting and our advanced customer support segments of which the majority of the growth was attributable to our recent acquisitions.

Excluding the effects of currency rate fluctuations of 8 percentage points, our total services expenses increased in the first half of fiscal 2016 primarily due to an increase in employee related expenses and higher external contractor costs, both of which were primarily attributable to incremental contributions from MICROS during our first quarter of fiscal 2016.

In constant currency, total services margin and total margin as a percentage of total services revenues increased during the first half of fiscal 2016 as total revenues increased at a faster rate than the increase in our total expenses for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Research and development(1)	$1,293	3%	5%	$1,255	$2,536	2%	5%	$2,476
Stock-based compensation	151	13%	13%	134	298	24%	24%	242

Total expenses	$1,444	4%	6%	$1,389	$2,834	4%	7%	$2,718

% of Total Revenues	16%			14%	16%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2016 periods presented primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions, and also due to increased infrastructure expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
General and administrative(1)	$258	13%	18%	$229	$485	6%	11%	$460
Stock-based compensation	27	-36%	-36%	43	57	-35%	-35%	87

Total expenses	$285	5%	10%	$272	$542	-1%	4%	$547

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2016 periods presented primarily due to increased constant currency salaries expenses resulting from increased headcount and due to higher professional services expenses, primarily legal related expenses.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Software support agreements and related relationships	$101	-35%	-35%	$156	$204	-31%	-31%	$295
Hardware support agreements and related relationships	36	-3%	-3%	37	72	0%	0%	72
Developed technology	136	-24%	-24%	180	293	-16%	-16%	348
Core technology	23	-47%	-47%	43	47	-55%	-55%	104
Customer relationships and contract backlog	58	-32%	-32%	85	123	-22%	-22%	157
SaaS, PaaS and IaaS agreements and related relationships and other	54	8%	8%	50	107	9%	9%	98
Trademarks	15	-12%	-12%	17	29	-31%	-31%	42

Total amortization of intangible assets	$423	-26%	-26%	$568	$875	-22%	-22%	$1,116

Amortization of intangible assets decreased during the fiscal 2016 periods presented due to a reduction in expenses associated with certain of our intangible assets that became fully amortized. These decreases were partially offset by additional amortization from intangible assets that we acquired in connection with our acquisitions of MICROS in the second quarter of fiscal 2015, among others.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Transitional and other employee related costs	$8	-64%	-63%	$23	$33	3%	5%	$32
Stock-based compensation	—	-100%	-100%	1	3	-30%	-30%	4
Professional fees and other, net	4	110%	110%	(44)	9	127%	127%	(32)
Business combination adjustments, net	(19)	*	*	—	(20)	*	*	—

Total acquisition related and other expenses	$(7)	67%	69%	$(20)	$25	505%	661%	$4

(*)	Not meaningful

On a constant currency basis, the increase in acquisition related and other expenses during the fiscal 2016 periods presented was primarily due to a $53 million benefit related to certain litigation that we recorded during the second quarter of fiscal 2015 which decreased acquisition related and other expenses during the fiscal 2015 periods presented. We also recorded an acquisition related benefit of $19 million in the fiscal 2016 periods presented, which reduced our expenses in the fiscal 2016 periods.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Restructuring expenses	$95	85%	104%	$51	$178	48%	74%	$120

Restructuring expenses in the fiscal 2016 periods presented primarily related to our 2015 Restructuring Plan. Restructuring expenses in the fiscal 2015 periods presented primarily related to our 2015 Restructuring Plan and our 2013 Restructuring Plan. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $626 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2015 Restructuring Plan were approximately $339 million as of November 30, 2015 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2016. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of May 31, 2015 (Note 9 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 contains additional information pertaining to our 2013 Restructuring Plan). Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Interest expense	$371	31%	31%	$282	$745	37%	37%	$544

Interest expense increased in the fiscal 2016 periods presented due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in May 2015. We also issued $10.0 billion of senior notes in July 2014, which contributed to additional interest expense during the first half of fiscal 2016 relative to the corresponding prior year period. The increases in interest expense during the fiscal 2016 periods presented were partially offset by reductions in interest expense resulting from the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Interest income	$123	55%	61%	$79	$240	43%	49%	$168
Foreign currency losses, net	(28)	-15%	-9%	(32)	(53)	-28%	-36%	(73)
Noncontrolling interests in income	(29)	-22%	-22%	(37)	(59)	-28%	-28%	(83)
Other income (loss), net	18	1,940%	1,479%	(1)	(14)	212%	214%	13

Total non-operating income, net	$84	842%	1,135%	$9	$114	355%	529%	$25

On a constant currency basis, our non-operating income, net for the fiscal 2016 periods presented increased due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances, lower net foreign currency losses and lower noncontrolling interests in income.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2015	Actual	Constant	2014	2015	Actual	Constant	2014
Provision for income taxes	$471	-39%	-32%	$767	$1,033	-21%	-10%	$1,302

Effective tax rate	17.6%			23.5%	20.8%			21.7%

Provision for income taxes in the fiscal 2016 periods presented decreased, relative to the provision for income taxes during the fiscal 2015 periods presented, due in substantial part to lower net income before provision for income taxes during the fiscal 2016 periods presented as well as settlements with certain tax authorities, partially offset by unfavorable changes in the jurisdictional mix of our earnings during the fiscal 2016 periods presented.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2015	Change	May 31, 2015
Working capital	$44,864	-5%	$47,314
Cash, cash equivalents and marketable securities	$52,335	-4%	$54,368

Working capital:    The decrease in working capital as of November 30, 2015 in comparison to May 31, 2015 was primarily due to cash used for repurchases of our common stock and cash used to pay dividends to our stockholders during the first half of fiscal 2016. These unfavorable working capital movements were partially offset by the favorable impacts to our net current assets resulting from our net income during the first half of fiscal 2016. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at November 30, 2015 in comparison to May 31, 2015 was primarily due to cash used for repurchases of our common stock and payment of cash dividends to our stockholders, both of which occurred during the first half of fiscal 2016. These decreases to our cash, cash equivalents and marketable securities were partially offset by cash flows generated from our operations and, to a lesser extent, cash inflows from stock option exercises, both of which occurred during the first half of fiscal 2016. Cash, cash equivalents and marketable securities included $45.3 billion held by our foreign subsidiaries as of November 30, 2015, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first half of fiscal 2016, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of November 30, 2015 relative to what we would have reported using constant currency rates from our May 31, 2015 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 40 days at November 30, 2015 compared with 47 days at May 31, 2015. The days sales outstanding calculation excludes the impact of revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first half of fiscal 2016 and seasonality resulting in a large volume of software license, hardware products and software support balances outstanding as of May 31, 2015.

	Six Months Ended November 30,
(Dollars in millions)	2015	Change	2014
Net cash provided by operating activities	$6,357	-18%	$7,790
Net cash used for investing activities	$(3,338)	-74%	$(12,909)
Net cash (used for) provided by financing activities	$(7,026)	273%	$4,066

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

Net cash provided by operating activities decreased in the first half of fiscal 2016 in comparison to the first half of fiscal 2015 primarily due to the cash unfavorable effects of lower net income, the related unfavorable foreign currency exchange rate variances of 11 percentage points on our net income during the first half of fiscal 2016 and certain cash unfavorable changes in working capital balances, primarily cash unfavorable movements associated with trade receivables, prepaid expenses and other assets, accounts payable, and income taxes, relative to the corresponding changes for these items in the prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of our investments in marketable debt securities. We also use cash to invest in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first half of fiscal 2016 primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and a decrease in cash used for acquisitions, net of cash acquired, partially offset by an increase in capital expenditures to support our cloud offerings and research and development functions.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

We used net cash for financing activities of $7.0 billion during the first half of fiscal 2016 in comparison to net cash provided by financing activities of $4.1 billion during the first half of fiscal 2015. The change in financing activities cash flows during the first half of fiscal 2016 in comparison to the first half of fiscal 2015 was primarily related to $8.4 billion of net cash proceeds from debt issuances, net of debt repayments, during the first half of fiscal 2015 (none during the first half of fiscal 2016). In addition, we also increased our stock repurchase activity during the first half of fiscal 2016, which increased our cash used in the fiscal 2016 period relative to the corresponding prior year period.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2015	Change	2014
Net cash provided by operating activities	$12,903	-16%	$15,273
Capital expenditures	(1,606)	121%	(727)

Free cash flow	$11,297	-22%	$14,546

Net income	$9,198		$10,896

Free cash flow as percent of net income	123%		133%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $299 million and $484 million, respectively, or approximately 11% and 14%, respectively, of our new software licenses revenues in the first half of fiscal 2016 and 2015, and $61 million and $62 million, respectively, or approximately 5%, of our hardware products revenues in each of the first half of fiscal 2016 and 2015.

Contractual Obligations:    During the first half of fiscal 2016, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2012 has been a weighted average annualized rate of 1.8% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at

November 30, 2015, which generally have a 10-year exercise period, 12.4% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2015, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.9%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2016. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 for a more complete discussion of the market risks we encounter.

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

Inherent Limitations on Effectiveness of Controls:    Our management, including our Principal Executive Officers, one of whom is our Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On September 18, 2014, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $13.0 billion. Approximately $3.0 billion remained available for stock repurchases as of November 30, 2015, pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2015 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2015—September 30, 2015	36.3	$36.77	36.3	$4,914.4
October 1, 2015—October 31, 2015	30.1	$37.59	30.1	$3,783.7
November 1, 2015—November 30, 2015	20.0	$39.29	20.0	$2,997.7

Total	86.4	$37.64	86.4

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2015 and May 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith

†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 18, 2015	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 18, 2015	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer