Form 10-Q
period 2016-02-29
ORACLE CORP
filed 2016-03-18
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

The number of shares of registrant’s common stock outstanding as of March 11, 2016 was: 4,149,865,000.

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

•	the sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters;

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

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2015 Oracle Restructuring Plan and the improved efficiencies in our operations that such plan will create;

•	the timing and amount of our stock repurchases;

•

our expectation that to the extent customers renew support contracts or cloud SaaS and cloud PaaS contracts, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware revenues;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2016, which runs from June 1, 2015 to May 31, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 29, 2016 and May 31, 2015

(Unaudited)

(in millions, except per share data)	February 29, 2016	May 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,583	$21,716
Marketable securities	35,184	32,652
Trade receivables, net of allowances for doubtful accounts of $314 and $285 as of February 29, 2016 and May 31, 2015, respectively	3,844	5,618
Inventories	212	314
Prepaid expenses and other current assets	2,246	2,220

Total current assets	57,069	62,520

Non-current assets:
Property, plant and equipment, net	4,011	3,686
Intangible assets, net	5,249	6,406
Goodwill, net	34,284	34,087
Deferred tax assets	1,382	1,458
Other assets	2,899	2,746

Total non-current assets	47,825	48,383

Total assets	$104,894	$110,903

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$—	$1,999
Accounts payable	410	806
Accrued compensation and related benefits	1,536	1,839
Deferred revenues	6,912	7,245
Other current liabilities	2,967	3,317

Total current liabilities	11,825	15,206

Non-current liabilities:
Notes payable, non-current	40,106	39,959
Income taxes payable	4,418	4,386
Other non-current liabilities	2,209	2,254

Total non-current liabilities	46,733	46,599

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,156 shares and 4,343 shares as of February 29, 2016 and May 31, 2015, respectively	23,526	23,156
Retained earnings	23,390	26,503
Accumulated other comprehensive loss	(1,046)	(996)

Total Oracle Corporation stockholders’ equity	45,870	48,663
Noncontrolling interests	466	435

Total equity	46,336	49,098

Total liabilities and equity	$104,894	$110,903

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues:
Cloud software as a service and platform as a service	$583	$372	$1,517	$1,069
Cloud infrastructure as a service	152	155	477	448

Total cloud revenues	735	527	1,994	1,517

New software licenses	1,680	1,982	4,509	5,397
Software license updates and product support	4,669	4,661	14,048	14,161

Total on-premise software revenues	6,349	6,643	18,557	19,558

Total cloud and on-premise software revenues	7,084	7,170	20,551	21,075

Hardware products	604	712	1,746	2,007
Hardware support	531	587	1,639	1,791

Total hardware revenues	1,135	1,299	3,385	3,798
Total services revenues	793	858	2,517	2,647

Total revenues	9,012	9,327	26,453	27,520

Operating expenses:
Sales and marketing(1)	1,903	1,839	5,578	5,443
Cloud software as a service and platform as a service(1)	292	203	847	517
Cloud infrastructure as a service(1)	88	88	268	254
Software license updates and product support(1)	293	300	877	867
Hardware products(1)	338	367	967	1,034
Hardware support(1)	171	218	526	628
Services(1)	657	724	2,058	2,179
Research and development	1,419	1,370	4,253	4,088
General and administrative	290	252	832	799
Amortization of intangible assets	408	527	1,283	1,642
Acquisition related and other	11	8	35	12
Restructuring	115	48	293	168

Total operating expenses	5,985	5,944	17,817	17,631

Operating income	3,027	3,383	8,636	9,889
Interest expense	(360)	(273)	(1,105)	(817)
Non-operating income, net	65	40	179	65

Income before provision for income taxes	2,732	3,150	7,710	9,137
Provision for income taxes	590	655	1,623	1,956

Net income	$2,142	$2,495	$6,087	$7,181

Earnings per share:
Basic	$0.51	$0.57	$1.43	$1.63

Diluted	$0.50	$0.56	$1.41	$1.59

Weighted average common shares outstanding:
Basic	4,182	4,389	4,246	4,419

Diluted	4,256	4,494	4,328	4,516

Dividends declared per common share	$0.15	$0.12	$0.45	$0.36

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income	$2,142	$2,495	$6,087	$7,181
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	142	(262)	9	(629)
Net unrealized gains on defined benefit plans	5	2	25	8
Net unrealized gains (losses) on marketable securities	69	(6)	(47)	15
Net unrealized (losses) gains on cash flow hedges	(23)	(30)	(37)	6

Total other comprehensive income (loss), net	193	(296)	(50)	(600)

Comprehensive income	$2,335	$2,199	$6,037	$6,581

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

	Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$6,087	$7,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	643	502
Amortization of intangible assets	1,283	1,642
Deferred income taxes	(143)	(486)
Stock-based compensation	768	689
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	188	284
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(61)	(167)
Other, net	116	126
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,746	1,867
Decrease (increase) in inventories	87	(78)
Decrease in prepaid expenses and other assets	95	362
Decrease in accounts payable and other liabilities	(890)	(1,204)
Decrease in income taxes payable	(112)	(369)
Increase (decrease) in deferred revenues	24	(296)

Net cash provided by operating activities	9,831	10,053

Cash flows from investing activities:
Purchases of marketable securities and other investments	(21,549)	(23,339)
Proceeds from maturities and sales of marketable securities and other investments	18,845	15,042
Acquisitions, net of cash acquired	(313)	(6,232)
Capital expenditures	(1,009)	(794)

Net cash used for investing activities	(4,026)	(15,323)

Cash flows from financing activities:
Payments for repurchases of common stock	(8,467)	(6,079)
Proceeds from issuances of common stock	802	1,456
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(82)	(11)
Payments of dividends to stockholders	(1,918)	(1,600)
Proceeds from borrowings, net of issuance costs	—	9,945
Repayments of borrowings	(2,000)	(1,500)
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	61	167
Distributions to noncontrolling interests	(85)	(196)

Net cash (used for) provided by financing activities	(11,689)	2,182

Effect of exchange rate changes on cash and cash equivalents	(249)	(980)

Net decrease in cash and cash equivalents	(6,133)	(4,068)
Cash and cash equivalents at beginning of period	21,716	17,769

Cash and cash equivalents at end of period	$15,583	$13,701

Non-cash investing and financing transactions:
Fair value of stock options and restricted stock-based awards assumed in connection with acquisitions	$—	$12
Increase in unsettled repurchases of common stock	$3	$8
(Decrease) increase in unsettled investment purchases	$(148)	$817

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

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

During the first nine months of fiscal 2016, we adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Upon adoption of ASU 2015-17, current deferred tax assets of $663 million and current deferred tax liabilities of $85 million in our May 31, 2015 consolidated balance sheet were reclassified as non-current.

In addition, during the first nine months of fiscal 2016, we also adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, and ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, none of which had a material impact on our reported financial position or results of operations and cash flows. There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of the adoption of new accounting pronouncements or to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 that have had a significant impact on our consolidated financial statements or notes thereto.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Transitional and other employee related costs	$8	$14	$40	$46
Stock-based compensation	—	1	3	5
Professional fees and other, net	1	(7)	10	(39)
Business combination adjustments, net	2	—	(18)	—

Total acquisition related and other expenses	$11	$8	$35	$12

Included in acquisition related and other expenses during the nine months ended February 29, 2016 and February 28, 2015 were an acquisition related benefit of $19 million and a litigation related benefit of $53 million, respectively.

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

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest income	$141	$82	$382	$250
Foreign currency losses, net	(15)	(32)	(68)	(105)
Noncontrolling interests in income	(36)	(17)	(95)	(100)
Other (loss) income, net	(25)	7	(40)	20

Total non-operating income, net	$65	$40	$179	$65

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $304 million and $1.5 billion for the three and nine months ended February 29, 2016, respectively, and $415 million and $1.3 billion for the three and nine months ended February 28, 2015, respectively.

Recent Accounting Pronouncements

Derivatives and Hedging:    In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05) and ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. ASU 2016-05

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

and ASU 2016-06 are effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoptions of ASU 2016-05 and ASU 2016-06 on our consolidated financial statements.

Leases:    In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for us in our first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02.

Financial Instruments:    In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for us in our first quarter of fiscal 2019 and earlier adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-01 on our consolidated financial statements.

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

Fiscal 2016 Acquisitions

During the first nine months of fiscal 2016, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We also acquired one company during the fourth quarter of fiscal 2016 which was not significant.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

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

Other Fiscal 2015 Acquisitions

During fiscal 2015, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $1.7 billion, which consisted of approximately $1.7 billion in cash and $7 million for the fair values of stock options and restricted stock-based awards assumed. We recorded $6 million of net tangible liabilities and $388 million of identifiable intangible assets, based on their estimated fair values, and $1.4 billion of residual goodwill.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

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

The unaudited pro forma financial information for the three and nine months ended February 29, 2016 combined the historical results of Oracle for the three and nine months ended February 29, 2016 and the historical results of certain other companies that we acquired since the beginning of fiscal 2016 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and nine months ended February 28, 2015 combined the historical results of Oracle for the three and nine months ended February 28, 2015, the historical results of MICROS for the three and six months ended June 30, 2014 (adjusted due to differences in reporting periods and considering the date we acquired MICROS), and the historical results of certain other companies that we acquired since the beginning of fiscal 2015 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Total revenues	$9,017	$9,364	$26,486	$28,045
Net income	$2,137	$2,455	$6,078	$7,114
Basic earnings per share	$0.51	$0.56	$1.43	$1.61
Diluted earnings per share	$0.50	$0.55	$1.40	$1.58

3.	FAIR VALUE MEASUREMENTS

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

February 29, 2016

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and 2 inputs are defined above):

	February 29, 2016			May 31, 2015
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
U.S. Treasury securities	$115	$—	$115	$668	$—	$668
Commercial paper debt securities	—	2,609	2,609	—	9,203	9,203
Corporate debt securities and other	192	34,535	34,727	190	28,654	28,844
Derivative financial instruments	—	164	164	—	74	74

Total assets	$307	$37,308	$37,615	$858	$37,931	$38,789

Liabilities:
Derivative financial instruments	$—	$260	$260	$—	$244	$244

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of February 29, 2016 and May 31, 2015, approximately 21% and 28%, respectively, of our marketable securities investments mature within one year and 79% and 72%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $40.1 billion and $42.0 billion of senior notes that were outstanding as of February 29, 2016 and May 31, 2015, respectively, the estimated fair values of our borrowings using Level 2 inputs at February 29, 2016 and May 31, 2015 were $42.2 billion and $44.1 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	February 29, 2016	May 31, 2015
Raw materials	$102	$112
Work-in-process	23	38
Finished goods	87	164

Total	$212	$314

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2016 and the net book value of intangible assets as of February 29, 2016 and May 31, 2015 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2015	Additions	February 29, 2016	May 31, 2015	Expense	February 29, 2016	May 31, 2015	February 29, 2016
Software support agreements and related relationships	$4,190	$—	$4,190	$(2,700)	$(297)	$(2,997)	$1,490	$1,193	N.A
Hardware support agreements and related relationships	1,012	—	1,012	(654)	(109)	(763)	358	249	N.A
Developed technology	4,602	55	4,657	(2,355)	(427)	(2,782)	2,247	1,875	5 years
Core technology	552	—	552	(411)	(70)	(481)	141	71	N.A
Customer relationships and contract backlog	2,197	8	2,205	(1,710)	(177)	(1,887)	487	318	3 years
SaaS, PaaS and IaaS agreements and related relationships and other	1,993	57	2,050	(508)	(160)	(668)	1,485	1,382	10 years
Trademarks	501	6	507	(303)	(43)	(346)	198	161	5 years

Total intangible assets, net	$15,047	$126	$15,173	$(8,641)	$(1,283)	$(9,924)	$6,406	$5,249	7 years

(1)	Represents weighted average useful lives of intangible assets acquired during fiscal 2016.

Total amortization expense related to our intangible assets was $408 million and $1.3 billion for the three and nine months ended February 29, 2016, respectively, and $527 million and $1.6 billion for the three and nine months ended February 28, 2015, respectively. As of February 29, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2016	$353
Fiscal 2017	1,016
Fiscal 2018	867
Fiscal 2019	760
Fiscal 2020	615
Fiscal 2021	470
Thereafter	1,168

Total intangible assets, net	$5,249

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 29, 2016 were as follows:

(in millions)	Cloud Software and On-Premise Software	Software License Updates and Product Support	Hardware Support	Consulting	Other(2)	Total
Balances as of May 31, 2015	$15,217	$14,461	$2,370	$1,759	$280	$34,087
Goodwill from acquisitions	211	—	—	—	—	211
Goodwill adjustments, net(1)	12	(21)	(3)	—	(2)	(14)

Balances as of February 29, 2016	$15,440	$14,440	$2,367	$1,759	$278	$34,284

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

February 29, 2016

(Unaudited)

6.	RESTRUCTURING ACTIVITIES

Fiscal 2015 Oracle Restructuring Plan

During the second quarter of fiscal 2015, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisition of MICROS and certain other operational activities (2015 Restructuring Plan). The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $525 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $300 million of restructuring expenses in connection with the 2015 Restructuring Plan in the first nine months of fiscal 2016 and we expect to incur the majority of the estimated remaining $125 million through the end of fiscal 2016. Any changes to the estimates of executing the 2015 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued	Nine Months Ended February 29, 2016				Accrued	Total Costs	Total Expected
	May 31, 2015(2)	Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)	February 29, 2016(2)	Accrued to Date	Program Costs
Fiscal 2015 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$11	$59	$(6)	$(51)	$2	$15	$80	$93
Software license updates and product support	5	118	(1)	(35)	—	87	124	175
Hardware business	6	46	(6)	(32)	2	16	60	64
Services business	9	28	(4)	(25)	—	8	45	85
General and administrative and other	5	64	2	(42)	(2)	27	91	108

Total Fiscal 2015 Oracle Restructuring Plan	$36	$315	$(15)	$(185)	$2	$153	$400	$525

Total other restructuring plans(6)	$84	$1	$(8)	$(21)	$(8)	$48

Total restructuring plans	$120	$316	$(23)	$(206)	$(6)	$201

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at February 29, 2016 and May 31, 2015 included $173 million and $86 million, respectively, recorded in other current liabilities, and $28 million and $34 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 29, 2016	May 31, 2015
Software license updates and product support	$5,239	$5,635
Cloud SaaS, PaaS and IaaS	642	404
Hardware support and other	618	703
Services	322	379
New software licenses	91	124

Deferred revenues, current	6,912	7,245
Deferred revenues, non-current (in other non-current liabilities)	485	393

Total deferred revenues	$7,397	$7,638

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

February 29, 2016

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

Cash Flow Hedges—Cross-Currency Swap Agreements

In connection with the issuance of our €1.25 billion of 2.25% senior notes due January 2021 (January 2021 Notes), we entered into certain cross-currency swap agreements to manage the related foreign currency exchange risk by effectively converting the fixed-rate, Euro-denominated January 2021 Notes, including the annual interest payments and the payment of principal at maturity, to fixed-rate, U.S. Dollar-denominated debt. The economic effect of the swap agreements was to eliminate the uncertainty of the cash flows in U.S. Dollars associated with the January 2021 Notes by fixing the principal amount of the January 2021 Notes at $1.6 billion with a fixed annual interest rate of 3.53%. We have designated these cross-currency swap agreements as qualifying hedging instruments and are accounting for these as cash flow hedges pursuant to ASC 815. The critical terms of the cross-currency swap agreements correspond to the January 2021 Notes, including the annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the January 2021 Notes.

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro-denominated January 2021 Notes are remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the nine months ended February 29, 2016 or February 28, 2015. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro-denominated 2025 Notes due to remeasurement of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

the effective portion is reported in accumulated other comprehensive loss in our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the nine months ended February 29, 2016 or February 28, 2015.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 for additional information regarding these contracts). As of February 29, 2016 and May 31, 2015, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.1 billion and $2.2 billion, respectively. The notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies was $1.2 billion as of both February 29, 2016 and May 31, 2015. The fair values of our outstanding foreign currency forward contracts were nominal as of February 29, 2016 and May 31, 2015. Included in our non-operating income, net were $93 million and $163 million of net gains related to these forward contracts for the three and nine months ended February 29, 2016, respectively, and $14 million and $49 million of net gains for the three and nine months ended February 28, 2015, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value
(in millions)	Balance Sheet Location	February 29, 2016	May 31, 2015
Interest rate swap agreements designated as fair value hedges	Other assets	$164	$74

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(260)	$(244)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(969)	$(981)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015		February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Cross-currency swap agreements designated as cash flow hedges	$29	$(164)	$(16)	$(277)	Non-operating income, net	$52	$(134)	$21	$(283)

Foreign currency borrowings designated as net investment hedge	$(31)	$80	$(13)	$169	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain Recognized in Income on Derivative					Location and Amount of Loss on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
(in millions)		February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015		February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest rate swap agreements designated as fair value hedges	Interest expense	$76	$15	$90	$37	Interest expense	$(76)	$(15)	$(90)	$(37)

9.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 29, 2016, approximately $809 million remained available for stock repurchases pursuant to our stock repurchase program prior to the March 2016 program expansion. We repurchased 222.7 million shares for $8.4 billion during the nine months ended February 29, 2016 (including 2.7 million shares for $98 million that were repurchased but not settled) and 147.7 million shares for $6.1 billion during the nine months ended February 28, 2015 under the stock repurchase program.

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

Dividends on Common Stock

During the nine months ended February 29, 2016, our Board of Directors declared cash dividends of $0.45 per share of our outstanding common stock, which we paid during the same period.

In March 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock. The dividend is payable on April 28, 2016 to stockholders of record as of the close of business on April 14, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first nine months of fiscal 2016, we issued 24 million stock options and 32 million restricted stock-based awards (consisting of 30 million service-based restricted stock units (RSUs) and 2 million performance-based restricted stock units (PSUs)). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

service-based vesting restrictions, with the PSUs also having performance-based vesting restrictions, that are of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Approximately 7 million of the 24 million stock options granted during the first nine months of fiscal 2016 were to our Chief Executive Officers and Chief Technology Officer and had contractual lives of five years versus the 10-year contractual lives for the other stock options granted. Our 2016 stock-based award issuances were partially offset by forfeitures and cancellations of 11 million shares during the first nine months of fiscal 2016.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Sales and marketing	$57	$45	$163	$131
Cloud software as a service and platform as a service	4	3	13	8
Cloud infrastructure as a service	1	1	3	3
Software license updates and product support	6	6	18	15
Hardware products	1	1	4	4
Hardware support	1	2	4	4
Services	7	8	22	23
Research and development	154	138	452	380
General and administrative	29	29	86	116
Acquisition related and other	—	1	3	5

Total stock-based compensation	$260	$234	$768	$689

10.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. Our effective tax rate was 21.6% and 21.0% for the three and nine months ended February 29, 2016, respectively, and 20.8% and 21.4% for the three and nine months ended February 28, 2015, respectively.

Our net deferred tax assets were $1.2 billion and $993 million as of February 29, 2016 and May 31, 2015, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2014. Our U.S. federal and, with some exceptions, our state income tax returns have been examined for all years prior to fiscal 2006 and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

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

The cloud infrastructure as a service line of business provides comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our data center facilities, select partner data centers or physically on-premise at customer facilities; and deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage.

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

February 29, 2016

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

The following table presents summary results for each of our three businesses and for the operating segments of our cloud and on-premise software and hardware businesses:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Cloud software and on-premise software:
Revenues(1)	$2,265	$2,356	$6,030	$6,469
Cloud software as a service and platform as a service expenses	284	195	822	494
Sales and distribution expenses	1,469	1,390	4,224	4,106

Margin(2)	$512	$771	$984	$1,869
Cloud infrastructure as a service:
Revenues	$152	$155	$477	$448
Cloud infrastructure as a service expenses	84	84	256	242
Sales and distribution expenses	17	25	54	65

Margin(2)	$51	$46	$167	$141
Software license updates and product support:
Revenues(1)	$4,669	$4,664	$14,049	$14,170
Software license updates and product support expenses	276	281	823	820

Margin(2)	$4,393	$4,383	$13,226	$13,350
Total cloud and on-premise software business:
Revenues(1)	$7,086	$7,175	$20,556	$21,087
Expenses	2,130	1,975	6,179	5,727

Margin(2)	$4,956	$5,200	$14,377	$15,360
Hardware products:
Revenues	$604	$712	$1,746	$2,007
Hardware products expenses	337	366	963	1,030
Sales and distribution expenses	197	211	614	632

Margin(2)	$70	$135	$169	$345
Hardware support:
Revenues(1)	$531	$588	$1,640	$1,794
Hardware support expenses	165	209	504	602

Margin(2)	$366	$379	$1,136	$1,192
Total hardware business:
Revenues(1)	$1,135	$1,300	$3,386	$3,801
Expenses	699	786	2,081	2,264

Margin(2)	$436	$514	$1,305	$1,537
Total services business:
Revenues(1)	$793	$859	$2,519	$2,653
Services expenses	630	694	1,976	2,097

Margin(2)	$163	$165	$543	$556
Totals:
Revenues(1)	$9,014	$9,334	$26,461	$27,541
Expenses	3,459	3,455	10,236	10,088

Margin(2)	$5,555	$5,879	$16,225	$17,453

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

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

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Total revenues for operating segments	$9,014	$9,334	$26,461	$27,541
Cloud software as a service and platform as a service revenues(1)	(2)	(3)	(6)	(9)
Software license updates and product support revenues(1)	—	(3)	(1)	(9)
Hardware support revenues(1)	—	(1)	(1)	(3)

Total revenues	$9,012	$9,327	$26,453	$27,520

Total margin for operating segments	$5,555	$5,879	$16,225	$17,453
Cloud software as a service and platform as a service revenues(1)	(2)	(3)	(6)	(9)
Software license updates and product support revenues(1)	—	(3)	(1)	(9)
Hardware support revenues(1)	—	(1)	(1)	(3)
Product development	(1,219)	(1,180)	(3,652)	(3,562)
Marketing and partner program expenses	(110)	(116)	(356)	(370)
Corporate, general and administrative and information technology expenses	(403)	(377)	(1,197)	(1,105)
Amortization of intangible assets	(408)	(527)	(1,283)	(1,642)
Acquisition related and other	(11)	(8)	(35)	(12)
Restructuring	(115)	(48)	(293)	(168)
Stock-based compensation	(260)	(233)	(765)	(684)
Interest expense	(360)	(273)	(1,105)	(817)
Non-operating income, net	65	40	179	65

Income before provision for income taxes	$2,732	$3,150	$7,710	$9,137

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

February 29, 2016

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

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income	$2,142	$2,495	$6,087	$7,181

Weighted average common shares outstanding	4,182	4,389	4,246	4,419
Dilutive effect of employee stock plans	74	105	82	97

Dilutive weighted average common shares outstanding	4,256	4,494	4,328	4,516

Basic earnings per share	$0.51	$0.57	$1.43	$1.63
Diluted earnings per share	$0.50	$0.56	$1.41	$1.59
Shares subject to anti-dilutive stock options and restricted stock-based awards excluded from calculation(1)	67	39	62	36

(1)	These weighted shares relate to anti-dilutive stock options and restricted stock-based awards as calculated using the treasury stock method and could be dilutive in the future.

13.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

became final on September 26, 2015. The matter was remanded to the trial court for further proceedings and trial, which is set to begin on May 23, 2016. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

State of Oregon Litigation

On August 22, 2014, the Attorney General for the State of Oregon, the State of Oregon, and the Oregon Health Insurance Exchange Corporation, doing business as Cover Oregon (Cover Oregon), filed a lawsuit in the Circuit Court of the State of Oregon for the County of Marion against Oracle, our then-President and Chief Financial Officer, three current and two former Oracle employees, and Mythics, Inc. The complaint alleges claims related to the work Oracle performed on Oregon’s healthcare exchange website and Oregon’s system for delivering health and human services to low-income residents. Thereafter, Cover Oregon was dissolved, and the Oregon Department of Consumer and Business Services (the DCBS) continued to assert Cover Oregon’s claims. Also, one of the former Oracle employees was dismissed from the lawsuit. A First Amended Complaint was filed on August 10, 2015.

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

Oracle responded to the original complaint on December 2, 2014, and filed a response to the First Amended Complaint on August 20, 2015. Oracle denied all claims and allegations and filed counterclaims against the DCBS for breach of contract, quantum meruit (a claim requesting payment for the value of services provided), and breach of the implied covenant of good faith and fair dealing. The court granted the State of Oregon’s motion to dismiss Oracle’s claims for breach of contract and the breach of the implied covenant of good faith and fair dealing. On October 26, 2015, Oracle filed its amended response to Plaintiffs’ First Amended Complaint and alleged counterclaims against the DCBS for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of implied-in-fact contract, quantum meruit, and promissory estoppel (a claim seeking to enforce promises that Oracle relied upon in providing services). The State of Oregon filed a motion to dismiss all counterclaims except the causes of action for quantum meruit and promissory estoppel, and on February 5, 2016 the court granted that motion and dismissed with prejudice Oracle’s claims for breach of contract, breach of the implied covenant of good faith and fair dealing and breach of implied-in-fact contract. Oracle seeks monetary

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 29, 2016

(Unaudited)

damages to compensate it for the value of unpaid services and its attorneys’ fees and costs. Trial is set to begin on January 10, 2017. We cannot currently estimate a reasonably possible range of loss for this action. We believe that we have meritorious defenses against this action, and we will continue to vigorously defend it.

On August 8, 2014, Oracle filed a lawsuit in the U.S. District Court, for the District of Oregon in Portland against Cover Oregon. The complaint alleged claims for breach of contract and quantum meruit and sought monetary damages to compensate Oracle for the value of unpaid services. On September 8, 2014, Oracle filed a First Amended Complaint adding two State of Oregon agencies as defendants and adding causes of action for copyright infringement and breach of the implied covenant of good faith and fair dealing. On January 27, 2015, Oracle filed a Second Amended Complaint. Cover Oregon, now the DCBS, is a defendant as to all causes of action; the other state agencies are defendants to the cause of action for copyright infringement. In addition to monetary damages, Oracle seeks an injunction prohibiting infringement of its copyrights. All defendants moved for judgment in their favor, claiming that the state entities have sovereign immunity (that is, they cannot be sued in federal court). On November 18, 2015, the court ruled on the motions, holding that two state agencies (Oregon Health Authority and Oregon Department of Human Services) do not have sovereign immunity, but that the DCBS does have sovereign immunity. On December 9 and 17, 2015, Oracle and the Oregon parties each filed notices of appeal from that decision. The Ninth Circuit Court of Appeals has coordinated the two matters, and briefing will begin in late April 2016.

On November 12, 2015, Oracle filed a lawsuit in the Circuit Court of the State of Oregon for the County of Marion against Oregon’s Governor, Kate Brown, in her official capacity. Oracle filed a First Amended Complaint on January 15, 2016. In this lawsuit, Oracle alleges violations of Oregon’s Public Records Law and seeks a court order declaring that Governor Brown has violated Oregon’s Public Records Law and compelling compliance with that law. The Governor has moved to dismiss the complaint.

On January 21, 2016, Oracle filed a lawsuit in the Circuit Court of the State of Oregon for the County of Marion against the State of Oregon, by and through Governor Kate Brown, Attorney General Ellen Rosenblum, and three state agencies. In this lawsuit, Oracle seeks to enforce an October 2015 oral agreement to resolve all pending litigation between Oracle and the State of Oregon. The State of Oregon has moved to dismiss the complaint.

On March 8, 2016, Oracle filed a Complaint for a Writ of Mandamus in the U.S. District Court for the District of Columbia against Sylvia Burwell, Secretary, U.S. Department of Health and Human Services, in her official capacity. In this lawsuit, Oracle alleges that, as to the State of Oregon and the Oregon Health Insurance Exchange, the Secretary failed to exercise her mandatory oversight duties under the Affordable Care Act to monitor the integrity and performance of states and state health insurance exchanges that receive federal funds. Oracle seeks an order requiring the Secretary to exercise that mandatory duty and (1) direct the State of Oregon to stay or dismiss its lawsuit against Oracle, and (2) monitor and investigate all work Oregon and its subgrantees and contractors, including Oracle, did on the health insurance exchange project to determine what liabilities involving federal funds, if any, have arisen from it.

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

Cloud Software and On-Premise Software:    Our cloud software and on-premise software line of business markets, sells and delivers our application and platform technologies through our SaaS and PaaS offerings, which are certain of our software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support, and through the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others. Our application and platform technologies are substantially built on standards-based architectures that are designed to help customers reduce the cost and complexity of their IT infrastructure. Our commitment to industry standards results in software that works in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. We focus the engineering of our products and services to best connect cloud and on-premise deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness. Our software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. These approaches are designed to support customer choice and reduce customer risk. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software offerings to these customers with a sales force positioned to offer the combinations that best fit their needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

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

The substantial majority of our new software license transactions are characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues. Our SaaS and PaaS arrangements are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. Our cloud software and on-premise software segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short term. However, as discussed further below under “Supplemental Disclosure Related to Certain Charges”, our cloud software and on-premise software segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud SaaS and PaaS obligations that we assumed in our business combinations and by the amortization of intangible assets associated with companies and technologies that we have acquired.

Cloud Infrastructure as a Service:    Our cloud infrastructure as a service offerings, which represented 2% of our total revenues on a trailing 4-quarter basis, provide comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities; and deployment and management offerings for our software and hardware and related IT infrastructure including virtual machine instances that are subscription-based and designed for computing and reliable and secure object storage.

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

Software license updates and product support revenues, which represented 50% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 90% and accounted for 85% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations and by the amortization of intangible assets, both of which are discussed further below under “Supplemental Disclosure Related to Certain Charges”. However, over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

To produce our hardware products, we rely on both our internal manufacturing operations as well as third-party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers and storage products. For all other manufacturing, we generally rely on third-party manufacturing partners to produce our hardware-related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. We strive to reduce costs by simplifying our manufacturing processes through increased standardization of components across product types and a “build-to-order” manufacturing process in which products generally are built only after customers have placed firm orders.

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

Our hardware support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware support obligations assumed and by the amortization of intangible assets, both of which are discussed further below under “Supplemental Disclosure Related to Certain Charges”.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC), and we consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition;

•	Business Combinations;

•	Goodwill and Intangible Assets—Impairment Assessments;

•	Accounting for Income Taxes;

•	Legal and Other Contingencies; and

•	Stock-Based Compensation.

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

During the first nine months of fiscal 2016, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2016 compared to the same periods of fiscal 2015 was impacted by our recent acquisitions.

In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2016 compared to the same periods of fiscal 2015, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. The contributions of our acquisitions to certain of our operating segments’ revenues, margins and expenses for each of the respective period comparisons, however, generally are not provided in our discussions, as they either were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products sold would have been different; and

•

although substantially all of our software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS and PaaS contracts and hardware support contracts, the amounts shown as cloud SaaS and PaaS deferred revenues, software license updates and product support deferred revenues, and hardware support deferred revenues in our “Supplemental Disclosure Related to Certain Charges” (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of our total revenues and expenses. As a result, total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2015, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 29, 2016 and February 28, 2015, our financial statements would reflect reported revenues of $1.10 million in the first nine months of fiscal 2016 (using 1.10 as the month-end average exchange rate for the period) and $1.13 million in the first nine months of fiscal 2015 (using 1.13 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and nine months ended February 29, 2016 and February 28, 2015 using the May 31, 2015 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Total Revenues by Geography:
Americas	$4,942	-4%	-1%	$5,134	$14,620	-2%	1%	$14,974
EMEA(1)	2,661	-5%	1%	2,813	7,761	-7%	3%	8,313
Asia Pacific(2)	1,409	2%	8%	1,380	4,072	-4%	6%	4,233

Total revenues	9,012	-3%	1%	9,327	26,453	-4%	2%	27,520
Total Operating Expenses	5,985	1%	4%	5,944	17,817	1%	6%	17,631

Total Operating Margin	$3,027	-11%	-5%	$3,383	$8,636	-13%	-4%	$9,889

Total Operating Margin %	34%			36%	33%			36%
% Revenues by Geography:
Americas	55%			55%	55%			55%
EMEA	29%			30%	29%			30%
Asia Pacific	16%			15%	16%			15%
Total Revenues by Business:
Cloud and on-premise software	$7,084	-1%	3%	$7,170	$20,551	-2%	4%	$21,075
Hardware	1,135	-13%	-8%	1,299	3,385	-11%	-4%	3,798
Services	793	-7%	-2%	858	2,517	-5%	2%	2,647

Total revenues	$9,012	-3%	1%	$9,327	$26,453	-4%	2%	$27,520

% Revenues by Business:
Cloud and on-premise software	78%			77%	78%			76%
Hardware	13%			14%	13%			14%
Services	9%			9%	9%			10%

(1)	Comprised of Europe, the Middle East and Africa
(2)	Asia Pacific includes Japan

Our results of operations for the third quarter and first nine months of fiscal 2016 compared to our results of operations for the corresponding prior year periods were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 4 and 6 percentage points, total operating expenses by 3 and 5 percentage points and total operating margin by 6 and 9 percentage points during the third quarter and first nine months of fiscal 2016, respectively.

Excluding the effects of unfavorable currency variations, our total revenues increased in the fiscal 2016 periods presented due to constant currency growth in our cloud and on-premise software revenues, which was attributable to growth in our software license updates and product support revenues, growth in our SaaS, PaaS and IaaS revenues, and revenue contributions from our recent acquisitions. These constant currency increases in our revenues for the fiscal 2016 periods presented were primarily offset by constant currency decreases in our hardware business revenues during the fiscal 2016 periods presented. On a constant currency basis, total revenues growth was primarily attributable to the EMEA and Asia Pacific regions during the third quarter of fiscal 2016, partially offset by a modest decrease in the Americas region. In constant currency, the Americas region contributed 24%, the EMEA region contributed 41% and the Asia Pacific region contributed 35% of our total revenues growth during the first nine months of fiscal 2016.

Excluding the effects of favorable currency variations, our total operating expenses increased during the fiscal 2016 periods presented primarily due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, increased cloud SaaS and PaaS expenses resulting from increased headcount and infrastructure expenses to support the increase in our cloud SaaS and PaaS revenues, and higher restructuring expenses that were recorded pursuant to the Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan; see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report). These constant currency expense increases were partially offset by reductions in expenses associated with certain of our intangible assets that became fully amortized during the fiscal 2016 periods presented.

Excluding the effects of unfavorable foreign currency rate fluctuations, our total operating margin and total operating margin as a percentage of revenues decreased during the fiscal 2016 periods presented as our total expenses increased at a faster rate than our total revenues.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items:

	Three Months Ended		Nine Months Ended
(in millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Cloud software as a service and platform as a service deferred revenues(1)	$2	$3	$6	$9
Software license updates and product support deferred revenues(1)	—	3	1	9
Hardware support deferred revenues(1)	—	1	1	3
Amortization of intangible assets(2)	408	527	1,283	1,642
Acquisition related and other(3)(5)	11	8	35	12
Restructuring(4)	115	48	293	168
Stock-based compensation(5)	260	233	765	684
Income tax effects(6)	(207)	(247)	(658)	(715)

	$589	$576	$1,726	$1,812

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 29, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2016	$353
Fiscal 2017	1,016
Fiscal 2018	867
Fiscal 2019	760
Fiscal 2020	615
Fiscal 2021	470
Thereafter	1,168

Total intangible assets, net	$5,249

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first nine months of fiscal 2016 primarily related to employee severance in connection with our 2015 Restructuring Plan. Restructuring expenses during the first nine months of fiscal 2015 primarily related to costs incurred pursuant to our 2015 Restructuring Plan and our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Sales and marketing	$57	$45	$163	$131
Cloud software as a service and platform as a service	4	3	13	8
Cloud infrastructure as a service	1	1	3	3
Software license updates and product support	6	6	18	15
Hardware products	1	1	4	4
Hardware support	1	2	4	4
Services	7	8	22	23
Research and development	154	138	452	380
General and administrative	29	29	86	116

Subtotal	260	233	765	684
Acquisition related and other	—	1	3	5

Total stock-based compensation	$260	$234	$768	$689

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the third quarter and first nine months of fiscal 2016 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 22.6% for both fiscal 2016 periods presented, instead of 21.6% and 21.0%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets for the third quarter and first nine months of fiscal 2016. Income tax effects for the third quarter and first nine months of fiscal 2015 were calculated reflecting effective tax rates of 22.7% and 22.9%, respectively, instead of 20.8% and 21.4%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the same reasons as noted for the fiscal 2016 periods presented.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Cloud Software and On-Premise Software Revenues:
Americas	$1,189	-8%	-5%	$1,293	$3,262	-9%	-6%	$3,582
EMEA	645	-8%	-2%	701	1,651	-8%	0%	1,797
Asia Pacific	429	19%	24%	360	1,113	2%	11%	1,087

Total revenues	2,263	-4%	0%	2,354	6,026	-7%	-1%	6,466
Expenses:
Cloud software as a service and platform as a service(1)	288	43%	47%	200	834	64%	70%	509
Sales and marketing(1)	1,620	5%	10%	1,546	4,712	3%	10%	4,582
Stock-based compensation	57	28%	28%	44	165	27%	27%	130
Amortization of intangible assets(2)	204	-20%	-20%	255	634	-17%	-17%	760

Total expenses	2,169	6%	10%	2,045	6,345	6%	12%	5,981

Total Margin	$94	-69%	-66%	$309	$(319)	-166%	-166%	$485

Total Margin %	4%			13%	-5%			8%
% Revenues by Geography:
Americas	53%			55%	54%			55%
EMEA	28%			30%	27%			28%
Asia Pacific	19%			15%	19%			17%
Revenues by Software Offerings:
Cloud software as a service and platform as a service	$583	57%	61%	$372	$1,517	42%	46%	$1,069
New software licenses	1,680	-15%	-11%	1,982	4,509	-16%	-11%	5,397

Total cloud software and on-premise software revenues	$2,263	-4%	0%	$2,354	$6,026	-7%	-1%	$6,466

% Revenues by Software Offerings:
Cloud software as a service and platform as a service	26%			16%	25%			17%
New software licenses	74%			84%	75%			83%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations of 4 and 6 percentage points in the third quarter and first nine months of fiscal 2016, respectively, total revenues from our cloud software and on-premise software segment were flat and decreased by 1 percentage point, respectively, relative to the corresponding prior year periods. During each of the fiscal 2016 periods presented, our cloud software and on-premise software segment revenues grew due to our cloud SaaS and PaaS revenues and revenue contributions from our recent acquisitions, and were offset by decreases in our new software licenses revenues. The increases in our cloud SaaS and PaaS revenues and decreases in our new software licenses revenues during the fiscal 2016 periods presented were primarily due to the strategic emphasis placed on selling, marketing and growing our cloud software offerings and we expect these revenue trends will continue. For the fiscal 2016 periods presented, total cloud software and on-premise software constant currency revenues grew in the Asia Pacific region and were primarily offset by revenue decreases in the Americas region.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 25% and 28% in the third quarter and first nine months of fiscal 2016, respectively, and represented 25% and 24% of our new software licenses revenues in the third quarter and first nine months of fiscal 2016, respectively, in comparison to 28% in each of the third quarter and first nine months of fiscal 2015.

Excluding the effects of favorable currency rate fluctuations of 4 and 6 percentage points in the first quarter and first nine months of fiscal 2016, respectively, total cloud software and on-premise software expenses increased in the fiscal 2016 periods presented relative to the corresponding prior year periods primarily due to higher employee related expenses from increased headcount and higher cloud SaaS and PaaS expenses incurred to support the related revenues increases. These increases were partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Excluding the effects of unfavorable currency rate fluctuations, our cloud software and on-premise software segment’s total margin and total margin as a percentage of revenues decreased in the fiscal 2016 periods presented due primarily to growth in our total expenses for this operating segment.

Cloud Infrastructure as a Service:    Our cloud infrastructure as a service segment provides comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities; and virtual machine instance services that are subscription-based in which we deploy, secure, provision, manage and maintain certain of our hardware products for our customers to provide them with a set of cloud-based core infrastructure capabilities like elastic compute and storage services to run workloads in the cloud. Cloud IaaS expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. For all periods presented, our cloud IaaS segment’s revenues and expenses were substantially attributable to our comprehensive software and hardware management, maintenance and hosting services.

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Cloud Infrastructure as a Service Revenues:
Americas	$113	-2%	1%	$115	$349	7%	11%	$326
EMEA	30	-4%	2%	31	100	4%	11%	97
Asia Pacific	9	13%	22%	9	28	8%	26%	25

Total revenues	152	-2%	2%	155	477	7%	12%	448
Expenses:
Cloud infrastructure as a service(1)	87	-1%	2%	87	265	5%	10%	251
Sales and marketing(1)	17	-30%	-27%	25	55	-14%	-12%	65
Stock-based compensation	1	5%	5%	1	3	2%	2%	3
Amortization of intangible assets(2)	1	111%	111%	1	4	534%	534%	1

Total expenses	106	-6%	-4%	114	327	2%	6%	320

Total Margin	$46	11%	18%	$41	$150	17%	25%	$128

Total Margin %	30%			26%	31%			29%
% Revenues by Geography:
Americas	74%			74%	73%			73%
EMEA	20%			20%	21%			21%
Asia Pacific	6%			6%	6%			6%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

On a constant currency basis, total cloud IaaS revenues increased in the third quarter and first nine months of fiscal 2016 relative to the corresponding prior year periods primarily due to revenue contributions from our comprehensive software and hardware management, maintenance and hosting services and, for the first nine months of fiscal 2016, incremental revenue contributions from our recent acquisitions that occurred during the first quarter of fiscal 2016. Excluding the effects of currency rate fluctuations, the Americas contributed 21% and 68%, respectively, EMEA contributed 23% and 20%, respectively, and Asia Pacific contributed 56% and 12%, respectively, to the increase in cloud IaaS revenues during the third quarter and first nine months of fiscal 2016, respectively.

On a constant currency basis, total cloud IaaS expenses decreased during the third quarter of fiscal 2016 relative to the prior year period primarily due to a decrease in sales and marketing expenses. Total cloud IaaS expenses increased during the first nine months of fiscal 2016 relative to the corresponding prior year period primarily due to increased employee related expenses associated with increased headcount and increased infrastructure expenses to support our increase in IaaS revenues, the majority of which occurred during the first quarter of fiscal 2016 and was primarily attributable to our recent acquisitions.

Excluding the effects of unfavorable currency exchange variances, total margin and margin as a percentage of revenues increased during the fiscal 2016 periods presented due primarily to the increases in total revenues for this operating segment.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$2,662	2%	5%	$2,613	$7,965	3%	6%	$7,770
EMEA	1,394	-3%	4%	1,437	4,257	-5%	5%	4,503
Asia Pacific	613	0%	6%	611	1,826	-3%	7%	1,888

Total revenues	4,669	0%	5%	4,661	14,048	-1%	6%	14,161
Expenses:
Software license updates and product support(1)	287	-2%	2%	294	859	1%	8%	852
Stock-based compensation	6	-1%	-1%	6	18	18%	18%	15
Amortization of intangible assets(2)	131	-22%	-22%	168	413	-27%	-27%	566

Total expenses	424	-9%	-7%	468	1,290	-10%	-6%	1,433

Total Margin	$4,245	1%	6%	$4,193	$12,758	0%	7%	$12,728

Total Margin %	91%			90%	91%			90%
% Revenues by Geography:
Americas	57%			56%	57%			55%
EMEA	30%			31%	30%			32%
Asia Pacific	13%			13%	13%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency variations of 5 and 7 percentage points in the third quarter and first nine months of fiscal 2016, respectively, software license updates and product support revenues increased by 5% and 6% in the third quarter and first nine months of fiscal 2016, respectively, relative to the corresponding prior year periods as a result of substantially all customers electing to purchase software support contracts in conjunction with their new software licenses purchased during the trailing 4-quarter period, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effects of currency rate fluctuations, the Americas contributed 58% and 57%, respectively, EMEA contributed 25% and 27%, respectively, and Asia Pacific contributed 17% and 16%, respectively, to the increase in software license updates and product support revenues during the third quarter and first nine months of fiscal 2016, respectively.

Excluding the effects of favorable foreign currency rate fluctuations, total software license updates and product support expenses decreased during the fiscal 2016 periods presented relative to the corresponding prior year periods due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by higher other operating expenses including higher bad debt expenses. In addition, we recognized a benefit related to statutory obligations in certain jurisdictions in which we operate that we recorded during the first nine months of fiscal 2015 that reduced our expenses in that period.

Excluding the effects of unfavorable currency rate fluctuations, total margin and margin as a percentage of revenues for this segment increased during the fiscal 2016 periods presented due to the growth in total revenues for this segment and the decrease in amortization of intangible assets.

Hardware Business

Our hardware business consists of our hardware products segment and hardware support segment.

Hardware Products:    Hardware products revenues are primarily generated from the sales of our Oracle Engineered Systems, computer server, storage, networking, workstations and related devices and industry specific hardware products. We market and sell our hardware products through our direct sales force and indirect channels such as independent distributors and value added resellers. Operating expenses associated with our hardware products include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Products Revenues:
Americas	$289	-23%	-19%	$375	$892	-15%	-11%	$1,051
EMEA	192	-6%	2%	203	500	-9%	2%	552
Asia Pacific	123	-8%	-3%	134	354	-12%	-5%	404

Total revenues	604	-15%	-10%	712	1,746	-13%	-6%	2,007
Expenses:
Hardware products(1)	337	-8%	-1%	366	963	-7%	1%	1,030
Sales and marketing(1)	209	-6%	0%	223	648	-3%	6%	665
Stock-based compensation	5	16%	16%	5	15	21%	21%	13
Amortization of intangible assets(2)	34	-43%	-43%	59	116	-34%	-34%	175

Total expenses	585	-10%	-5%	653	1,742	-8%	0%	1,883

Total Margin	$19	-68%	-68%	$59	$4	-96%	-95%	$124

Total Margin %	3%			8%	0%			6%
% Revenues by Geography:
Americas	48%			53%	51%			52%
EMEA	32%			28%	29%			28%
Asia Pacific	20%			19%	20%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2016 Compared to Fiscal Third Quarter 2015:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, total hardware products revenues decreased in the third quarter of fiscal 2016 due to reductions in sales volumes of certain of our product lines, including lower margin products. On a constant currency basis, hardware products revenues decreased in the Americas and Asia Pacific regions and were offset by hardware products revenues increases in the EMEA region during the fiscal 2016 periods presented.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, total hardware products expenses decreased in the third quarter of fiscal 2016 primarily due to lower hardware products costs associated with lower hardware products revenues and due to reductions in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and total margin as a percentage of revenues decreased in the third quarter of fiscal 2016 as our total revenues decreased at a faster rate than the decrease in our total expenses for this operating segment.

First Nine Months Fiscal 2016 Compared to First Nine Months Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 7 percentage points, total hardware products revenues decreased in the first nine months of fiscal 2016 due to similar reasons as noted above. This decrease was partially offset by incremental revenues from our recently acquired companies, primarily MICROS, during the first quarter of fiscal 2016. On a constant currency basis, hardware products revenues decreased in the Americas and Asia Pacific regions and were partially offset by hardware products revenues increases in the EMEA region during the first nine months of fiscal 2016.

Excluding the effects of favorable currency rate fluctuations of 8 percentage points, total hardware products expenses were flat in the first nine months of fiscal 2016. During the first nine months of fiscal 2016, we experienced higher hardware products costs that were attributable to an increase in product revenues, primarily from MICROS, during the first quarter of fiscal 2016, which were offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and total margin as a percentage of revenues decreased in the first nine months of fiscal 2016 due to the decrease in our total revenues.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Support Revenues:
Americas	$281	-10%	-7%	$311	$863	-8%	-4%	$934
EMEA	158	-11%	-4%	176	495	-9%	1%	544
Asia Pacific	92	-8%	-2%	100	281	-10%	-1%	313

Total revenues	531	-10%	-5%	587	1,639	-8%	-2%	1,791
Expenses:
Hardware support(1)	170	-21%	-17%	216	522	-16%	-11%	624
Stock-based compensation	1	-28%	-28%	2	4	-16%	-16%	4
Amortization of intangible assets(2)	36	-3%	-3%	38	110	-11%	-11%	123

Total expenses	207	-19%	-15%	256	636	-15%	-11%	751

Total Margin	$324	-3%	3%	$331	$1,003	-4%	4%	$1,040

Total Margin %	61%			56%	61%			58%
% Revenues by Geography:
Americas	53%			53%	53%			52%
EMEA	30%			30%	30%			30%
Asia Pacific	17%			17%	17%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations of 5 and 6 percentage points during the third quarter and first nine months of fiscal 2016, respectively, hardware support revenues decreased in the fiscal 2016 periods presented relative to the corresponding prior year periods due to reductions in sales volumes of certain of our hardware product lines for which we offer hardware support. The decrease during the first nine months of fiscal 2016 was partially offset by incremental revenues from our recently acquired companies, primarily MICROS during the first quarter of fiscal 2016. On a constant currency basis, the decrease in hardware support revenues came from all regions during the third quarter of fiscal 2016 and from the Americas and Asia Pacific regions during the first nine months of fiscal 2016.

Excluding the effects of favorable currency rate fluctuations of 4 percentage points in each of the fiscal 2016 periods presented, total hardware support expenses decreased in the fiscal 2016 periods presented relative to the corresponding prior year periods primarily due to reductions in employee related and other expenses due to reduced headcount and reduced external contractor costs as we integrated MICROS into our operations, and also due to decreases in bad debt expenses. In addition, certain of our intangible assets became fully amortized and reduced expense during the fiscal 2016 periods presented.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in the fiscal 2016 periods presented due to the expense reductions for this segment.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Services Revenues:
Americas	$408	-4%	0%	$427	$1,289	-2%	3%	$1,311
EMEA	242	-8%	-1%	265	758	-8%	3%	820
Asia Pacific	143	-14%	-9%	166	470	-9%	0%	516

Total revenues	793	-7%	-2%	858	2,517	-5%	2%	2,647
Expenses:
Services(1)	650	-9%	-4%	716	2,036	-6%	2%	2,156
Stock-based compensation	7	-15%	-15%	8	22	-5%	-5%	23
Amortization of intangible assets(2)	2	-70%	-70%	6	6	-63%	-63%	17

Total expenses	659	-10%	-5%	730	2,064	-6%	1%	2,196

Total Margin	$134	6%	12%	$128	$453	0%	10%	$451

Total Margin%	17%			15%	18%			17%
% Revenues by Geography:
Americas	51%			50%	51%			50%
EMEA	31%			31%	30%			31%
Asia Pacific	18%			19%	19%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2016 Compared to Fiscal Third Quarter 2015:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, our total services revenues decreased during the third quarter of fiscal 2016 due primarily to revenue decreases in our consulting segment partially offset by increases in our advanced customer support segment of which the majority of the growth was attributable to our recent acquisitions.

Excluding the effects of favorable currency rate fluctuations, our total services expenses decreased during the third quarter of fiscal 2016 primarily due to a decrease in employee related expenses and lower external contractor costs.

In constant currency, total services margin and total margin as a percentage of total services revenues increased during the third quarter of fiscal 2016 as our total costs decreased at a faster rate than our total revenues for this business.

First Nine Months Fiscal 2016 Compared to First Nine Months Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 7 percentage points, our total services revenues increased during the first nine months of fiscal 2016 due primarily to revenue increases in our advanced customer support segment of which the majority of the growth was attributable to our recent acquisitions.

Excluding the effects of favorable currency rate fluctuations of 7 percentage points, our total services expenses increased slightly in the first nine months of fiscal 2016 due to an increase in employee related expenses and higher external contractor costs, both of which were primarily attributable to incremental contributions from MICROS during our first quarter of fiscal 2016.

In constant currency, total services margin and total margin as a percentage of total services revenues increased during the first nine months of fiscal 2016 as total revenues increased at a faster rate than the increase in our total expenses for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and development(1)	$1,265	3%	5%	$1,232	$3,801	2%	5%	$3,708
Stock-based compensation	154	11%	11%	138	452	19%	19%	380

Total expenses	$1,419	4%	5%	$1,370	$4,253	4%	6%	$4,088

% of Total Revenues	16%			15%	16%			15%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2016 periods presented relative to the corresponding prior year periods primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions, and also due to increased infrastructure expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for information technology, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
General and administrative(1)	$261	17%	22%	$223	$746	9%	15%	$683
Stock-based compensation	29	-1%	-1%	29	86	-26%	-26%	116

Total expenses	$290	15%	20%	$252	$832	4%	9%	$799

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2016 periods presented relative to the corresponding prior year periods primarily due to increased salaries expenses resulting from increased headcount and due to higher professional services expenses, primarily legal related expenses.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Software support agreements and related relationships	$93	-21%	-21%	$117	$297	-28%	-28%	$412
Hardware support agreements and related relationships	37	0%	0%	37	109	0%	0%	109
Developed technology	134	-25%	-25%	179	427	-19%	-19%	526
Core technology	23	-47%	-47%	43	70	-52%	-52%	147
Customer relationships and contract backlog	54	-33%	-33%	80	177	-25%	-25%	237
SaaS, PaaS and IaaS agreements and related relationships and other	53	2%	2%	52	160	7%	7%	150
Trademarks	14	-26%	-26%	19	43	-30%	-30%	61

Total amortization of intangible assets	$408	-23%	-23%	$527	$1,283	-22%	-22%	$1,642

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Transitional and other employee related costs	$8	-45%	-43%	$14	$40	-11%	-10%	$46
Stock-based compensation	—	-100%	-100%	1	3	-43%	-43%	5
Professional fees and other, net	1	115%	118%	(7)	10	125%	125%	(39)
Business combination adjustments, net	2	824%	726%	—	(18)	*	*	—

Total acquisition related and other expenses	$11	38%	42%	$8	$35	201%	226%	$12

*	Not meaningful

Fiscal Third Quarter 2016 Compared to Fiscal Third Quarter 2015:    On a constant currency basis, the increase in acquisition related and other expenses during the third quarter of fiscal 2016 relative to the prior year period was primarily due to higher professional fees and other costs, net.

First Nine Months Fiscal 2016 Compared to First Nine Months Fiscal 2015:    On a constant currency basis, the increase in acquisition related and other expenses during the first nine months of fiscal 2016 relative to the prior year period was primarily due to a $53 million benefit related to certain litigation that we recorded during the first nine months of fiscal 2015, which decreased acquisition related and other expenses in that period. We also recorded an acquisition related benefit of $19 million during the first nine months of fiscal 2016, which reduced our expenses during such period.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Restructuring expenses	$115	141%	157%	$48	$293	74%	100%	$168

Restructuring expenses in the fiscal 2016 periods presented primarily related to our 2015 Restructuring Plan. Restructuring expenses in the fiscal 2015 periods presented primarily related to our 2015 Restructuring Plan and our 2013 Restructuring Plan. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2015 Restructuring Plan are up to $525 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2015 Restructuring Plan were approximately $125 million as of February 29, 2016 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2016. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of May 31, 2015 (Note 9 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 contains additional information pertaining to our 2013 Restructuring Plan). Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest expense	$360	32%	32%	$273	$1,105	35%	35%	$817

Interest expense increased in the fiscal 2016 periods presented due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in May 2015. We also issued $10.0 billion of senior notes in July 2014, which contributed to additional interest expense during the first nine months of fiscal 2016 relative to the corresponding prior year period. These increases in interest expense during the fiscal 2016 periods presented were partially offset by reductions in interest expense resulting from the maturity and repayment of $2.0 billion of senior notes in January 2016. Interest expense was also reduced in the first nine months of fiscal 2016 relative to the corresponding prior year period by the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$141	73%	77%	$82	$382	53%	59%	$250
Foreign currency losses, net	(15)	-52%	-82%	(32)	(68)	-35%	-49%	(105)
Noncontrolling interests in income	(36)	106%	106%	(17)	(95)	-5%	-5%	(100)
Other (loss) income, net	(25)	441%	444%	7	(40)	296%	299%	20

Total non-operating income, net	$65	62%	86%	$40	$179	174%	228%	$65

On a constant currency basis, our non-operating income, net for the fiscal 2016 periods presented increased due to higher interest income resulting from higher interest rates and higher cash, cash equivalent and short-term investment balances and due to lower net foreign currency losses.

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

	Three Months Ended				Nine Months Ended
	February 29, 2016	Percent Change		February 28, 2015	February 29, 2016	Percent Change		February 28, 2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Provision for income taxes	$590	-10%	-3%	$655	$1,623	-17%	-8%	$1,956

Effective tax rate	21.6%			20.8%	21.0%			21.4%

Fiscal Third Quarter 2016 Compared to Fiscal Third Quarter 2015:    Provision for income taxes in the third quarter of fiscal 2016 decreased, relative to the provision for income taxes during the third quarter of fiscal 2015, due in substantial part to lower net income before provision for income taxes during the third quarter of fiscal 2016, as well as the retroactive permanent extension of the U.S. research and development credit, partially offset by unfavorable changes in the jurisdictional mix of our earnings during the third quarter of fiscal 2016.

First Nine Months Fiscal 2016 Compared to First Nine Months Fiscal 2015:    Provision for income taxes in the first nine months of fiscal 2016 decreased, relative to the provision for income taxes during the first nine months of fiscal 2015, due in substantial part to lower net income before provision for income taxes during the first nine months of fiscal 2016, as well as settlements with certain tax authorities, partially offset by unfavorable changes in the jurisdictional mix of our earnings during the first nine months of fiscal 2016.

Liquidity and Capital Resources

(Dollars in millions)	February 29, 2016	Change	May 31, 2015
Working capital	$45,244	-4%	$47,314
Cash, cash equivalents and marketable securities	$50,767	-7%	$54,368

Working capital:    The decrease in working capital as of February 29, 2016 in comparison to May 31, 2015 was primarily due to cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first nine months of fiscal 2016. These unfavorable working capital movements were partially offset by the favorable impacts to our net current assets resulting from our net income during the first nine months of fiscal 2016. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The decrease in cash, cash equivalents and marketable securities at February 29, 2016 in comparison to May 31, 2015 was primarily due to repurchases of our common stock, the repayment of $2.0 billion of senior notes, the payment of cash dividends to our stockholders, and cash used for capital expenditures, all of which occurred during the first nine months of fiscal 2016. These decreases to our cash, cash equivalents and marketable securities were partially offset by cash flows generated from our operations and, to a lesser extent, cash inflows from stock option exercises, both of which occurred during the first nine months of fiscal 2016. Cash, cash equivalents and marketable securities included $46.8 billion held by our foreign subsidiaries as of February 29, 2016, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally strengthened against certain major international currencies during the first nine months of fiscal 2016, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of February 29, 2016 relative to what we would have reported using constant currency rates from our May 31, 2015 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 38 days at February 29, 2016 compared with 47 days at May 31, 2015. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first nine months of fiscal 2016 and seasonality resulting in a large volume of software license, hardware products and software support balances outstanding as of May 31, 2015.

	Nine Months Ended
(Dollars in millions)	February 29, 2016	Change	February 28, 2015
Net cash provided by operating activities	$9,831	-2%	$10,053
Net cash used for investing activities	$(4,026)	-74%	$(15,323)
Net cash (used for) provided by financing activities	$(11,689)	636%	$2,182

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

Net cash provided by operating activities decreased in the first nine months of fiscal 2016 in comparison to the first nine months of fiscal 2015 primarily due to the cash unfavorable effects of lower net income and the related unfavorable foreign currency exchange rate variances of 9 percentage points on our net income during the first nine months of fiscal 2016. These decreases during the first nine months of fiscal 2016 were partially offset by cash favorable changes in certain working capital items relative to the changes for these items in the corresponding prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first nine months of fiscal 2016 primarily due to a decrease in cash used for acquisitions, net of cash acquired, and a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) relative to the corresponding changes for these items in the prior year period. These decreases were partially offset by an increase in capital expenditures to support our cloud offerings and research and development functions.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

We used net cash for financing activities of $11.7 billion during the first nine months of fiscal 2016 in comparison to net cash provided by financing activities of $2.2 billion during the first nine months of fiscal 2015. The change in financing activities cash flows during the first nine months of fiscal 2016 in comparison to the first nine months of fiscal 2015 was primarily related to $8.4 billion of net cash inflows from debt issuances, net of debt repayments, during the first nine months of fiscal 2015 in comparison to $2.0 billion of net cash outflows related to debt settlements during the first nine months of fiscal 2016. In addition, we also increased our stock repurchase activity during the first nine months of fiscal 2016, which increased our cash used in the fiscal 2016 period relative to the corresponding prior year period.

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

	Trailing 4-Quarters Ended
(Dollars in millions)	February 29, 2016	Change	February 28, 2015
Net cash provided by operating activities	$14,114	-3%	$14,509
Capital expenditures	(1,606)	69%	(948)

Free cash flow	$12,508	-8%	$13,561

Net income	$8,844		$10,827

Free cash flow as percent of net income	141%		125%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $548 million and $864 million, respectively, or approximately 12% and 16%, respectively, of our new software licenses revenues in the first nine months of fiscal 2016 and 2015, and $102 million and $103 million, respectively, or approximately 6% and 5%, respectively, of our hardware products revenues in the first nine months of fiscal 2016 and 2015.

Recent Financing Activities:

Common Stock Repurchases: Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 29, 2016, approximately $809 million remained available for stock repurchases pursuant to our stock repurchase program prior to the March 2016 program expansion. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Senior Notes: In January 2016, our $2.0 billion of 5.25% senior notes due January 2016 matured and were repaid.

Contractual Obligations:    During the first nine months of fiscal 2016, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015.

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

We recognize that stock options and restricted stock-based awards dilute existing stockholders and have sought to control the number of stock options and restricted stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2012 has been a weighted average annualized rate of 1.6% per year. The potential dilution percentage is calculated as the average annualized new stock options or restricted stock-based awards granted and assumed, net of stock options and restricted stock-based awards forfeited by employees leaving the company, divided by the weighted average outstanding shares during the calculation period. This maximum potential dilution will only result if all stock options are exercised and restricted stock-based awards vest. Of the outstanding stock options at February 29, 2016, which generally have a 10-year exercise period, 13.8% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 29, 2016, the maximum potential dilution from all outstanding and unexercised stock options and restricted stock-based awards, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2016. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2015 for a more complete discussion of the market risks we encounter.

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

Inherent Limitations on Effectiveness of Controls:    Our management, including our Principal Executive Officers, one of whom is our Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 29, 2016, approximately $809 million remained available for stock repurchases pursuant to our stock repurchase program prior to the March 2016 program expansion.

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

The following table summarizes the stock repurchase activity for the three months ended February 29, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2015—December 31, 2015	19.1	$37.69	19.1	$2,276.4
January 1, 2016—January 31, 2016	23.3	$34.85	23.3	$1,464.8
February 1, 2016—February 29, 2016	18.2	$36.07	18.2	$809.0

Total	60.6	$36.11	60.6

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 29, 2016 and May 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 2016 and February 28, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended February 29, 2016 and February 28, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 18, 2016	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 18, 2016	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer