Form 10-K
period 2016-05-31
ORACLE CORP
filed 2016-06-22
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $118,269,080,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2016, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 15, 2016: 4,122,730,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2016 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2016

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

•

our expectation that the total revenues of our cloud and on-premise software business generally will continue to increase due to continued demand for our software products, expected growth in our cloud and software license updates and product support offerings, and contributions from acquisitions;

•

our expectation that we will continue to place significant strategic emphasis on growing our cloud software as a service (SaaS) and platform as a service (PaaS) business, which will affect the growth of our cloud SaaS and PaaS revenues and our new software license revenues and the related expenses;

•	our intention that we will renew our cloud SaaS and PaaS contracts when they are eligible for renewal;

•	our belief that software license updates and product support revenues and margins will grow;

•	our belief that our PaaS offerings are a large opportunity for us to expand our cloud and on-premise software business;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and on-premise software business;

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

•

our belief that we have adequately provided under U.S. generally accepted accounting principles for outcomes related to our tax audits and that the final outcome of our tax-related examinations, agreements or judicial proceedings will not have a material effect on our results of operations, our assumptions regarding the potential U.S. income tax liability associated with any repatriation of our undistributed earnings held by our foreign subsidiaries, and our belief that our net deferred tax assets will be realized in the foreseeable future;

•	our estimates and current intentions regarding potential future goodwill impairment losses, if any;

•

our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	the timing and amount of our stock repurchases;

•	our expectation that seasonal trends will continue in the future;

•	our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;

•

our expectation that to the extent customers renew support contracts or cloud SaaS and PaaS contracts from companies that we have acquired, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware revenues;

•

the timing of customer orders and delays in our ability to manufacture or deliver a few large transactions substantially affecting the amount of hardware products revenues, expenses and operating margins that we will report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2017, which runs from June 1, 2016 to May 31, 2017.

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

PART I

Item 1.     Business

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—application, platform and infrastructure. Our Oracle Cloud offerings provide a comprehensive and fully integrated stack of application, platform, compute and storage services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our on-premise offerings include Oracle database and middleware software, application software, hardware (Oracle Engineered Systems, servers, storage, networking and industry-specific products), and related support and services. We provide our cloud and on-premise offerings to over 400,000 worldwide customers via deployment models that best suit their needs.

Our comprehensive and fully integrated stack of SaaS, PaaS and IaaS offerings integrate the software, hardware and services on the customers’ behalf in IT environments that we deploy, support and manage for the customer. Our integrated Oracle Cloud offerings are designed to be rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; connectable among differing deployment models to enable interchangeability and extendibility between cloud and on-premise IT environments; compatible to easily move workloads between on-premise IT environments and the Oracle Cloud; cost-effective by requiring lower upfront customer investment; and secure, standards-based and reliable. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments.

In addition to providing a broad spectrum of cloud offerings, we develop and sell our products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. In fiscal 2016, 2015 and 2014, we invested $5.8 billion, $5.5 billion and $5.2 billion, respectively, in research and development to enhance our existing portfolio of offerings and products and to develop new technologies and services. We have a deep understanding as to how all components within IT environments—application, platform and infrastructure—interact and function with one another. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to take advantage of our research and development investments and deep IT expertise by purchasing and renewing Oracle support offerings, which may include product enhancements that we periodically deliver to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products, among others, or by renewing their SaaS, PaaS and IaaS contracts with us.

As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT resources are deployed and managed through the Oracle Cloud, while other of their IT resources are deployed and managed on-premise, and both sets of resources can be managed as one. Our recently introduced Oracle Cloud at Customer provides an additional deployment model that customers may opt for and utilizes the Oracle Cloud Machine to bring certain Oracle Cloud PaaS and IaaS offerings to a customer’s on-premise IT environment to meet data sovereignty, data residency, data protection and regulatory business policy requirements, among others. We focus the engineering of our products and services to best connect different deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness.

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

We have three businesses that deliver our application, platform and infrastructure technologies: cloud and on-premise software, hardware and services. These businesses can be further divided into certain operating segments (Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provides additional information related to our operating segments):

•

our cloud and on-premise software business is comprised of three operating segments: (1) cloud software and on-premise software, which includes our SaaS and PaaS offerings, (2) cloud infrastructure as a service and (3) software license updates and product support. Our cloud and on-premise software business represented 78%, 77% and 76% of our total revenues in fiscal 2016, 2015 and 2014, respectively;

•

our hardware business is comprised of two operating segments: (1) hardware products and (2) hardware support. Our hardware business represented 13% of our total revenues in fiscal 2016, and 14% of our total revenues in each of fiscal 2015 and 2014; and

•

our services business is comprised of the remainder of our operating segments and offers consulting services, enhanced support services and education services. Our services business represented 9% of our total revenues in each of fiscal 2016 and 2015, and 10% of our total revenues in fiscal 2014.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Application, Platform and Infrastructure Technologies

Oracle’s comprehensive portfolio of application, platform and infrastructure technologies address an organization’s business, infrastructure and development IT requirements. Our applications, platform and infrastructure technologies are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. We offer these technologies through our cloud and on-premise software, hardware and services businesses and deliver them through flexible and interoperable deployment models that enable customer choice and best meet customer IT needs.

Application and Platform Technologies

Our application and platform technologies consist of comprehensive on-premise and cloud software offerings including our SaaS and PaaS offerings, Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, and related support.

Our application and platform technologies are substantially built on standards-based architectures that are designed to help customers reduce the cost and complexity of their IT infrastructure. Our commitment to industry standards results in software that works in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. This approach is designed to support customer choice and reduce customer risk. Our software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third-party UNIX products, among others.

Our application and platform technologies are marketed, sold and delivered through our cloud and on-premise software business, which includes our cloud software and on-premise software segment and software license updates and product support segment, among others. Cloud software and on-premise software revenues represented 25%, 26% and 28% of our total revenues in fiscal 2016, 2015 and 2014, respectively. Software license updates and product support revenues represented 51%, 49% and 47% of our total revenues in fiscal 2016, 2015 and 2014, respectively.

Application Technologies

Our application technologies are available through subscription to our Oracle Cloud SaaS offerings or by the purchase of an on-premise software license. Regardless of the deployment model selected, our application technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable agility, compatibility and extendibility.

Our application technologies are generally designed using an industry standards-based architecture to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. In addition to applications that are deployable to meet a number of business automation requirements across a broad range of industries, we also offer industry-specific applications through a focused strategy of investments in internal development and strategic acquisitions. Our industry-specific applications provide solutions to customers in the communications, engineering and construction, financial services, healthcare, hospitality and retail, manufacturing, public and utilities sectors, among others. Our ability to offer applications to address industry-specific complex processes provides us an opportunity to expand our customers’ knowledge of our broader product offerings and address customer-specific technology challenges.

Oracle Cloud Software as a Service (SaaS)

Our broad spectrum of SaaS offerings provides customers a choice of software applications that are delivered via a cloud-based IT environment that we host, manage and support. Our SaaS offerings are built upon open industry standards such as SQL, Java and HTML5 for easier application accessibility, integration and development. Our SaaS offerings include a broad suite of modular, next-generation cloud software applications that span core business functions including human capital management (HCM), enterprise resource planning (ERP), customer experience (CX), and supply chain management (SCM), among others. We also offer a number of cloud-based industry solutions to address specific customer needs within certain industries.

We believe the comprehensiveness and breadth of our SaaS offerings provide greater benefit to our customers and differentiate us from many of our competitors that offer more limited or specialized cloud-based applications. Our SaaS offerings are designed to be interoperable with one another, thereby limiting the integration and tuning of multiple cloud applications from multiple vendors. Our SaaS offerings are designed to deliver secure data isolation and flexible upgrades, self-service access controls for users, a Service-Oriented Architecture (SOA) for integration with on-premise systems, built-in social, mobile and business insight capabilities, and a high performance, high availability infrastructure based on our infrastructure technologies including Oracle Engineered Systems. These SaaS capabilities are designed to simplify IT environments and enable customers to focus resources on business growth opportunities.

Oracle Human Capital Management Cloud

Oracle HCM cloud applications are designed to be complete and integrated to help organizations find, grow and retain the best talent, enable collaboration, provide complete workforce insights, increase operational efficiency and enable people to connect from any device. Oracle HCM Cloud includes:

•	Oracle Recruiting Cloud, which is designed to provide customers the ability to identify, source, recruit, screen and hire applicants efficiently and collaboratively;

•	Oracle HR Cloud, which is designed to provide organizations a complete view of their employee base and permit employees to manage their profiles and collaborate with other employees;

•	Oracle Compensation and Benefits Cloud, which is designed to provide organizations the tools to manage employee compensation, benefits, and payroll;

•	Oracle Performance Management Cloud, which is designed to provide customers with the ability to set meaningful performance management goals and capture feedback about employees to help them develop;

•	Oracle Learning Cloud, which is designed to provide customers with the ability to create and deliver personalized learning content to multiple audiences and track compliance; and

•	Oracle Workforce Management Cloud, which allows customers to track, monitor and increase accuracy of time reporting and implement absence and leave policies globally or locally.

Oracle Enterprise Resource Planning Cloud

Oracle Enterprise Resource Planning Cloud is designed to be complete, global and integrated to help organizations of all sizes optimize their back office operations. A single data and security model and common user interface across the ERP cloud application portfolio are designed to deliver better decision-making and improved workforce productivity. Thousands of customers use our integrated suite of ERP cloud applications that include, among others:

•

Oracle Enterprise Performance Management Cloud, which is designed to help organizations of any size deliver predictable performance, generate accurate reporting and connect around consistent information, and includes Enterprise Planning Cloud, Account Reconciliation Cloud, and Enterprise Performance Reporting Cloud offerings;

•	Oracle Financials Cloud, a financial management solution that is designed to be comprehensive, integrated and highly scalable for global companies in a wide variety of industries;

•

Oracle Procurement Cloud, which is designed to streamline the source-to-pay process through automation and social collaboration to help organizations manage the procurement process and control costs; and

•

Oracle Project Management Cloud, which is designed to optimize the project management process by using a comprehensive set of modern application tools including role-based analytics, social collaboration, costing and controls.

Oracle Customer Experience Cloud

Oracle Customer Experience Cloud is designed to be complete and integrated to help organizations deliver consistent and personalized customer experiences across all channels, touch points and interactions. Our CX cloud applications include, among others:

•

Oracle Marketing Cloud, which is designed to personalize customer experiences on a consistent platform and to increase customer engagement, advocacy and revenue generating possibilities using cross-channel, content and social marketing solutions with integrated data management and activation;

•

Oracle Sales Cloud, which is designed to enable sales teams to engage with their customers earlier and to generate customer orders more frequently via a platform that equips sales teams with processes, tools, resources and intelligence to leverage as a part of the sales cycle;

•

Oracle Commerce Cloud, which is designed to enable secure customer transactions through almost any device, to be scalable and to support personalized customer experiences through customer search, merchandising, promotions and content management capabilities;

•	Oracle Configure, Price and Quote Cloud, which is designed to help sales teams, channels and ecommerce sites sell faster, more easily and more accurately through almost any device;

•

Oracle Service Cloud, which is designed to provide a unified web, social, and contact center platform that is used to understand customer needs, to resolve customer problems and to ensure the delivery of accurate information to users; and

•

Oracle Field Service Cloud, which is designed to manage the efficient scheduling, dispatch and routing of field service technicians and spare parts to resolve problems and deliver customer service at customer sites.

Oracle Supply Chain Management Cloud

Our Oracle Supply Chain Management Cloud is designed to help organizations optimize their supply chains and innovate products quickly. Oracle Supply Chain Management Cloud applications include:

•	Oracle Product Lifecycle Management Cloud, which provides a unified platform designed to help customers rapidly innovate, develop and commercialize profitable products;

•	Oracle Supply Chain Planning Cloud, which is designed to allow customers to interactively balance demand and supply to improve supply chain responsiveness and optimize inventory;

•	Oracle Inventory Management Cloud, which is designed to provide visibility and management of material flows, warehouse work and product costs across the supply chain;

•	Oracle Order Management Cloud, which is designed to enable customer order management from order capture channels and to orchestrate the entire order to cash process;

•	Oracle Order Manufacturing Cloud, which is designed for customers to run manufacturing systems and streamline manufacturing processes; and

•	Oracle Logistics Cloud, which is designed to enable management of all transportation modes within and across borders to reduce costs, increase efficiency and ensure compliance.

Oracle Cloud Industry Solutions

Oracle Cloud Industry Solutions are industry-specific SaaS applications that are designed to address the distinct requirements of the communications, financial services, healthcare, hospitality and retail, manufacturing and utilities sectors, among others.

Oracle Data Cloud

Oracle Data Cloud is designed to enable organizations to leverage consumer data to inform and measure marketing strategies and programs. Oracle Data Cloud includes Oracle Data as a Service (DaaS), which is an offering that provides a centralized way to source, manage and furnish external data to business users through a cloud service for marketing and customer intelligence purposes.

Oracle Applications

We license Oracle Applications software for use in data centers and related on-premise IT environments to manage and automate core business functions across the enterprise, including human capital and talent management; customer experience and customer relationship management; financial management and governance, risk and compliance; procurement; project portfolio management; supply chain management; business analytics and enterprise performance management; and industry-specific applications, among others. Our Oracle Applications software strategy is designed to provide customers with complete choice and a secure path to benefit from the latest technological advances.

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

Platform Technologies

Our comprehensive platform technologies include license and subscription-based database, middleware and development software offerings including Oracle Database software, the world’s most popular enterprise database, and Java, the computer industry’s most widely-used software development language, among others. Our platform technologies are designed to provide a cost-effective, standards-based, high-performance platform for running and managing business applications for midsize businesses, as well as large, global enterprises. Our customers are increasingly focused on reducing the total cost of their IT infrastructure and we believe that our platform technologies help them achieve this goal.

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

Oracle Cloud Platform as a Service (PaaS)

Oracle Cloud Platform as a Service is designed to provide a broad suite of services to rapidly build and deploy applications—or extend Oracle Cloud SaaS applications—using Oracle’s enterprise-grade platform technologies. Customers and partners can use our open, standards-based PaaS offerings that are based on Java, Oracle Fusion Middleware, and our Oracle Database Cloud service, including tools for a variety of use cases across data management, application development, enterprise integration, content sharing and collaboration, visual analysis reporting and IT operations management.

We believe our PaaS offerings are a large opportunity for us to expand our cloud and on-premise software business. We believe our customers increasingly recognize the value of access to Oracle Database, Oracle Fusion Middleware and Java via a low cost, rapidly deployable, flexible and interoperable services model that Oracle manages and maintains on their behalf. We believe that we can market and sell our PaaS offerings to our extensive installed base of database, middleware, and applications customers, and reach a broader ecosystem of developers and partners. We also believe we can expand the market of our PaaS services to small to medium-sized enterprises and non-IT lines of business purchasers.

Oracle Data Management Cloud

Oracle Data Management Cloud is designed to provide a broad and integrated set of capabilities for building, deploying, and managing data-driven applications. Our Oracle Data Management Cloud offerings include the following, among others:

•

Oracle Database Cloud Service, which is designed to provide customers with access to the Oracle Database via a cloud computing IT model. It provides customers with a choice of a dedicated database instance with direct network connections and full administrative control, or a dedicated schema with a full development and deployment platform managed by Oracle. We also offer Oracle Exadata Cloud Service, which is a database cloud service that combines the Oracle Database with the high performance and high availability of an Oracle Exadata Engineered System;

•	Oracle Database Backup Cloud Service, which is designed as a secure, scalable, on-demand storage solution for backing up Oracle databases to an off-site storage location within the Oracle Cloud;

•

Oracle Big Data Cloud Service, which is a data management platform that is designed to run a variety of big data workloads and technologies while simplifying operations and, when combined with Oracle Big Data SQL Cloud Service, enables organizations to analyze data across Hadoop, NoSQL and Oracle SQL; and

•	Oracle Big Data Preparation Cloud Service, which is designed to be an enterprise data processing and enrichment solution in the Oracle Cloud built natively for Hadoop and Spark.

Oracle Application Development Cloud

Oracle Application Development Cloud offerings are based upon an end-to-end Java EE framework and are designed to simplify application development by providing out-of-the-box infrastructure services and visual and declarative development experiences. Our Oracle Application Development Cloud offerings include the following, among others:

•	Oracle Java Cloud Service, which is a platform and infrastructure cloud solution designed for building, deploying and managing Java EE applications easily, rapidly and agilely;

•

Oracle Developer Cloud Service, which is designed to be an easy-to-use, automatically provisioned enterprise development platform deployed in the cloud that supports the complete software development lifecycle;

•

Oracle Messaging Cloud Service, which is a cloud-based messaging service that is designed to enable reliable communication between software components both in the Oracle Cloud and on-premise using standard interfaces;

•

Oracle Mobile Cloud Service, which is designed to assist developers in defining mobile application programming interfaces (APIs) and building mobile applications that connect to enterprise systems quickly and securely;

•

Oracle Application Builder Cloud Service, which is designed to enable the creation and hosting of business applications with a visual development environment from a web browser that integrates with Oracle SaaS applications such as Oracle Sales Cloud; and

•

Oracle Application Container Cloud, which is designed to enable the development of additional programming languages like Java SE and Node.JS within the Oracle Cloud and provides additional lifecycle tools for continuous integration and deployment.

Oracle Integration Cloud

Oracle Integration Cloud is designed to provide organizations with a unified and comprehensive solution to integrate disparate cloud and on-premise applications. Our Oracle Integration Cloud offerings include, among others:

•	Oracle Integration Cloud Service, which is designed to simplify the connections of SaaS applications and on-premise systems using an intuitive user interface;

•	Oracle SOA Cloud Service, which is designed to provide an integration platform to enable organizations to develop and deploy APIs and integration projects;

•

Oracle API Catalog Cloud Service, which is a collection of machine-readable APIs from a collection of Oracle’s SaaS and PaaS applications that is designed to facilitate integration between applications in the Oracle Cloud;

•

Oracle Internet of Things (IoT) Cloud Service, which is designed to provide an end-to-end solution for developing IoT-based applications by connecting existing sensors and devices to analytics engines in the Oracle Cloud; and

•	Oracle GoldenGate Cloud Service, which is designed to be a real-time, high performance, scalable, and secure public cloud data integration and replication solution.

Oracle Content and Process Cloud

Oracle Content and Process Cloud is designed to enable business users to easily collaborate, simplify business automation and communicate more effectively and includes the following offerings, among others:

•	Oracle Documents Cloud Service, which is an enterprise level, content collaboration solution that is designed to enable information to be accessed, uploaded and shared via the Oracle Cloud;

•	Oracle Sites Cloud Service, which is designed to enable the assembly of content, applications and processes to rapidly build and publish marketing and community websites; and

•

Oracle Process Cloud Service, which is designed to enable organizations to collaboratively model business processes, design forms, model decisions, and implement and deploy a process application to automate business tasks that are typically repetitive and manual.

Oracle Business Analytics Cloud

Oracle Business Analytics Cloud delivers business analytics across the entire enterprise and includes the following offerings, among others:

•

Oracle Business Intelligence Cloud Service is a cloud-based, enterprise-class analytics platform for creating business intelligence applications that are designed to convert data into business insight to optimize decision-making; and

•	Oracle Data Visualization Cloud Service, which is designed to enable the exploration of data across multiple platforms and devices using self-service discovery and visual analysis tools.

Oracle Management Cloud

Oracle Management Cloud is a suite of integrated monitoring, management, and analytics cloud services that is designed to provide real-time analysis and technical and business insights. Oracle Management Cloud includes the following offerings, among others:

•

Oracle Application Performance Monitoring Cloud Service, which is designed to provide development and operations teams with information to find and fix application issues including end user and application performance information (with associated application logs);

•

Oracle IT Analytics Cloud Service, which is designed to provide insight into the performance, availability, and capacity of applications and infrastructure to enable IT decision-making based on a complete set of analyses; and

•

Oracle Log Analytics Cloud Service, which is designed to monitor, aggregate, index and analyze log data from applications and infrastructure and enable users to search, explore, and correlate this data to troubleshoot problems faster, derive operational insight and make better decisions.

Oracle Cloud at Customer

Oracle Cloud at Customer utilizes the Oracle Cloud Machine to bring certain Oracle Cloud PaaS and IaaS offerings to a customer’s on-premise IT environment on a subscription basis. As an on-premise implementation of the Oracle Cloud, Oracle Cloud at Customer offerings are designed to enable customers to use certain Oracle Cloud PaaS and IaaS offerings while meeting data sovereignty, data residency, data protection and regulatory business policy requirements, among others.

Oracle Database

We license to customers our Oracle Database software, which is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data, including: transactional data, business information and analytics; semi-structured and unstructured data in the form of weblogs, text, social media feeds, XML files, office documents, images, video and spatial images; and other specialized forms of data, such as graph data. Oracle Database software is used for a variety of purposes, including with packaged applications and custom applications for transaction processing, data warehousing and business intelligence and as a document repository or specialized data store. Security continues to be a critical characteristic of the Oracle Database and the latest version includes a number of security enhancements and new features including, among others, encryption of data in motion, conditional auditing, real application security, and transparent sensitive data protection. All security capabilities available are compatible with the Oracle Multitenant architecture option, which enables customers to quickly and efficiently address the unique security requirements of each of their database instances.

A number of optional add-on products are available with Oracle Database Enterprise Edition software to address specific customer requirements, including:

•

a comprehensive portfolio of advanced defense, in-depth security solutions that safeguard data at the source including Oracle Advanced Security, Oracle Database Vault and Oracle Data Masking and Subsetting, as well as detective security options including Oracle Audit Vault and Database Firewall. Oracle Database security options are designed to ensure data privacy, protect against insider threats, and enable regulatory compliance for both Oracle and non-Oracle databases;

•

in the areas of cloud computing and consolidation, we offer the Oracle Multitenant software option that is designed to make it easier to consolidate multiple databases quickly and manage them as a cloud service, which enables customers to easily consolidate multiple databases into one without changing their applications. Our Oracle Multitenant architecture option offers the efficiency and cost savings of managing many databases at one time, yet retains the isolation and resource prioritization of separate databases that is necessary for multitenant cloud services; and

•	in the areas of performance and scalability, we offer Oracle Real Application Clusters, Oracle Database In-Memory, Oracle Advanced Compression and Oracle Partitioning software options. Deploying the

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

We believe most businesses view big data as a high-value source of business intelligence that can be used to gain new insights into customer behavior, anticipate future demand more accurately, align workforce deployment with business activity forecasts and accelerate the pace of operations, among others. Oracle offers a comprehensive portfolio of products and services to help enterprises capture, manage and analyze big data alongside an enterprise’s existing enterprise and streaming data.

Oracle big data solutions for capturing unstructured, streaming and structured data complement existing Oracle Database environments and include Oracle NoSQL Database and popular open source software such as the Hadoop File System. Oracle Data Integration and Oracle Big Data Connectors are designed to easily and non-invasively integrate data from Hadoop file systems or Oracle NoSQL databases and Oracle databases to enable a data warehouse to further organize, analyze, interpret, report on and act on information from these high volume data sources.

We offer Oracle Business Analytics products that are designed to leverage big data and enterprise data to enable organizations to analyze the data and discover new ways to strategize, plan, optimize business operations and capture new market opportunities. Oracle Business Analytics products include data discovery software, enterprise performance management and analytic application software, business intelligence software, and predictive analytics and self-learning decision optimization software. The Oracle Exalytics In-Memory Machine, an Oracle Engineered System, is designed to run analytic environments at optimal performance and scale, which is ideal for use with big data environments.

Oracle also offers certain of these big data capabilities via the Oracle Cloud, including, among others, Oracle Big Data Cloud Service, Oracle Big Data Discovery Cloud Service, Oracle Big Data Appliance Cloud Service, Oracle Exadata Cloud Service, Oracle Data Visualization Cloud Service and Oracle GoldenGate Cloud Service, which are designed to combine data integration, analytics and data management.

Oracle Fusion Middleware

We license our Oracle Fusion Middleware software, which is a broad family of integrated application infrastructure software products. These products are designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access and integrate business applications and automate their business processes. Built with our Java technology platform, Oracle Fusion Middleware products can be used as a foundation for custom, packaged and composite applications—or applications that can be deployed in cloud environments including a set of capabilities that allow for better integration with the Oracle Cloud.

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

Oracle Fusion Middleware software is available in various software products and suites, including the following:

•	Oracle WebLogic Server and Oracle Cloud Application Foundation, designed to be the most complete, best-of-breed platform for developing cloud applications;

•	Oracle SOA Suite of software products, which are used to create, deploy and manage applications on an SOA;

•

Oracle Data Integration software products, which are designed to enable pervasive and continuous access to timely and trusted data across heterogeneous systems, including real-time and bulk data movement, transformation, bi-directional replication, data services and data quality for customer and product domains;

•

Oracle Business Process Management Suite software products, which are designed to enable businesses and IT professionals to design, implement, automate and evolve business processes and workflows within and across organizations;

•

Oracle WebCenter software products, a complete set of web experience management, portals, content management and social networks software, which are designed to help people work together more efficiently through contextual collaboration tools that optimize connections between people, information and applications and to ensure users have access to the right information in the context of the business process in which they are engaged;

•	Oracle Business Intelligence Suite, a comprehensive set of analytic software products, which are designed to provide customers with the information they need to make better business decisions;

•

Oracle Identity Management software, which is designed to enable customers to manage internal and external users, to secure corporate information from potential software threats and to streamline compliance initiatives while lowering the total cost of their security and compliance initiatives; and

•

Development Tools for application development, database development and business intelligence, including Oracle JDeveloper, an integrated software environment, which are designed to facilitate rapid development of applications using Oracle Fusion Middleware and popular open source technologies.

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

Oracle also offers certain of these mobile development capabilities via the Oracle Cloud, including Oracle Mobile Cloud Service.

Java

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. The Java programming language and platform together represent one of the most popular and powerful development environments in the world, one that is used by millions of developers globally to develop business applications. Oracle Fusion Middleware software products and certain of our Oracle Applications are built using our Java technology platform, which we believe is a key advantage for our business. Customers may license the use of Java or access Java through Oracle Java Cloud Service.

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

Software License Updates and Product Support

We seek to protect and enhance our customers’ current investments in Oracle application and platform technologies by offering proactive and personalized support services, including Oracle Lifetime Support and product enhancements and upgrades. Software license updates provide on-premise new software license customers with rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support.” Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire on-premise new software licenses and renew their software license updates and product support contracts annually.

Cloud Infrastructure as a Service (IaaS)

Our cloud infrastructure as a service segment, which is a part of our cloud and on-premise software business, represented 2% of total revenues in each of fiscal 2016 and 2015 and 1% of total revenues in fiscal 2014. Our cloud IaaS segment includes Oracle Cloud IaaS and Oracle Managed Cloud Services offerings.

Oracle Cloud IaaS is designed to deliver enterprise-grade, hosted and supported IT environments within the Oracle Cloud to perform elastic compute, storage and networking services for enterprise workloads. Organizations can also deploy certain of these IaaS offerings locally at their data center through our Oracle Cloud at Customer program. We continue to invest in IaaS technologies to simplify customer migration to the Oracle Cloud as well as to provide customers with flexibility of running workloads on, and portability to shift workloads between, on-premise IT environments and the Oracle Cloud. Oracle Cloud IaaS offerings include, among others:

•

Oracle Compute Cloud Service, which is designed to allow organizations to quickly enable virtual compute environments and run them at scale on the Oracle Cloud with predictable, consistent performance and network isolation;

•	Oracle Storage Cloud Service, which is designed to be a secure and scalable object storage solution for storing and accessing data from any environment connected to the internet; and

•	Oracle Network Cloud Service, which offers site-to-site virtual private network secure extension and high bandwidth connection services.

Oracle Managed Cloud Services provide comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that is hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities.

Infrastructure Technologies

Oracle infrastructure technologies consist of our hardware products including Oracle Engineered Systems, servers, storage, networking, industry-specific hardware, virtualization software, operating systems, management software and related hardware services including support. These complement our Oracle Cloud IaaS offerings described above.

Our infrastructure technologies help customers manage growing amounts of data and business requirements, meet increasing compliance and regulatory demands and reduce energy, space and operational costs. Our infrastructure technologies support many of the world’s largest cloud and on-premise IT environments, including the Oracle Cloud. Our infrastructure technologies are designed to seamlessly connect cloud and on-premise IT environments to further enable interoperability, interchangeability and extendibility. We design our infrastructure technologies to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers with a broad range of choices in how they deploy our infrastructure technologies, which we believe is a priority for our customers.

We focus the operation and integration of our infrastructure technologies to make them easier to deploy, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, our Oracle Engineered Systems are designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products. These same Oracle technology components are tested together and supported together to streamline system deployment and maintenance cycles. We also engineer our hardware products with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures.

Our infrastructure technologies are substantially marketed, sold and delivered through our hardware business, which includes our hardware products segment and hardware support segment. Our hardware products revenues represented 7% of our total revenues in fiscal 2016 and 8% of our total revenues in each of fiscal 2015 and 2014. Our hardware support revenues represented 6% of our total revenues in each of fiscal 2016, 2015 and 2014.

Oracle Engineered Systems

Oracle Engineered Systems are core to our hardware offerings and are important elements of our data center and cloud computing offerings including the Oracle Cloud. These pre-integrated products are designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles by providing a single solution for software patching. Oracle Engineered Systems are tested before they are shipped to customers and delivered ready-to-run, enabling customers to shorten deployment time to production. We offer certain of our Oracle Engineered Systems technologies through flexible deployment options including as a cloud service and for on-premise IT environments. Oracle Engineered Systems include:

•

Oracle Exadata Database Machine, a family of integrated software and hardware products that combines our database, storage and operating system software with our server, storage and networking hardware and is designed to provide a high performance database system for online transaction processing, database consolidation and data warehousing applications;

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

•

Oracle SuperCluster, a general purpose engineered system that combines the optimized database performance of Oracle Exadata storage and the accelerated application performance on a SPARC/Solaris platform;

•

Oracle Private Cloud Appliance, an engineered system delivering converged infrastructure for virtualized environments that is designed to be simple to use, rapidly deployable and capable of running almost any application built upon Linux, Microsoft Windows or Oracle Solaris operating systems;

•	Oracle Database Appliance, which is designed to be a simple, reliable and cost-effective family of converged infrastructure solutions delivering an optimized appliance for running Oracle Database;

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

Servers

We offer a wide range of server products using our SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability. Our SPARC-based T7 mid-range servers and M7 high-end servers, for example, are designed to offer better performance and lower total cost of ownership than competitive UNIX systems for business critical applications and for customers having more computationally intensive needs. Measurably increasing computing performance and reliability, these servers are ideal platforms for building cloud computing IT environments. We also offer servers using microprocessors from Intel Corporation (Intel). By offering customers a range of microprocessors, we intend to offer our customers maximum flexibility in choosing the types of hardware products that they believe will be most appropriate and valuable for their particular IT environments.

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

Storage

Our storage products are engineered for the cloud and designed to securely store, manage, protect, archive, backup and recover customers’ mission critical data assets. Our storage products consist of disk, flash, tape, virtual tape, and hardware-related software including file systems software, back-up and archive software, hierarchical storage management software and networking for mainframe and heterogeneous systems environments. We also offer certain of our storage offerings as a cloud service. Our storage products are designed to improve data availability by providing fast data access and dynamic data protection for back-up and recovery, secure archiving for compliance and integration with the Oracle Cloud for low-cost access to capacity expansion. Our storage products are co-engineered with Oracle software and designed to provide performance benefits for our customers in Oracle Database and Oracle Applications environments, as well as to work with heterogeneous application and systems environments to maximize performance and efficiency while minimizing management overhead and lowering the total cost of ownership.

Our Oracle ZFS Storage Appliance is designed to improve Network Attached Storage (NAS) performance and manageability and lower total cost of ownership by combining our advanced storage operating system with a DRAM-centric architecture and leveraging high-performance controllers, flash-based caches and disks. Our Oracle All Flash FS storage system, which is targeted at all-flash Storage Area Network (SAN) environments, is designed to deliver high performance with low latency to meet business critical service level agreements for dynamic, multi-application workloads and enable customers to consolidate storage applications into a single data center storage solution.

Our tape storage product line includes Oracle StorageTek libraries, drives, virtualization systems, media and associated software packages that provide data lifecycle management, deep analytics and file access through the familiar “drag-and-drop” paradigm. Oracle’s Virtual Storage Manager 7 offers the only storage for mainframe environments with cloud access built in to significantly lower costs of storing and archiving mainframe data. In addition to serving in tape’s traditional role as enterprise data backup, these products are intended to provide robust, scalable solutions at a lower total cost of ownership for long-term data archiving and preservation in vertical industries such as communications, energy, healthcare and internet, among others.

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

Industry-Specific Hardware Offerings

We offer hardware products and services designed for certain specific industries. Our point-of-sale hardware offerings include point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hotel and retail industries, among others. Our hardware products and services for communications networks include network signaling, policy control and subscriber data management solutions, and session border control technology, among others.

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

The Oracle Linux operating system is optimized for cloud computing and enterprise workloads including databases, middleware and applications. The operating system offers technologies such as containers and OpenStack support. Oracle Linux also has unique features for the enterprise such as Ksplice, which enables users to patch the Oracle Linux operating system while in use.

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

Management Software

Oracle invests in a range of management technologies and products in order to meet the needs of customers building and efficiently operating complex IT environments, including both end users’ and service providers’ cloud environments. Oracle Enterprise Manager is a comprehensive management solution for all Oracle infrastructure, platform and applications technologies and provides an integrated view of the entire IT lifecycle including deployment, monitoring and lifecycle management. Oracle Enterprise Manager can be applied to cloud, traditional on-premise and hybrid cloud environments in a seamless manner via a single interface, which accelerates customer deployment of and transition to the cloud with Oracle products. Oracle also enhances and integrates with certain key open technologies including OpenStack, which is broadly supported by Oracle products for customers that require seamless integration with this method of cloud management and provisioning. The combination of Oracle’s comprehensive solutions and investments in open standards allows Oracle customers to manage Oracle products efficiently across a range of IT offerings from traditional on-premise environments to the most advanced cloud architectures.

Hardware Support

Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. We continue to evolve hardware support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware support contracts sold in connection with the sales of our hardware products. Hardware support contracts are generally priced as a percentage of the net hardware products fees.

Services

We offer services solutions to help customers and partners maximize the performance of their investments in Oracle application, platform and infrastructure technologies. We believe our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services business represented 9% of our total revenues in each of fiscal 2016 and 2015, and 10% of our total revenues in fiscal 2014. Our services business, which is comprised of the remainder of our operating segments, offers the following:

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

Marketing and Sales

We directly market and sell our products and services to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2016, 2015 or 2014.

In the United States, our sales and services employees are based in our headquarters and in field offices throughout the country. Outside the United States, our international subsidiaries sell, support and service our offerings in their local countries as well as within other foreign countries where we do not operate through a direct sales subsidiary. Our geographic coverage allows us to draw on business and technical expertise from a global workforce, provides stability to our operations and revenue streams to offset geography specific economic trends and offers us an opportunity to take advantage of new markets for our offerings. Our international operations subject us to certain risks, which are more fully described in “Risk Factors” included in Item 1A of this Annual Report. A summary of our domestic and international revenues and long-lived assets is set forth in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

We also market our product offerings worldwide through indirect channels. The companies that comprise our indirect channel network are members of the Oracle Partner Network. The Oracle Partner Network is a global program that manages our business relationships with a large, broad-based network of companies, including independent software and hardware vendors, system integrators and resellers that deliver innovative solutions and services based upon our product offerings. By offering our partners access to our product offerings, educational information, technical services, marketing and sales support, the Oracle Partner Network program extends our market reach by providing our partners with the resources they need to be successful in delivering solutions to customers globally. The majority of our hardware products are sold through indirect channels including independent distributors and value-added resellers.

Seasonality and Cyclicality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses (in particular, our cloud software and on-premise software and hardware segments) are generally affected by seasonal factors in a similar manner as our revenues as certain expenses within our cost structure are relatively fixed in the short term. See “Selected Quarterly Financial Data” in Item 7 of this Annual Report for a more complete description of the seasonality and cyclicality of our revenues, expenses and margins.

Competition

We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change.

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software and hardware. Our enterprise cloud and on-premise software and hardware offerings compete directly with some offerings from some of the largest and most competitive companies in the world, including Microsoft Corporation (Microsoft), International Business Machines Corporation (IBM), Intel, Hewlett-Packard Enterprise, SAP SE and Amazon.com, Inc. and smaller companies like salesforce.com, inc. and Workday, Inc., as well as many others. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product offering categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, speed to production and quality of technical support. Our product and service sales (and the relative strength of our products and services versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the adoption of cloud-based IT offerings including SaaS, PaaS and IaaS offerings;

•	ease of deployment, use and maintenance of our products and services offerings;

•	compatibility between Oracle products and services deployed within on-premise IT environments and public cloud IT environments, including our Oracle Cloud environments;

•	the adoption of commodity servers and microprocessors;

•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;

•	the adoption of open source alternatives to commercial software by enterprise software customers;

•	products, features and functionality developed internally by customers and their IT staff;

•	products, features or functionality customized and implemented for customers by consultants, systems integrators or other third parties; and

•	attractiveness of offerings from business processing outsourcers.

For more information about the competitive risks we face, refer to Item 1A. “Risk Factors” included elsewhere in this Annual Report.

Oracle Cloud Operations

Oracle Cloud Operations delivers our SaaS, PaaS and IaaS offerings to customers through the Oracle Cloud, which is a secure, reliable, scalable, enterprise grade platform that is deployed upon Oracle’s application, platform and infrastructure products and is managed by Oracle employees within a global network of data centers. The Oracle Cloud enables secure and isolated cloud-based instances for each of our customers to access the functionality of our SaaS, PaaS and IaaS offerings via a broad spectrum of devices and leverages automated software lifecycle management to enable the rapid delivery of the latest cloud technology capabilities as they become available.

Manufacturing

To produce our hardware products, we rely on both our internal manufacturing operations as well as third-party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers, storage products and networking products. For all other manufacturing, we generally rely on third-party manufacturing partners to produce our hardware-related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. Our manufacturing processes substantially are based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. As a result, we continue to evaluate potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Research and Development

We develop the substantial majority of our product offerings internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal business segments. Research and development expenditures were $5.8 billion, $5.5 billion and $5.2 billion in fiscal 2016,

2015 and 2014, respectively, or 16%, 14% and 13% of total revenues in fiscal 2016, 2015 and 2014, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the cloud and on-premise software and hardware markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

Employees

As of May 31, 2016, we employed approximately 136,000 full-time employees, including approximately 38,000 in sales and marketing, approximately 6,000 in our cloud SaaS, PaaS and IaaS operations, approximately 10,000 in software license updates and product support, approximately 1,000 in the manufacturing of our hardware products, approximately 5,000 in hardware support, approximately 23,000 in services, approximately 40,000 in research and development and approximately 13,000 in general and administrative positions. Of these employees, approximately 51,000 were employed in the United States and approximately 85,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries labor unions or workers’ councils represent some of our employees.

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

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)
Lawrence J. Ellison	Chairman of the Board of Directors, Chief Technology Officer and Director
Safra A. Catz	Chief Executive Officer and Director
Mark V. Hurd	Chief Executive Officer and Director
Jeffrey O. Henley	Vice Chairman of the Board of Directors and Director
Thomas Kurian	President, Product Development
John F. Fowler	Executive Vice President, Systems
Dorian E. Daley	Executive Vice President, General Counsel and Secretary
William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer

Mr. Ellison, 71, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004.

Ms. Catz, 54, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She also previously served as a director of HSBC Holdings plc.

Mr. Hurd, 59, has been our Chief Executive Officer since September 2014. He served as our President from September 2010 to September 2014 and a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of Hewlett-Packard Company from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of Hewlett-Packard Company from April 2005 to August 2010.

Mr. Henley, 71, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Kurian, 49, has been our President, Product Development since January 2015. He served as our Executive Vice President, Product Development from July 2009 until January 2015. He served as our Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Mr. Fowler, 55, has been Executive Vice President, Systems since February 2010. Prior to Oracle’s acquisition of Sun Microsystems, Inc., Mr. Fowler served as Sun’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006 and as Chief Technology Officer, Software Group from July 2002 to May 2004.

Ms. Daley, 57, has been our Executive Vice President, General Counsel and Secretary since April 2015 and was our Senior Vice President, General Counsel and Secretary from October 2007 to April 2015. She served as our Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 54, has been our Executive Vice President, Corporate Controller and Chief Accounting Officer since April 2015. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from February 2008 to April 2015 and served as our Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

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

Our Oracle Cloud strategy, including our Oracle Software as a Service (SaaS), Platform as a Service (PaaS), Infrastructure as a Service (IaaS) and Data as a Service (DaaS) offerings, may adversely affect our revenues and profitability.    We offer customers a full range of consumption models, including the deployment of our products via our cloud-based SaaS, PaaS, IaaS and DaaS offerings. These business models continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premise enterprise software offerings and our cloud offerings, and has a dampening impact on overall demand for our on-premise software product and service offerings, which has reduced and could continue to reduce our revenues and profitability, at least in the near term. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

As customer demand for our cloud offerings increases, we experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our new software licenses and hardware arrangements relative to our cloud offering arrangements. Customers generally purchase our cloud offerings on a subscription basis and revenues from these offerings are generally recognized ratably over the terms of the subscriptions. The deferred revenue that results from sales of our cloud offerings may prevent any deterioration in sales activity associated with our cloud offerings from becoming immediately observable in our consolidated statement of operations. This is in contrast to revenues associated with our new software licenses arrangements whereby new software licenses revenues are generally recognized in full at the time of delivery of the related software licenses. We incur certain expenses associated with the infrastructures and marketing of our cloud offerings in advance of our ability to recognize the revenues associated with these offerings.

We have also acquired a number of cloud computing companies, and the integration of these companies into our Oracle Cloud strategy may not be as efficient or scalable as anticipated, which could adversely affect our ability to fully realize the benefits anticipated from these acquisitions.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances, changing delivery models and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the industries in which we compete. If we are unable to develop new or sufficiently differentiated products and services, enhance and improve our product offerings and support services in a timely manner or position and price our products and services to meet demand, customers may not purchase or subscribe to our software, hardware or cloud offerings or renew software support, hardware support or cloud subscriptions contracts. Renewals of these contracts are important to the growth of our business. In addition, we cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We have continued to refresh and release new offerings of our cloud and on-premise software and hardware products and services, including our Database Multitenant, Database In-Memory, SaaS, PaaS, IaaS, DaaS and Oracle Engineered Systems offerings. Our business may be adversely affected if:

•	we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames;

•	there is a delay in market acceptance of a new, enhanced or acquired product line or service;

•	there are changes in information technology (IT) trends that we do not adequately anticipate or address with our product development efforts;

•	we do not timely optimize complementary product lines and services; or

•	we fail to adequately integrate, support or enhance acquired product lines or services.

If our security measures for our products and services are compromised and as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable, our brand and reputation could be damaged, the IT services we provide to our customers could be disrupted, and customers may stop using our products and services, all of which could reduce our revenue and earnings, increase our expenses and expose us to legal claims and regulatory actions.    We are in the IT business, and our products and services, including our Oracle Cloud offerings, store, retrieve, manipulate and manage our customers’ information and data, external data, as well as our own data. We have a reputation for secure and reliable product offerings and related services and we have invested a great deal of time and resources in protecting the integrity and security of our products, services and the internal and external data that we manage.

At times, we encounter attempts by third parties to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Computer hackers and others may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our products and services, exploit potential security vulnerabilities of our products and services, create system disruptions and cause shutdowns or denials of service. This is also true for third-party data, products or services incorporated into our own. Data may also be accessed or modified improperly as a result of customer, partner, employee or supplier error or malfeasance and third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, its customers, suppliers or partners.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting IT products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, it affects Oracle in particular because computer hackers tend to focus their efforts on the most prominent IT companies, and they may focus on Oracle because of our reputation for, and marketing efforts associated with, having secure products and services. These risks will increase as we continue to grow our cloud offerings and store and process increasingly large amounts of data, including personal information and our customers’ confidential information and data and other external data, and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquired companies, we may still inherit such risks when we integrate these companies within Oracle.

We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to or modification of our customers’ or suppliers’ data, other external data, or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities. Customers could lose confidence in the security and reliability of our products and services, including our cloud offerings, and perceive them to be not secure. This could lead to fewer customers using our products and services and result in reduced revenue and earnings. The costs we would incur to address and fix these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring.

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.    As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, in October 2015, the Court of Justice of the European Union (EU) invalidated the EU-U.S. Safe Harbor Framework, which Oracle as well as many other global enterprises had relied on in certain contexts to enable the transfer of EU personal data to the United States. While Oracle adapted to this judgment by implementing other transfer mechanisms permitted under applicable law, the validity of these other mechanisms could also be challenged. If successful, this could require Oracle to make disruptive operational adjustments to the delivery of certain services that could impact customers and sales in the region. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact the ability of Oracle and our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services Oracle provides and data services. This could be true particularly in those jurisdictions where privacy laws or regulators take a broader view of how personal information is defined, therefore subjecting the handling of such data to heightened restrictions that may be obstructive to the operations of Oracle and its customers and data providers. This impact may be acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this imposes financial costs on any service provider that is required to store data in jurisdictions not of its choosing and nonstandard operational processes that are difficult and costly to integrate with global processes.

Regulators globally are also imposing greater monetary fines for privacy violations, and the EU is considering legislation that would impose fines for privacy violations based on a percentage of global revenues. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain of our services in jurisdictions that we operate. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect Oracle’s reputation or influence regulators to enact regulations and laws that may limit Oracle’s ability to provide certain products. Any failure, or perceived failure, by Oracle to comply with U.S. federal, state, or foreign laws and regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could result in lost or restricted business, proceedings, actions or fines brought against us or levied by governmental entities or others, or could adversely affect our business and harm our reputation.

We might experience significant coding, manufacturing or configuration errors in our software, hardware and cloud offerings.    Despite testing prior to the release and throughout the lifecycle of a product or service, our software, hardware and cloud offerings sometimes contain coding or manufacturing errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released software, hardware or cloud offerings can be time consuming and costly. Errors in our software, hardware or cloud offerings could affect their ability to properly function or operate with other software, hardware or cloud offerings, could delay the development or release of new products or services or new versions of products or services, could create security vulnerabilities in our products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience errors or delays in releasing our software, hardware or cloud offerings or new versions thereof, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our ability to conduct our business operations and the operations of our customers. Enterprise customers rely on our software, hardware and cloud offerings and services to run their businesses and errors in our software, hardware or cloud offerings could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, particularly our new software licenses revenues and hardware revenues, are difficult to forecast. As a result, our quarterly operating results can fluctuate substantially.

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

A substantial portion of our new software licenses and hardware contracts is completed in the latter part of a quarter and a significant percentage of these are larger orders. Because a significant portion of our cost structure is largely fixed in the short term, sales and revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software licenses transactions and, to a lesser extent, hardware products transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly sales, revenues and profitability to fall significantly short of our predictions.

We may experience foreign currency gains and losses. Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability.    We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. In particular, the economic uncertainties relating to European sovereign and other debt obligations may cause the value of the Euro to fluctuate relative to the U.S. Dollar. Fluctuations in foreign currency rates, most notably the recent strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth in terms of the amounts that we report in U.S. Dollars after converting our foreign currency results into U.S. Dollars and in terms of actual demand for our products and services as these products become relatively more expensive for foreign currency-based enterprises to purchase. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States. Generally, our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a significant portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies. The U.S. Dollar generally strengthened relative to other currencies, including the Euro, in fiscal 2016, which is reflected in our results.

In addition, we incur foreign currency transaction gains and losses, primarily related to sublicense fees and other intercompany agreements among us and our subsidiaries that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which primarily utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency exposures. We may suspend the program from time to time. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. A large portion of our consolidated operations are international, and we expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost-effective to hedge our foreign currency exposures, if our hedging efforts are ineffective, or should we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.    Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	overall demand for enterprise software, cloud offerings, hardware and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

Macroeconomic developments like the continued slow pace of economic recovery in Europe and parts of the United States, Asia and South America could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in places like Ukraine, Syria and Iraq and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, hardware products, hardware support and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support and our subscription-based cloud offerings.

If we are unable to compete effectively, the results of operations and prospects for our business could be harmed.    We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as delivery models change. Many vendors develop and market databases, middleware products, application development tools, business applications, collaboration products and business intelligence products, among others, that compete with our cloud and on-premise software offerings. These vendors include on-premise software companies and companies that offer cloud-based SaaS, PaaS, IaaS and DaaS offerings and business process outsourcing (BPO) as competitive alternatives to buying software and hardware. Our competitors that offer business applications and middleware products may influence a customer’s purchasing decision for the underlying database in an effort to persuade potential customers not to acquire our products. We could lose customers if our competitors introduce new competitive products, add new functionality, acquire competitive products, reduce prices, better execute on their sales and marketing strategies or form strategic alliances with other companies. We may also face increasing competition from open source software initiatives in which competitors may provide software and intellectual property for free. Existing or new competitors could gain sales opportunities or customers at our expense.

Our hardware business competes with, among others, (1) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (2) microprocessor/chip manufacturers, (3) providers of storage products, (4) certain industry-specific hardware manufacturers including those serving communications, hospitality and retail industries and (5) certain cloud providers that build their own IT infrastructure. Our hardware business causes us to compete with certain companies that historically have been partners. Some of these competitors may have more experience than we do in managing a hardware business. A large portion of our hardware products are based on our SPARC microprocessor and Oracle Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the revenue and profitability forecasts for our hardware business.

We may need to change our pricing models to compete successfully.    The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premise enterprise software offerings and our cloud offerings, as well as overall demand for our on-premise software product and service offerings, which could reduce our revenues and profitability. Our software license updates and product support fees and hardware support fees are generally priced as a percentage of our net new software licenses fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings or support pricing.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from, and have significant operations, outside of the United States. Our international operations include software and hardware development, manufacturing, assembly, cloud operations, sales, customer support, consulting and other services and shared administrative service centers.

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

•	political unrest, terrorism and the potential for other hostilities, including those in Ukraine, Syria, and Iraq;

•	common local business behaviors that are in direct conflict with our business ethics, practices and conduct policies;

•	natural disasters;

•	the effects of climate change (such as sea level rise, drought, flooding, wildfires and increased storm sensitivity);

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	public health risks, particularly in areas in which we have significant operations; and

•	reduced protection for intellectual property rights in some countries.

The variety of risks and challenges listed above could also disrupt or otherwise negatively impact the supply chain operations for our hardware products segment and the sales of our products and services in affected countries or regions.

As the majority shareholder of Oracle Financial Services Software Limited (OFSS), a publicly traded company in India, and Oracle Corporation Japan (NOKK), a publicly traded company in Japan, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control that we would otherwise have if OFSS or NOKK were wholly-owned subsidiaries.

Acquisitions present many risks and we may not realize the financial and strategic goals that were contemplated at the time of a transaction.    We continue to invest billions of dollars to acquire companies, products, services and technologies. We have a selective and active acquisition program and we expect to continue to make acquisitions in the future because acquisitions are an important element of our overall corporate strategy. Risks we may face in connection with our acquisition program include:

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•

we may have difficulties (1) managing an acquired company’s technologies or lines of business; (2) entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions; or (3) retaining key personnel from the acquired companies;

•

an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected, we may impose our business practices or alter go-to-market strategies that adversely impact the acquired business or we may overpay for, or otherwise not realize the expected return on, our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill;

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

Our hardware revenues and profitability could decline if we do not manage the risks associated with our hardware business.    Our hardware business may adversely affect our overall profitability if we do not effectively manage the associated risks. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware business in a timely manner or at all due to a number of factors, including:

•	demand for competing hardware technologies such as cloud infrastructure compute and storage services, which could adversely affect demand for our hardware products offerings;

•	our hardware business has higher expenses as a percentage of revenues, and thus has been less profitable, than our cloud and on-premise software business;

•

our focus on our more profitable Oracle Engineered Systems, such as our Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and Oracle SuperCluster products, which are in the relatively early stages of adoption by our customers, and the de-emphasis of our lower profit margin commodity hardware products, which could adversely affect our hardware revenues because the lower profit products have historically constituted a larger portion of our hardware revenues;

•

as we develop and introduce new versions or next generations of our hardware products, customers may defer or delay purchases of existing hardware products and wait for these new releases, all of which could adversely affect our hardware revenues in the short term;

•

a greater risk of material charges that could adversely affect our operating results, such as potential write-downs and impairments of our inventories; higher warranty expenses than what we experience in our cloud and on-premise software and services businesses; and amortization and potential impairment of intangible assets associated with our hardware business;

•

we may not be able to increase sales of hardware support contracts or such increase may take longer than we anticipate, which could result in lower revenues and profitability, or slower than expected growth of such revenues and profitability; and

•

we may acquire hardware companies that are strategically important to us but (1) operate in hardware businesses with historically lower operating margins than our own; (2) have different legacy business practices and go-to-market strategies than our own that we may alter as a part of our integration efforts, which may significantly impact our estimated revenues and profits from the acquired company; (3) leverage different platforms or competing technologies that we may encounter difficulties in integrating; or (4) utilize unique manufacturing processes that affect our ability to scale these acquired products within our own manufacturing operations.

Our hardware offerings are complex products, and if we cannot successfully manage this complexity, the results of our hardware business will suffer.    Designing, developing, manufacturing and introducing new hardware products are complicated processes. The development process for our hardware products is uncertain and requires a high level of innovation. After the development phase, we must be able to forecast customer demand and manufacture new hardware products in sufficient volumes to meet this demand and do so in a cost-effective manner. Our “build-to-order” manufacturing model, in which our hardware products generally are not built until after customers place orders, may from time to time experience delays in delivering our hardware products to customers in a timely manner. These delays could cause our customers to purchase hardware products and services from our competitors. We must also manage new hardware product introductions and transitions to minimize the impact of customer delayed purchases of existing hardware products in anticipation of new hardware product releases. It is also possible that we could experience design or manufacturing flaws, which could delay or prevent the production of the components for which we have previously committed to pay or need to fulfill orders from customers and could also prevent the production of our hardware products or cause our hardware products to be returned, recalled or rejected resulting in lost revenues, increases in warranty costs or costs related to remediation efforts, damage to our reputation, penalties and litigation.

We depend on suppliers to design, develop, manufacture and deliver on a timely basis the necessary technologies and components for our hardware products, and there are some technologies and components that can only be purchased from a single vendor due to price, quality, technology, availability or other business constraints. As a result, our supply chain operations could be disrupted or negatively impacted by industry consolidation, natural disasters, political unrest, port stoppages or other transportation disruptions or slowdowns or other factors affecting the countries or regions where these single source component vendors are located or where the products are being shipped. We may be unable to purchase these items from the respective single vendors on acceptable terms or may experience significant delays or quality issues in the delivery of necessary technologies, parts or components from a particular vendor. If we had to find a new supplier for these technologies, parts and components, hardware product shipments could be delayed, which would adversely affect our hardware revenues. We could also experience fluctuations in component prices which, if unanticipated, could negatively impact our hardware business cost structure. Additionally, we could experience changes in shipping and logistics of our hardware products, which could result in fluctuations in prices and negatively impact our hardware margins. These factors may make it difficult for us to plan and procure appropriate component inventory levels in a timely fashion to meet customer demand for our hardware products. Therefore, we may experience component inventory shortages which may result in production delays or customers choosing to purchase fewer hardware products from us or hardware products from our competitors. We negotiate supply commitments with vendors early in the manufacturing process to ensure we have sufficient technologies and components for our hardware products to meet anticipated customer demand. We must also manage our levels of older component inventories used in our hardware products to minimize inventory write-offs or write-downs. If we have excess inventory, it may be necessary to write-down the inventory, which would adversely affect our operating results. If one or more of the risks described above occurs, our hardware business and related operating results could be materially and adversely affected.

We are susceptible to third-party manufacturing and logistics delays, which could result in the loss of sales and customers.    We outsource the design, manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Our reliance on these third parties reduces our control over the manufacturing and delivery process, exposing us to risks, including reduced control over quality assurance, product costs, product supply and delivery delays as well as the political and economic uncertainties and natural disasters of the international locations where certain of these third-party manufacturers have facilities and operations. Some countries may raise national security concerns or impose market access restrictions based on location of manufacture or sourcing. Any manufacturing disruption or logistics delays by these third parties could impair our ability to fulfill orders for these hardware products for extended periods of time. If we are unable to manage our relationships with these third parties effectively, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations, or fail to meet our future requirements for timely delivery, our ability to ship and deliver certain of our hardware products to our customers could be impaired and our hardware business could be harmed.

We have simplified our supply chain processes by reducing the number of third-party manufacturing partners and the number of locations where these third-party manufacturers build our hardware products. We therefore have become more dependent on a fewer number of these manufacturing partners and locations. If these partners experience production problems or delays or cannot meet our demand for products, we may not be able to find alternate manufacturing sources in a timely or cost-effective manner, if at all. If we are required to change third-party manufacturers, our ability to meet our scheduled hardware products deliveries to our customers could be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue recognition or an increase in our hardware products expenses, all of which could adversely affect the margins of our hardware business.

These challenges and risks also exist when we acquire companies with hardware products and related supply chain operations. In some cases, we may be dependent, at least initially, on these acquired companies’ supply chain operations that we are less familiar with and thus we may be slower to adjust or react to these challenges and risks.

Our software and hardware indirect sales channel could affect our future operating results.    Our software and hardware indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our software and hardware marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant, if the financial condition or operations of our channel participants were to weaken or if the level of demand for our channel participants’ products and services were to decrease. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

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

Third parties have claimed and, in the future, may claim infringement or misuse of intellectual property rights and/or breach of license agreement provisions.    We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not have the capabilities to design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. We expect to continue to receive such claims as:

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

Our periodic workforce restructurings, including reorganizations of our sales force, can be disruptive.    We have in the past restructured or made other adjustments to our workforce, including our direct sales force on which we rely heavily, in response to management changes, product changes, performance issues, change in strategies, acquisitions and other internal and external considerations. In the past, these types of sales force restructurings have resulted in increased restructuring costs, increased sales and marketing costs and temporary reduced productivity while the sales teams adjusted to their new roles and responsibilities. In addition, we may not achieve or sustain the expected growth or cost savings benefits of these restructurings, or do so within the expected timeframe. These effects could recur in connection with future acquisitions and other restructurings and our revenues and other results of operations could be negatively affected.

We may lose key employees or may be unable to hire enough qualified employees.    We rely on hiring qualified employees and the continued service of our senior management, including our Chairman of the Board of Directors, Chief Technology Officer and founder, our Chief Executive Officers, other members of our executive team and other key employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team have left Oracle over the years for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations.

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

Our general compensation program includes restricted stock units, performance stock units and stock options, which are important tools in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. We continually evaluate our compensation practices and consider changes from time to time, such as reducing the number of employees granted equity awards or the number of equity awards granted per employee and granting alternative forms of stock-based compensation, which may have an impact on our ability to retain employees and the amount of stock-based compensation expense that we record. Any changes in our compensation practices or those of our competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our sales to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties.    We derive revenues from contracts with the U.S. government, state and local governments, and foreign governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending. Further, our U.S. federal government contracts are subject to the approval of appropriations made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts with U.S. state and local governments, foreign governments and their agencies are generally subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. For example, the United States, many countries in the EU, and other countries where we do business, are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals, which could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing has been and is currently being reviewed by the U.S. Internal Revenue Service (IRS) and by foreign tax jurisdictions and will likely be subject to additional audits in the future. Although we have negotiated certain unilateral Advance Pricing Agreements with the IRS and certain selected bilateral Advance Pricing Agreements that cover some of our intercompany transfer pricing issues and preclude the relevant tax authorities from making a transfer pricing adjustment within the scope of these agreements, these agreements do not cover substantial elements of our transfer pricing. In recent periods, transfer pricing audits in many foreign jurisdictions have become increasingly contentious. Similarly, certain jurisdictions are increasingly raising concerns about certain withholding tax matters. In addition, our provision for income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions which we consider to be indefinitely reinvested outside the United States that have lower statutory tax rates and earnings being higher than anticipated in jurisdictions that have higher statutory tax rates.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. Our acquisition activities have increased our non-income based tax exposures, particularly with our entry into the hardware business, which increased the volume and complexity of laws and regulations that we are subject to and with which we must comply.

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

•

impairment of goodwill, in particular within our consulting reporting unit, or impairment of intangible assets, both asset types of which have increased in recent years due to our acquisitions and may continue to increase in the future;

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

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. For example, we recognized a goodwill impairment loss in the fourth quarter of fiscal 2015 relating to our hardware reporting unit. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for business combinations and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

There are risks associated with our outstanding and future indebtedness.    As of May 31, 2016, we had an aggregate of $43.9 billion of outstanding indebtedness that will mature between calendar year 2016 and calendar year 2055 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Should we incur future increases in interest expense, our ability to utilize certain of our foreign tax credits to reduce our U.S. federal income tax could be limited, which could unfavorably affect our provision for income taxes and effective tax rate. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on certain outstanding or future debt. These risks could adversely affect our financial condition and results of operations.

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our cloud and hardware operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used for these products, human health and safety, the use of certain chemical substances and the labor practices of suppliers. We endeavor to comply with these environmental and other laws, yet compliance with these environmental and other laws could increase our product design, development, procurement, manufacturing, delivery, cloud operations and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware businesses. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our cloud and hardware businesses.

The U.S. Securities and Exchange Commission has adopted disclosure requirements for companies that use certain “conflict minerals” (commonly referred to as tantalum, tin, tungsten and gold) in their products. Our supply chain is multi-tiered, global and highly complex. As a provider of hardware end products, we are several steps removed from the mining and smelting or refining of any conflict minerals in our supply chain. Accordingly, our ability to determine with certainty the origin and chain of custody of conflict minerals is limited. Our relationships with customers and suppliers could suffer if we are unable to describe our products as “conflict-free.” We may also face increased costs in complying with conflict minerals disclosure requirements.

A significant portion of our hardware revenues come from international sales. Environmental legislation, such as the EU Directive on Restriction of Hazardous Substances (RoHS), the EU Waste Electrical and Electronic Equipment Directive (WEEE Directive) and China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products, may increase our cost of doing business internationally and impact our hardware revenues from the EU, China and other countries with similar environmental legislation as we endeavor to comply with and implement these requirements. The cumulative impact of international environmental legislation could be significant.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, services, manufacturing, cloud operations and administrative and other functions. Our headquarters facility consists of approximately 2.0 million square feet in Redwood City, California, substantially all of which we own. We also own or lease other facilities for current use consisting of approximately 25.1 million square feet in various other locations in the United States and abroad. Approximately 2.6 million square feet, or 10%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud offerings through the use of global data centers including those that we own and operate in Austin, Texas, West Jordan, Utah, and Linlithgow, Scotland and those that we utilize through colocation suppliers. We believe our facilities are in good condition and suitable for the conduct of our business.

Item 3.    Legal Proceedings

The material set forth in Note 15 (pertaining to information regarding contingencies related to our income taxes) and Note 18 (pertaining to information regarding legal contingencies) of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 10,869 stockholders of record as of May 31, 2016. The following table sets forth the low and high sale prices per share of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2016		Fiscal 2015
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$37.76	$41.61	$41.47	$44.73
Third Quarter	$33.94	$39.23	$39.95	$46.23
Second Quarter	$35.44	$40.62	$37.56	$42.41
First Quarter	$35.45	$44.91	$39.61	$42.81

We declared and paid cash dividends totaling $0.60 and $0.51 per outstanding common share over the course of fiscal 2016 and fiscal 2015, respectively.

In June 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock payable on July 27, 2016 to stockholders of record as of the close of business on July 6, 2016. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Programs

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of May 31, 2016, approximately $8.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2016—March 31, 2016	16.9	$39.50	16.9	$10,142.4
April 1, 2016—April 30, 2016	15.8	$40.80	15.8	$9,496.6
May 1, 2016—May 31, 2016	16.5	$39.69	16.5	$8,840.6

Total	49.2	$39.98	49.2

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2016, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2011 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/11	5/12	5/13	5/14	5/15	5/16
Oracle Corporation	100.00	77.98	100.48	126.70	132.75	124.63
S&P 500 Index	100.00	99.59	126.75	152.67	170.69	173.62
S&P Information Technology Index	100.00	107.57	123.83	153.42	182.29	187.97

Item 6.    Selected Financial Data

The following table sets forth selected financial data as of and for our last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over our last five fiscal years, we have acquired a number of companies, including MICROS Systems, Inc. in fiscal 2015, among others. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our revenues, income, earnings per share and total assets.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2016(1)	2015(1)	2014	2013	2012
Consolidated Statements of Operations Data:
Total revenues	$37,047	$38,226	$38,275	$37,180	$37,121
Operating income	$12,604	$13,871	$14,759	$14,684	$13,706
Net income	$8,901	$9,938	$10,955	$10,925	$9,981
Earnings per share—diluted	$2.07	$2.21	$2.38	$2.26	$1.96
Diluted weighted average common shares outstanding	4,305	4,503	4,604	4,844	5,095
Cash dividends declared per common share	$0.60	$0.51	$0.48	$0.30	$0.24
Consolidated Balance Sheets Data:
Working capital(2)	$47,105	$47,892	$33,739	$28,813	$24,630
Total assets(2)	$112,180	$110,903	$90,266	$81,745	$78,274
Notes payable and other borrowings(3)	$43,855	$41,958	$24,097	$18,427	$16,421

(1)

Our results of operations for fiscal 2016 compared to fiscal 2015, and fiscal 2015 compared to fiscal 2014, were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our fiscal 2016 and 2015 total revenues by 5 and 4 percentage points, respectively, total operating expenses by 4 and 3 percentage points, respectively, and total operating income by 7 and 6 percentage points, respectively, in comparison to the corresponding prior year periods.

(2)

Total working capital and total assets sequentially increased in nearly all periods presented primarily due to the favorable impacts to our net current assets resulting from our net income generated during all periods presented and the issuances of long-term senior notes of $20.0 billion in fiscal 2015, €2.0 billion and $3.0 billion in fiscal 2014 and $5.0 billion in fiscal 2013. Our total assets were also favorably impacted by the issuance of $3.8 billion of short term borrowings in fiscal 2016. These increases were partially offset by cash used for acquisitions, repurchases of our common stock, dividend payments and capital expenditures made in all periods presented and the repayments of certain of our senior notes in fiscal 2016, 2015 and 2013.

(3)

Our notes payable and other borrowings, which represented the summation of our notes payable, current and other current borrowings, and notes payable and other non-current borrowings as reported per our consolidated balance sheets as of the dates listed in the table above, increased between fiscal 2012 and fiscal 2016 due to the issuances of $3.8 billion of short-term borrowings made pursuant to our revolving credit agreements in fiscal 2016, and the issuances of long-term senior notes of $20.0 billion in fiscal 2015, €2.0 billion and $3.0 billion in fiscal 2014, and $5.0 billion in fiscal 2013. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our notes payable and other borrowings.

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

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—application, platform and infrastructure. Our Oracle Cloud offerings provide a comprehensive and fully integrated stack of application, platform, compute and storage services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our on-premise offerings include Oracle database and middleware software, application software, hardware (Oracle Engineered Systems, servers, storage, networking and industry-specific products), and related support and services. We provide our cloud and on-premise offerings to over 400,000 worldwide customers via deployment models that best suit their needs.

Our comprehensive and fully integrated stack of SaaS, PaaS and IaaS offerings integrate the software, hardware and services on the customers’ behalf in IT environments that we deploy, support and manage for the customer. Our integrated Oracle Cloud offerings are designed to be rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; connectable among differing deployment models to enable interchangeability and extendibility between cloud and on-premise IT environments; compatible to easily move workloads between on-premise IT environments and the Oracle Cloud; cost-effective by requiring lower upfront customer investment; and secure, standards-based and reliable. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments.

In addition to providing a broad spectrum of cloud offerings, we develop and sell our products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how all components within IT environments—application, platform and infrastructure—interact and function with one another. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to take advantage of our research and development investments and deep IT expertise by purchasing and renewing Oracle support offerings, which may include product enhancements that we periodically deliver to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products, among others, or by renewing their SaaS, PaaS and IaaS contracts with us.

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

We have three businesses that deliver our application, platform and infrastructure technologies: cloud and on-premise software, hardware and services. These businesses can be further divided into certain operating segments (Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provides additional information related to our operating segments). Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. Although we report our actual results in U.S. Dollars, we conduct a significant number of transactions in currencies other than U.S. Dollars. Therefore, we present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations. An overview of our three businesses and related operating segments follows.

Cloud and On-Premise Software Business

Our cloud and on-premise software business, which represented 78%, 77% and 76% of our total revenues in fiscal 2016, 2015 and 2014, respectively, is comprised of three operating segments: (1) cloud software and on-premise software, (2) cloud IaaS and (3) software license updates and product support. On a constant currency basis, we expect that our cloud and on-premise software business’ total revenues generally will continue to increase due to continued demand for our software products, expected growth in our cloud and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and contributions from our acquisitions, which should allow us to grow and continue to make investments in research and development.

Cloud Software and On-Premise Software:    Our cloud software and on-premise software line of business markets, sells and delivers a broad spectrum of application and platform technologies through our SaaS and PaaS offerings, which are certain of our software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support, and through the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others.

We believe the comprehensiveness and breadth of our SaaS, PaaS and on-premise software offerings provides greater benefit to our customers and differentiates us from many of our competitors that offer more limited or specialized software offerings. Our SaaS and PaaS offerings are designed to be interoperable with one another, thereby limiting the integration and tuning of multiple cloud applications from multiple vendors. Our SaaS and PaaS offerings are designed to deliver secure data isolation and flexible upgrades, self-service access controls for users, a Service-Oriented Architecture (SOA) for integration with on-premise systems, and a high performance, high availability infrastructure based on our infrastructure technologies including Oracle Engineered Systems. Our on-premise software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third-party UNIX products, among others. Our commitment to industry standards results in software offerings that work in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. We focus the engineering of our products and services to best connect cloud and on-premise deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness. All of these approaches are designed to support customer choice and reduce customer risk. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our software offerings to these customers with a sales force positioned to offer the combinations that best fit customer needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

Our SaaS and PaaS revenues and new software licenses revenues are affected by the strength of general economic and business conditions, governmental budgetary constraints, the strategy for and competitive position of our software offerings, our acquisitions, our ability to deliver and renew our SaaS and PaaS contracts with our existing customers and foreign currency rate fluctuations. In recent periods, we have placed significant strategic emphasis on growing our cloud SaaS and PaaS revenues, which has affected the growth of our cloud SaaS and

PaaS revenues and our new software licenses revenues and the related expenses. We expect these trends will continue. Our SaaS and PaaS arrangements are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal. The substantial majority of our new software license transactions are characterized by long sales cycles and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues.

Cloud software and on-premise software revenues represented 25%, 26% and 28% of our total revenues in fiscal 2016, 2015 and 2014, respectively. Our cloud software and on-premise software segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short term. As discussed further below under “Supplemental Disclosure Related to Certain Charges,” our cloud software and on-premise software segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud SaaS and PaaS obligations that we assumed in our business combinations and by the amortization of intangible assets associated with companies and technologies that we have acquired.

Cloud Infrastructure as a Service:    Our cloud IaaS segment, which represented 2% of our total revenues in each of fiscal 2016 and 2015, and 1% of our total revenues in fiscal 2014, provides infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis. Our cloud IaaS segment also offers Oracle Managed Cloud Services, which are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities.

Software License Updates and Product Support:    Software license updates and product support revenues are generated through the sale of software support contracts relating to on-premise new software licenses purchased by our customers. Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration. Substantially all of our on-premise software license customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by three factors: (1) the percentage of our software support contract customer base that renews its software support contracts, (2) the amount of new software support contracts sold in connection with the sale of new software licenses and (3) the amount of software support contracts assumed from companies we have acquired.

Software license updates and product support revenues, which represented 51%, 49% and 47% of our total revenues in fiscal 2016, 2015 and 2014, respectively, is our highest margin business unit. Our software support margins during fiscal 2016 were 91% and accounted for 86% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations and by the amortization of intangible assets, both of which are discussed further below under “Supplemental Disclosure Related to Certain Charges.” Over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all of our on-premise new software license customers, including customers from acquired companies, renew their software support contracts when eligible for renewal;

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

Hardware Business

Our hardware business is comprised of two operating segments: (1) hardware products and (2) hardware support. Our hardware business represented 13% of our total revenues in fiscal 2016, and 14% of our total revenues in each of fiscal 2015 and 2014. We expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and on-premise software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

Hardware Products:    We provide a broad selection of hardware and related services, including Oracle Engineered Systems, servers, storage, networking, workstations and related devices, industry-specific hardware, virtualization software, operating systems, and management software to support diverse IT environments, including cloud computing environments. We engineer our hardware products with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures. Our hardware products support many of the world’s largest cloud infrastructures, including the Oracle Cloud.

Our hardware products are designed to be easier to deploy, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. We design our hardware products to seamlessly connect cloud and on-premise IT environments to further enable interoperability, interchangeability and extendibility and to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers with a broad range of choices in how they deploy our hardware products, which we believe is a priority for our customers.

Oracle Engineered Systems are core to our hardware offerings and are important elements of our data center and cloud computing offerings including the Oracle Cloud. These pre-integrated products are designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles by providing a single solution for software patching. Oracle Engineered Systems are tested before they are shipped to customers and delivered ready-to-run, enabling customers to shorten deployment time to production. We offer certain of our Oracle Engineered Systems technologies through flexible deployment options including as a cloud service and for on-premise IT environments.

We offer a wide range of server products using our SPARC microprocessor. Our SPARC servers run the Oracle Solaris operating system and are designed to be differentiated by their reliability, security, and scalability. Our mid-size and large servers are designed to offer better performance and lower total cost of ownership than competitive UNIX systems for business critical applications, for customers having more computationally intensive needs, and as platforms for building cloud computing IT environments. Our SPARC servers are also a core component of the Oracle SuperCluster, one of our Oracle Engineered Systems.

We also offer enterprise x86 servers. These x86 servers are based on microprocessors from Intel Corporation and are compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 servers are also a core component of many of our Oracle Engineered Systems including the Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

Our storage products are engineered for the cloud and designed to securely store, manage, protect, archive, backup and recover customers’ mission critical data assets. Our storage products consist of disk, flash, tape, virtual tape and hardware-related software including file systems software, back-up and archive software, hierarchical storage management software and networking for mainframe and heterogeneous systems environments. We also offer certain of our storage offerings as a cloud service.

Our networking and data center fabric products, including Oracle Virtual Networking, and Oracle InfiniBand and Ethernet technologies, are used with our server and storage products and are integrated into our management tools to help enterprise customers improve infrastructure performance, reduce cost and complexity and simplify storage and server connectivity.

We offer hardware products and services designed for certain specific industries. Our point-of-sale hardware offerings include point-of-sale terminals and related hardware that are designed for managing businesses within the food and beverage, hotel and retail industries, among others. Our hardware products and services for communications networks include network signaling, policy control and subscriber data management solutions, and session border control technology, among others.

The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers.

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

Hardware Support:    Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Typically, our hardware support contract arrangements are priced as a percentage of the net hardware products fees, are invoiced to the customer at the beginning of the support period and are one year in duration. We continue to evolve hardware support processes that are intended to proactively identify and solve quality issues and to increase the amount of new and renewed hardware support contracts sold in connection with the sales of our hardware products. Our hardware support revenues that we report are influenced by a number of factors, including the volume of purchases of hardware products, the pricing and mix of hardware products purchased, whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale, the percentage of our hardware support contract customer base that renews its support contracts and our acquisitions. Substantially all of these factors are heavily influenced by our customers’ decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available.

Our hardware support margins have been and will be affected by certain of our acquisitions and related accounting, including fair value adjustments relating to hardware support obligations assumed and by the amortization of intangible assets, both of which are discussed further below under “Supplemental Disclosure Related to Certain Charges.”

Services Business

Our services business, which represented 9% of our total revenues in each of fiscal 2016 and 2015, respectively, and 10% of our total revenues in fiscal 2014, is comprised of the remainder of our operating segments. Our services business has lower margins than our cloud and on-premise software and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending, our strategic emphasis on growing our cloud revenues and the growth in our software and hardware offerings. Our services business’ offerings include:

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

Acquisitions

A selective and active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies, including MICROS Systems, Inc. (MICROS) in fiscal 2015.

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

We believe that we can fund our future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), and we consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include:

•	Revenue Recognition;

•	Business Combinations;

•	Goodwill and Intangible Assets—Impairment Assessments;

•	Accounting for Income Taxes; and

•	Legal and Other Contingencies.

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

Revenue Recognition

Our sources of revenues include:

•

cloud and on-premise software revenues, which include the sale of: new software licenses, which generally grant to customers a perpetual right to use our database, middleware, applications and industry-specific software products; cloud SaaS and PaaS offerings, which grant customers access to a broad range of our software and related support offerings on a subscription basis in a secure, standards-based cloud computing environment; cloud IaaS offerings, which grant customers access to infrastructure cloud services to perform elastic compute, storage and networking services, and also provide management services for software and hardware and related IT infrastructure, both generally on a subscription basis; and software license updates and product support offerings (described further below);

•

hardware revenues, which include the sale of hardware products including Oracle Engineered Systems, computer servers, storage products, networking and data center fabric products, and industry-specific hardware; and hardware support revenues (described further below); and

•	services revenues, which are earned from providing software and hardware related services including consulting, advanced customer support and education services.

Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware, application and industry-specific software products and exclude cloud SaaS and PaaS revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

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

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy (for example, in agreements with government entities where acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature), we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. If acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

The vast majority of our software license arrangements include software license updates and product support contracts, which are entered into at the customer’s option, and the related fees are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support contracts are generally priced as a percentage of the net new software licenses fees and are generally invoiced in full at the beginning of the support term. Substantially all of our customers renew their software license updates and product support contracts annually.

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor-specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Products, Hardware Support and Related Services (Non-software Elements)

Our revenue recognition policy for non-software deliverables including cloud SaaS, PaaS and IaaS offerings, hardware products, support and related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware products revenues, support and related services revenues to be recognized in each accounting period.

Revenues from the sales of our non-software elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

Our cloud IaaS offerings provide infrastructure cloud services and also include deployment and management offerings for software and hardware and related IT infrastructure. Our cloud IaaS offerings are generally sold on a subscription basis and revenues for these cloud IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenues from the sale of hardware products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage, networking and industry-specific hardware and are recognized upon the delivery of the hardware product to the customer provided all other revenue recognition criteria have been satisfied.

Our hardware support offerings generally provide customers with software updates for the software components that are essential to the functionality of our hardware products and can also include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees. Hardware support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements, which is typically one year, provided all other revenue recognition criteria have been satisfied.

Revenue Recognition for Multiple-Element Arrangements—Cloud SaaS, PaaS and IaaS Offerings, Hardware Products, Hardware Support and Related Services (Non-software Arrangements)

We enter into arrangements with customers that purchase non-software related products and services from us at the same time, or within close proximity of one another (referred to as non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the contractual period of the arrangement, or in the case of our cloud offerings, we generally recognize revenues over the contractual term of the cloud software subscription. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

For our non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware product includes software, we determine whether the tangible hardware product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a non-software deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

When possible, we establish VSOE of selling price for deliverables in software and non-software multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, contractually stated prices, the geographies in which we offer our products and services, the type of customer (i.e., distributor, value-added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Non-software Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Non-software Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including new software licenses, software license updates and product support, cloud SaaS, PaaS and IaaS offerings, hardware products, hardware support, consulting, advanced customer support services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Other Revenue Recognition Policies Applicable to Software and Non-software Elements

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

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software licenses revenues and/or hardware products revenues, including the costs of hardware products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and non-software elements based on a rational and consistent methodology utilizing our best estimate of the relative selling price of such elements.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software or hardware products and the planning, budgeting and approval processes undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of cancellation is remote, we then recognize revenues once all of the criteria described above have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

We assess whether fees are fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our standard payment terms are net 30 days. However, payment terms may vary based on the country in which the agreement is executed. We evaluate non-standard payment terms based on whether we have successful collection history on comparable arrangements (based upon similarity of customers, products, and license economics) and, if so, generally conclude such payment terms are fixed and determinable and thereby satisfy the required criteria for revenue recognition.

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers primarily through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software licenses revenues and hardware products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third-party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables.

Our customers include several of our suppliers and, occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements, sales of hardware or sales of services that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•

future expected cash flows from software license sales, cloud SaaS, PaaS and IaaS contracts, hardware product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents;

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

We estimate the fair values of our cloud SaaS and PaaS, software license updates and product support, and hardware support obligations assumed. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. As a result of our fair value estimates for these obligations, we did not recognize certain cloud SaaS and PaaS, software license updates and product support and hardware support revenue amounts that would have been otherwise recorded by the acquired businesses as independent entities upon delivery of the contractual obligations (refer to “Supplemental Disclosure Related to Certain Charges” below for further discussion). Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS and PaaS contracts and hardware support contracts. To the extent customers to which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

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

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

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

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles—Goodwill and Other. According to ASC 350, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two-step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test prescribed by ASC 350 will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Our most recent annual goodwill impairment analysis, which was performed on March 1, 2016, did not result in a goodwill impairment charge, nor did we recognize an impairment charge in fiscal 2014. In fiscal 2015, we recognized an impairment charge of $186 million in our hardware products reporting unit (refer to Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

Other than our consulting reporting unit, all of our other reporting units had fair values that substantially exceeded their carrying values based on our most recent annual goodwill impairment review. Our consulting reporting unit had $1.8 billion of goodwill on March 1, 2016, and experienced revenue and operating margin declines in fiscal 2016. As of our most recent annual goodwill impairment review, our consulting reporting unit’s fair value was 11% in excess of its carrying value. We estimate that should our consulting reporting unit’s projected margins and related cash flows unfavorably deviate from our projections by 20% or more each year, our consulting reporting unit likely would incur a goodwill impairment loss.

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

Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2016, 2015 or 2014.

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

The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. A description of our accounting policies associated with tax related contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For those tax related contingencies that are not a part of a business combination, we account for these uncertain tax issues pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given with respect to the final outcome of these matters. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, judicial rulings, and refinement of estimates or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact our provision for income taxes in the period in which such a determination is made. Our provisions for income taxes include the impact of reserve provisions and changes to reserves that are considered appropriate and also include the related interest and penalties.

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

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For legal and other contingencies that are not a part of a business combination, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time the accruals are made. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in fiscal 2016 compared to fiscal 2015 and in fiscal 2015 compared to fiscal 2014 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from fiscal 2016 compared to fiscal 2015 and fiscal 2015 compared to fiscal 2014, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expenses for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products and services sold would have been different; and

•

although substantially all of our on-premise software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS and PaaS contracts and hardware support contracts, the amounts shown as cloud SaaS and PaaS deferred revenues, software license updates and product support deferred revenues, and hardware support deferred revenues in our “Supplemental Disclosure Related to Certain Charges” (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our segments’ revenues and expenses. As a result, each segment’s revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2015, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2016 and 2015, our financial statements would reflect reported revenues of $1.12 million in fiscal 2016 (using 1.12 as the month-end average exchange rate for the period) and $1.08 million in fiscal 2015 (using 1.08 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2016 results using the fiscal 2015 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Total Revenues by Geography:
Americas	$20,466	-3%	0%	$21,107	4%	6%	$20,323
EMEA(1)	10,881	-4%	3%	11,380	-5%	4%	11,946
Asia Pacific(2)	5,700	-1%	7%	5,739	-4%	1%	6,006

Total revenues	37,047	-3%	2%	38,226	0%	4%	38,275
Total Operating Expenses	24,443	0%	4%	24,355	4%	7%	23,516

Total Operating Margin	$12,604	-9%	-2%	$13,871	-6%	0%	$14,759

Total Operating Margin %	34%			36%			39%
% Revenues by Geography:
Americas	55%			55%			53%
EMEA	29%			30%			31%
Asia Pacific	16%			15%			16%
Total Revenues by Business:
Cloud and on-premise software	$28,990	-2%	3%	$29,475	1%	5%	$29,199
Hardware	4,668	-10%	-5%	5,205	-3%	2%	5,372
Services	3,389	-4%	2%	3,546	-4%	0%	3,704

Total revenues	$37,047	-3%	2%	$38,226	0%	4%	$38,275

% Revenues by Business:
Cloud and on-premise software	78%			77%			76%
Hardware	13%			14%			14%
Services	9%			9%			10%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region includes Japan

Fiscal 2016 Compared to Fiscal 2015:    Our results of operations for fiscal 2016 compared to fiscal 2015 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 5 percentage points, total operating expenses by 4 percentage points and total operating margin by 7 percentage points.

Excluding the effects of unfavorable currency rate fluctuations, our total revenues increased in fiscal 2016 due to constant currency growth in our cloud and on-premise software business revenues and services business revenues. The constant currency growth in our cloud and on-premise software business revenues during fiscal 2016 was attributable to growth in our software license updates and product support revenues, growth in our SaaS, PaaS and IaaS revenues, and revenue contributions from our recent acquisitions and was partially offset by fiscal 2016 decreases in our new software licenses revenues. The constant currency growth in our services business revenues was primarily attributable to our recent acquisitions. These constant currency increases in our revenues during fiscal 2016 were partially offset by constant currency decreases in our hardware business revenues. In constant currency, the EMEA region and the Asia Pacific region contributed approximately equal amounts to our fiscal 2016 total revenues growth and the Americas was flat.

Excluding the effects of favorable currency rate fluctuations, our total operating expenses increased during fiscal 2016 primarily due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, increased cloud SaaS, PaaS and IaaS expenses resulting from increased headcount and infrastructure expenses to support the increase in our cloud SaaS, PaaS and IaaS revenues, higher restructuring expenses that were recorded pursuant to the Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan; see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report), and higher general and administrative expenses due to higher headcount and higher professional services fees, primarily legal related fees. These constant currency expense increases were partially offset by fiscal 2016 reductions in expenses associated with certain of our intangible assets that became fully amortized during fiscal 2016 and lower acquisition related and other expenses, which primarily was attributable to higher expenses during fiscal 2015 as a result of a goodwill impairment loss of $186 million (see Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information).

Excluding the effects of unfavorable foreign currency rate fluctuations, our total operating margin and total operating margin as a percentage of revenues decreased in fiscal 2016 as our total expenses increased at a faster rate than our total revenues.

Fiscal 2015 Compared to Fiscal 2014:    Our results of operations for fiscal 2015 compared to fiscal 2014 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 4 percentage points, total operating expenses by 3 percentage points and total operating income by 6 percentage points.

Excluding the effects of unfavorable currency variations, our total revenues increased in fiscal 2015 due to revenue increases in our cloud and on-premise software and hardware businesses. The constant currency growth in our cloud and on-premise software revenues was attributable to similar reasons as noted above. The constant currency growth in our hardware business was attributable to growth in our hardware support revenues, which were primarily attributable to revenue contributions from our acquisitions. Excluding the effects of currency rate fluctuations, the Americas region contributed 69%, the EMEA region contributed 28% and the Asia Pacific region contributed 3% to the growth in our total revenues during fiscal 2015.

Excluding the effects of favorable currency variations, our total operating expenses increased during fiscal 2015 due to expense increases across all of our lines of business, the largest of which were due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, increased cloud SaaS and PaaS expenses to support the increase in our cloud SaaS and PaaS revenues, and increased acquisition related and other expenses that was primarily attributable to the goodwill impairment charge as noted above.

Excluding the effects of unfavorable foreign currency rate fluctuations, our fiscal 2015 operating margin was flat in comparison to the prior year, while our operating margin as a percentage of revenues decreased in fiscal 2015 as our total operating expenses increased at a faster rate than our total revenues.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items:

	Year Ended May 31,
(in millions)	2016	2015	2014
Cloud software as a service and platform as a service deferred revenues(1)	$7	$12	$17
Software license updates and product support deferred revenues(1)	2	11	3
Hardware support deferred revenues(1)	1	4	11
Amortization of intangible assets(2)	1,638	2,149	2,300
Acquisition related and other(3)(5)	42	211	41
Restructuring(4)	458	207	183
Stock-based compensation(5)	1,034	928	795
Income tax effects(6)	(846)	(971)	(1,091)

	$2,336	$2,551	$2,259

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2017	$1,026
Fiscal 2018	878
Fiscal 2019	770
Fiscal 2020	621
Fiscal 2021	476
Thereafter	1,172

Total intangible assets, net	$4,943

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Included in acquisition related and other expenses for fiscal 2015 was a goodwill impairment loss of $186 million (see Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report).

(4)

Restructuring expenses during fiscal 2016 primarily related to employee severance in connection with our 2015 Restructuring Plan. Restructuring expenses during fiscal 2015 primarily related to costs incurred pursuant to our 2015 Restructuring Plan and our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Restructuring expenses during fiscal 2014 primarily related to costs incurred pursuant to our 2013 Restructuring Plan. Additional information regarding certain of our restructuring plans is provided in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(5)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2016	2015	2014
Sales and marketing	$220	$180	$165
Cloud software as a service and platform as a service	17	10	8
Cloud infrastructure as a service	4	5	4
Software license updates and product support	23	21	22
Hardware products	7	6	5
Hardware support	5	6	6
Services	29	30	29
Research and development	609	522	385
General and administrative	120	148	171

Subtotal	1,034	928	795
Acquisition related and other	3	5	10

Total stock-based compensation	$1,037	$933	$805

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for fiscal 2016, 2015 and 2014 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 23.2%, 23.6% and 22.5%, respectively, instead of 22.2%, 22.6% and 20.1%, respectively, which represented our effective tax rates as derived per our consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets.

Cloud and On-Premise Software Business

Our cloud and on-premise software business consists of our cloud software and on-premise software segment, our cloud IaaS segment and our software license updates and product support segment.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Cloud Software and On-Premise Software Revenues:
Americas	$5,204	-9%	-7%	$5,742	4%	6%	$5,544
EMEA	2,629	-3%	3%	2,715	-16%	-8%	3,249
Asia Pacific	1,650	6%	12%	1,563	-10%	-5%	1,744

Total revenues	9,483	-5%	-1%	10,020	-5%	0%	10,537
Expenses:
Cloud software as a service and platform as a service(1)	1,135	49%	53%	763	71%	76%	447
Sales and marketing(1)	6,690	3%	9%	6,474	2%	6%	6,350
Stock-based compensation	223	24%	24%	179	8%	8%	166
Amortization of intangible assets(2)	826	-18%	-18%	1,008	3%	3%	977

Total expenses	8,874	5%	10%	8,424	6%	10%	7,940

Total Margin	$609	-62%	-59%	$1,596	-39%	-31%	$2,597

Total Margin %	6%			16%			25%
% Revenues by Geography:
Americas	55%			57%			53%
EMEA	28%			27%			31%
Asia Pacific	17%			16%			16%
Revenues by Software Offerings:
Cloud software as a service and platform as a service	$2,207	49%	52%	$1,485	32%	35%	$1,121
New software licenses	7,276	-15%	-11%	8,535	-9%	-4%	9,416

Total cloud software and on-premise software revenues	$9,483	-5%	-1%	$10,020	-5%	0%	$10,537

% Revenues by Software Offerings:
Cloud software as a service and platform as a service	23%			15%			11%
New software licenses	77%			85%			89%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 4 percentage points, total revenues from our cloud software and on-premise software segment decreased by 1 percentage point during fiscal 2016 due to a reduction in new software licenses revenues, partially offset by an increase in cloud SaaS and PaaS revenues and incremental revenue contributions from our recent acquisitions. The increase in our cloud SaaS and PaaS revenues and decrease in our new software licenses revenues during fiscal 2016 were primarily due to the strategic emphasis placed on selling, marketing and growing our cloud software offerings and we expect these revenue trends will continue. In constant currency, fiscal 2016 revenue declines in the Americas region were partially offset by revenues growth in the EMEA and Asia Pacific regions.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 24% in fiscal 2016 and represented 28% of our new software licenses revenues in fiscal 2016 in comparison to 31% in fiscal 2015.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, total cloud software and on-premise software expenses increased during fiscal 2016 primarily due to higher employee related expenses from increased headcount and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase. These fiscal 2016 constant currency expense increases were partially offset by a reduction in expenses associated with certain of our intangible assets that became fully amortized.

Excluding the effects of unfavorable currency rate fluctuations, our cloud software and on-premise software segment’s total margin and total margin as a percentage of revenues decreased in fiscal 2016 due primarily to growth in our total expenses for this operating segment.

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations, cloud software and on-premise software revenues were flat during fiscal 2015 as growth in our cloud SaaS and PaaS revenues and contributions from our acquisitions were offset by a decline in our new software licenses revenues. Similar to the fiscal 2016 trend noted above, the increase in our cloud SaaS and PaaS revenues and decrease in our new software licenses revenues during fiscal 2015 were primarily due to the strategic emphasis placed on selling, marketing and growing our cloud software offerings. In constant currency, fiscal 2015 revenue growth in the Americas region was offset by revenue declines in the EMEA and Asia Pacific regions.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 15% in fiscal 2015 and represented 31% of our new software licenses revenues in fiscal 2015 in comparison to 33% in fiscal 2014.

Excluding the effects of favorable currency rate fluctuations, total cloud software and on-premise software expenses increased in fiscal 2015 primarily due to higher employee related expenses from increased headcount, higher variable compensation expenses, and higher cloud SaaS and PaaS expenses incurred to support the related revenues increase.

Excluding the effects of unfavorable currency rate fluctuations, our cloud software and on-premise software segment’s total margin and total margin as a percentage of revenues decreased in fiscal 2015 due primarily to the growth in our total expenses during fiscal 2015 for this operating segment.

Cloud Infrastructure as a Service:    Our cloud IaaS segment provides infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis. Our cloud IaaS segment also offers Oracle Managed Cloud Services, which are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Cloud IaaS expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. Operating expenses associated with our IaaS offerings also include sales and marketing expenses, which are largely personnel related, and amortization of intangible assets. For all periods presented, our cloud IaaS segment’s revenues and expenses were substantially attributable to our Oracle Managed Cloud Services offerings.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Cloud Infrastructure as a Service Revenues:
Americas	$470	6%	9%	$444	33%	35%	$335
EMEA	139	7%	14%	129	37%	41%	94
Asia Pacific	37	7%	21%	35	28%	39%	27

Total revenues	646	6%	11%	608	33%	36%	456
Expenses:
Cloud infrastructure as a service(1)	362	6%	10%	339	12%	14%	304
Sales and marketing(1)	76	-16%	-14%	90	46%	50%	61
Stock-based compensation	5	-2%	-2%	5	27%	27%	4
Amortization of intangible assets(2)	5	34%	34%	4	*	*	—

Total expenses	448	2%	5%	438	19%	21%	369

Total Margin	$198	17%	24%	$170	97%	103%	$87

Total Margin %	31%			28%			19%
% Revenues by Geography:
Americas	73%			73%			73%
EMEA	21%			21%			21%
Asia Pacific	6%			6%			6%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

*	Not meaningful

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, total cloud IaaS revenues increased during fiscal 2016 due to growth in our Oracle Managed Cloud Services offerings and incremental revenue contributions from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas region contributed 62%, the EMEA region contributed 27% and the Asia Pacific region contributed 11% to the increase in cloud IaaS revenues during fiscal 2016.

On a constant currency basis, total cloud IaaS expenses increased during fiscal 2016 primarily due to increased infrastructure expenses to support our increase in cloud IaaS revenues.

Excluding the effects of unfavorable currency exchange variances, total margin and margin as a percentage of revenues increased in fiscal 2016 as total revenues increased at a faster rate than our total expenses for this operating segment.

Fiscal 2015 Compared to Fiscal 2014:    On a constant currency basis, total cloud IaaS revenues increased during fiscal 2015 primarily due to contributions from our acquisitions. Excluding the effects of currency rate fluctuations, the Americas region contributed 70%, the EMEA region contributed 24% and the Asia Pacific region contributed 6% to the increase in cloud IaaS revenues during fiscal 2015.

On a constant currency basis, total cloud IaaS expenses increased in fiscal 2015 primarily due to increased employee related expenses associated with increased headcount and increased infrastructure expenses to support our increase in IaaS revenues.

Excluding the effects of unfavorable currency exchange variances, total margin and margin as a percentage of revenues increased in fiscal 2015 as total revenues increased at a faster rate than our total expenses for this operating segment.

Software License Updates and Product Support:    Software license updates and product support revenues are typically generated through the sale of software support contracts related to on-premise new software licenses purchased by our customers. Our software license updates and product support offerings include software license updates, which grant on-premise software customers rights to unspecified product upgrades and maintenance releases and patches released during the support period, and product support including internet access to technical content as well as internet and telephone access to technical support personnel in our global support centers. Expenses associated with our software license updates and product support line of business include the cost of providing the support services, largely personnel related expenses, and the amortization of our intangible assets associated with software support contracts and customer relationships obtained from acquisitions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Software License Updates and Product Support Revenues:
Americas	$10,672	2%	5%	$10,418	6%	7%	$9,858
EMEA	5,703	-4%	5%	5,920	0%	9%	5,906
Asia Pacific	2,486	-1%	7%	2,509	3%	8%	2,442

Total revenues	18,861	0%	5%	18,847	4%	8%	18,206
Expenses:
Software license updates and product support(1)	1,123	-5%	1%	1,178	3%	8%	1,140
Stock-based compensation	23	11%	11%	21	-7%	-7%	22
Amortization of intangible assets(2)	504	-32%	-32%	741	-7%	-7%	801

Total expenses	1,650	-15%	-12%	1,940	-1%	2%	1,963

Total Margin	$17,211	2%	7%	$16,907	4%	9%	$16,243

Total Margin %	91%			90%			89%
% Revenues by Geography:
Americas	57%			55%			54%
EMEA	30%			32%			33%
Asia Pacific	13%			13%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, software license updates and product support revenues increased during fiscal 2016 as a result of substantially all customers electing to purchase software support contracts in conjunction with their new software licenses purchased during the trailing 4-quarter period, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period and incremental revenues from our recent acquisitions. Excluding the effects of currency rate fluctuations, the Americas region contributed 56%, the EMEA region contributed 26% and the Asia Pacific region contributed 18% to the increase in software license updates and product support revenues during fiscal 2016.

Excluding the effects of favorable foreign currency rate fluctuations of 3 percentage points, total software license updates and product support expenses decreased during fiscal 2016 primarily due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and margin as a percentage of revenues increased in fiscal 2016 due to the growth in total revenues and the decrease in total expenses for this segment.

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations of 4 percentage points, software license updates and product support revenues increased during fiscal 2015 relative to fiscal 2014 due to similar reasons as noted above for the fiscal 2016 increase. Excluding the effects of currency rate fluctuations, the Americas region contributed 50%, the EMEA region contributed 36% and the Asia Pacific region contributed 14% to the increase in software license updates and product support revenues during fiscal 2015.

Excluding the effects of favorable foreign currency rate fluctuations of 3 percentage points, total software license updates and product support expenses increased during fiscal 2015 due to higher employee related expenses and facilities costs associated with increased headcount that was primarily attributable to acquisitions, and also due to higher bad debt expenses. These fiscal 2015 expense increases were partially offset by fiscal 2015 expense decreases related to lower statutory obligation expenses in the jurisdictions in which we operate and lower amortization of intangible assets.

In constant currency, total margin and margin as a percentage of revenues for this segment increased in fiscal 2015 as our total revenues increased at a faster rate than our total expenses for this segment.

Hardware Business

Our hardware business consists of our hardware products segment and hardware support segment.

Hardware Products:    Hardware products revenues are primarily generated from the sales of our Oracle Engineered Systems, computer server, storage, networking, workstations and related devices and industry-specific hardware products. We market and sell our hardware products through our direct sales force and indirect channels such as independent distributors and value-added resellers. Operating expenses associated with our hardware products include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete. Operating expenses associated with our hardware products also include sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware products, and amortization of intangible assets.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Hardware Products Revenues:
Americas	$1,241	-17%	-13%	$1,492	-1%	1%	$1,507
EMEA	721	-10%	-1%	797	-5%	7%	834
Asia Pacific	509	-5%	1%	536	-16%	-12%	635

Total revenues	2,471	-13%	-7%	2,825	-5%	0%	2,976
Expenses:
Hardware products(1)	1,364	-7%	-1%	1,465	-3%	3%	1,516
Sales and marketing(1)	898	-1%	6%	911	-8%	-3%	991
Stock-based compensation	20	17%	17%	17	47%	47%	12
Amortization of intangible assets(2)	149	-33%	-33%	223	-19%	-19%	274

Total expenses	2,431	-7%	-1%	2,616	-6%	-1%	2,793

Total Margin	$40	-81%	-80%	$209	14%	19%	$183

Total Margin %	2%			7%			6%
% Revenues by Geography:
Americas	50%			53%			51%
EMEA	29%			28%			28%
Asia Pacific	21%			19%			21%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, total hardware products revenues decreased during fiscal 2016 due to reductions in sales volumes of certain of our product lines, including lower margin products. This decrease was partially offset by incremental revenues during the first quarter of fiscal 2016 from our recently acquired companies, primarily MICROS. On a constant currency basis, fiscal 2016 total hardware products revenues declines in the Americas and EMEA regions were partially offset by slight growth in the Asia Pacific region.

Excluding the effects of favorable currency rate fluctuations of 6 percentage points, total hardware products expenses decreased in fiscal 2016 due to lower hardware products costs associated with lower hardware products revenues, and due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and total margin as a percentage of revenues decreased in fiscal 2016 for this segment due to the decrease in our total revenues.

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations, total hardware products revenues were flat in fiscal 2015 as revenues from acquired companies, including MICROS, and increases in hardware revenues attributable to our Oracle Engineered Systems products were offset by reductions in the sales volumes of certain of our other hardware product offerings. On a constant currency basis, revenue increases in the Americas and EMEA regions were offset by revenue declines in the Asia Pacific region during fiscal 2015.

Excluding the effects of favorable currency rate fluctuations, total hardware products expenses decreased in fiscal 2015 primarily due to lower bad debt expenses and a reduction in amortization of intangible assets. These fiscal 2015 expense decreases were partially offset by higher fiscal 2015 employee related expenses due to increased headcount from our acquisitions and higher direct product costs that were primarily attributable to acquired products revenues.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Hardware Support Revenues:
Americas	$1,163	-7%	-4%	$1,245	1%	3%	$1,229
EMEA	656	-9%	-1%	722	-2%	6%	738
Asia Pacific	378	-9%	-1%	413	-4%	1%	429

Total revenues	2,197	-8%	-3%	2,380	-1%	4%	2,396
Expenses:
Hardware support(1)	688	-15%	-10%	810	-2%	2%	830
Stock-based compensation	5	-17%	-17%	6	3%	3%	6
Amortization of intangible assets(2)	146	-8%	-8%	158	-32%	-32%	231

Total expenses	839	-14%	-10%	974	-9%	-6%	1,067

Total Margin	$1,358	-3%	3%	$1,406	6%	11%	$1,329

Total Margin %	62%			59%			55%
% Revenues by Geography:
Americas	53%			52%			51%
EMEA	30%			30%			31%
Asia Pacific	17%			18%			18%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, hardware support revenues decreased in fiscal 2016 due to reductions in sales volumes of certain of our hardware product lines for which we offer hardware support. This decrease was partially offset by incremental revenues during the first quarter of fiscal 2016 that were primarily related to our acquisition of MICROS. On a constant currency basis, the decrease in total hardware support revenues was attributable to revenue declines in all regions during fiscal 2016.

Excluding the effects of favorable currency rate fluctuations of 4 percentage points, total hardware support expenses decreased in fiscal 2016 primarily due to reductions in employee related and other expenses from reduced headcount and reduced external contractor costs as we integrated MICROS into our operations, due to a decrease in bad debt expenses, and due to a reduction in expenses associated with certain of our intangible assets that became fully amortized during fiscal 2016.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in fiscal 2016 due to the total expense reductions for this segment.

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations, hardware support revenues increased in fiscal 2015 primarily due to incremental revenues from acquired companies, primarily MICROS. The Americas region contributed 42%, the EMEA region contributed 52% and the Asia Pacific region contributed 6% to the increase in hardware support revenues during fiscal 2015.

In constant currency, total hardware support expenses decreased in fiscal 2015 primarily due to reduced service delivery costs due to operational initiatives and a decrease in amortization of intangible assets, partially offset by higher employee related expenses resulting from increased headcount from our acquisitions, higher external contractor expenses and higher bad debt expenses.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in fiscal 2015 due to the increase in total revenues and decrease in total expenses for this operating segment.

Services Business

Our services business consists of consulting, advanced customer support services and education services. Consulting revenues are earned by providing services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial software implementation and integration, and ongoing software enhancements and upgrades. Advanced customer support services are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle products and services and also include certain other services. Education revenues are earned by providing instructor-led, live virtual training, self-paced online training, private events and custom training in the use of our cloud, on-premise software and hardware offerings. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Services Revenues:
Americas	$1,716	-3%	1%	$1,766	-5%	-2%	$1,850
EMEA	1,033	-6%	2%	1,097	-2%	6%	1,125
Asia Pacific	640	-6%	1%	683	-6%	-1%	729

Total revenues	3,389	-4%	2%	3,546	-4%	0%	3,704
Expenses:
Services(1)	2,722	-6%	0%	2,899	-1%	4%	2,925
Stock-based compensation	29	-6%	-6%	30	2%	2%	29
Amortization of intangible assets(2)	8	-47%	-47%	15	-12%	-12%	17

Total expenses	2,759	-6%	-1%	2,944	-1%	4%	2,971

Total Margin	$630	5%	12%	$602	-18%	-13%	$733

Total Margin %	19%			17%			20%
% Revenues by Geography:
Americas	51%			50%			50%
EMEA	30%			31%			30%
Asia Pacific	19%			19%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our consolidated statements of operations

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, our total services revenues increased during fiscal 2016 due primarily to revenue increases in our advanced customer support segment of which the majority of the growth was attributable to our recent acquisitions. In constant currency, the Americas contributed 44%, EMEA contributed 44% and Asia Pacific contributed 12% to the fiscal 2016 growth in our total services revenues.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, our total services expenses declined slightly in fiscal 2016 due to reduced expenses in our consulting and education segments, which were partially offset by modest expense growth in our advanced customer services segment primarily due to our recent acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues increased in fiscal 2016 due to the increase in total revenues and decrease in total expenses.

Fiscal 2015 Compared to Fiscal 2014:    Excluding the effects of unfavorable currency rate fluctuations, our total services revenues were flat in fiscal 2015 as incremental revenues from acquired companies, including MICROS, and an increase in fiscal 2015 advanced customer services revenues were offset by declines in our fiscal 2015 consulting and education revenues. In constant currency, revenues growth in the EMEA region was offset by revenue declines in the Americas and Asia Pacific regions during fiscal 2015.

Excluding the effects of favorable currency rate fluctuations, our total services expenses increased during fiscal 2015 due to higher employee related expenses resulting from increased headcount from our acquisitions and were partially offset by lower variable compensation and lower external contractor costs.

In constant currency, total margin and margin as a percentage of total revenues decreased in fiscal 2015 due to the increase in total expenses for this business.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Research and development(1)	$5,178	4%	5%	$5,002	5%	6%	$4,766
Stock-based compensation	609	17%	17%	522	36%	36%	385

Total expenses	$5,787	5%	7%	$5,524	7%	8%	$5,151

% of Total Revenues	16%			14%			13%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during fiscal 2016 and fiscal 2015, each relative to the corresponding prior fiscal year, primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our acquisitions, and also due to increased infrastructure expenses.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
General and administrative(1)	$1,035	11%	16%	$929	7%	10%	$867
Stock-based compensation	120	-19%	-19%	148	-14%	-14%	171

Total expenses	$1,155	7%	11%	$1,077	4%	7%	$1,038

% of Total Revenues	3%			3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during fiscal 2016 and fiscal 2015, each relative to the corresponding prior fiscal year, due to higher employee related expenses resulting from increased headcount and due to higher professional services expenses, primarily legal related expenses.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Software support agreements and related relationships	$358	-33%	-33%	$531	-7%	-7%	$571
Hardware support agreements and related relationships	145	1%	1%	144	1%	1%	143
Developed technology	559	-20%	-20%	700	-1%	-1%	706
Core technology	89	-51%	-51%	182	-43%	-43%	318
Customer relationships and contract backlog	217	-30%	-30%	312	-7%	-7%	334
SaaS, PaaS and IaaS agreements and related relationships and other	212	4%	4%	203	35%	35%	150
Trademarks	58	-25%	-25%	77	-1%	-1%	78

Total amortization of intangible assets	$1,638	-24%	-24%	$2,149	-7%	-7%	$2,300

Amortization of intangible assets decreased during fiscal 2016 and fiscal 2015, each relative to the corresponding prior fiscal year, due to a reduction in expenses associated with certain of our intangible assets that became fully amortized. These decreases were partially offset by additional amortization from intangible assets associated with recently completed acquisitions. Note 7 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report has additional information regarding our intangible assets and related amortization.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Transitional and other employee related costs	$45	-20%	-19%	$57	112%	120%	$27
Stock-based compensation	3	-43%	-43%	5	-48%	-48%	10
Professional fees and other, net	10	128%	128%	(35)	274%	279%	20
Business combination adjustments, net	(16)	-109%	-109%	184	1,235%	1,239%	(16)

Total acquisition related and other expenses	$42	-80%	-80%	$211	412%	411%	$41

Acquisition related and other expenses decreased in fiscal 2016 and increased in fiscal 2015, each relative to the corresponding prior fiscal year, primarily due to a $186 million goodwill impairment loss recorded during fiscal 2015. We also recorded an acquisition related benefit of $19 million and a litigation related benefit of $53 million in fiscal 2016 and 2015, respectively, which reduced our expenses in those periods.

Restructuring Expenses:    Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Restructuring expenses	$458	121%	145%	$207	14%	22%	$183

Restructuring expenses in fiscal 2016 primarily related to our 2015 Restructuring Plan. Restructuring expenses in fiscal 2015 primarily related to our 2015 Restructuring Plan and our 2013 Restructuring Plan. Restructuring expenses in fiscal 2014 primarily related to our 2013 Restructuring Plan. Actions pursuant to the aforementioned plans were substantially complete as of May 31, 2016. We may incur restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with legacy restructuring plans.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Interest expense	$1,467	28%	28%	$1,143	25%	25%	$914

Fiscal 2016 Compared to Fiscal 2015:    Interest expense increased in fiscal 2016 primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in May 2015. We also issued $10.0 billion of senior notes in July 2014, which also contributed to additional interest expense during fiscal 2016 relative to fiscal 2015. These increases in interest expense during fiscal 2016 were partially offset by reductions in interest expense resulting from the maturity and repayment of $2.0 billion of senior notes in January 2016. Interest expense was also reduced in fiscal 2016 by the maturity and repayment of $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014. See Recent Financing Activities below and Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our borrowings.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Interest income	$538	54%	59%	$349	33%	33%	$263
Foreign currency losses, net	(110)	-30%	-37%	(157)	-58%	-59%	(375)
Noncontrolling interests in income	(116)	2%	2%	(113)	15%	15%	(98)
Other (loss) income, net	(7)	126%	126%	27	-60%	-60%	69

Total non-operating income (expense), net	$305	188%	221%	$106	175%	187%	$(141)

Fiscal 2016 Compared to Fiscal 2015:    On a constant currency basis, our non-operating income, net for fiscal 2016 increased due to higher interest income resulting from higher interest rates and higher cash, cash equivalent and short-term investment balances and due to lower net foreign currency losses.

Fiscal 2015 Compared to Fiscal 2014:    On a constant currency basis, our non-operating income, net in fiscal 2015 increased due to lower net foreign currency losses and due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances. Included in foreign currency losses, net in fiscal 2015 and 2014 were remeasurement losses of $23 million and $213 million, respectively, related to our Venezuelan subsidiary. Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report contains additional information regarding the foreign currency remeasurement losses we incurred in all periods related to our Venezuelan subsidiary.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	Actual	Constant	2014
Provision for income taxes	$2,541	-12%	-5%	$2,896	5%	13%	$2,749

Effective tax rate	22.2%			22.6%			20.1%

Fiscal 2016 Compared to Fiscal 2015:    Provision for income taxes in fiscal 2016 decreased, relative to the provision for income taxes in fiscal 2015, due in substantial part to lower net income before provision for income taxes during fiscal 2016, settlements with certain tax authorities, and the retroactive extension of the U.S. research and development tax credit, which collectively were partially offset by unfavorable changes in the jurisdictional mix of our earnings during fiscal 2016.

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

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2016	Change	2015	Change	2014
Working capital	$47,105	-2%	$47,892	42%	$33,739
Cash, cash equivalents and marketable securities	$56,125	3%	$54,368	40%	$38,819

Working capital:    The decrease in working capital as of May 31, 2016 in comparison to May 31, 2015 was primarily due to $10.4 billion of cash used for repurchases of our common stock, $2.5 billion of cash used to pay dividends to our stockholders and $1.2 billion of cash used for capital expenditures. These unfavorable working capital movements were partially offset by the favorable impacts to our net current assets resulting from our net income during fiscal 2016 and cash proceeds from fiscal 2016 stock option exercises.

The increase in working capital as of May 31, 2015 in comparison to May 31, 2014 was primarily due to our issuance of $20.0 billion of long-term senior notes during fiscal 2015, the favorable impact to our net current assets resulting from our net income during fiscal 2015 and, to a lesser extent, cash proceeds from stock option exercises. These working capital increases were partially offset by $6.2 billion of net cash used for our acquisitions of MICROS and others, $8.1 billion of cash used for repurchases of our common stock, the reclassification of $2.0 billion of senior notes that were due in January 2016 from long-term to current, and $2.3 billion of cash used to pay dividends to our stockholders, all of which occurred during fiscal 2015.

Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2016 in comparison to May 31, 2015 was primarily due to cash inflows generated by our operations during fiscal 2016, $1.8 billion of net cash inflows from fiscal 2016 debt issuances, net of debt repayments, and cash inflows from fiscal 2016 stock option exercises. These fiscal 2016 cash inflows were partially offset by fiscal 2016 cash outflows of $10.4 billion for repurchases of our common stock, $2.5 billion for the fiscal 2016 payment of cash dividends to our stockholders, and $1.2 billion for fiscal 2016 capital expenditures. Cash, cash equivalents and marketable securities included $48.2 billion held by our foreign subsidiaries as of May 31, 2016. We consider $42.6 billion of our undistributed earnings as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these undistributed earnings would be approximately $13.3 billion as of May 31, 2016 should the amounts be repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar generally strengthened against certain major international currencies during fiscal 2016, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of May 31, 2016 relative to what we would have reported using constant currency rates from our May 31, 2015 balance sheet date.

The increase in cash, cash equivalents and marketable securities at May 31, 2015 in comparison to May 31, 2014 was due to an increase in cash generated from our fiscal 2015 operating activities, our issuance of $20.0 billion of senior notes in fiscal 2015, and to a lesser extent, cash proceeds from fiscal 2015 stock option exercises. These fiscal 2015 cash inflows were partially offset by fiscal 2015 cash outflows of $6.2 billion of net cash paid for our acquisitions of MICROS and others, $8.1 billion of fiscal 2015 repurchases of our common stock, the repayment of $1.5 billion of senior notes and $2.3 billion used for the payment of fiscal 2015 cash dividends to our stockholders. Additionally, our reported cash, cash equivalents and marketable securities balances as of May 31, 2015 decreased on a net basis in comparison to May 31, 2014 as the U.S. Dollar generally strengthened in comparison to most major international currencies during fiscal 2015.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 46 days at May 31, 2016 compared with 47 days at May 31, 2015. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware support obligations to fair value.

	Year Ended May 31,
(Dollars in millions)	2016	Change	2015	Change	2014
Net cash provided by operating activities	$13,561	-5%	$14,336	-4%	$14,921
Net cash used for investing activities	$(5,154)	-73%	$(19,047)	153%	$(7,539)
Net cash (used for) provided by financing activities	$(9,856)	200%	$9,850	342%	$(4,068)

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

Net cash provided by operating activities decreased in fiscal 2016 and 2015 primarily due to the cash unfavorable effects of lower net income and the related unfavorable currency rate fluctuations on our net income in each fiscal year relative to the corresponding prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Fiscal 2016 Compared to Fiscal 2015:    Net cash used for investing activities decreased in fiscal 2016 relative to fiscal 2015 primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) and a decrease in cash used for acquisitions, net of cash acquired.

Fiscal 2015 Compared to Fiscal 2014:    Net cash used for investing activities increased in fiscal 2015 relative to fiscal 2014 primarily due to an increase in cash used for acquisitions, net of cash acquired, and an increase in net cash used to purchase marketable securities (net of proceeds received from sales and maturities).

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Fiscal 2016 Compared to Fiscal 2015:    We used net cash for financing activities of $9.9 billion during fiscal 2016 in comparison to net cash provided by financing activities of $9.9 billion during fiscal 2015. Cash used in financing activities during fiscal 2016 was primarily due to cash outflows of $10.4 billion for fiscal 2016 common stock repurchases and $2.5 billion for fiscal 2016 dividend payments, partially offset by $1.8 billion of cash inflows from fiscal 2016 debt issuances, net of repayments. Cash provided by financing activities of $9.9 billion during fiscal 2015 was primarily due to $18.3 billion of net cash inflows from fiscal 2015 debt issuances, net of repayments, partially offset by $8.1 billion of cash used for fiscal 2015 common stock repurchases and $2.3 billion of cash used for fiscal 2015 dividend payments.

Fiscal 2015 Compared to Fiscal 2014:    Net cash provided by financing activities in fiscal 2015 increased in comparison to net cash used by financing activities in fiscal 2014 primarily due to a net increase in borrowings in fiscal 2015 as well as lower stock repurchase activity during fiscal 2015. These favorable impacts to our financing cash flows during fiscal 2015 were partially offset by the repayment of $1.5 billion of borrowings pursuant to senior notes maturities during fiscal 2015 (no repayments during fiscal 2014).

Free cash flow:    To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flows generated from our operations. We believe free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flow as follows:

	Year Ended May 31,
(Dollars in millions)	2016	Change	2015	Change	2014
Net cash provided by operating activities	$13,561	-5%	$14,336	-4%	$14,921
Capital expenditures	(1,189)	-15%	(1,391)	140%	(580)

Free cash flow	$12,372	-4%	$12,945	-10%	$14,341

Net income	$8,901		$9,938		$10,955

Free cash flow as percent of net income	139%		130%		131%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $1.2 billion in fiscal 2016, and $1.6 billion in each of fiscal 2015 and 2014, or approximately 16%, 19% and 17%, respectively, of our new software licenses revenues in fiscal 2016, 2015 and 2014. We financed $159 million, $172 million and $168 million of our hardware products revenues in fiscal 2016, 2015 and 2014, respectively, or approximately 6% in each of fiscal 2016, 2015 and 2014 of our hardware products revenues.

Recent Financing Activities:

Revolving Credit Agreement:    In May 2016, we entered into three revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2016 Credit Agreements) and borrowed $3.8 billion pursuant to these agreements. The 2016 Credit Agreements provided us with short-term borrowings for working capital and other general corporate purposes. Interest for the 2016 Credit Agreements is based on either (1) a LIBOR-based formula or (2) the Base Rate formula, each as set forth in the 2016 Credit Agreements. The borrowings are due and payable on June 27, 2016, which is the termination date of the 2016 Credit Agreements. Additional details regarding the 2016 Credit Agreements are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Senior Notes:    In January 2016, our $2.0 billion 5.25% senior notes due January 2016 matured and were repaid.

Cash Dividends:    In fiscal 2016, we declared and paid cash dividends of $0.60 per share that totaled $2.5 billion. In June 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock payable on July 27, 2016 to stockholders of record as of the close of business on July 6, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of May 31, 2016, approximately $8.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 271.9 million shares for $10.4 billion, 193.7 million shares for $8.1 billion, and 280.4 million shares for $9.8 billion in fiscal 2016, 2015 and 2014, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations (described further below) or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of certain of our contractual obligations as of May 31, 2016:

		Year Ending May 31,
(Dollars in millions)	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments on borrowings(1)	$44,241	$3,750	$6,000	$2,000	$4,500	$2,655	$25,336
Interest payments on borrowings(1)	19,756	1,337	1,315	1,154	1,083	1,010	13,857
Operating leases(2)	1,238	328	273	211	152	110	164
Purchase obligations and other(3)	894	574	153	91	68	8	—

Total contractual obligations	$66,129	$5,989	$7,741	$3,456	$5,803	$3,783	$39,357

(1)	Represents the principal balances and interest payments to be paid in connection with our senior notes and other borrowings outstanding as of May 31, 2016 after considering:

•

certain interest rate swap agreements for certain series of senior notes that have the economic effect of modifying the fixed-interest obligations associated with these senior notes so that they effectively became variable pursuant to a LIBOR-based index. Interest payments on these senior notes have been presented in the table above after consideration of these fixed to variable interest rate swap agreements and are subject to change in future periods;

•	interest payments on our floating-rate senior notes that are based upon the interest rates applicable to the senior notes as of May 31, 2016 and are subject to change in future periods; and

•

certain cross-currency swap agreements for a series of our Euro denominated senior notes that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed-rate, U.S. Dollar-denominated debt with a fixed annual interest rate. Principal and interest payments for these senior notes were calculated and presented in the table above based on the terms of these cross-currency swap agreements. Principal and interest payments for our other Euro-denominated senior notes presented in the contractual obligations table above were estimated using foreign currency exchange rates as of May 31, 2016 and are subject to change in future periods.

Refer to Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our notes payable and other borrowings and related derivative agreements.

(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $54 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring on our consolidated balance sheet at May 31, 2016.

(3)

Primarily represents amounts associated with agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual hardware components for our products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amount presented in the above contractual obligations table. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts presented above, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

In June 2016, we acquired certain companies to expand our cloud industry solutions offerings. These acquisitions were not individually significant. In the aggregate, the estimated total preliminary purchase price was $1.3 billion.

As of May 31, 2016, we had $5.3 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, and all such obligations have been excluded from the contractual obligations table above due to the uncertainty as to when they might be settled. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized income tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2017.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements. In addition, we believe that we could fund any future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including the structure of sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the technology industry. These factors have caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a similar manner as our revenues (in particular, our cloud software and on-premise software segment) as certain expenses within our cost structure are relatively fixed in the short term. We expect these trends to continue in fiscal 2017.

The following tables set forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The sum of the quarterly financial information may vary from annual data due to rounding.

	Fiscal 2016 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31
Revenues	$8,448	$8,993	$9,012	$10,594
Gross profit	$6,561	$7,105	$7,139	$8,640
Operating income	$2,654	$2,955	$3,027	$3,968
Net income	$1,747	$2,197	$2,142	$2,814
Earnings per share—basic	$0.40	$0.52	$0.51	$0.68
Earnings per share—diluted	$0.40	$0.51	$0.50	$0.66

	Fiscal 2015 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$8,596	$9,598	$9,327	$10,706
Gross profit	$6,878	$7,657	$7,394	$8,611
Operating income	$2,963	$3,542	$3,383	$3,982
Net income	$2,184	$2,502	$2,495	$2,758
Earnings per share—basic	$0.49	$0.57	$0.57	$0.63
Earnings per share—diluted	$0.48	$0.56	$0.56	$0.62

Restricted Stock-Based Awards and Stock Options

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2013 has been a weighted-average annualized rate of 1.6% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and stock options are exercised. Of the outstanding stock options at May 31, 2016, which generally have a ten-year exercise period, 13.3% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future, as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2016, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.3%.

The Compensation Committee of the Board of Directors reviews and approves the organization-wide stock-based award grants to selected employees, all stock-based award grants to executive officers and any individual grant of stock-based awards in excess of 100,000 stock option equivalent shares. A separate Plan Committee, which is an executive officer committee, approves individual stock-based award grants of up to 100,000 stock option equivalent shares to non-executive officers and employees. Restricted stock-based award and stock option activity from June 1, 2013 through May 31, 2016 is summarized as follows (shares in millions):

Restricted stock-based awards and stock options outstanding at May 31, 2013	448
Restricted stock-based awards and stock options granted	252
Restricted stock-based awards and stock options assumed	12
Restricted stock-based awards vested and stock options exercised	(226)
Forfeitures, cancellations and other, net	(59)

Restricted stock-based awards and stock options outstanding at May 31, 2016	427

Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations	68
Weighted-average annualized stock repurchases	(249)
Shares outstanding at May 31, 2016	4,131
Basic weighted-average shares outstanding from June 1, 2013 through May 31, 2016	4,384
Restricted stock-based awards and stock options outstanding as a percent of shares outstanding at May 31, 2016	10.3%
Total restricted stock-based awards and in the money stock options outstanding (based on the closing price of our common stock on the last trading day of fiscal 2016) as a percent of shares outstanding at May 31, 2016	9.1%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2013 through May 31, 2016	1.6%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2013 through May 31, 2016	-4.1%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and time deposits are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk and certain other risks. In addition, as of May 31, 2016, substantially all of our marketable securities are high quality with approximately 28% having maturity dates within one year and 72% having maturity dates within one to six years (a description of our marketable securities held is included in Note 3 and Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). We hold a mix of both fixed and floating-rate debt securities. The fair values of our fixed-rate debt securities are impacted by interest rate movements and if interest rates would have been higher by 50 basis points as of May 31, 2016, we estimate the change would have decreased the fair values of our marketable securities holdings by $282 million. Our floating-rate debt securities serve to lower the overall risk to our investments portfolio associated with the risk of rising interest rates. Substantially all of our marketable securities are designated as available-for-sale. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2016, total interest income was $538 million with our cash, cash equivalents and marketable securities investments yielding an average 1.16% on a worldwide basis. The table below presents the approximate fair values of our cash, cash equivalents and marketable securities and the related weighted-average interest rates for our investment portfolio at May 31, 2016 and 2015.

	May 31,
	2016		2015
(Dollars in millions)	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate
Cash and cash equivalents	$20,152	0.35%	$21,716	0.36%
Marketable securities	35,973	1.62%	32,652	1.07%

Total cash, cash equivalents and marketable securities	$56,125	1.16%	$54,368	0.79%

Interest Expense Risk

Interest Expense Risk—Fixed to Variable Interest Rate Swap Agreements

Our total borrowings were $43.9 billion as of May 31, 2016, consisting of $37.8 billion of fixed-rate borrowings, $2.3 billion of floating-rate borrowings (Floating-Rate Notes) and $3.8 billion of short-term borrowings under a revolving credit agreement (Short-Term Borrowings).

We have entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes), our $2.0 billion of 2.25% senior notes due October 2019 (October 2019 Notes), and our $1.5 billion of 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the January 2019 Notes, October 2019 Notes, and July 2021 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. We do not use these interest rate swap arrangements or our fixed-rate borrowings for trading purposes. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). The total fair value gain of these fixed to variable interest rate swap agreements as of May 31, 2016 was $122 million. If LIBOR-based interest rates would have been higher by 100 basis points as of May 31, 2016, the change would have decreased the fair values of the fixed to variable swap agreements by $185 million. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 8 and 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

By issuing the Floating-Rate Notes and the Short-Term Borrowings, and by entering into the aforementioned interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of May 31, 2016, the weighted-average interest rate associated with our Floating-Rate Notes, Short-Term Borrowings and January 2019 Notes, October 2019 Notes and July 2021 Notes, after considering the effects of the aforementioned interest rate swap arrangements, was 1.14%. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2016, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $76 million as it relates to our fixed to variable interest rate swap agreements and floating-rate borrowings.

Currency Risk

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

Neither do we use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we record the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. Given the short duration of the forward contracts, amounts recorded generally are not significant. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for forward contracts in an unrealized gain position and other current liabilities for forward contracts in an unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating income (expense), net for both realized and unrealized gains and losses.

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of May 31, 2016 and 2015, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.7 billion and $2.2 billion, respectively. As of May 31, 2016 and 2015, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $2.0 billion and $1.2 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2016 and 2015. Net foreign exchange transaction losses included in non-operating income (expense), net in the accompanying consolidated statements of operations were $110 million, $157 million and $375 million in fiscal 2016, 2015 and 2014, respectively. Included in the net foreign exchange transaction losses for fiscal 2016, 2015 and 2014 were foreign currency remeasurement losses relating to our Venezuelan subsidiary’s operations of $7 million, $23 million and $213 million, respectively (see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information). As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are unknown.

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

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2016, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of May 31, 2016 decreased relative to what we would have reported using a constant currency rate as of May 31, 2015. As reported in our consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2016, 2015 and 2014 were decreases of $115 million, $1.2 billion and $158 million, respectively. The following table includes estimates of the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies that we held as of May 31, 2016:

(in millions)	U.S. Dollar Equivalent at May 31, 2016
Euro	$2,430
Japanese Yen	618
Indian Rupee	493
Chinese Renminbi	442
Canadian Dollar	369
British Pound	262
Swiss Franc	191
Australian Dollar	184
Other foreign currencies	1,806

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$6,795

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would have decreased by approximately $680 million, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Foreign Currency Translation Risk—Net Investment Hedge

In July 2013, we issued €750 million of 3.125% senior notes due July 2025 (July 2025 Notes). We designated the July 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. As a result, provided there is no ineffectiveness related to the hedge, the change in the carrying value of the Euro-denominated July 2025 Notes due to fluctuations in foreign currency exchange rates on the effective portion is recorded in accumulated other comprehensive loss on our consolidated balance sheet and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report and totaled $25 million of net other comprehensive losses for fiscal 2016. Any remaining change in the carrying value of the July 2025 Notes representing any ineffective portion of the net investment hedge is recognized in non-operating income (expense), net. We did not record any ineffectiveness during fiscal 2016.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the July 2025 Notes at maturity. If the U.S. Dollar would have been weaker by 10% in comparison to the Euro as of May 31, 2016, we estimate our obligation to cash settle the principal portion of the July 2025 Notes in U.S. Dollars would have increased by approximately $84 million.

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including our Principal Executive Officers (one of whom is our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our Principal Executive Officers (one of whom is our Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Principal Executive Officers (one of whom is our Principal Financial Officer), concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by both our internal audit and finance organizations. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based on our management’s evaluation (with the participation of our Principal Executive Officers, one of whom is our Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officers have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officers (one of whom is our Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2016 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2016. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive Officers (one of whom is our Principal Financial Officer), believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Annual Report.

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (2016 Proxy Statement) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2016 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation,” and “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                   Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2016 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2016 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons.”

Item 14.     Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2016 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

June 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2016 of Oracle Corporation and our report dated June 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

June 22, 2016

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2016 and 2015

	May 31,
(in millions, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,152	$21,716
Marketable securities	35,973	32,652
Trade receivables, net of allowances for doubtful accounts of $327 and $285 as of May 31, 2016 and 2015, respectively	5,385	5,618
Inventories	212	314
Prepaid expenses and other current assets	2,591	2,220

Total current assets	64,313	62,520

Non-current assets:
Property, plant and equipment, net	4,000	3,686
Intangible assets, net	4,943	6,406
Goodwill, net	34,590	34,087
Deferred tax assets	1,291	1,458
Other assets	3,043	2,746

Total non-current assets	47,867	48,383

Total assets	$112,180	$110,903

LIABILITIES AND EQUITY
Current liabilities:
Notes payable, current	$3,750	$1,999
Accounts payable	504	806
Accrued compensation and related benefits	1,966	1,839
Deferred revenues	7,655	7,245
Other current liabilities	3,333	3,317

Total current liabilities	17,208	15,206

Non-current liabilities:
Notes payable, non-current	40,105	39,959
Income taxes payable	4,908	4,386
Other non-current liabilities	2,169	2,254

Total non-current liabilities	47,182	46,599

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,131 shares and 4,343 shares as of May 31, 2016 and 2015, respectively	24,217	23,156
Retained earnings	23,888	26,503
Accumulated other comprehensive loss	(816)	(996)

Total Oracle Corporation stockholders’ equity	47,289	48,663
Noncontrolling interests	501	435

Total equity	47,790	49,098

Total liabilities and equity	$112,180	$110,903

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2016, 2015 and 2014

	Year Ended May 31,
(in millions, except per share data)	2016	2015	2014
Revenues:
Cloud software as a service and platform as a service	$2,207	$1,485	$1,121
Cloud infrastructure as a service	646	608	456

Total cloud revenues	2,853	2,093	1,577

New software licenses	7,276	8,535	9,416
Software license updates and product support	18,861	18,847	18,206

Total on-premise software revenues	26,137	27,382	27,622

Total cloud and on-premise software revenues	28,990	29,475	29,199

Hardware products	2,471	2,825	2,976
Hardware support	2,197	2,380	2,396

Total hardware revenues	4,668	5,205	5,372
Total services revenues	3,389	3,546	3,704

Total revenues	37,047	38,226	38,275

Operating expenses:
Sales and marketing(1)	7,884	7,655	7,567
Cloud software as a service and platform as a service(1)	1,152	773	455
Cloud infrastructure as a service(1)	366	344	308
Software license updates and product support(1)	1,146	1,199	1,162
Hardware products(1)	1,371	1,471	1,521
Hardware support(1)	693	816	836
Services(1)	2,751	2,929	2,954
Research and development	5,787	5,524	5,151
General and administrative	1,155	1,077	1,038
Amortization of intangible assets	1,638	2,149	2,300
Acquisition related and other	42	211	41
Restructuring	458	207	183

Total operating expenses	24,443	24,355	23,516

Operating income	12,604	13,871	14,759
Interest expense	(1,467)	(1,143)	(914)
Non-operating income (expense), net	305	106	(141)

Income before provision for income taxes	11,442	12,834	13,704
Provision for income taxes	2,541	2,896	2,749

Net income	$8,901	$9,938	$10,955

Earnings per share:
Basic	$2.11	$2.26	$2.42

Diluted	$2.07	$2.21	$2.38

Weighted average common shares outstanding:
Basic	4,221	4,404	4,528

Diluted	4,305	4,503	4,604

Dividends declared per common share	$0.60	$0.51	$0.48

(1)	Exclusive of amortization of intangible assets, which is shown separately

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2016, 2015 and 2014

	Year Ended May 31,
(in millions)	2016	2015	2014
Net income	$8,901	$9,938	$10,955
Other comprehensive gain (loss), net of tax:
Net foreign currency translation gains (losses)	73	(770)	(78)
Net unrealized gains (losses) on defined benefit plans	50	(151)	23
Net unrealized gains (losses) on marketable securities	72	59	(15)
Net unrealized (losses) gains on cash flow hedges	(15)	30	5

Total other comprehensive gain (loss), net	180	(832)	(65)

Comprehensive income	$9,081	$9,106	$10,890

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2016, 2015 and 2014

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Oracle Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number of Shares	Amount
Balances as of May 31, 2013	4,646	$18,893	$25,854	$(99)	$44,648	$497	$45,145
Common stock issued under stock-based compensation plans	95	2,046	—	—	2,046	—	2,046
Common stock issued under stock purchase plans	3	109	—	—	109	—	109
Assumption of stock-based compensation plan awards in connection with acquisitions	—	148	—	—	148	—	148
Stock-based compensation	—	805	—	—	805	—	805
Repurchase of common stock	(280)	(1,160)	(8,638)	—	(9,798)	—	(9,798)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	—	(20)	—	—	(20)	—	(20)
Cash dividends declared ($0.48 per share)	—	—	(2,178)	—	(2,178)	—	(2,178)
Tax benefit from stock plans	—	254	—	—	254	—	254
Other, net	—	2	(28)	—	(26)	12	(14)
Distributions to noncontrolling interests	—	—	—	—	—	(28)	(28)
Other comprehensive loss, net	—	—	—	(65)	(65)	(10)	(75)
Net income	—	—	10,955	—	10,955	98	11,053

Balances as of May 31, 2014	4,464	21,077	25,965	(164)	46,878	569	47,447
Common stock issued under stock-based compensation plans	70	1,702	—	—	1,702	—	1,702
Common stock issued under stock purchase plans	3	114	—	—	114	—	114
Assumption of stock-based compensation plan awards in connection with acquisitions	—	12	—	—	12	—	12
Stock-based compensation	—	933	—	—	933	—	933
Repurchase of common stock	(194)	(943)	(7,145)	—	(8,088)	—	(8,088)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	—	(14)	—	—	(14)	—	(14)
Cash dividends declared ($0.51 per share)	—	—	(2,255)	—	(2,255)	—	(2,255)
Tax benefit from stock plans	—	267	—	—	267	—	267
Other, net	—	8	—	—	8	15	23
Distributions to noncontrolling interests	—	—	—	—	—	(196)	(196)
Other comprehensive loss, net	—	—	—	(832)	(832)	(66)	(898)
Net income	—	—	9,938	—	9,938	113	10,051

Balances as of May 31, 2015	4,343	23,156	26,503	(996)	48,663	435	49,098
Common stock issued under stock-based compensation plans	60	1,304	—	—	1,304	—	1,304
Common stock issued under stock purchase plans	3	121	—	—	121	—	121
Assumption of stock-based compensation plan awards in connection with acquisitions	—	1	—	—	1	—	1
Stock-based compensation	—	1,037	—	—	1,037	—	1,037
Repurchase of common stock	(272)	(1,464)	(8,975)	—	(10,439)	—	(10,439)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(3)	(89)	—	—	(89)	—	(89)
Cash dividends declared ($0.60 per share)	—	—	(2,541)	—	(2,541)	—	(2,541)
Tax benefit from stock plans	—	141	—	—	141	—	141
Other, net	—	10	—	—	10	9	19
Distributions to noncontrolling interests	—	—	—	—	—	(85)	(85)
Other comprehensive gain, net	—	—	—	180	180	26	206
Net income	—	—	8,901	—	8,901	116	9,017

Balances as of May 31, 2016	4,131	$24,217	$23,888	$(816)	$47,289	$501	$47,790

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2016, 2015 and 2014

	Year Ended May 31,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$8,901	$9,938	$10,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	871	712	608
Amortization of intangible assets	1,638	2,149	2,300
Allowances for doubtful accounts receivable	130	56	122
Deferred income taxes	(105)	(548)	(248)
Stock-based compensation	1,037	933	805
Tax benefits on the exercise of stock options and vesting of restricted stock-based awards	311	396	480
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	(124)	(244)	(250)
Other, net	143	327	311
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables	96	208	24
Decrease (increase) in inventories	88	(96)	57
Increase in prepaid expenses and other assets	(90)	(387)	(143)
(Decrease) increase in accounts payable and other liabilities	(13)	247	48
Increase (decrease) in income taxes payable	2	(10)	(320)
Increase in deferred revenues	676	655	172

Net cash provided by operating activities	13,561	14,336	14,921

Cash flows from investing activities:
Purchases of marketable securities and other investments	(24,562)	(31,421)	(32,316)
Proceeds from maturities and sales of marketable securities and other investments	21,247	20,004	28,845
Acquisitions, net of cash acquired	(650)	(6,239)	(3,488)
Capital expenditures	(1,189)	(1,391)	(580)

Net cash used for investing activities	(5,154)	(19,047)	(7,539)

Cash flows from financing activities:
Payments for repurchases of common stock	(10,440)	(8,087)	(9,813)
Proceeds from issuances of common stock	1,425	1,816	2,155
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(89)	(14)	(20)
Payments of dividends to stockholders	(2,541)	(2,255)	(2,178)
Proceeds from borrowings, net of issuance costs	3,750	19,842	5,566
Repayments of borrowings	(2,000)	(1,500)	—
Excess tax benefits on the exercise of stock options and vesting of restricted stock-based awards	124	244	250
Distributions to noncontrolling interests	(85)	(196)	(28)

Net cash (used for) provided by financing activities	(9,856)	9,850	(4,068)

Effect of exchange rate changes on cash and cash equivalents	(115)	(1,192)	(158)

Net (decrease) increase in cash and cash equivalents	(1,564)	3,947	3,156
Cash and cash equivalents at beginning of period	21,716	17,769	14,613

Cash and cash equivalents at end of period	$20,152	$21,716	$17,769

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$1	$12	$148
(Decrease) increase in unsettled repurchases of common stock	$(1)	$1	$(15)
(Decrease) increase in unsettled investment purchases	$(112)	$264	$78
Supplemental schedule of cash flow data:
Cash paid for income taxes	$2,331	$3,055	$2,841
Cash paid for interest	$1,616	$1,022	$827

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, sells, hosts and supports application, platform and infrastructure technologies for information technology (IT) environments including database and middleware software, application software, cloud infrastructure and hardware—including Oracle Engineered Systems, computer server, storage, networking and industry-specific hardware products—and related services that are engineered to work together in cloud-based and on-premise IT environments. We offer our customers the option to deploy our comprehensive set of cloud services offerings including Oracle Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS) or to purchase our software and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software products may elect to purchase software license updates and product support contracts, which provide our customers with rights to unspecified software product upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle application, platform and infrastructure technologies including consulting services, advanced customer support services and education services.

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

Included in acquisition related and other expenses as presented in our consolidated statements of operations for fiscal 2016 and 2015 are an acquisition related benefit of $19 million and a litigation related benefit of $53 million, respectively. Further, acquisition related and other expenses for fiscal 2015 included $186 million related to a goodwill impairment loss (refer to Note 7 below for additional information).

In fiscal 2016, we adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Upon adoption of ASU 2015-17, current deferred tax assets of $663 million and current deferred tax liabilities of $85 million in our May 31, 2015 consolidated balance sheet were reclassified as non-current and certain related reclassification entries were also recorded.

In addition, in fiscal 2016, we also adopted the following Accounting Standards Updates, none of which had a material impact to our reported financial position or results of operations and cash flows:

•	ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting;

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

•	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments;

•	ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships;

•	ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments;

•

ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting;

•	ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory; and

•	ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), and we consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

Our sources of revenues include:

•

cloud and on-premise software revenues, which include the sale of: new software licenses, which generally grant to customers a perpetual right to use our database, middleware, applications and industry-specific software products; cloud SaaS and PaaS offerings, which grant customers access to a broad range of our software and related support offerings on a subscription basis in a secure, standards-based cloud computing environment; cloud IaaS offerings, which grant customers access to infrastructure cloud services to perform elastic compute, storage and networking services, and also provide management services for software and hardware and related IT infrastructure, both generally on a subscription basis; and software license updates and product support offerings (described further below);

•

hardware revenues, which include the sale of hardware products including Oracle Engineered Systems, computer servers, storage products, networking and data center fabric products, and industry-specific hardware; and hardware support revenues (described further below); and

•	services revenues, which are earned from providing software and hardware related services including consulting, advanced customer support and education services.

Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware, application and industry-specific software products and exclude cloud SaaS and PaaS revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

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

Substantially all of our software license arrangements do not include acceptance provisions. However, if acceptance provisions exist as part of public policy (for example, in agreements with government entities where acceptance periods are required by law, or within previously executed terms and conditions that are referenced in the current agreement and are short-term in nature), we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. If acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

The vast majority of our software license arrangements include software license updates and product support contracts, which are entered into at the customer’s option, and the related fees are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support contracts are generally priced as a percentage of the net new software licenses fees and are generally invoiced in full at the beginning of the support term. Substantially all of our customers renew their software license updates and product support contracts annually.

Revenue Recognition for Multiple-Element Arrangements—Software Products and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor-specific objective evidence (VSOE—described further below), with any remaining amount allocated to the software license.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Products, Hardware Support and Related Services (Non-software Elements)

Our revenue recognition policy for non-software deliverables including cloud SaaS, PaaS and IaaS offerings, hardware products, support and related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware products revenues, support and related services revenues to be recognized in each accounting period.

Revenues from the sales of our non-software elements are recognized when: (1) persuasive evidence of an arrangement exists; (2) we deliver the products and passage of the title to the buyer occurs; (3) the sale price is fixed or determinable; and (4) collection is reasonably assured. Revenues that are not recognized at the time of sale because the foregoing conditions are not met are recognized when those conditions are subsequently met. When applicable, we reduce revenues for estimated returns or certain other incentive programs where we have the ability to sufficiently estimate the effects of these items. Where an arrangement is subject to acceptance criteria and the acceptance provisions are not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

Our cloud IaaS offerings provide infrastructure cloud services and also include deployment and management offerings for software and hardware and related IT infrastructure. Our cloud IaaS offerings are generally sold on a subscription basis and revenues for these cloud IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenues from the sale of hardware products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage, networking and industry-specific hardware and are recognized upon the delivery of the hardware product to the customer provided all other revenue recognition criteria have been satisfied.

Our hardware support offerings generally provide customers with software updates for the software components that are essential to the functionality of our hardware products and can also include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees. Hardware support contracts are entered into at the customer’s option and are recognized ratably over the contractual term of the arrangements, which is typically one year, provided all other revenue recognition criteria have been satisfied.

Revenue Recognition for Multiple-Element Arrangements—Cloud SaaS, PaaS and IaaS Offerings, Hardware Products, Hardware Support and Related Services (Non-software Arrangements)

We enter into arrangements with customers that purchase non-software related products and services from us at the same time, or within close proximity of one another (referred to as non-software multiple-element arrangements). Each element within a non-software multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Further, our revenue

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, we generally recognize revenues over the contractual period of the arrangement, or in the case of our cloud offerings, we generally recognize revenues over the contractual term of the cloud software subscription. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenue to the respective revenue line items within our consolidated statements of operations based on a rational and consistent methodology utilizing our best estimate of relative selling prices of such elements.

For our non-software multiple-element arrangements, we allocate revenue to each element based on a selling price hierarchy at the arrangement’s inception. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE are available (a description as to how we determine VSOE, TPE and ESP is provided below). If a tangible hardware product includes software, we determine whether the tangible hardware product and the software work together to deliver the product’s essential functionality and, if so, the entire product is treated as a non-software deliverable. The total arrangement consideration is allocated to each separate unit of accounting for each of the non-software deliverables using the relative selling prices of each unit based on the aforementioned selling price hierarchy. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

When possible, we establish VSOE of selling price for deliverables in software and non-software multiple-element arrangements using the price charged for a deliverable when sold separately and for software license updates and product support and hardware support, based on the renewal rates offered to customers. TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting, margin objectives, competition, contractually stated prices, the geographies in which we offer our products and services, the type of customer (i.e., distributor, value-added reseller, government agency and direct end user, among others) and the stage of the product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our pricing model and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our selling prices.

Revenue Recognition Policies Applicable to both Software and Non-software Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Non-software Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including new software licenses, software license updates and product support, cloud SaaS, PaaS and IaaS offerings, hardware products, hardware support, consulting, advanced customer support services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement as described above.

Other Revenue Recognition Policies Applicable to Software and Non-software Elements

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

If an arrangement contains multiple elements and does not qualify for separate accounting for the product and service transactions, then new software licenses revenues and/or hardware products revenues, including the costs of hardware products, are generally recognized together with the services based on contract accounting using either the percentage-of-completion or completed-contract method. For the purposes of revenue classification of the elements that are accounted for as a single unit of accounting, we allocate revenues to software and non-software elements based on a rational and consistent methodology utilizing our best estimate of the relative selling price of such elements.

We also evaluate arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. We consider multiple factors, including the history with the customer in similar transactions, the “essential use” of the software or hardware products and the planning, budgeting and approval processes

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

undertaken by the governmental entity. If we determine upon execution of these arrangements that the likelihood of cancellation is remote, we then recognize revenues once all of the criteria described above have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

We assess whether fees are fixed or determinable at the time of sale and recognize revenues if all other revenue recognition requirements are met. Our standard payment terms are net 30 days. However, payment terms may vary based on the country in which the agreement is executed. We evaluate non-standard payment terms based on whether we have successful collection history on comparable arrangements (based upon similarity of customers, products, and license economics) and, if so, generally conclude such payment terms are fixed and determinable and thereby satisfy the required criteria for revenue recognition.

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers primarily through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software licenses revenues and hardware products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third-party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables. We sold $1.8 billion of our financing receivables to financial institutions during each of fiscal 2016 and 2015, and $2.0 billion during fiscal 2014.

Our customers include several of our suppliers and, occasionally, we have purchased goods or services for our operations from these vendors at or about the same time that we have sold our products to these same companies (Concurrent Transactions). Software license agreements, sales of hardware or sales of services that occur within a three-month time period from the date we have purchased goods or services from that same customer are reviewed for appropriate accounting treatment and disclosure. When we acquire goods or services from a customer, we negotiate the purchase separately from any sales transaction, at terms we consider to be at arm’s length and settle the purchase in cash. We recognize revenues from Concurrent Transactions if all of our revenue recognition criteria are met and the goods and services acquired are necessary for our current operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

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

If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (1) it is probable that an asset existed or a liability had been incurred at the acquisition date and (2) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

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

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2016, 2015 or 2014.

We outsource the design, manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Further, we have simplified our supply chain processes by reducing the number of third-party manufacturing partners and the number of locations where these third-party manufacturers build our hardware products. Any inability of these third-party manufacturing partners to fulfill orders for our hardware products could adversely impact future operating results of our hardware business.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six to nine months). Inventories in excess of future demand are written down and charged to hardware products expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $816 million and $817 million at May 31, 2016 and 2015, respectively.

Deferred Sales Commissions

We defer sales commission expenses associated with our cloud SaaS, PaaS and IaaS offerings, and recognize the related expenses over the non-cancelable term of the related contracts, which are typically one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our consolidated statements of operations.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2016, 2015 or 2014.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which generally range from one to 10 years. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. According to ASC 350, Intangibles— Goodwill and Other, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two-step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We did not recognize any goodwill impairment charges in fiscal 2016 or 2014. During fiscal 2015, we recognized a $186 million goodwill impairment loss (refer to Note 7 below for additional information).

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2016, 2015 or 2014.

Derivative Financial Instruments

During fiscal 2016, 2015 and 2014, we used derivative and non-derivative financial instruments to manage foreign currency and interest rate risks (see Note 11 below for additional information). We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change. The loss or gain attributable to the risk being hedged is recognized in earnings with an offset recorded to the item for which the risk is being hedged. For a derivative instrument designated as a cash flow hedge, each reporting period we record the change in fair value on the effective portion of the derivative to accumulated other comprehensive loss in our consolidated balance sheets, and an amount is reclassified out of accumulated other comprehensive loss into earnings to offset the earnings impact that is attributable to the risk being hedged. For the non-derivative financial instrument designated as a net investment hedge for our investments in certain of our international subsidiaries, the change on account of remeasurement of the effective portion for each reporting period is recorded to accumulated other comprehensive loss in our consolidated balance sheets.

We perform the effectiveness testing of our aforementioned designated hedges on a quarterly basis and the changes in ineffective portions of the derivatives, if any, are recognized immediately in earnings.

Legal Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. A description of our accounting policies associated with contingencies assumed as a part of a business combination is provided under “Business Combinations” above. For legal and other contingencies that are not a part of a business combination or related to income taxes, we accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. Note 18 below provides additional information regarding certain of our legal contingencies.

Shipping and Handling Costs

Our shipping and handling costs for hardware products sales are included in hardware products expenses for all periods presented.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income (expense), net in the accompanying consolidated statements of operations were $110 million, $157 million and $375 million in fiscal 2016, 2015 and 2014, respectively.

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based restricted stock awards, performance-based restricted stock awards (PSUs), service-based employee stock options, and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect will vest. For our PSUs, we recognize stock-based compensation expense on a straight-line basis over the service period for each separately vesting tranche, which is generally twelve months, as the performance conditions to evaluate attainment of each tranche for each participant are independent of the performance conditions for the other tranches. The amount of stock-based compensation expense, net of forfeitures, recorded as of the end of

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

each annual reporting period is based on the actual attainment of performance targets. During our interim reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets are reflected in the amount of stock-based compensation expense that we recognize for each PSU tranche on a cumulative basis during each interim reporting period in which such estimates are altered and may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. For our service-based awards, we recognize stock-based compensation expense, net of forfeitures, on a straight-line basis over the service period of the award, which is generally four years.

We record deferred tax assets for stock-based compensation awards that result in deductions on our income tax returns based on the amount of stock-based compensation recognized and the fair value attributable to the vested portion of stock awards assumed in connection with a business combination, at the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which were included within sales and marketing expenses, were $68 million, $55 million and $79 million in fiscal 2016, 2015 and 2014, respectively.

Research and Development and Software Development Costs

All research and development costs are expensed as incurred.

Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2016, 2015 and 2014.

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

	Year Ended May 31,
(in millions)	2016	2015	2014
Transitional and other employee related costs	$45	$57	$27
Stock-based compensation	3	5	10
Professional fees and other, net	10	(35)	20
Business combination adjustments, net	(16)	184	(16)

Total acquisition related and other expenses	$42	$211	$41

Included in acquisition related and other expenses for fiscal 2016 and 2015 were an acquisition related benefit of $19 million and a litigation related benefit of $53 million, respectively. Further, acquisition related and other expenses for fiscal 2015 included a loss of $186 million related to goodwill impairment (refer to Note 7 below for additional information).

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

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

	Year Ended May 31,
(in millions)	2016	2015	2014
Interest income	$538	$349	$263
Foreign currency losses, net	(110)	(157)	(375)
Noncontrolling interests in income	(116)	(113)	(98)
Other (loss) income, net	(7)	27	69

Total non-operating income (expense), net	$305	$106	$(141)

Included in foreign currency losses, net were foreign currency remeasurement losses of $7 million, $23 million and $213 million in fiscal 2016, 2015 and 2014, respectively, related to our Venezuelan subsidiary due to the continued “highly inflationary” designation of the Venezuelan economy in accordance with ASC 830, Foreign Currency Matters (ASC 830); certain currency exchange legislation in Venezuela that created certain foreign exchange mechanisms that based upon our specific facts and circumstances, were the most appropriate for the reporting of our Venezuelan subsidiary’s Bolivar-based transactions and net monetary assets in U.S. Dollars; and the remeasurement of certain assets and liabilities of our Venezuelan subsidiary pursuant to such foreign exchange mechanisms with the corresponding loss recorded to earnings as required by ASC 830.

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

Recent Accounting Pronouncements

Financial Instruments:    In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted beginning in the first quarter of fiscal 2020. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for us in our first quarter of fiscal 2019, and earlier adoption is not permitted except for certain provisions. We currently do not expect that our pending adoption of ASU 2016-01 will have a material effect on our consolidated financial statements.

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in our first quarter of fiscal 2018, and earlier adoption is permitted. We believe we will early adopt ASU 2016-09 in the first quarter of fiscal 2017 and are currently evaluating the impact of our pending adoption on our consolidated financial statements. We currently believe the most significant impact of our adoption of ASU 2016-09 to our consolidated financial statements will be to recognize certain tax benefits or tax shortfalls upon a restricted-stock award vesting or stock option exercise event relative to the deferred tax asset position established in our provision for income taxes line of our consolidated statement of operations instead of to consolidated equity. During fiscal 2016, 2015 and 2014, we recorded $141 million, $267 million and $254 million to consolidated equity as tax benefits from our stock plans.

Leases:    In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for us in our first quarter of fiscal 2020 on a modified retrospective basis, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements, and we currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 is effective for us as of either our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

2.	ACQUISITIONS

Fiscal 2017 Acquisitions

In June 2016, we acquired certain companies primarily to expand our cloud industry solutions offerings. These acquisitions were not individually significant. In the aggregate, the estimated total preliminary purchase price was $1.3 billion. An initial allocation of the purchase price for these acquisitions will be performed in the first quarter of fiscal 2017.

Fiscal 2016 Acquisitions

During fiscal 2016, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

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

Pursuant to our business combinations accounting policy, we estimated the fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The following table summarizes the estimated fair values of net assets acquired from MICROS:

(in millions)
Cash and cash equivalents	$683
Trade receivables, net	181
Inventories	28
Goodwill	3,242
Intangible assets	2,030
Other assets	155
Accounts payable and other liabilities	(359)
Deferred tax liabilities, net	(536)
Deferred revenues	(177)

Total	$5,247

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

We do not expect the goodwill recognized as a part of the MICROS acquisition to be deductible for income tax purposes.

Other Fiscal 2015 Acquisitions

During fiscal 2015, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $1.7 billion, which consisted of approximately $1.7 billion in cash and $7 million for the fair values of restricted stock-based awards and stock options assumed. We recorded $6 million of net tangible liabilities and $388 million of identifiable intangible assets, based on their estimated fair values, and $1.4 billion of residual goodwill.

Fiscal 2014 Acquisitions

Acquisition of Responsys, Inc.

On February 6, 2014, we completed our acquisition of Responsys, Inc. (Responsys), a provider of enterprise-scale cloud-based business-to-consumer marketing software. We have included the financial results of Responsys in our consolidated financial statements from the date of acquisition. The total purchase price for Responsys was approximately $1.6 billion, which consisted of approximately $1.4 billion in cash and $147 million for the fair values of restricted stock-based awards and stock options assumed. We recorded $32 million of net tangible liabilities, related primarily to deferred tax liabilities, $580 million of identifiable intangible assets, and $14 million of in-process research and development, based on their estimated fair values, and $1.0 billion of residual goodwill.

Other Fiscal 2014 Acquisitions

During fiscal 2014, we acquired certain other companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually significant. We have included the financial results of these companies in our consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total purchase price for these acquisitions was approximately $2.3 billion, which consisted primarily of cash consideration, and we recorded $230 million of net tangible liabilities, related primarily to deferred tax liabilities, $1.1 billion of identifiable intangible assets, and $99 million of in-process research and development, based on their estimated fair values, and $1.3 billion of residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, MICROS, and certain other companies that we acquired since the beginning of fiscal 2015 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2015. The unaudited pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for restricted stock-based awards and unvested stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2015. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2015.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

The unaudited pro forma financial information for fiscal 2016 combined the historical results of Oracle for fiscal 2016 and the historical results of certain other companies that we acquired since the beginning of fiscal 2016 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

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

	Year Ended May 31,
(in millions, except per share data)	2016	2015
Total revenues	$37,084	$38,771
Net income	$8,869	$9,844
Basic earnings per share	$2.10	$2.24
Diluted earnings per share	$2.06	$2.19

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2016 and 2015. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2016, 2015 and 2014. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2016	2015
Money market funds	$3,750	$—
U.S. Treasury securities	214	668
Commercial paper debt securities	2,155	9,203
Corporate debt securities and other	35,274	28,844

Total investments	$41,393	$38,715

Investments classified as cash equivalents	$5,420	$6,063

Investments classified as marketable securities	$35,973	$32,652

As of each of May 31, 2016 and 2015, approximately 28% of our marketable securities investments mature within one year and 72% mature within one to six years. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2016			May 31, 2015
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$3,750	$—	$3,750	$—	$—	$—
U.S. Treasury securities	214	—	214	668	—	668
Commercial paper debt securities	—	2,155	2,155	—	9,203	9,203
Corporate debt securities and other	179	35,095	35,274	190	28,654	28,844
Derivative financial instruments	—	122	122	—	74	74

Total assets	$4,143	$37,372	$41,515	$858	$37,931	$38,789

Liabilities:
Derivative financial instruments	$—	$218	$218	$—	$244	$244

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

Based on the trading prices of our $40.1 billion and $42.0 billion of borrowings, which consisted of senior notes and the related fair value hedges that were outstanding as of May 31, 2016 and 2015, respectively, the estimated

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

fair values of our senior notes the related fair value hedges using Level 2 inputs at May 31, 2016 and 2015 were $43.2 billion and $44.1 billion, respectively. As of May 31, 2016, the estimated fair value of our $3.8 billion of short-term borrowings approximates carrying value due to the short maturity of the borrowings.

5.	INVENTORIES

Inventories consisted of the following:

	May 31,
(in millions)	2016	2015
Raw materials	$95	$112
Work-in-process	31	38
Finished goods	86	164

Total	$212	$314

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Life	May 31,
(Dollars in millions)		2016	2015
Computer, network, machinery and equipment	1-5 years	$3,927	$3,345
Buildings and improvements	1-40 years	2,754	2,721
Furniture, fixtures and other	5-15 years	574	547
Land	—	744	589
Construction in progress	—	97	93

Total property, plant and equipment	1-40 years	8,096	7,295
Accumulated depreciation		(4,096)	(3,609)

Total property, plant and equipment, net		$4,000	$3,686

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2016 and the net book value of intangible assets as of May 31, 2016 and 2015 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted- Average Useful Life(1)
(Dollars in millions)	May 31, 2015	Additions	Retirements	May 31, 2016	May 31, 2015	Expense	Retirements	May 31, 2016	May 31, 2015	May 31, 2016
Software support agreements and related relationships	$4,190	$—	$(1,771)	$2,419	$(2,700)	$(358)	$1,771	$(1,287)	$1,490	$1,132	N.A
Hardware support agreements and related relationships	1,012	—	(2)	1,010	(654)	(145)	2	(797)	358	213	N.A
Developed technology	4,602	97	(1,038)	3,661	(2,355)	(559)	1,038	(1,876)	2,247	1,785	5 years
Core technology	552	—	—	552	(411)	(89)	—	(500)	141	52	N.A
Customer relationships and contract backlog	2,197	8	(806)	1,399	(1,710)	(217)	806	(1,121)	487	278	3 years
SaaS, PaaS and IaaS agreements and related relationships and other	1,993	57	(16)	2,034	(508)	(212)	16	(704)	1,485	1,330	10 years
Trademarks	501	13	(23)	491	(303)	(58)	23	(338)	198	153	5 years

Total intangible assets, net	$15,047	$175	$(3,656)	$11,566	$(8,641)	$(1,638)	$3,656	$(6,623)	$6,406	$4,943	7 years

(1)    Represents weighted-average useful lives of intangible assets acquired during fiscal 2016

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Total amortization expense related to our intangible assets was $1.6 billion, $2.1 billion and $2.3 billion in fiscal 2016, 2015 and 2014, respectively. As of May 31, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2017	$1,026
Fiscal 2018	878
Fiscal 2019	770
Fiscal 2020	621
Fiscal 2021	476
Thereafter	1,172

Total intangible assets, net	$4,943

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2016 and 2015 were as follows:

(in millions)	Cloud Software and On-Premise Software	Software License Updates and Product Support	Hardware Support	Consulting	Other, net(3)	Total Goodwill, net
Balances as of May 31, 2014	$13,139	$12,472	$2,082	$1,733	$226	$29,652
Goodwill from acquisitions	2,086	1,991	269	27	240	4,613
Goodwill adjustments, net(1)	(8)	(2)	19	(1)	—	8
Goodwill impairment(2)	—	—	—	—	(186)	(186)

Balances as of May 31, 2015	15,217	14,461	2,370	1,759	280	34,087
Goodwill from acquisitions	518	—	—	—	—	518
Goodwill adjustments, net(1)	12	(22)	(3)	—	(2)	(15)

Balances as of May 31, 2016	$15,747	$14,439	$2,367	$1,759	$278	$34,590

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

(2)

During fiscal 2015, we recorded a $186 million goodwill impairment loss to our hardware products reporting unit. We considered several approaches to determine the fair value of our hardware products reporting unit as of March 1, 2015 and concluded the most appropriate to be the income approach. The fair value of our hardware products reporting unit pursuant to the income approach was impacted by lower forecasted operating results for this reporting unit, primarily caused by lower forecasted revenues and our continued investment in hardware products research and development activities. We compared the implied fair value of goodwill in our hardware products reporting unit to its carrying value, which resulted in the $186 million goodwill impairment loss and represented the aggregate amount of goodwill for our hardware products reporting unit. The aggregate hardware products reporting unit goodwill that was impaired in fiscal 2015 resulted from our acquisitions of Pillar Data Systems, Inc., Xsigo Systems, Inc., GreenBytes, Inc. and MICROS Systems, Inc. Such impairment loss was recorded to acquisition related and other expenses in our fiscal 2015 consolidated statement of operations. We did not recognize any goodwill impairment losses in fiscal 2016 or fiscal 2014.

(3)	Represents goodwill allocated to our other operating segments.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31, 2016		May 31, 2015
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Revolving credit agreements:
$3,750, LIBOR plus 0.35%, due June 2016	May 2016	$3,750	0.81%	$—	N.A.
Floating-rate senior notes:
$1,000, three-month LIBOR plus 0.20%, due July 2017	July 2014	1,000	0.83%	1,000	0.47%
$500, three-month LIBOR plus 0.58%, due January 2019	July 2013	500	1.21%	500	0.86%
$750, three-month LIBOR plus 0.51%, due October 2019	July 2014	750	1.14%	750	0.78%
Fixed-rate senior notes:
$2,000, 5.25%, due January 2016	January 2006	—	N.A.	2,000	5.32%
$2,500, 1.20%, due October 2017	October 2012	2,500	1.24%	2,500	1.24%
$2,500, 5.75%, due April 2018	April 2008	2,500	5.76%	2,500	5.76%
$1,500, 2.375%, due January 2019(1)	July 2013	1,500	2.44%	1,500	2.44%
$1,750, 5.00%, due July 2019	July 2009	1,750	5.05%	1,750	5.05%
$2,000, 2.25%, due October 2019(1)	July 2014	2,000	2.27%	2,000	2.27%
$1,000, 3.875%, due July 2020	July 2010	1,000	3.93%	1,000	3.93%
€1,250, 2.25%, due January 2021(2)(3)	July 2013	1,394	2.33%	1,352	2.33%
$1,500, 2.80%, due July 2021(1)	July 2014	1,500	2.82%	1,500	2.82%
$2,500, 2.50%, due May 2022	May 2015	2,500	2.56%	2,500	2.56%
$2,500, 2.50%, due October 2022	October 2012	2,500	2.51%	2,500	2.51%
$1,000, 3.625%, due July 2023	July 2013	1,000	3.73%	1,000	3.73%
$2,000, 3.40%, due July 2024	July 2014	2,000	3.43%	2,000	3.43%
$2,500, 2.95%, due May 2025	May 2015	2,500	3.00%	2,500	3.00%
€750, 3.125%, due July 2025(2)(4)	July 2013	836	3.17%	810	3.17%
$500, 3.25%, due May 2030	May 2015	500	3.30%	500	3.30%
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	1,250	3.95%	1,250	3.95%
$1,250, 6.50%, due April 2038	April 2008	1,250	6.52%	1,250	6.52%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.19%	1,250	6.19%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.15%	2,000	4.15%
$1,250, 4.375%, due May 2055	May 2015	1,250	4.40%	1,250	4.40%

Total senior notes and other borrowings		$43,980		$42,162
Unamortized discount/issuance costs		(247)		(278)
Hedge accounting fair value adjustments(1)		122		74

Total notes payable and other borrowings		$43,855		$41,958

Notes payable and other borrowings, current		$3,750		$1,999

Notes payable, non-current		$40,105		$39,959

(1)

We have entered into certain interest rate swap agreements that have the economic effects of modifying the fixed-interest obligations associated with the 2.375% senior notes due January 2019 (January 2019 Notes), the 2.25% senior notes due October 2019 (October 2019 Notes) and the 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The effective interest rates after consideration of these fixed to variable interest rate swap agreements were 1.28% and 0.93% for the January 2019 Notes, 1.11% and 0.76% for the October 2019 Notes, and 1.26% and 0.91% for the July 2021 Notes as of May 31, 2016 and 2015, respectively. Refer to Notes 1 and 11 for a description of our accounting for fair value hedges.

(2)

In July 2013, we issued €2.0 billion of fixed-rate senior notes comprised of €1.25 billion of 2.25% senior notes due January 2021 (January 2021 Notes) and €750 million of 3.125% senior notes due July 2025 (July 2025 Notes, and together with the January 2021 Notes, the Euro Notes). Principal and unamortized discount/issuance costs for the Euro Notes in the table above were calculated using foreign currency exchange rates as of May 31, 2016 and May 31, 2015, respectively. The Euro Notes are registered and trade on the New York Stock Exchange.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

(3)

In connection with the issuance of the January 2021 Notes, we entered into certain cross-currency swap agreements that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed-rate, U.S. Dollar-denominated debt of $1.6 billion with a fixed annual interest rate of 3.53% (see Note 11 for additional information).

(4)

We designated the July 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar (see Note 11 for additional information).

Senior Notes and Other Borrowings

In January 2016, our $2.0 billion of 5.25% senior notes due January 2016 matured and were repaid. In July 2014, our $1.5 billion of 3.75% senior notes due July 2014 (July 2014 Notes) matured and were repaid (we also settled the fixed to variable interest rate swap agreements associated with the July 2014 Notes).

Interest is payable semi-annually for the senior notes except for the Euro Notes for which interest is payable annually and the floating-rate senior notes for which interest is payable quarterly. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances except for the floating-rate senior notes which may not be redeemed prior to their maturity.

The senior notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2016.

Future principal payments (adjusted for the effects of the cross-currency swap agreements associated with the January 2021 Notes) for all of our borrowings at May 31, 2016 were as follows (in millions):

Fiscal 2017	$3,750
Fiscal 2018	6,000
Fiscal 2019	2,000
Fiscal 2020	4,500
Fiscal 2021	2,655
Thereafter	25,336

Total	$44,241

Revolving Credit Agreements

In May 2016, we entered into three revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2016 Credit Agreements) and borrowed $3.8 billion pursuant to these agreements. The 2016 Credit Agreements provided us with short-term borrowings for working capital and other general corporate purposes. Interest for the 2016 Credit Agreements is based on either (1) a LIBOR-based formula or (2) the Base Rate formula, each as set forth in the 2016 Credit Agreements. The borrowings are due and payable on June 27, 2016, which is the termination date of the 2016 Credit Agreements.

In April 2013, we entered into a $3.0 billion Revolving Credit Agreement with Wells Fargo Bank, N.A., Bank of America, N.A., BNP Paribas, JPMorgan Chase Bank, N.A. and certain other lenders (the 2013 Credit Agreement). The 2013 Credit Agreement provides for an unsecured 5-year revolving credit facility to be used for general corporate purposes including back-stopping any commercial paper notes that we may issue. Subject to certain conditions stated in the 2013 Credit Agreement, we may borrow, prepay and re-borrow amounts under the 2013 Credit Agreement at any time during the term of the 2013 Credit Agreement. Interest under the 2013 Credit Agreement is based on either (a) a LIBOR-based formula or (b) the Base Rate formula, each as set forth in the

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

2013 Credit Agreement. Any amounts drawn pursuant to the 2013 Credit Agreement are due on April 20, 2018. No amounts were outstanding pursuant to the 2013 Credit Agreement as of May 31, 2016 and 2015.

The 2016 Credit Agreements and the 2013 Credit Agreement contain certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts owed under the agreement to which the default relates may be declared immediately due and payable and the relevant agreement may be terminated. We were in compliance with the covenants of the 2016 Credit Agreements and the 2013 Credit Agreement as of May 31, 2016.

Commercial Paper Program and Commercial Paper Notes

In April 2013, pursuant to our existing $3.0 billion commercial paper program which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws, we entered into new dealer agreements with various banks and a new Issuing and Paying Agency Agreement with JP Morgan Chase Bank, N.A. (JP Morgan). Effective on December 22, 2014, Deutsche Bank Trust Companies Americas became the Successor Issuing and Paying Agent replacing JP Morgan. Since that time, we have entered into new dealer agreements with additional banks. As of May 31, 2016 and 2015, we did not have any outstanding commercial paper notes. We intend to back-stop any commercial paper notes that we may issue in the future with the 2013 Credit Agreement.

9.	RESTRUCTURING ACTIVITIES

Fiscal 2015 Oracle Restructuring Plan

During the second quarter of fiscal 2015, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our acquisition of MICROS and certain other operational activities (2015 Restructuring Plan). Restructuring costs associated with the 2015 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $462 million and $100 million of restructuring expenses in connection with the 2015 Restructuring Plan in fiscal 2016 and 2015, respectively. Actions pursuant to the 2015 Restructuring Plan were substantially complete as of May 31, 2016.

Fiscal 2013 Oracle Restructuring Plan

During the first quarter of fiscal 2013, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations (2013 Restructuring Plan). Restructuring costs associated with the 2013 Restructuring Plan were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. We recorded $119 million and $174 million of restructuring expenses in connection with the 2013 Restructuring Plan in fiscal 2015 and 2014, respectively. Actions pursuant to the 2013 Restructuring Plan were substantially complete as of the end of fiscal 2015.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Summary of All Plans

Fiscal 2016 Activity

	Accrued May 31, 2015(2)	Year Ended May 31, 2016				Accrued May 31, 2016(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$11	$95	$(7)	$(60)	$2	$41
Software license updates and product support	5	168	(1)	(69)	2	105
Hardware business	6	67	(8)	(43)	1	23
Services business	9	44	(4)	(35)	—	14
General and administrative and other	5	108	—	(56)	(2)	55

Total Fiscal 2015 Oracle Restructuring Plan	$36	$482	$(20)	$(263)	$3	$238

Total other restructuring plans(6)	$84	$2	$(6)	$(27)	$(8)	$45

Total restructuring plans	$120	$484	$(26)	$(290)	$(5)	$283

Fiscal 2015 Activity

	Accrued May 31, 2014	Year Ended May 31, 2015				Accrued May 31, 2015(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$—	$26	$1	$(16)	$—	$11
Software license updates and product support	—	7	—	(2)	—	5
Hardware business	—	22	(2)	(13)	(1)	6
Services business	—	21	—	(12)	—	9
General and administrative and other	—	27	(2)	(20)	—	5

Total Fiscal 2015 Oracle Restructuring Plan	$—	$103	$(3)	$(63)	$(1)	$36

Total Fiscal 2013 Oracle Restructuring Plan(6)	$61	$128	$(9)	$(138)	$(11)	$31

Total other restructuring plans(6)	$108	$7	$(19)	$(43)	$—	$53

Total restructuring plans	$169	$238	$(31)	$(244)	$(12)	$120

Fiscal 2014 Activity

	Accrued May 31, 2013	Year Ended May 31, 2014				Accrued May 31, 2014
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Total Fiscal 2013 Oracle Restructuring Plan	$71	$197	$(23)	$(195)	$11	$61

Total other restructuring plans(6)	$179	$24	$(15)	$(58)	$(22)	$108

Total restructuring plans	$250	$221	$(38)	$(253)	$(11)	$169

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at May 31, 2016 and 2015 included $255 million and $86 million, respectively, recorded in other current liabilities and $28 million and $34 million, respectively, recorded in other non-current liabilities.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the tables above included condensed information for other Oracle-based restructuring plans and other restructuring plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the periodic impact to our consolidated statements of operations was not significant.

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2016	2015
Software license updates and product support	$5,864	$5,635
Cloud SaaS, PaaS and IaaS	705	404
Hardware support and other	675	703
Services	339	379
New software licenses	72	124

Deferred revenues, current	7,655	7,245
Deferred revenues, non-current (in other non-current liabilities)	536	393

Total deferred revenues	$8,191	$7,638

Deferred software license updates and product support revenues and deferred hardware support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred cloud SaaS, PaaS and IaaS revenues generally resulted from customer payments made in advance for our cloud-based offerings that are recognized over the corresponding contractual term. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses revenues typically resulted from undelivered products or specified enhancements, customer-specific acceptance provisions, customer payments made in advance for time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

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

May 31, 2016

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges—Interest Rate Swap Agreements

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our October 2019 Notes and July 2021 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our January 2019 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the October 2019 Notes, July 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates.

We have designated the aforementioned interest rate swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges pursuant to ASC 815. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair values of certain of our fixed-rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in our consolidated statements of operations with the corresponding amounts included in other assets or other non-current liabilities in our consolidated balance sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in our consolidated statements of operations with the corresponding amount included in notes payable, non-current. The periodic interest settlements for the interest rate swap agreements for the October 2019 Notes, July 2021 Notes and the January 2019 Notes are recorded as interest expense and are included as a part of cash flows from operating activities.

In July 2014, we settled the fixed to variable interest rate swap agreements associated with the July 2014 Notes. We do not use any interest rate swap agreements for trading purposes.

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

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets, and an amount is reclassified out of accumulated other comprehensive loss into non-operating income (expense), net in the same period that the carrying value of the Euro-denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income (expense), net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for fiscal 2016, 2015 or 2014. The cash flows related to the cross-currency swap agreements that

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro-denominated July 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income (expense), net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for fiscal 2016, 2015 or 2014.

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

Neither do we use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we recorded the fair values of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair values recorded to our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for forward contracts in an unrealized gain position and other current liabilities for forward contracts in an unrealized loss position. The statement of operations classification for changes in fair values of these forward contracts is non-operating income (expense), net, for both realized and unrealized gains and losses.

As of May 31, 2016 and 2015, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.7 billion and $2.2 billion, respectively, and the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $2.0 billion and $1.2 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2016 and 2015.

Included in our non-operating income (expense), net were $97 million, $60 million and $(69) million of net gains (losses) related to these forward contracts for the years ended May 31, 2016, 2015 and 2014, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

		Fair Value as of May 31,
(in millions)	Balance Sheet Location	2016	2015
Interest rate swap agreements designated as fair value hedges	Other assets	$122	$74

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(218)	$(244)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(991)	$(981)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Year Ended May 31,			Year Ended May 31,
(in millions)	2016	2015		2016	2015
Cross-currency swap agreements designated as cash flow hedges	$26	$(318)	Non-operating income (expense), net	$41	$(348)

Foreign currency borrowings designated as net investment hedge	$(25)	$208	Not applicable	$—	$—

	Location and Amount of Gain Recognized in Income on Derivative			Location and Amount of Loss on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Year Ended May 31,			Year Ended May 31,
(in millions)		2016	2015		2016	2015
Interest rate swap agreements designated as fair value hedges	Interest expense	$48	$51	Interest expense	$(48)	$(51)

12.	COMMITMENTS AND CERTAIN CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2016, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2017	$328
Fiscal 2018	273
Fiscal 2019	211
Fiscal 2020	152
Fiscal 2021	110
Thereafter	164

Future minimum operating lease payments	1,238
Less: minimum payments to be received from non-cancelable subleases	(57)

Total future minimum operating lease payments, net	$1,181

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Lease commitments included future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $54 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2016.

Rent expense was $283 million, $290 million and $278 million for fiscal 2016, 2015 and 2014, respectively, net of sublease income of approximately $45 million for each of fiscal 2016 and 2015, and $55 million for fiscal 2014. Certain lease agreements contain renewal options providing for extensions of the lease terms.

Unconditional Obligations

In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers, which are agreements that are enforceable and legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payment. We utilize several external manufacturers to manufacture sub-assemblies for our hardware products and to perform final assembly and testing of finished hardware products. We also obtain individual components for our hardware products from a variety of individual suppliers based on projected demand information. Such purchase commitments are based on our forecasted component and manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product and have been included in the amounts below. Routine arrangements for other materials and goods that are not related to our external manufacturers and certain other suppliers and that are entered into in the ordinary course of business are not included in the amounts below, as they are generally entered into in order to secure pricing or other negotiated terms and are difficult to quantify in a meaningful way.

As of May 31, 2016, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2017	$574
Fiscal 2018	153
Fiscal 2019	91
Fiscal 2020	68
Fiscal 2021	8

Total	$894

As described in Note 8 and Note 11 above, as of May 31, 2016 we have senior notes and other borrowings of $43.9 billion that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

Guarantees

Our software, cloud and hardware product sales agreements generally include certain provisions for indemnifying customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any material liabilities related to such obligations in our consolidated financial statements. Certain of our product sales agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Our software license and hardware products agreements also generally include a warranty that our products will substantially operate as described in the applicable program documentation for a period of one year after delivery. Our SaaS, PaaS and IaaS agreements generally include a warranty that the cloud services will be

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

performed in all material respects as defined in the agreement during the service period. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the services.

We occasionally are required, for various reasons, to enter into financial guarantees with third parties in the ordinary course of our business including, among others, guarantees related to taxes, import licenses and letters of credit on behalf of parties with whom we conduct business. Such agreements have not had a material effect on our results of operations, financial position or cash flows.

13.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of May 31, 2016, approximately $8.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 271.9 million shares for $10.4 billion (including 2.3 million shares for $94 million that were repurchased but not settled), 193.7 million shares for $8.1 billion and 280.4 million shares for $9.8 billion in fiscal 2016, 2015 and 2014, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2016, 2015 and 2014, our Board of Directors declared cash dividends of $0.60, $0.51 and $0.48 per share of our outstanding common stock, respectively, which we paid during the same period.

In June 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock. The dividend is payable on July 27, 2016 to stockholders of record as of the close of business on July 6, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss, net of income taxes:

	May 31,
(in millions)	2016	2015
Foreign currency translation losses and other, net	$(778)	$(851)
Unrealized losses on defined benefit plans, net	(254)	(304)
Unrealized gains on marketable securities, net	196	124
Unrealized gains on cash flow hedges, net	20	35

Total accumulated other comprehensive loss	$(816)	$(996)

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

14.	EMPLOYEE BENEFIT PLANS

Stock-based Compensation Plans

Stock Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan, which provides for the issuance of long-term performance awards, including restricted stock-based awards, non-qualified stock options and incentive stock options, as well as stock purchase rights and stock appreciation rights, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2011, our stockholders, upon the recommendation of our Board of Directors (the Board), approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which extended the termination date of the 2000 Plan by 10 years and increased the number of authorized shares of stock that may be issued by 388,313,015 shares. In fiscal 2014, our stockholders, upon the recommendation of our Board, approved a further increase in the number of authorized shares of stock that may be issued under the 2000 Plan by 305,000,000 shares. Under the terms of the 2000 Plan, long-term full value awards are granted in the form of restricted stock units (RSUs) and performance stock units (PSUs). The vesting schedule for RSUs is established by the Compensation Committee and generally requires vesting 25% annually over four years. The vesting schedule for PSUs is also established by the Compensation Committee and currently requires vesting over four fiscal years, if at all, based on performance. Options to purchase common stock are granted at not less than fair market value, become exercisable as established by the Compensation Committee of the Board (generally 25% annually over four years under our current practice) and generally expire no more than 10 years from the date of grant. For each share granted as a full value award under the 2000 Plan, an equivalent of 2.5 shares is deducted from our pool of shares available for grant. As of May 31, 2016, the 2000 Plan had 47 million unvested RSUs outstanding, 4 million unvested PSUs outstanding and stock options to purchase 367 million shares of common stock outstanding of which 246 million shares were vested. As of May 31, 2016, approximately 317 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights or stock appreciation rights under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment to increase the number of shares of our common stock reserved for issuance by 2 million shares). In prior years, we granted stock options at not less than fair market value, that vest over four years, and expire no more than 10 years from the date of grant. The Directors’ Plan was most recently amended on April 29, 2016 and permits the Compensation Committee of the Board to determine the amount and form of automatic grants of stock awards to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. As of May 31, 2016, approximately 147,000 unvested RSUs and stock options to purchase approximately 3 million shares of common stock (of which approximately 2 million were vested) were outstanding under the Directors’ Plan. As of May 31, 2016, approximately 1 million shares were available for future stock awards under this plan.

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans. These restricted stock-based awards and stock options generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2016, approximately 491,000 shares of restricted stock-based awards and stock options to purchase 5 million shares of common stock were outstanding under these plans.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Restricted stock-based award activity and the number of restricted stock-based awards outstanding were not significant prior to fiscal 2015. The following table summarizes restricted stock-based award activity, including service-based awards and performance-based awards and including awards granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for fiscal 2016 and 2015:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2014	1	$35.29
Granted	28	$40.73
Canceled	(1)	$39.52

Balance, May 31, 2015	28	$40.63
Granted	34	$38.50
Vested	(7)	$40.39
Canceled	(3)	$39.73

Balance, May 31, 2016	52	$39.29

The total grant date fair value of restricted stock-based awards that vested in fiscal 2016 and 2015 was $261 million and $28 million, respectively. As of May 31, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $1.3 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.88 years.

In fiscal 2016 and 2015, 2 million and 3 million PSUs were granted, respectively, which vest upon the attainment of certain performance metrics and service-based vesting. Based upon actual attainment relative to the “target” performance metric, certain participants have the ability to be issued up to 150% of the target number of PSUs originally granted, or to be issued no PSUs at all. In fiscal 2016, 463,000 PSUs vested and 4 million PSUs remained outstanding as of May 31, 2016.

The following table summarizes stock option activity and includes awards granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2016:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted-Average Exercise Price
Balance, May 31, 2013	447	$25.48
Granted	131	$31.02
Assumed	5	$9.02
Exercised	(95)	$21.51
Canceled	(26)	$30.60

Balance, May 31, 2014	462	$27.37
Granted	34	$40.54
Assumed	3	$21.98
Exercised	(70)	$24.49
Canceled	(16)	$33.76

Balance, May 31, 2015	413	$28.64
Granted(1)	25	$40.34
Assumed	1	$4.97
Exercised	(53)	$25.13
Canceled	(11)	$35.19

Balance, May 31, 2016	375	$29.66

(1)

Approximately 7 million of the 25 million stock options granted during fiscal 2016 were to our Chief Executive Officers and Chief Technology Officer and had contractual lives of five years versus the 10-year contractual lives for the other stock options granted.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Options outstanding that have vested and that are expected to vest as of May 31, 2016 were as follows:

	Outstanding Options (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	In-the-Money Options as of May 31, 2016 (in millions)	Aggregate Intrinsic Value(1) (in millions)
Vested	253	$27.52	4.83	245	$3,232
Expected to vest(2)	115	$33.91	7.20	76	736

Total	368	$29.52	5.57	321	$3,968

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2016 of $40.20 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2016 was approximately $474 million and is expected to be recognized over a weighted-average period of 2.02 years. Approximately 7 million shares outstanding as of May 31, 2016 were not expected to vest.

Stock-Based Compensation Expense and Valuation of Stock Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their intrinsic values as of the grant dates.

The fair values of our PSUs were also measured based upon their intrinsic values as of their respective grant dates. The vesting conditions and related terms of our PSUs were communicated to each participating employee as of their respective grant dates and included attainment metrics that were defined, fixed and based upon consistent U.S. GAAP metrics or internal metrics that are defined, fixed and consistently determined, and that require the employee to render service. Therefore, these awards met the performance-based award classification criteria as defined within ASC 718.

We estimated the fair values of our stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted-average input assumptions used and resulting fair values of our stock options were as follows for fiscal 2016, 2015 and 2014:

	Year Ended May 31,
	2016	2015	2014
Expected life (in years)	4.8	5.1	4.9
Risk-free interest rate	1.6%	1.7%	1.3%
Volatility	24%	23%	27%
Dividend yield	1.5%	1.2%	1.5%
Weighted-average fair value per share	$8.49	$9.62	$7.47

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on U.S. Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by our Board of Directors and the volatility input is calculated based on the implied volatility of our publicly traded options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Stock-based compensation was included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2016	2015	2014
Sales and marketing	$220	$180	$165
Cloud software as a service and platform as a service	17	10	8
Cloud infrastructure as a service	4	5	4
Software license updates and product support	23	21	22
Hardware products	7	6	5
Hardware support	5	6	6
Services	29	30	29
Research and development	609	522	385
General and administrative	120	148	171
Acquisition related and other	3	5	10

Total stock-based compensation	$1,037	$933	$805

Estimated income tax benefit included in provision for income taxes	(322)	(294)	(260)

Total stock-based compensation, net of estimated income tax benefit	$715	$639	$545

Tax Benefits from Exercise of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $1.3 billion, $1.7 billion and $2.0 billion for fiscal 2016, 2015 and 2014, respectively. The aggregate intrinsic value of vesting of restricted stock-based awards and options exercised was $1.0 billion, $1.3 billion and $1.5 billion for fiscal 2016, 2015 and 2014, respectively. In connection with the vesting of restricted stock-based awards and stock option exercises, the tax benefits realized by us were $311 million, $396 million and $480 million for fiscal 2016, 2015 and 2014, respectively. Of the total tax benefits received, we classified excess tax benefits from stock-based compensation of $124 million, $244 million and $250 million as cash flows from financing activities rather than cash flows from operating activities for fiscal 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2016, 54 million shares were reserved for future issuances under the Purchase Plan. We issued 3 million shares under the Purchase Plan in each of fiscal 2016, 2015 and 2014.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $387 million, $362 million and $357 million for fiscal 2016, 2015 and 2014, respectively. The number of plan participants in our benefit plans has generally increased in recent years as we have hired additional employees and assumed eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $153 million, $144 million and $134 million in fiscal 2016, 2015 and 2014, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $419 million as of May 31, 2016 and were each approximately $408 million as of May 31, 2015 and were presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $95 million, $69 million and $64 million for fiscal 2016, 2015 and 2014, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2016 was $949 million and $587 million, respectively, and as of May 31, 2015 was $1.0 billion and $599 million, respectively.

15.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2016	2015	2014
Domestic	$4,033	$5,136	$5,397
Foreign	7,409	7,698	8,307

Income before provision for income taxes	$11,442	$12,834	$13,704

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2016	2015	2014
Current provision:
Federal	$1,301	$2,153	$1,613
State	271	310	337
Foreign	1,074	981	1,047

Total current provision	$2,646	$3,444	$2,997

Deferred benefit:
Federal	$(123)	$(408)	$(68)
State	(21)	(46)	(100)
Foreign	39	(94)	(80)

Total deferred benefit	$(105)	$(548)	$(248)

Total provision for income taxes	$2,541	$2,896	$2,749

Effective income tax rate	22.2%	22.6%	20.1%

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2016	2015	2014
Tax provision at statutory rate	$4,005	$4,492	$4,796
Foreign earnings at other than United States rates	(1,284)	(1,627)	(1,790)
State tax expense, net of federal benefit	176	176	154
Settlements and releases from judicial decisions and statute expirations, net	(150)	(85)	(168)
Domestic production activity deduction	(155)	(188)	(174)
Other, net	(51)	128	(69)

Total provision for income taxes	$2,541	$2,896	$2,749

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2016	2015
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Acquired intangible assets	(1,482)	(1,879)
Unremitted earnings	(987)	(646)
Other	(33)	(11)

Total deferred tax liabilities	$(2,632)	$(2,666)

Deferred tax assets:
Accruals and allowances	$492	$421
Employee compensation and benefits	1,149	1,123
Differences in timing of revenue recognition	351	335
Depreciation and amortization	9	155
Tax credit and net operating loss carryforwards	2,935	2,649

Total deferred tax assets	$4,936	$4,683

Valuation allowance	$(1,173)	$(1,024)

Net deferred tax assets	$1,131	$993

Recorded as:
Non-current deferred tax assets	1,291	1,458
Non-current deferred tax liabilities (in other non-current liabilities)	(160)	(465)

Net deferred tax assets	$1,131	$993

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2016, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $42.6 billion and $8.3 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2016, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $13.3 billion and $2.7 billion, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Our net deferred tax assets were $1.1 billion and $993 million as of May 31, 2016 and 2015, respectively. We believe it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.2 billion and $1.0 billion at May 31, 2016 and 2015, respectively. Substantially all of the valuation allowances as of May 31, 2016 and 2015 relate to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2016, we had federal net operating loss carryforwards of approximately $758 million. These losses expire in various years between fiscal 2017 and fiscal 2035 and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $2.7 billion at May 31, 2016, which expire between fiscal 2017 and fiscal 2035 and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.6 billion at May 31, 2016, which are subject to limitations on their utilization. Approximately $1.4 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $240 million, expire between fiscal 2017 and fiscal 2036. We had tax credit carryforwards of approximately $1.2 billion at May 31, 2016, which are subject to limitations on their utilization. Approximately $652 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $541 million, expire in various years between fiscal 2017 and fiscal 2035.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2016	2015	2014
Gross unrecognized tax benefits as of June 1	$4,038	$3,838	$3,601
Increases related to tax positions from prior fiscal years	350	119	94
Decreases related to tax positions from prior fiscal years	(111)	(17)	(116)
Increases related to tax positions taken during current fiscal year	461	316	307
Settlements with tax authorities	(73)	(30)	(2)
Lapses of statutes of limitation	(73)	(54)	(53)
Cumulative translation adjustments and other, net	(31)	(134)	7

Total gross unrecognized tax benefits as of May 31	$4,561	$4,038	$3,838

As of May 31, 2016, 2015 and 2014, $3.1 billion, $2.8 billion and $2.6 billion, respectively, of unrecognized benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $26 million, $102 million and $24 million during fiscal 2016, 2015 and 2014, respectively. Interest and penalties accrued as of May 31, 2016 and 2015 were $765 million and $756 million, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2015. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, transfer pricing, extraterritorial income exemptions, domestic production activity, foreign tax credits, and research and development credits taken. Other issues are related to years with expiring statutes of limitation. With all of these

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of May 31, 2016, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $228 million ($176 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2007 and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2004 and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe it was reasonably possible that, as of May 31, 2016, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $199 million ($74 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing. Other issues are related to years with expiring statutes of limitation. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

We believe that we have adequately provided under GAAP for outcomes related to our tax audits. However, there can be no assurances as to the possible outcomes or any related financial statement effect thereof. On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the U.S. Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its impact on Oracle and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, India, Brazil, and Korea, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it would result in a further charge to expense.

16.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers are our Chief Executive Officers. We are organized geographically and by line of business. While our Chief Executive Officers evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed.

We have three businesses—cloud and on-premise software, hardware and services—which are further divided into certain operating segments. Our cloud and on-premise software business is comprised of three operating segments: (1) cloud software and on-premise software, which includes our cloud SaaS and PaaS offerings, (2) cloud IaaS and (3) software license updates and product support. Our hardware business is comprised of two operating segments: (1) hardware products and (2) hardware support. All other operating segments are combined under our services business.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Our cloud software and on-premise software line of business markets, sells and delivers a broad spectrum of application and platform technologies through our SaaS and PaaS offerings, which are certain of our software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support, and through the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others.

The cloud IaaS line of business provides infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis; and Oracle Managed Cloud Services, which are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities.

The software license updates and product support line of business generates revenues through the sale of software support contracts related to new software licenses purchased by our customers. The software license updates and product support line of business provides our on-premise software customers with rights to software product upgrades and maintenance releases, patches released, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

The hardware products line of business provides Oracle Engineered Systems, servers, storage, networking, industry-specific hardware, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including cloud computing environments.

Our hardware support line of business provides customers with software updates for the software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting, advanced customer support services and education services. Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Advanced customer support provides support services, both on-premise and remote, to our customers to enable increased performance and higher availability of their products and services and also includes certain other services. Education services provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our cloud, on-premise software and hardware offerings.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses and for the operating segments of our cloud and on-premise software and hardware businesses:

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

	Year Ended May 31,
(in millions)	2016	2015	2014
Cloud software and on-premise software:
Revenues(1)	$9,488	$10,025	$10,542
Cloud software as a service and platform as a service expenses	1,116	742	437
Sales and distribution expenses	6,010	5,812	5,666

Margin(2)	$2,362	$3,471	$4,439
Cloud infrastructure as a service:
Revenues	$646	$608	$456
Cloud infrastructure as a service expenses	352	329	304
Sales and distribution expenses	74	89	61

Margin(2)	$220	$190	$91
Software license updates and product support:
Revenues(1)	$18,863	$18,858	$18,209
Software license updates and product support expenses	1,077	1,130	1,111

Margin(2)	$17,786	$17,728	$17,098
Total cloud and on-premise software business:
Revenues(1)	$28,997	$29,491	$29,207
Expenses	8,629	8,102	7,579

Margin(2)	$20,368	$21,389	$21,628
Hardware products:
Revenues	$2,471	$2,825	$2,976
Hardware products expenses	1,364	1,465	1,516
Sales and distribution expenses	850	864	940

Margin(2)	$257	$496	$520
Hardware support:
Revenues(1)	$2,198	$2,384	$2,407
Hardware support expenses	665	783	802

Margin(2)	$1,533	$1,601	$1,605
Total hardware business:
Revenues(1)	$4,669	$5,209	$5,383
Expenses	2,879	3,112	3,258

Margin(2)	$1,790	$2,097	$2,125
Total services business:
Revenues(1)	$3,391	$3,553	$3,716
Services expenses	2,645	2,818	2,822

Margin(2)	$746	$735	$894
Totals:
Revenues(1)	$37,057	$38,253	$38,306
Expenses	14,153	14,032	13,659

Margin(2)	$22,904	$24,221	$24,647

(1)

Cloud software and on-premise software, software license updates and product support and hardware support revenues for management reporting included revenues related to cloud SaaS and PaaS, software support and hardware support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented. See Note 10 for an explanation of these adjustments and the table below for a reconciliation of our total operating

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

segment revenues to our total revenues as reported in our consolidated statements of operations. Our cloud software and on-premise software and services revenues for management reporting also differ from amounts reported per our consolidated statements of operations for the periods presented due to certain insignificant reclassifications between these lines for management reporting purposes.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, marketing and partner programs, and corporate, general and administrative and IT expenses. Additionally, the margins reported do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other income (expense), net.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2016	2015	2014
Total revenues for operating segments	$37,057	$38,253	$38,306
Cloud software as a service and platform as a service revenues(1)	(7)	(12)	(17)
Software license updates and product support revenues(1)	(2)	(11)	(3)
Hardware support revenues(1)	(1)	(4)	(11)

Total revenues	$37,047	$38,226	$38,275

Total margin for operating segments	$22,904	$24,221	$24,647
Cloud software as a service and platform as a service revenues(1)	(7)	(12)	(17)
Software license updates and product support revenues(1)	(2)	(11)	(3)
Hardware support revenues(1)	(1)	(4)	(11)
Product development	(4,978)	(4,812)	(4,590)
Marketing and partner program expenses	(505)	(520)	(564)
Corporate, general and administrative and information technology expenses	(1,635)	(1,496)	(1,384)
Amortization of intangible assets	(1,638)	(2,149)	(2,300)
Acquisition related and other	(42)	(211)	(41)
Restructuring	(458)	(207)	(183)
Stock-based compensation	(1,034)	(928)	(795)
Interest expense	(1,467)	(1,143)	(914)
Non-operating income (expense), net	305	106	(141)

Income before provision for income taxes	$11,442	$12,834	$13,704

(1)

Cloud SaaS and PaaS revenues, software license updates and product support revenues and hardware support revenues for management reporting included revenues that would have otherwise been recorded by our acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2016, 2015 or 2014.

	As of and for the Year Ended May 31,
	2016		2015		2014
(in millions)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)	Revenues	Long-Lived Assets(1)
United States	$17,264	$3,646	$17,325	$3,341	$16,809	$2,993
United Kingdom	2,349	334	2,388	309	2,309	236
Japan	1,465	375	1,433	338	1,558	414
Germany	1,438	40	1,466	33	1,483	35
Canada	1,096	44	1,286	58	1,190	31
France	1,039	26	1,044	33	1,148	28
Other countries	12,396	963	13,284	1,007	13,778	879

Total	$37,047	$5,428	$38,226	$5,119	$38,275	$4,616

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

17.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options, and shares issuable under the employee stock purchase plan using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended May 31,
(in millions, except per share data)	2016	2015	2014
Net income	$8,901	$9,938	$10,955

Weighted average common shares outstanding	4,221	4,404	4,528
Dilutive effect of employee stock plans	84	99	76

Dilutive weighted average common shares outstanding	4,305	4,503	4,604

Basic earnings per share	$2.11	$2.26	$2.42
Diluted earnings per share	$2.07	$2.21	$2.38
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	63	37	76

(1)

These weighted shares relate to anti-dilutive restricted stock-based awards and stock options as calculated using the treasury stock method and could be dilutive in the future. See Note 14 for information regarding the exercise prices of our outstanding, unexercised options.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

18.	LEGAL PROCEEDINGS

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company (HP) filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage, and violation of the California Unfair Business Practices Act. The original plaintiff, Hewlett Packard Company, is now Hewlett Packard Enterprise Company. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 between HP and Mark Hurd (the Hurd Settlement Agreement), who was both HP’s former chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the Hurd Settlement Agreement, and other equitable and monetary relief.

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers. Oracle has announced that it is appealing this decision. The issues of breach, HP’s performance, causation and damages, HP’s tort claims, and Oracle’s cross-claims will all be tried before a jury. As of April 8, 2013, the trial was stayed pending Oracle’s appeal of the court’s denial of its anti-SLAPP motion. On August 27, 2015, the Court of Appeal affirmed the trial court’s denial of Oracle’s anti-SLAPP motion. The Court of Appeal’s decision became final on September 26, 2015. The matter was remanded to the trial court for further proceedings and trial, which began on May 23, 2016. While we believe that we have meritorious defenses against this action, and we will continue to vigorously defend it, we cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the judicial process and the nature of the claims.

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

The complaint alleges claims against Oracle for fraud, violations of Oregon’s False Claims Act, breach of contract, and violations of the Oregon Civil Racketeer Influenced and Corrupt Organizations Act, and alleges a violation of Oregon’s False Claims Act against each of the individuals. The complaint seeks monetary damages, statutory penalties, attorneys’ fees and costs, and a permanent injunction prohibiting Oracle from marketing to or entering into a contract with any public corporation or agency of the State of Oregon. Specifically, the complaint alleges that Oracle committed fraud by making false statements about the capabilities and functionality of its products and about the amount of time and effort it would take Oracle’s consulting and managed cloud services operations to perform the requested work. It also alleges that Oracle breached the contracts by failing to provide

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

what was required under the contracts and failing to perform the services in a professional manner consistent with industry standards. The complaint alleges that Oracle violated Oregon’s False Claims Act by making false statements in order to obtain payment of invoices and by presenting invoices for payment that were false. The claims for violation of Oregon’s Civil Racketeer Influenced and Corrupt Organizations Act allege that Oracle violated the statute by making false statements in writing about the capabilities of Oracle’s products and the functionality and readiness of the healthcare exchange website, by using those false statements to obtain the signatures necessary to secure the contracts, execute documents, and enable payment, and by using the wires to transmit documents containing the allegedly false statements. On May 16, 2016, the State of Oregon filed a motion seeking to amend its complaint to add a demand for punitive damages against Oracle for the claims alleging fraud and violations of the Oregon Civil Racketeer Influenced and Corrupt Organizations Act.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2016

On January 21, 2016, Oracle filed a lawsuit in the Circuit Court of the State of Oregon for the County of Marion against the State of Oregon, by and through Governor Kate Brown, Attorney General Ellen Rosenblum, and three state agencies. In this lawsuit, Oracle seeks to enforce an October 2015 oral agreement to resolve all pending litigation between Oracle and the State of Oregon. The State of Oregon moved to dismiss the complaint, and on April 28, 2016 that motion was denied. Oracle filed a First Amended Complaint on June 13, 2016, and Mythics, Inc. was added as a plaintiff.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2014	$296	$122	$(120)	$8	$306

May 31, 2015	$306	$56	$(86)	$9	$285

May 31, 2016	$285	$130	$(90)	$2	$327

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 22, 2016	By:	/S/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Date: June 22, 2016	By:	/S/ MARK V. HURD
Mark V. Hurd
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ SAFRA A. CATZ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 22, 2016

/S/ MARK V. HURD Mark V. Hurd	Chief Executive Officer and Director (Principal Executive Officer)	June 22, 2016

/S/ WILLIAM COREY WEST William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 22, 2016

/S/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chairman of the Board of Directors, Chief Technology Officer and Director	June 22, 2016

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Vice Chairman of the Board of Directors and Director	June 22, 2016

/S/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 22, 2016

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	June 22, 2016

/S/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 22, 2016

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 22, 2016

/S/ GEORGE H. CONRADES George H. Conrades	Director	June 22, 2016

/S/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 22, 2016

/S/ RENÉE J. JAMES Renée J. James	Director	June 22, 2016

/S/ LEON E. PANETTA Leon E. Panetta	Director	June 22, 2016

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 22, 2016

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.01	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	6/16/16	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	Form of Old 2016 Note, together with the Officers’ Certificate issued January 13, 2006 pursuant to the Indenture dated January 13, 2006, among Oracle Corporation (formerly known as Ozark Holding Inc.) and Citibank, N.A.	8-K	000-14376	10.35	1/20/06	Oracle Systems Corporation

4.04	Form of New 5.25% Note due 2016	S-4/A	333-132250	4.4	4/14/06	Oracle Corporation

4.05	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.06	Forms of 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.07	Forms of 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.08	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.09	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.10	Forms of 1.20% Note due 2017 and 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Notes	8-K	000-51788	4.10	10/25/12	Oracle Corporation

4.11	Forms of 2.25% Note due 2021 and 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Notes	8-K	001-35992	4.11	7/10/13	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

4.12	Forms of Floating-Rate Note due 2019, 2.375% Note due 2019 and 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Notes	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.13	Forms of Floating-Rate Note due 2017, Floating-Rate Note due 2019, 2.25% Note due 2019, 2.80% Note due 2021, 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

4.14	Forms of 2.50% Notes due 2022, 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*‡	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on October 31, 2013	10-Q	001-35992	10.04	12/20/13	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	000-51788	10.05	12/23/11	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	06/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.09*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.10*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.11*	Sun Microsystems, Inc. 2007 Omnibus Incentive Plan	10-Q	000-15086	10.1	2/6/08	Sun Microsystems, Inc.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

10.12	$3,000,000,000 5-Year Revolving Credit Agreement dated as of April 22, 2013 among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.14	4/26/13	Oracle Corporation

10.13*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.14*	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Section 16 Officers	10-Q	001-35992	10.16	9/23/14	Oracle Corporation

10.15*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	06/25/15	Oracle Corporation

12.01‡	Consolidated Ratio of Earnings to Fixed Charges

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (1) Consolidated Balance Sheets as of May 31, 2016 and 2015, (2) Consolidated Statements of Operations for the years ended May 31, 2016, 2015 and 2014, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2016, 2015 and 2014, (4) Consolidated Statements of Equity for the years ended May 31, 2016, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2016, 2015 and 2014, (6) Notes to Consolidated Financial Statements and (7) Financial Statement Schedule II

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.