Form 10-Q
period 2016-08-31
ORACLE CORP
filed 2016-09-19
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

The number of shares of registrant’s common stock outstanding as of September 12, 2016 was: 4,105,567,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectation that we will continue to acquire companies, products, services and technologies to further our corporate strategy;

•	our belief that our acquisitions should allow us to grow and continue to make investments in research and development;

•	our expectations regarding the proposed acquisition of NetSuite Inc.;

•

our expectation that the total revenues of our cloud and on-premise software business generally will continue to increase due to continued demand for our software products, expected growth in our cloud and software license updates and product support offerings, and contributions from acquisitions;

•	our belief that our IaaS segment represents a new opportunity for us to layer products on top of our SaaS and PaaS offerings;

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

•

our belief that we have adequately provided under U.S. generally accepted accounting principles for outcomes related to our tax audits and that the final outcome of our tax related examinations, agreements or judicial proceedings will not have a material effect on our results of operations, and our belief that our net deferred tax assets will be realized in the foreseeable future;

•	our estimates and projections regarding potential future goodwill impairment losses;

•

our belief that the outcome of certain legal proceedings and claims to which we are a party will not, individually or in the aggregate, result in losses that are materially in excess of amounts already recognized, if any;

•	the possibility that certain legal proceedings to which we are a party could have a material impact to our future cash flows and results of operations;

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2017 Oracle Restructuring Plan and the improved efficiencies in our operations that such plan will create;

•	the timing and amount of our stock repurchases;

•	our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2017, which runs from June 1, 2016 to May 31, 2017.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2016 and May 31, 2016

(Unaudited)

(in millions, except per share data)	August 31, 2016	May 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$28,614	$20,152
Marketable securities	39,782	35,973
Trade receivables, net of allowances for doubtful accounts of $344 and $327 as of August 31, 2016 and May 31, 2016, respectively	3,407	5,385
Inventories	286	212
Prepaid expenses and other current assets	2,362	2,591

Total current assets	74,451	64,313

Non-current assets:
Property, plant and equipment, net	4,108	4,000
Intangible assets, net	5,091	4,943
Goodwill, net	35,350	34,590
Deferred tax assets	1,142	1,291
Other assets	3,081	3,043

Total non-current assets	48,772	47,867

Total assets	$123,223	$112,180

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$999	$3,750
Accounts payable	551	504
Accrued compensation and related benefits	1,419	1,966
Deferred revenues	9,462	7,655
Other current liabilities	2,711	3,333

Total current liabilities	15,142	17,208

Non-current liabilities:
Notes payable, non-current	53,057	40,105
Income taxes payable	5,031	4,908
Other non-current liabilities	2,161	2,169

Total non-current liabilities	60,249	47,182

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,106 shares and 4,131 shares as of August 31, 2016 and May 31, 2016, respectively	24,588	24,217
Retained earnings	23,380	23,888
Accumulated other comprehensive loss	(533)	(816)

Total Oracle Corporation stockholders’ equity	47,435	47,289
Noncontrolling interests	397	501

Total equity	47,832	47,790

Total liabilities and equity	$123,223	$112,180

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2016	2015
Revenues:
Cloud software as a service and platform as a service	$798	$451
Cloud infrastructure as a service	171	160

Total cloud revenues	969	611

New software licenses	1,030	1,151
Software license updates and product support	4,792	4,696

Total on-premise software revenues	5,822	5,847

Total cloud and on-premise software revenues	6,791	6,458

Hardware products	462	570
Hardware support	534	558

Total hardware revenues	996	1,128
Total services revenues	808	862

Total revenues	8,595	8,448

Operating expenses:
Sales and marketing(1)	1,919	1,731
Cloud software as a service and platform as a service(1)	319	276
Cloud infrastructure as a service(1)	96	89
Software license updates and product support(1)	275	291
Hardware products(1)	242	303
Hardware support(1)	149	180
Services(1)	695	711
Research and development	1,520	1,390
General and administrative	315	257
Amortization of intangible assets	311	452
Acquisition related and other	14	31
Restructuring	99	83

Total operating expenses	5,954	5,794

Operating income	2,641	2,654
Interest expense	(416)	(374)
Non-operating income, net	148	30

Income before provision for income taxes	2,373	2,310
Provision for income taxes	541	563

Net income	$1,832	$1,747

Earnings per share:
Basic	$0.44	$0.40

Diluted	$0.43	$0.40

Weighted average common shares outstanding:
Basic	4,119	4,317

Diluted	4,221	4,412

Dividends declared per common share	$0.15	$0.15

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

	Three Months Ended August 31,
(in millions)	2016	2015
Net income	$1,832	$1,747
Other comprehensive gain (loss), net of tax:
Net foreign currency translation gains (losses)	133	(1)
Net unrealized gains on defined benefit plans	5	13
Net unrealized gains (losses) on marketable securities	143	(126)
Net unrealized gains (losses) on cash flow hedges	2	(29)

Total other comprehensive gain (loss), net	283	(143)

Comprehensive income	$2,115	$1,604

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2016 and 2015

(Unaudited)

	Three Months Ended August 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$1,832	$1,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	222	219
Amortization of intangible assets	311	452
Deferred income taxes	145	(30)
Stock-based compensation	319	253
Tax benefits on the vesting of restricted stock-based awards and exercise of stock options	215	102
Other, net	39	45
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,993	2,150
(Increase) decrease in inventories	(75)	50
Decrease in prepaid expenses and other assets	435	379
Decrease in accounts payable and other liabilities	(1,013)	(1,353)
Decrease in income taxes payable	(309)	(204)
Increase in deferred revenues	1,761	2,071

Net cash provided by operating activities	5,875	5,881

Cash flows from investing activities:
Purchases of marketable securities and other investments	(5,513)	(11,669)
Proceeds from maturities and sales of marketable securities and other investments	1,752	4,644
Acquisitions, net of cash acquired	(1,143)	—
Capital expenditures	(299)	(446)

Net cash used for investing activities	(5,203)	(7,471)

Cash flows from financing activities:
Payments for repurchases of common stock	(2,002)	(2,846)
Proceeds from issuances of common stock	487	296
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(170)	(70)
Payments of dividends to stockholders	(618)	(650)
Proceeds from borrowings, net of issuance costs	13,932	—
Repayments of borrowings	(3,750)	—
Distributions to noncontrolling interests	(167)	(25)

Net cash provided by (used for) financing activities	7,712	(3,295)

Effect of exchange rate changes on cash and cash equivalents	78	(92)

Net increase (decrease) in cash and cash equivalents	8,462	(4,977)
Cash and cash equivalents at beginning of period	20,152	21,716

Cash and cash equivalents at end of period	$28,614	$16,739

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$6	$—
(Decrease) increase in unsettled repurchases of common stock	$(3)	$185
Decrease in unsettled investment purchases	$(95)	$(342)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

August 31, 2016

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2017. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

During the first quarter of fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our condensed consolidated statements of cash flows and we have applied this provision on a retrospective basis. For the three months ended August 31, 2015, net cash provided by operating activities increased by $25 million with a corresponding offset to net cash used for financing activities. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, the net cumulative effect of this change was recognized as a $9 million increase to additional paid in capital, a $3 million increase to deferred tax assets and a $6 million reduction to retained earnings as of June 1, 2016.

There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

	Three Months Ended August 31,
(in millions)	2016	2015
Transitional and other employee related costs	$8	$24
Stock-based compensation	—	3
Professional fees and other, net	5	4
Business combination adjustments, net	1	—

Total acquisition related and other expenses	$14	$31

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

	Three Months Ended August 31,
(in millions)	2016	2015
Interest income	$177	$117
Foreign currency losses, net	(13)	(25)
Noncontrolling interests in income	(35)	(30)
Other income (loss), net	19	(32)

Total non-operating income, net	$148	$30

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended August 31, 2016 and 2015, $898 million and $972 million of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Statement of Cash Flows:    In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for us in our first quarter of fiscal 2019 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

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

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 is effective for us as of either our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

2.	ACQUISITIONS

Proposed Acquisition of NetSuite Inc., a Related Party

On July 28, 2016, we entered into an Agreement and Plan of Merger (Merger Agreement) with NetSuite Inc. (NetSuite), a provider of cloud-based enterprise resource planning (ERP) software and related applications and, as described further below, a related party to Oracle. We entered into the Merger Agreement to acquire NetSuite to, among other things, expand our cloud software as a service offerings with a complementary set of cloud ERP and related cloud software applications for customers.

Pursuant to the Merger Agreement, we commenced a tender offer on August 18, 2016 to purchase all of the issued and outstanding shares of NetSuite common stock (NetSuite Shares) at a purchase price of $109.00 per share, net to the seller in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 18, 2016, and in the related Letter of Transmittal. The tender offer

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

period is scheduled to expire on October 6, 2016. The consummation of the offer is subject to the valid tender of (i) a majority of the sum of (a) the aggregate number of issued and outstanding NetSuite Shares and (b) the aggregate number of NetSuite Shares issuable upon the conversion, exchange or exercise of all vested and outstanding stock options, restricted stock units, performance share units of NetSuite or any other rights to acquire, or securities convertible into or exchangeable for, NetSuite Shares and (ii) a majority of the issued and outstanding NetSuite Shares not owned by (a) the executive officers or directors of NetSuite and their affiliates, (b) Lawrence J. Ellison, his family members, and any of their affiliates and (c) Oracle or its affiliates, in each case as calculated pursuant to the Merger Agreement. The consummation of the offer is also conditioned upon (A) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval under certain other foreign antitrust laws and (B) certain other customary closing conditions. After the consummation of the offer and the satisfaction of certain conditions, a wholly-owned subsidiary of Oracle will merge with and into NetSuite. In addition, unvested equity awards to acquire NetSuite Shares that are outstanding immediately prior to the consummation of the merger will generally be assumed by Oracle and converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. Vested equity awards outstanding immediately prior to the consummation of the merger generally will be cancelled in exchange for the right to receive an amount in cash based on a formula contained in the Merger Agreement. The estimated total purchase price for NetSuite is approximately $9.3 billion.

Lawrence J. Ellison, Oracle’s Chairman of the Board and Chief Technology Officer and Oracle’s largest stockholder, is an affiliate of NetSuite’s largest stockholder, NetSuite Restricted Holdings LLC (a single member LLC investment entity whose interests are beneficially owned by a trust controlled by Mr. Ellison) which owns approximately 40% of the issued and outstanding NetSuite Shares. Oracle’s Board of Directors appointed a Special Committee (comprised solely of directors who are independent of the management of Oracle, Mr. Ellison, his family members and any affiliated entities, and NetSuite) to which it delegated the full and exclusive power, authority and discretion of the Board to evaluate, assess, and approve the NetSuite transaction on its behalf. The Special Committee engaged its own independent legal counsel, Skadden, Arps, Slate, Meagher & Flom LLP, and its own independent financial advisor, Moelis & Company LLC, to advise it on the transaction. Moelis & Company LLC provided the Special Committee with a fairness opinion in connection with the transaction. After extensive deliberations, the Special Committee concluded that the transaction terms were fair to Oracle and the transaction was in the best interests of Oracle and its stockholders. The Special Committee unanimously approved the transaction on behalf of Oracle and the Board.

Other Fiscal 2017 Acquisitions

During the first quarter of fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually or in the aggregate significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $1.4 billion, which consisted of approximately $1.4 billion in cash and $6 million for the fair values of restricted stock-based awards and stock options assumed. We preliminarily recorded $116 million of net tangible assets and $459 million of identifiable intangible assets, based on their estimated fair values, and $777 million of residual goodwill.

We also have entered into certain non-material agreements to acquire certain companies and expect these proposed acquisitions to close during the second quarter of fiscal 2017.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

Fiscal 2016 Acquisitions

During fiscal 2016, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle and certain other companies that we acquired since the beginning of fiscal 2016 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information for all periods presented also included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2016.

The unaudited pro forma financial information for the three months ended August 31, 2016 combined the historical results of Oracle for the three months ended August 31, 2016 and the historical results of certain other companies that we acquired since the beginning of fiscal 2017 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three months ended August 31, 2015 combined the historical results of Oracle for the three months ended August 31, 2015 and the historical results of certain other companies that we acquired since the beginning of fiscal 2016 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended August 31,
(in millions, except per share data)	2016	2015
Total revenues	$8,603	$8,522
Net income	$1,828	$1,713
Basic earnings per share	$0.44	$0.39
Diluted earnings per share	$0.43	$0.39

3.	FAIR VALUE MEASUREMENTS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2016			May 31, 2016
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$4,251	$—	$4,251	$3,750	$—	$3,750
U.S. Treasury securities	14	—	14	214	—	214
Commercial paper debt securities	—	8,339	8,339	—	2,155	2,155
Corporate debt securities and other	166	36,656	36,822	179	35,095	35,274
Derivative financial instruments	—	131	131	—	122	122

Total assets	$4,431	$45,126	$49,557	$4,143	$37,372	$41,515

Liabilities:
Derivative financial instruments	$—	$215	$215	$—	$218	$218

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of August 31, 2016 and May 31, 2016, approximately 37% and 28%, respectively, of our marketable securities investments mature within one year and 63% and 72%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $54.1 billion and $40.1 billion of borrowings, which consisted of senior notes and the related fair value hedges that were outstanding as of August 31, 2016 and May 31, 2016, respectively, the estimated fair values of our senior notes and the related fair value hedges using Level 2 inputs at August 31, 2016 and May 31, 2016 were $58.1 billion and $43.2 billion, respectively. As of May 31, 2016, the estimated fair value of our $3.8 billion of short-term borrowings approximated carrying value due to the short maturity of the borrowings.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	August 31, 2016	May 31, 2016
Raw materials	$140	$95
Work-in-process	45	31
Finished goods	101	86

Total	$286	$212

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2017 and the net book value of intangible assets as of August 31, 2016 and May 31, 2016 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(in millions)	May 31, 2016	Additions	August 31, 2016	May 31, 2016	Expense	August 31, 2016	May 31, 2016	August 31, 2016
Developed technology	$3,661	$177	$3,838	$(1,876)	$(136)	$(2,012)	$1,785	$1,826	5 years
Software support agreements and related relationships	2,419	—	2,419	(1,287)	(32)	(1,319)	1,132	1,100	N.A.
SaaS, PaaS and IaaS agreements and related relationships	2,034	265	2,299	(704)	(63)	(767)	1,330	1,532	8 years
Customer relationships and contract backlog	1,399	—	1,399	(1,121)	(27)	(1,148)	278	251	N.A.
Hardware support agreements and related relationships	1,010	—	1,010	(797)	(26)	(823)	213	187	N.A.
Trademarks and other	1,043	17	1,060	(838)	(27)	(865)	205	195	5 years

Total intangible assets, net	$11,566	$459	$12,025	$(6,623)	$(311)	$(6,934)	$4,943	$5,091	7 years

(1)	Represents weighted-average useful lives of intangible assets acquired during fiscal 2017

Total amortization expense related to our intangible assets was $311 million and $452 million for the three months ended August 31, 2016 and 2015, respectively. As of August 31, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2017	$806
Fiscal 2018	945
Fiscal 2019	836
Fiscal 2020	688
Fiscal 2021	543
Fiscal 2022	442
Thereafter	831

Total intangible assets, net	$5,091

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2016 were as follows:

(in millions)	Cloud Software and On-Premise Software	Software License Updates and Product Support	Hardware Support	Consulting	Other, net(2)	Total Goodwill, net
Balances as of May 31, 2016	$15,747	$14,439	$2,367	$1,759	$278	$34,590
Goodwill from acquisitions	777	—	—	—	—	777
Goodwill adjustments, net(1)	(17)	—	—	—	—	(17)

Balances as of August 31, 2016	$16,507	$14,439	$2,367	$1,759	$278	$35,350

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

(2)	Represents goodwill allocated to our other operating segments.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2016, we issued $14.0 billion, par value, of fixed-rate senior notes comprised of the following as of August 31, 2016:

		August 31, 2016
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate
$4,250, 1.90%, due September 2021	July 2016	$4,250	1.94%
$2,500, 2.40%, due September 2023	July 2016	2,500	2.40%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.69%
$1,250, 3.85%, due July 2036	July 2016	1,250	3.85%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.00%

Total fixed-rate senior notes		$14,000

Unamortized discount/issuance costs		(67)

Total fixed-rate senior notes, net		$13,933

We issued the senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and repayment of indebtedness and future acquisitions. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle Corporation. All existing and future indebtedness and liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes. We were in compliance with all debt-related covenants at August 31, 2016.

Revolving Credit Agreements

In May 2016, we borrowed $3.8 billion pursuant to three revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2016 Credit Agreements). In June 2016, we repaid the $3.8 billion and the 2016 Credit Agreements expired pursuant to their terms.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2017 Oracle Restructuring Plan

During the first quarter of fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2017 Restructuring Plan). The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $502 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $112 million of restructuring expenses in connection with the 2017 Restructuring Plan in the first quarter of fiscal 2017 and we expect to incur the majority of the estimated remaining $390 million through the end of fiscal 2018. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2016(2)	Three Months Ended August 31, 2016				Accrued August 31, 2016(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$—	$46	$—	$(22)	$—	$24	$46	$204
Software license updates and product support	—	7	—	(4)	—	3	7	41
Hardware business	—	30	—	(11)	—	19	30	111
Services business	—	14	—	(6)	—	8	14	63
General and administrative and other	—	15	—	(7)	—	8	15	83

Total Fiscal 2017 Oracle Restructuring Plan	$—	$112	$—	$(50)	$—	$62	$112	$502

Total other restructuring plans(6)	$283	$1	$(14)	$(73)	$(1)	$196

Total restructuring plans	$283	$113	$(14)	$(123)	$(1)	$258

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at August 31, 2016 and May 31, 2016 included $235 million and $255 million, respectively, recorded in other current liabilities, and $23 million and $28 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the table above included condensed information for other Oracle-based plans (primarily the Fiscal 2015 Oracle Restructuring Plan) and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the period presented but for which the periodic impact to our condensed consolidated statements of operations was not significant.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2016	May 31, 2016
Software license updates and product support	$7,365	$5,864
Cloud SaaS, PaaS and IaaS	909	705
Hardware support and other	750	675
Services	372	339
New software licenses	66	72

Deferred revenues, current	9,462	7,655
Deferred revenues, non-current (in other non-current liabilities)	528	536

Total deferred revenues	$9,990	$8,191

Deferred software license updates and product support revenues and deferred hardware support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred cloud software as a service (SaaS), platform as a service (PaaS) and infrastructure as a service (IaaS) revenues generally resulted from customer payments made in advance for our cloud-based offerings that are recognized over the corresponding contractual term. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses revenues typically resulted from undelivered products or specified enhancements, customer specific acceptance provisions, customer payments made in advance for time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

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

Fair Value Hedges—Interest Rate Swap Agreements

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our $2.0 billion of 2.25% senior notes due October 2019 (October 2019 Notes) and our $1.5 billion of 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the October 2019 Notes, July 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

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

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro-denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the three months ended August 31, 2016 or 2015. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

We do not use any cross-currency swap agreements for trading purposes.

Net Investment Hedge—Foreign Currency Borrowings

In July 2013, we designated our €750 million of 3.125% senior notes due July 2025 (July 2025 Notes) as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro-denominated July 2025 Notes due to

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

remeasurement of the effective portion is reported in accumulated other comprehensive loss in our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the three months ended August 31, 2016 or 2015.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements as included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 for additional information regarding these contracts). As of August 31, 2016 and May 31, 2016, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.1 billion and $2.7 billion, respectively and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $904 million and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of August 31, 2016 and May 31, 2016. Included in our non-operating income, net were $6 million and $97 million of net gains related to these forward contracts for the three months ended August 31, 2016 and 2015, respectively. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value
(in millions)	Balance Sheet Location	August 31, 2016	May 31, 2016
Interest rate swap agreements designated as fair value hedges	Other assets	$131	$122

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(215)	$(218)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(1,024)	$(991)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)		Location and Amount of Gain Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended August 31,			Three Months Ended August 31,
(in millions)	2016	2015		2016	2015
Cross-currency swap agreements designated as cash flow hedges	$3	$22	Non-operating income, net	$1	$51

Foreign currency borrowings designated as net investment hedge	$(1)	$(31)	Not applicable	$—	$—

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

	Location and Amount of Gain Recognized in Income on Derivative			Location and Amount of Loss on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended August 31,			Three Months Ended August 31,
(in millions)		2016	2015		2016	2015
Interest rate swap agreements designated as fair value hedges	Interest expense	$9	$1	Interest expense	$(9)	$(1)

10.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2016, approximately $6.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 49.3 million shares for $2.0 billion during the three months ended August 31, 2016 (including 2.2 million shares for $91 million that were repurchased but not settled) and 75.7 million shares for $3.0 billion during the three months ended August 31, 2015 under the stock repurchase program.

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

Dividends on Common Stock

During the first quarter of fiscal 2017, our Board of Directors declared cash dividends of $0.15 per share of our outstanding common stock, which we paid during the same period.

In September 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock. The dividend is payable on October 26, 2016 to stockholders of record as of the close of business on October 12, 2016. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first quarter of fiscal 2017, we issued 33 million restricted stock-based awards (consisting of 31 million service-based restricted stock units (RSUs) and 2 million performance-based restricted stock units (PSUs)) and 19 million stock options. Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions, with the PSUs also having performance-based vesting restrictions, that are of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016. Approximately 7 million of the 19 million stock options granted during the first quarter of fiscal 2017 were to our Chief Executive Officers and Chief Technology Officer and had contractual lives of five years versus the ten year contractual lives for the other stock options granted. Our fiscal 2017 stock-based award issuances were partially offset by forfeitures and cancellations of 3 million shares during the first quarter of fiscal 2017.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2016	2015
Sales and marketing	$63	$51
Cloud software as a service and platform as a service	5	4
Cloud infrastructure as a service	1	1
Software license updates and product support	6	6
Hardware products	2	2
Hardware support	1	1
Services	8	8
Research and development	195	148
General and administrative	38	29
Acquisition related and other	—	3

Total stock-based compensation	$319	$253

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. In addition, beginning in fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to tax effects of stock-based compensation. Our effective tax rate was 22.8% and 24.4% for the three months ended August 31, 2016 and 2015, respectively.

Our net deferred tax assets were $982 million and $1.1 billion as of August 31, 2016 and May 31, 2016, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2015. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2004, and we are no longer subject to audit for those periods.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We have reviewed this case and its impact on Oracle and concluded that no adjustment to the consolidated financial statements is appropriate at this time. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, India, Brazil, and Korea, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

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

Our cloud software and on-premise software line of business markets, sells and delivers a broad spectrum of application and platform technologies through our SaaS and PaaS offerings, which are certain of our applications and platforms software delivered via a cloud-based information technology (IT) environment that we host, manage and support, and through the licensing of our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others.

The cloud IaaS line of business includes Oracle Cloud IaaS offerings, which provide infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis; and Oracle Managed Cloud Services, which are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

The hardware products line of business provides Oracle Engineered Systems, servers, storage, networking, industry-specific hardware, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments, including cloud computing environments.

Our hardware support line of business provides customers with software updates for the software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software, and can include product repairs, maintenance services and technical support services.

Our services business is comprised of the remainder of our operating segments and offers consulting, advanced customer support services and education services. Our consulting line of business primarily provides services to customers in business and IT strategy alignment, enterprise architecture planning and design, initial product implementation and integration and ongoing product enhancements and upgrades. Advanced customer support services provides on-premise and remote support services to our customers to enable increased performance and higher availability of their Oracle products and services and also include certain other services. Education services provide training to customers, partners and employees as a part of our mission of accelerating the adoption and use of our cloud, on-premise software and hardware offerings.

We do not track our assets by operating segments. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses and for the operating segments of our cloud and on-premise software and hardware businesses:

	Three Months Ended August 31,
(in millions)	2016	2015
Cloud software and on-premise software:
Revenues(1)	$1,845	$1,603
Cloud software as a service and platform as a service expenses	308	268
Sales and distribution expenses	1,580	1,395

Margin(2)	$(43)	$(60)
Cloud infrastructure as a service:
Revenues	$171	$160
Cloud infrastructure as a service expenses	93	85
Sales and distribution expenses	16	22

Margin(2)	$62	$53
Software license updates and product support:
Revenues(1)	$4,793	$4,697
Software license updates and product support expenses	257	271

Margin(2)	$4,536	$4,426
Total cloud and on-premise software business:
Revenues(1)	$6,809	$6,460
Expenses	2,254	2,041

Margin(2)	$4,555	$4,419
Hardware products:
Revenues	$462	$570
Hardware products expenses	240	301
Sales and distribution expenses	203	204

Margin(2)	$19	$65
Hardware support:
Revenues(1)	$534	$559
Hardware support expenses	141	172

Margin(2)	$393	$387
Total hardware business:
Revenues(1)	$996	$1,129
Expenses	584	677

Margin(2)	$412	$452
Total services business:
Revenues	$808	$862
Services expenses	665	678

Margin(2)	$143	$184
Totals:
Revenues(1)	$8,613	$8,451
Expenses	3,503	3,396

Margin(2)	$5,110	$5,055

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

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

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, corporate, general and administrative and IT expenses. Additionally, the margins reported do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income, net.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2016	2015
Total revenues for operating segments	$8,613	$8,451
Cloud software as a service and platform as a service revenues(1)	(17)	(1)
Software license updates and product support revenues(1)	(1)	(1)
Hardware support revenues(1)	—	(1)

Total revenues	$8,595	$8,448

Total margin for operating segments	$5,110	$5,055
Cloud software as a service and platform as a service revenues(1)	(17)	(1)
Software license updates and product support revenues(1)	(1)	(1)
Hardware support revenues(1)	—	(1)
Product development	(1,276)	(1,188)
Corporate, general and administrative and information technology expenses	(432)	(394)
Amortization of intangible assets	(311)	(452)
Acquisition related and other	(14)	(31)
Restructuring	(99)	(83)
Stock-based compensation	(319)	(250)
Interest expense	(416)	(374)
Non-operating income, net	148	30

Income before provision for income taxes	$2,373	$2,310

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

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

	Three Months Ended August 31,
(in millions, except per share data)	2016	2015
Net income	$1,832	$1,747
Weighted average common shares outstanding	4,119	4,317
Dilutive effect of employee stock plans	102	95

Dilutive weighted average common shares outstanding	4,221	4,412

Basic earnings per share	$0.44	$0.40
Diluted earnings per share	$0.43	$0.40
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	72	57

(1)	These weighted shares relate to anti-dilutive restricted stock-based awards and stock options as calculated using the treasury stock method and could be dilutive in the future.

14.	LEGAL PROCEEDINGS

Hewlett-Packard Company Litigation

On June 15, 2011, Hewlett-Packard Company, now Hewlett Packard Enterprise Company (HP), filed a complaint in the California Superior Court, County of Santa Clara against Oracle Corporation alleging numerous causes of action including breach of contract, breach of the covenant of good faith and fair dealing, defamation, intentional interference with prospective economic advantage, and violation of the California Unfair Business Practices Act. The complaint alleged that when Oracle announced on March 22 and 23, 2011 that it would no longer develop future versions of its software to run on HP’s Itanium-based servers, it breached a settlement agreement signed on September 20, 2010 between HP and Mark Hurd (the Hurd Settlement Agreement), who is our Chief Executive Officer and was both HP’s former chief executive officer and chairman of HP’s board of directors. HP sought a judicial declaration of the parties’ rights and obligations under the Hurd Settlement Agreement and other equitable and monetary relief.

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers (the Phase One Ruling). A jury trial began on May 23, 2016. On June 30, 2016, the jury returned a verdict in favor of HP on its claims for breach of contract and breach of the implied covenant of good faith and fair dealing and against Oracle on its claim for violation of the Lanham Act (the Phase Two Jury Verdict). The jury awarded HP

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED STATEMENTS—(Continued)

August 31, 2016

(Unaudited)

damages in the amount of $3.0 billion, and HP is entitled to post-judgment interest on this award. On August 30, 2016, the court denied HP’s motion for pre-judgment interest. Final judgment has not yet been entered pending resolution of several non-jury issues and post-trial motions.

Upon final notice of entry of judgment, Oracle plans to appeal the trial court’s Phase One Ruling and Phase Two Jury Verdict. No amounts have been paid or recorded to our results of operations either prior to or subsequent to the Phase One Ruling or Phase Two Jury Verdict. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Among the arguments we expect to make on appeal are the following: the trial court misapplied fundamental principles of contract law and misinterpreted the Hurd Settlement Agreement, including by disregarding the context of the Hurd Settlement Agreement and the evidence of the parties’ mutual intentions; that HP’s breach of contract claim should fail as a matter of law because HP does not claim and did not prove that Oracle failed to deliver any software under the trial court’s interpretation of the contract; that awarding HP both damages for breach of the Hurd Settlement Agreement and specific performance of that agreement constitutes an improper double recovery; that HP’s promissory estoppel claim is defective for several reasons, including that HP never claimed or proved that Oracle failed to deliver any software encompassed by the alleged promise; and that the damages award is excessive, unsupported by the evidence, and contrary to law. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact to our future cash flows and results of operations.

State of Oregon Litigation

On August 22, 2014, the Attorney General for the State of Oregon filed suit against Oracle and a number of individuals. Other lawsuits between the parties followed which have been disclosed in certain of Oracle’s previous filings with the SEC, including Oracle’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016. The individuals were all voluntarily dismissed with prejudice on September 12, 2016. On September 15, 2016, the State of Oregon, Oracle and Mythics, Inc. executed a comprehensive settlement resolving all outstanding litigation in these lawsuits. The settlement was immaterial to Oracle’s consolidated financial statements.

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

A selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. On July 28,

2016, we entered into an Agreement and Plan of Merger (Merger Agreement) to acquire NetSuite Inc. (NetSuite), a provider of cloud-based enterprise resource planning (ERP) software and related applications and a related party to Oracle for approximately $9.3 billion. The transaction is subject to the consummation of a tender offer, the receipt of certain regulatory approvals and other customary closing conditions. It is expected to close during calendar year 2016. Note 2 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our proposed acquisition of NetSuite. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses that deliver our application, platform and infrastructure technologies: cloud and on-premise software, hardware and services. These businesses can be further divided into certain operating segments (Note 12 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our operating segments). Each of our businesses and operating segments has unique characteristics and faces different opportunities and challenges. An overview of our three businesses and related operating segments follows.

Cloud and On-Premise Software Business

Our cloud and on-premise software business, which represented 79% of our total revenues on a trailing 4-quarter basis, is comprised of three operating segments: (1) cloud software and on-premise software, (2) cloud IaaS and (3) software license updates and product support. On a constant currency basis, we expect that our cloud and on-premise software business’ total revenues generally will continue to increase due to continued demand for our software products, expected growth in our cloud and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, and contributions from our acquisitions, which should allow us to grow and continue to make investments in research and development.

Cloud Software and On-Premise Software:    Our cloud software and on-premise software line of business markets, sells and delivers a broad spectrum of application and platform technologies through our SaaS and PaaS offerings, which are certain of our software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support. Our cloud software and on-premise software line of business also licenses our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, for on-premise IT environments.

We believe that the comprehensiveness and breadth of our SaaS, PaaS and on-premise software offerings provides greater benefit to our customers and differentiates us from many of our competitors that offer more limited or specialized software offerings. Our SaaS and PaaS offerings are designed to be interoperable with one another, thereby limiting the integration and tuning of multiple cloud applications from multiple vendors. Our SaaS and PaaS offerings are designed to deliver secure data isolation and flexible upgrades, self-service access controls for users, a Service-Oriented Architecture (SOA) for integration with on-premise systems, and a high performance, high availability infrastructure based on our infrastructure technologies including our Oracle Engineered Systems. Our on-premise software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third-party UNIX products, among others. Our commitment to industry standards results in software offerings that work in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. We focus the engineering of our products and services to best connect cloud and on-premise deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness. All of these approaches are designed to support customer choice and reduce customer risk. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our cloud software and on-premise software offerings to these customers with a sales force positioned to offer the combinations that best fit customer needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

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

Cloud Infrastructure as a Service:    Our cloud IaaS segment, which represented 2% of our total revenues on a trailing 4-quarter basis, provides Oracle Cloud IaaS offerings, which are infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis. Our cloud IaaS segment also offers Oracle Managed Cloud Services, which are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. We believe that our IaaS segment represents a new opportunity for us to layer products on top of our SaaS and PaaS offerings.

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

Software license updates and product support revenues, which represented 51% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 92% and accounted for 86% of our total margins over the same period. Our software license updates and product support margins have been affected by fair value adjustments relating to software support obligations assumed in business combinations and by the amortization of intangible assets, both of which are discussed further below under “Supplemental Disclosure Related to Certain Charges.” Over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

Hardware Business

Our hardware business is comprised of two operating segments: (1) hardware products and (2) hardware support. Our hardware business represented 12% of our total revenues on a trailing 4-quarter basis. We expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and on-premise software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services.

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

We offer a wide range of server products using our SPARC microprocessor. Our SPARC servers run the Oracle Solaris operating system and are designed to be differentiated by their reliability, security and scalability. Our mid-size and large servers are designed to offer better performance and lower total cost of ownership than competitive UNIX systems for business critical applications, for customers having more computationally intensive needs, and as platforms for building cloud computing IT environments. Our SPARC servers are also a core component of the Oracle SuperCluster, one of our Oracle Engineered Systems.

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

Services Business

Our services business, which represented 9% of our total revenues on a trailing 4-quarter basis, is comprised of the remainder of our operating segments. Our services business has lower margins than our cloud and on-premise software and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending, our strategic emphasis on growing our cloud revenues and the growth in our software and hardware offerings. Our services business’ offerings include:

•

consulting services that are designed to help our customers and global system integrator partners more successfully architect and deploy our offerings, including IT strategy alignment, enterprise architecture planning and design, initial cloud and software implementation and integration, and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

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

On July 28, 2016, we entered into a Merger Agreement to acquire NetSuite, a provider of cloud-based ERP software and related applications and a related party to Oracle for approximately $9.3 billion. The transaction is subject to the consummation of a tender offer, the receipt of certain regulatory approvals and other customary closing conditions. It is expected to close during calendar year 2016. Note 2 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our proposed acquisition of NetSuite.

We believe that our acquisition program strengthens our competitive position, enhances the products and services that we can offer to customers, expands our customer base, provides greater scale to accelerate innovation, grows our revenues and earnings and increases stockholder value. We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our pending and recent acquisitions.

We believe that we can fund our pending and future acquisitions, including our proposed acquisition of NetSuite, with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

During the first quarter of fiscal 2017, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, we may qualitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses, in particular, our cloud software and on-premise software segment, are generally affected by seasonal factors in a similar manner as our revenues as certain expenses within our cost structure are relatively fixed in the short term.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our segments’ revenues and expenses. As a result, each segment’s revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2016, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2016 and 2015, our financial statements would reflect reported revenues of $1.11 million in the first quarter of fiscal 2017 (using 1.11 as the month-end average exchange rate for the period) and $1.12 million in the first quarter of fiscal 2016 (using 1.12 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first quarter of fiscal 2017 and 2016 using the May 31, 2016 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Total Revenues by Geography:
Americas	$4,817	2%	3%	$4,716
EMEA(1)	2,413	-2%	3%	2,456
Asia Pacific(2)	1,365	7%	3%	1,276

Total revenues	8,595	2%	3%	8,448
Total Operating Expenses	5,954	3%	4%	5,794

Total Operating Margin	$2,641	-1%	0%	$2,654

Total Operating Margin %	31%			31%
% Revenues by Geography:
Americas	56%			56%
EMEA	28%			29%
Asia Pacific	16%			15%
Total Revenues by Business:
Cloud and on-premise software	$6,791	5%	6%	$6,458
Hardware	996	-12%	-11%	1,128
Services	808	-6%	-5%	862

Total revenues	$8,595	2%	3%	$8,448

% Revenues by Business:
Cloud and on-premise software	79%			77%
Hardware	12%			13%
Services	9%			10%

(1)	Comprised of Europe, the Middle East and Africa
(2)	The Asia Pacific region includes Japan

Excluding the effects of unfavorable currency rate variations, our total revenues increased in the first quarter of fiscal 2017 due to constant currency growth in our cloud and on-premise software revenues, which was attributable to growth in our SaaS, PaaS and IaaS revenues, growth in our software license updates and product support revenues, and revenue contributions from our recent acquisitions and was partially offset by decreases in our new software licenses revenues. The increase in our cloud and on-premise business’ software revenues were partially offset by decreases in our hardware and services business revenues. Excluding the effects of currency rate fluctuations, the Americas region contributed 54%, the EMEA region contributed 31% and the Asia Pacific region contributed 15% to the growth in our total revenues during the first quarter of fiscal 2017.

Excluding the effects of favorable currency rate variations, our total operating expenses increased during the first quarter of fiscal 2017 primarily due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, increased cloud SaaS, PaaS and IaaS expenses resulting from increased headcount and infrastructure expenses to support the increase in our cloud SaaS, PaaS and IaaS revenues, and higher general and administrative expenses due primarily to higher third-party legal fees. These expense increases were partially offset by certain expense decreases during the first quarter of fiscal 2017, including lower hardware products expenses due to lower hardware products revenues and lower expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, our total operating margin was flat during the first quarter of fiscal 2017 and our total operating margin as a percentage of revenues decreased slightly as our total expenses increased at a higher rate than our total revenues.

Supplemental Disclosure Related to Certain Charges

To supplement our consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Impact of Acquisitions” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items:

	Three Months Ended August 31,
(in millions)	2016	2015
Cloud software as a service and platform as a service deferred revenues(1)	$17	$1
Software license updates and product support deferred revenues(1)	1	1
Hardware support deferred revenues(1)	—	1
Amortization of intangible assets(2)	311	452
Acquisition related and other(3)(5)	14	31
Restructuring(4)	99	83
Stock-based compensation(5)	319	250
Income tax effects(6)	(258)	(219)

	$503	$600

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

(2)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2017	$806
Fiscal 2018	945
Fiscal 2019	836
Fiscal 2020	688
Fiscal 2021	543
Fiscal 2022	442
Thereafter	831

Total intangible assets, net	$5,091

(3)

Acquisition related and other expenses primarily consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(4)

Restructuring expenses during the first quarter of fiscal 2017 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Restructuring expenses during the first quarter of fiscal 2016 primarily related to costs incurred pursuant to our 2015 Oracle Restructuring Plan (2015 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

(5)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2016	2015
Sales and marketing	$63	$51
Cloud software as a service and platform as a service	5	4
Cloud infrastructure as a service	1	1
Software license updates and product support	6	6
Hardware products	2	2
Hardware support	1	1
Services	8	8
Research and development	195	148
General and administrative	38	29

Subtotal	319	250
Acquisition related and other	—	3

Total stock-based compensation	$319	$253

Stock-based compensation included in acquisition related and other expenses resulted from unvested restricted stock-based awards and stock options assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those restricted stock-based awards and stock options.

(6)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the first quarter of fiscal 2017 and 2016 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 25.5% and 25.0%, respectively, instead of 22.8% and 24.4%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets and, in the first quarter of fiscal 2017, the net tax effects of stock-based compensation.

Cloud and On-Premise Software Business

Our cloud and on-premise software business consists of our cloud software and on-premise software segment, our cloud IaaS segment and our software license updates and product support segment.

Cloud Software and On-Premise Software:    Our cloud software and on-premise software segment engages in the sale, marketing and delivery of our cloud software offerings, including our cloud SaaS and PaaS offerings, and the licensing of our software for on-premise IT environments. Our cloud SaaS and PaaS offerings grant customers access to a broad range of our application and platform software technologies on a subscription basis in a secure, standards-based, cloud computing environment that generally includes access, hosting, infrastructure management, the use of software updates, and support. New software licenses revenues represent fees earned from granting customers licenses to use our database and middleware and our application software products within on-premise IT environments. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our products through indirect channels. Costs associated with our cloud software and on-premise software segment are included in sales and marketing expenses, cloud SaaS and PaaS expenses and amortization of intangible assets. These costs are largely personnel related and include commissions earned by our sales force for the sale of our software offerings, marketing program costs, the cost of providing our cloud SaaS and PaaS offerings and the amortization of intangible assets including developed technology, customer contracts and customer relationship intangibles.

	Three Months Ended August 31,
	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant
Cloud Software and On-Premise Software Revenues:
Americas	$1,048	14%	15%	$915
EMEA	459	15%	20%	401
Asia Pacific	321	12%	7%	286

Total revenues	1,828	14%	15%	1,602
Expenses:
Cloud software as a service and platform as a service(1)	314	15%	17%	272
Sales and marketing(1)	1,630	13%	14%	1,444
Stock-based compensation	63	22%	22%	52
Amortization of intangible assets(2)	203	-8%	-8%	222

Total expenses	2,210	11%	12%	1,990

Total Margin	$(382)	-1%	2%	$(388)

Total Margin %	-21%			-24%
% Revenues by Geography:
Americas	57%			57%
EMEA	25%			25%
Asia Pacific	18%			18%
Revenues by Software Offerings:
Cloud software as a service and platform as a service	$798	77%	79%	$451
New software licenses	1,030	-11%	-10%	1,151

Total cloud software and on-premise software revenues	$1,828	14%	15%	$1,602

% Revenues by Software Offerings:
Cloud software as a service and platform as a service	44%			28%
New software licenses	56%			72%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, total revenues from our cloud software and on-premise software segment increased in the first quarter of fiscal 2017 due to growth in our cloud SaaS and PaaS revenues and revenue contributions from our recent acquisitions, and were partially offset by decreases in our new software licenses revenues. The increases in our cloud SaaS and PaaS revenues and decreases in our new software licenses revenues during the first quarter of fiscal 2017 were primarily due to the strategic emphasis placed on selling, marketing and growing our cloud software offerings and we expect these revenue trends will continue. Excluding the effects of currency rate fluctuations, the Americas region contributed 58%, the EMEA region contributed 33% and the Asia Pacific region contributed 9% to the growth in our total revenues during the first quarter of fiscal 2017.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 1% in the first quarter of fiscal 2017 and represented 22% of our new software licenses revenues in the first quarter of fiscal 2017 in comparison to 20% in the first quarter of fiscal 2016.

In constant currency, total cloud software and on-premise software expenses increased in the first quarter of fiscal 2017 due to higher employee related expenses from increased headcount and higher cloud SaaS and PaaS expenses incurred to support the related revenues increases. The total expense increases for this segment were partially offset by a reduction in certain expenses during the first quarter of fiscal 2017, including certain of our intangible assets that became fully amortized.

Excluding the effects of unfavorable currency rate fluctuations, our cloud software and on-premise software segment’s total margin and total margin as a percentage of revenues increased in the first quarter of fiscal 2017 as our total revenues grew at a faster rate than our total expenses for this segment.

Cloud Infrastructure as a Service:    Our cloud IaaS segment includes Oracle Cloud IaaS and Oracle Managed Cloud Services offerings. Oracle Cloud IaaS provides infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis. Oracle Managed Cloud Services are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Our cloud IaaS segment’s expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. Operating expenses associated with our IaaS offerings also include sales and marketing expenses, which are largely personnel related, and amortization of intangible assets. For all periods presented, our cloud IaaS segment’s revenues and expenses were substantially attributable to our Oracle Managed Cloud Services offerings.

	Three Months Ended August 31,
	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant
Cloud Infrastructure as a Service Revenues:
Americas	$127	9%	10%	$115
EMEA	32	-7%	4%	35
Asia Pacific	12	31%	26%	10

Total revenues	171	7%	10%	160
Expenses:
Cloud infrastructure as a service(1)	95	9%	10%	88
Sales and marketing(1)	17	-23%	-20%	22
Stock-based compensation	1	38%	38%	1
Amortization of intangible assets(2)	1	0%	0%	1

Total expenses	114	3%	4%	112

Total Margin	$57	17%	24%	$48

Total Margin %	33%			30%
% Revenues by Geography:
Americas	74%			72%
EMEA	19%			22%
Asia Pacific	7%			6%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations of 3 percentage points, our total cloud IaaS segment revenues increased in the first quarter of fiscal 2017 due primarily to growth in our Oracle Cloud IaaS offerings. Excluding the effects of currency rate fluctuations, the Americas region contributed 76%, the EMEA region contributed 8% and the Asia Pacific region contributed 16% to the increase in our total cloud IaaS segment revenues during the first quarter of fiscal 2017.

On a constant currency basis, our cloud IaaS segment’s total expenses increased during the first quarter of fiscal 2017 due to higher technology infrastructure expenses to support the increase in cloud IaaS revenues.

Excluding the effects of unfavorable currency rate fluctuations, total margin and total margin as a percentage of total revenues increased during the first quarter of fiscal 2017 as total revenues increased at a faster rate than our total expenses for this segment.

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

	Three Months Ended August 31,
	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$2,702	2%	2%	$2,653
EMEA	1,412	-2%	3%	1,438
Asia Pacific	678	12%	8%	605

Total revenues	4,792	2%	3%	4,696
Expenses:
Software license updates and product support(1)	269	-6%	-4%	285
Stock-based compensation	6	7%	7%	6
Amortization of intangible assets(2)	48	-66%	-66%	143

Total expenses	323	-26%	-25%	434

Total Margin	$4,469	5%	6%	$4,262

Total Margin %	93%			91%
% Revenues by Geography:
Americas	56%			56%
EMEA	30%			31%
Asia Pacific	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, software license updates and product support revenues increased in the first quarter of fiscal 2017 as a result of substantially all customers electing to purchase software support contracts in conjunction with their new software licenses purchased during the trailing 4-quarter period, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effects of currency rate fluctuations, the Americas region contributed 42%, the EMEA region contributed 27%, and the Asia Pacific region contributed 31% to the increase in software license updates and product support revenues during the first quarter of fiscal 2017.

In constant currency, total software license updates and product support expenses decreased during the first quarter of fiscal 2017 due primarily to lower employee related expenses resulting from lower headcount and a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and margin as a percentage of revenues increased during the first quarter of fiscal 2017 due to the growth in total revenues and the decrease in total expenses for this segment.

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

	Three Months Ended August 31,
	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant
Hardware Products Revenues:
Americas	$241	-19%	-19%	$299
EMEA	123	-22%	-19%	158
Asia Pacific	98	-13%	-15%	113

Total revenues	462	-19%	-18%	570
Expenses:
Hardware products(1)	240	-20%	-20%	301
Sales and marketing(1)	209	-2%	0%	214
Stock-based compensation	7	48%	48%	5
Amortization of intangible assets(2)	32	-33%	-33%	47

Total expenses	488	-14%	-13%	567

Total Margin	$ (26)	-1,416%	-934%	$3

Total Margin %	-6%			0%
% Revenues by Geography:
Americas	52%			52%
EMEA	27%			28%
Asia Pacific	21%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, total hardware products revenues decreased in the first quarter of fiscal 2017 due to reductions in sales volumes of certain of our product lines, including lower margin products, partially offset by growth in certain of our Oracle Engineered Systems. On a constant currency basis, hardware products revenues declined across all regions during the first quarter of fiscal 2017.

Excluding the effects of favorable currency rate fluctuations, total hardware products expenses decreased in the first quarter of fiscal 2017 due primarily to lower hardware products costs associated with lower hardware products revenues, and due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and total margin as a percentage of revenues decreased in the first quarter of fiscal 2017 for this operating segment due to the decrease in our total revenues.

Hardware Support:    Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software, and can include product repairs, maintenance services and technical support services. Expenses associated with our hardware support operating segment include the cost of materials used to repair customer products, the cost of providing support services, largely personnel related expenses, and the amortization of our intangible assets primarily associated with hardware support contracts and customer relationships obtained from our acquisitions.

	Three Months Ended August 31,
	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant
Hardware Support Revenues:
Americas	$286	-2%	-1%	$291
EMEA	151	-12%	-7%	172
Asia Pacific	97	1%	-2%	95

Total revenues	534	-4%	-3%	558
Expenses:
Hardware support(1)	148	-17%	-16%	179
Stock-based compensation	1	-30%	-30%	1
Amortization of intangible assets(2)	26	-28%	-28%	37

Total expenses	175	-19%	-18%	217

Total Margin	$359	5%	7%	$341

Total Margin %	67%			61%
% Revenues by Geography:
Americas	54%			52%
EMEA	28%			31%
Asia Pacific	18%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, hardware support revenues decreased in the first quarter of fiscal 2017 due to reductions in sales volumes of certain of our hardware product lines for which we offer hardware support. On a constant currency basis, hardware support revenues declined across all regions during the first quarter of fiscal 2017.

Excluding the effects of favorable currency rate fluctuations, total hardware support expenses decreased in the first quarter of fiscal 2017 primarily due to lower employee related expenses resulting from lower headcount, reduced service delivery costs, and a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in the first quarter of fiscal 2017 due to the total expense reductions for this segment.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Services Revenues:
Americas	$413	-7%	-6%	$443
EMEA	236	-7%	-1%	252
Asia Pacific	159	-5%	-8%	167

Total revenues	808	-6%	-5%	862
Expenses:
Services(1)	687	-2%	0%	703
Stock-based compensation	8	1%	1%	8
Amortization of intangible assets(2)	1	-65%	-65%	2

Total expenses	696	-2%	-1%	713

Total Margin	$112	-25%	-25%	$149

Total Margin %	14%			17%
% Revenues by Geography:
Americas	51%			52%
EMEA	29%			29%
Asia Pacific	20%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, our total services revenues declined due to decreases in our consulting and education revenues, partially offset by increases in our advanced customer support revenues. On a constant currency basis, services revenues declined across all regions during the first quarter of fiscal 2017.

In constant currency, total expenses declined slightly during the first quarter of fiscal 2017 as lower employee and external contractor expenses were partially offset by an increase in expenses related to a $30 million charge that is not expected to recur.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the first quarter of fiscal 2017 due to the decrease in total revenues and due to the aforementioned increase in expenses attributable to a non-recurring charge.

As of our most recent annual goodwill impairment review date of March 1, 2016, our consulting reporting unit’s fair value was 11% in excess of its carrying value. As of March 1, 2016, we estimated that should our consulting reporting unit’s projected margins and related cash flows unfavorably deviate from our projections by 20% or more each year, our consulting reporting unit likely could incur a goodwill impairment loss. We continue to monitor the performance of and projections for all of our reporting units. We did not record any goodwill impairment losses during the first quarters of fiscal 2017 or 2016.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Research and development(1)	$1,325	7%	8%	$1,242
Stock-based compensation	195	32%	32%	148

Total expenses	$1,520	9%	11%	$1,390

% of Total Revenues	17%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2017 primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions, and higher stock-based compensation.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
General and administrative(1)	$277	22%	25%	$228
Stock-based compensation	38	29%	29%	29

Total expenses	$315	22%	25%	$257

% of Total Revenues	4%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses in the first quarter of fiscal 2017 increased due primarily to higher professional services expenses, primarily legal related expenses, and higher stock-based compensation.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Developed technology	$136	-13%	-13%	$157
Software support agreements and related relationships	32	-69%	-69%	103
SaaS, PaaS and IaaS agreements and related relationships	63	19%	19%	53
Customer relationships and contract backlog	27	-58%	-58%	65
Hardware support agreements and related relationships	26	-28%	-28%	36
Trademarks and other	27	-29%	-29%	38

Total amortization of intangible assets	$311	-31%	-31%	$452

Amortization of intangible assets decreased during the first quarter of fiscal 2017 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs for transitional and certain other employees, stock-based compensation expenses, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested restricted stock-based awards and stock options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those restricted stock-based awards and stock options.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Transitional and other employee related costs	$8	-67%	-66%	$24
Stock-based compensation	—	-100%	-100%	3
Professional fees and other, net	5	12%	14%	4
Business combination adjustments, net	1	477%	479%	—

Total acquisition related and other expenses	$14	-55%	-54%	$31

On a constant currency basis, the decrease in acquisition related and other expenses during the first quarter of fiscal 2017 was primarily due to higher expenses incurred during the corresponding prior year period that were attributable to a higher number of transitional employees associated with our acquisition of MICROS.

Restructuring Expenses:    Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Restructuring expenses	$99	19%	23%	$83

Restructuring expenses in the first quarter of fiscal 2017 primarily related to our 2017 Restructuring Plan, net of adjustments to our prior years’ plans. Restructuring expenses in the first quarter of fiscal 2016 primarily related to our 2015 Restructuring Plan. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $502 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2017 Restructuring Plan were approximately $390 million as of August 31, 2016 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2018. Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Interest expense	$416	11%	11%	$374

Interest expense increased in the first quarter of fiscal 2017 primarily due to higher average borrowings resulting from our issuance of $14.0 billion of senior notes in July 2016. This increase in interest expense during the first quarter of fiscal 2017 was partially offset by reductions in interest expense resulting from the maturity and repayment of $2.0 billion of senior notes in January 2016. See Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2017 borrowings.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Interest income	$177	51%	53%	$117
Foreign currency losses, net	(13)	-51%	-60%	(25)
Noncontrolling interests in income	(35)	16%	16%	(30)
Other income (loss), net	19	159%	159%	(32)

Total non-operating income, net	$148	403%	467%	$30

On a constant currency basis, our non-operating income, net for the first quarter of fiscal 2017 increased primarily due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances and higher interest rates. In addition, we incurred certain other income, net during the first quarter of fiscal 2017 in comparison to certain other losses, net during the first quarter of fiscal 2016 including gains and losses related to the market value movements of our deferred compensation investments that we hold and classify as trading.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. In addition, beginning in fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to tax effects of stock-based compensation. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, among others.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2016	Actual	Constant	2015
Provision for income taxes	$541	-4%	-3%	$563

Effective tax rate	22.8%			24.4%

Provision for income taxes in the first quarter of fiscal 2017 decreased, relative to the provision for income taxes during the first quarter of fiscal 2016, due in substantial part to the excess tax benefits recognized on stock-based compensation expense, partially offset by unfavorable changes in the jurisdictional mix of our earnings during the first quarter of fiscal 2017.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2016	Change	May 31, 2016
Working capital	$59,309	26%	$47,105
Cash, cash equivalents and marketable securities	$68,396	22%	$56,125

Working capital:    The increase in working capital as of August 31, 2016 in comparison to May 31, 2016 was primarily due to our issuance of $14.0 billion of long-term senior notes in July 2016, the favorable impacts to our net current assets resulting from our net income during the first quarter of fiscal 2017 and cash proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for acquisitions, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2016 in comparison to May 31, 2016 was primarily due to cash inflows generated by our operations during the first quarter of fiscal 2017, $10.2 billion of cash inflows, net of repayments, from fiscal 2017 debt issuances, and cash inflows from stock option exercises. These cash inflows were partially offset by cash outflows for repurchases of our common stock, cash paid for acquisitions, payment of cash dividends to our stockholders and cash used for capital expenditures. Cash, cash equivalents and marketable securities included $51.4 billion held by our foreign subsidiaries as of August 31, 2016, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar weakened against certain major international currencies during the first quarter of fiscal 2017, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of August 31, 2016 relative to what we would have reported using constant currency rates from our May 31, 2016 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 36 days at August 31, 2016 compared with 46 days at May 31, 2016. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first quarter of fiscal 2017 and seasonality resulting in a large volume of software license, hardware products and software support balances outstanding as of May 31, 2016.

	Three Months Ended August 31,
(Dollars in millions)	2016	Change	2015
Net cash provided by operating activities	$5,875	0%	$5,881
Net cash used for investing activities	$(5,203)	-30%	$(7,471)
Net cash provided by (used for) financing activities	$7,712	334%	$(3,295)

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new software licenses, cloud SaaS and PaaS offerings, hardware products, hardware support arrangements and services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes and leased facilities.

Net cash provided by operating activities during the first quarter of fiscal 2017 was flat relative to the first quarter of fiscal 2016.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first quarter of fiscal 2017 relative to the first quarter of fiscal 2016 primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities), partially offset by an increase in cash used for acquisitions.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities in the first quarter of fiscal 2017 was $7.7 billion in comparison to net cash used for financing activities of $3.3 billion during the first quarter of fiscal 2016. The change in financing activities cash flows during the first quarter of fiscal 2017 in comparison to the corresponding prior year period was primarily related to net borrowing activities for which we received $10.2 billion of net cash proceeds during the first quarter of fiscal 2017 (no debt issuances and repayments were made during the first quarter of fiscal 2016).

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2016	Change	2015
Net cash provided by operating activities	$13,679	0%	$13,682
Capital expenditures	(1,042)	-36%	(1,636)

Free cash flow	$12,637	5%	$12,046

Net income	$8,986		$9,501

Free cash flow as percent of net income	141%		127%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $107 million and $131 million, respectively, or approximately 10% and 11%, respectively, of our new software licenses revenues in the first quarters of fiscal 2017 and 2016, and $23 million and $40 million, respectively, or approximately 5% and 7%, respectively, of our hardware products revenues in the first quarters of fiscal 2017 and 2016.

Recent Financing Activities:

Senior Notes: In July 2016, we issued $14.0 billion of senior notes comprised of the following:

•	$4.25 billion of 1.90% senior notes due September 2021;

•	$2.5 billion of 2.40% senior notes due September 2023;

•	$3.0 billion of 2.65% senior notes due July 2026;

•	$1.25 billion of 3.85% senior notes due July 2036; and

•	$3.0 billion of 4.00% senior notes due July 2046.

We issued the senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of indebtedness and future acquisitions. Additional details regarding the senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Revolving Credit Agreements: In May 2016, we borrowed $3.8 billion pursuant to three revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2016 Credit Agreements). In June 2016, we repaid the $3.8 billion and the 2016 Credit Agreements expired pursuant to their terms.

Contractual Obligations:    During the first quarter of fiscal 2017, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 other than our issuance of $14.0 billion of senior notes and our proposed acquisition of NetSuite. Additional details regarding our acquisition of NetSuite and issuance of $14.0 billion of senior notes are included in Notes 2 and 6, respectively, of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements. In addition, we believe that we could fund our pending and future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2013 has been a weighted-average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and stock options are exercised. Of the outstanding stock options at August 31, 2016, which generally have a ten-year exercise period, less than 1% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future, as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2016, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 11.0%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first quarter of fiscal 2017. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 for a more complete discussion of the market risks we encounter.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The material set forth in Note 11 (pertaining to information regarding contingencies related to our income taxes) and Note 14 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of August 31, 2016, approximately $6.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2016—June 30, 2016	17.4	$39.38	17.4	$8,153.9
July 1, 2016—July 31, 2016	15.0	$41.10	15.0	$7,538.7
August 1, 2016—August 31, 2016	16.9	$41.19	16.9	$6,841.7

Total	49.3	$40.53	49.3

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

2.01	Agreement and Plan of Merger, dated July 28, 2016, among NetSuite Inc., OC Acquisition LLC, Napa Acquisition Corporation and Oracle Corporation	8-K	001-35992	99.1	8/1/16	Oracle Corporation

4.1	Forms of 1.90% Notes due 2021, 2.40% Notes due 2023, 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

10.04‡*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as amended on June 30, 2016

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2016 and May 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three Months ended August 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended August 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended August 31, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 19, 2016	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 19, 2016	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer