Form 10-Q
period 2016-11-30
ORACLE CORP
filed 2016-12-19
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

The number of shares of registrant’s common stock outstanding as of December 12, 2016 was: 4,102,353,000.

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

•

our expectation that the total revenues of our cloud and on-premise software business on a constant currency basis generally will continue to increase due to demand for our on-premise software products and software license updates and product support offerings, expected growth from our cloud software as a service (SaaS), platform as a service (PaaS) and infrastructure as a service (IaaS) offerings, and contributions from acquisitions;

•

our belief that the introduction of additional Oracle Cloud IaaS offerings will complement our cloud SaaS and PaaS offerings and allow us to offer customers additional opportunities to access Oracle technologies through the Oracle Cloud;

•

our expectation that we will continue to place significant strategic emphasis on growing our SaaS, PaaS and IaaS offerings, which will affect the growth of our cloud SaaS, PaaS and IaaS revenues and our new software license revenues and the related expenses;

•	our intention that we will renew our cloud SaaS, PaaS and IaaS contracts when they are eligible for renewal;

•	our belief that software license updates and product support revenues and margins will grow;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and on-premise software business;

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

•

our expectation that to the extent customers renew support contracts or cloud SaaS, PaaS and IaaS contracts from companies that we have acquired, we will recognize revenues for the full contracts’ values over the respective renewal periods;

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2016 and May 31, 2016

(Unaudited)

(in millions, except per share data)	November 30, 2016	May 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,592	$20,152
Marketable securities	39,614	35,973
Trade receivables, net of allowances for doubtful accounts of $317 and $327 as of November 30, 2016 and May 31, 2016, respectively	3,690	5,385
Inventories	327	212
Prepaid expenses and other current assets	2,511	2,591

Total current assets	64,734	64,313

Non-current assets:
Property, plant and equipment, net	4,882	4,000
Intangible assets, net	7,968	4,943
Goodwill, net	42,083	34,590
Deferred tax assets	895	1,291
Other assets	3,038	3,043

Total non-current assets	58,866	47,867

Total assets	$123,600	$112,180

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$3,838	$3,750
Accounts payable	615	504
Accrued compensation and related benefits	1,486	1,966
Deferred revenues	7,411	7,655
Other current liabilities	2,997	3,333

Total current liabilities	16,347	17,208

Non-current liabilities:
Notes payable and other borrowings, non-current	50,489	40,105
Income taxes payable	5,099	4,908
Other non-current liabilities	2,820	2,169

Total non-current liabilities	58,408	47,182

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,103 shares and 4,131 shares as of November 30, 2016 and May 31, 2016, respectively	25,159	24,217
Retained earnings	24,375	23,888
Accumulated other comprehensive loss	(1,072)	(816)

Total Oracle Corporation stockholders’ equity	48,462	47,289
Noncontrolling interests	383	501

Total equity	48,845	47,790

Total liabilities and equity	$123,600	$112,180

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2016 and 2015

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenues:
Cloud software as a service and platform as a service	$878	$484	$1,675	$934
Cloud infrastructure as a service	175	165	346	325

Total cloud revenues	1,053	649	2,021	1,259

New software licenses	1,347	1,677	2,377	2,829
Software license updates and product support	4,777	4,683	9,570	9,379

Total on-premise software revenues	6,124	6,360	11,947	12,208

Total cloud and on-premise software revenues	7,177	7,009	13,968	13,467

Hardware products	497	573	959	1,142
Hardware support	517	550	1,051	1,108

Total hardware revenues	1,014	1,123	2,010	2,250
Total services revenues	844	861	1,652	1,724

Total revenues	9,035	8,993	17,630	17,441

Operating expenses:
Sales and marketing(1)	1,960	1,945	3,879	3,675
Cloud software as a service and platform as a service(1)	361	280	680	555
Cloud infrastructure as a service(1)	111	91	208	180
Software license updates and product support(1)	242	293	516	584
Hardware products(1)	242	325	484	628
Hardware support(1)	144	174	292	355
Services(1)	697	690	1,393	1,401
Research and development	1,510	1,444	3,030	2,834
General and administrative	303	285	618	542
Amortization of intangible assets	302	423	613	875
Acquisition related and other	40	(7)	54	25
Restructuring	86	95	185	178

Total operating expenses	5,998	6,038	11,952	11,832

Operating income	3,037	2,955	5,678	5,609
Interest expense	(451)	(371)	(867)	(745)
Non-operating income, net	99	84	247	114

Income before provision for income taxes	2,685	2,668	5,058	4,978
Provision for income taxes	653	471	1,194	1,033

Net income	$2,032	$2,197	$3,864	$3,945

Earnings per share:
Basic	$0.50	$0.52	$0.94	$0.92

Diluted	$0.48	$0.51	$0.92	$0.90

Weighted average common shares outstanding:
Basic	4,104	4,239	4,112	4,278

Diluted	4,195	4,316	4,208	4,364

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2016 and 2015

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015
Net income	$2,032	$2,197	$3,864	$3,945
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(204)	(132)	(71)	(133)
Net unrealized gains on defined benefit plans	2	7	7	20
Net unrealized (losses) gains on marketable securities	(356)	10	(213)	(116)
Net unrealized gains (losses) on cash flow hedges	19	15	21	(14)

Total other comprehensive loss, net	(539)	(100)	(256)	(243)

Comprehensive income	$1,493	$2,097	$3,608	$3,702

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2016 and 2015

(Unaudited)

	Six Months Ended November 30,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$3,864	$3,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	463	429
Amortization of intangible assets	613	875
Deferred income taxes	103	(83)
Stock-based compensation	646	507
Tax benefits on the vesting of restricted stock-based awards and exercise of stock options	249	147
Other, net	85	77
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,680	1,614
(Increase) decrease in inventories	(116)	61
Decrease in prepaid expenses and other assets	321	139
Decrease in accounts payable and other liabilities	(499)	(960)
Decrease in income taxes payable	(240)	(367)
(Decrease) increase in deferred revenues	(208)	13

Net cash provided by operating activities	6,961	6,397

Cash flows from investing activities:
Purchases of marketable securities and other investments	(10,090)	(17,638)
Proceeds from maturities and sales of marketable securities and other investments	6,080	15,088
Acquisitions, net of cash acquired	(9,854)	(147)
Capital expenditures	(1,056)	(641)

Net cash used for investing activities	(14,920)	(3,338)

Cash flows from financing activities:
Payments for repurchases of common stock	(2,569)	(6,258)
Proceeds from issuances of common stock	746	640
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(188)	(77)
Payments of dividends to stockholders	(1,232)	(1,286)
Proceeds from borrowings, net of issuance costs	13,932	—
Repayments of borrowings	(3,750)	—
Distributions to noncontrolling interests	(200)	(85)

Net cash provided by (used for) financing activities	6,739	(7,066)

Effect of exchange rate changes on cash and cash equivalents	(340)	(298)

Net decrease in cash and cash equivalents	(1,560)	(4,305)
Cash and cash equivalents at beginning of period	20,152	21,716

Cash and cash equivalents at end of period	$18,592	$17,411

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$84	$—
(Decrease) increase in unsettled repurchases of common stock	$(70)	$23
Decrease in unsettled investment purchases	$(130)	$(142)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

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

During the first half of fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our condensed consolidated statements of cash flows and we have applied this provision on a retrospective basis. For the six months ended November 30, 2015, net cash provided by operating activities increased by $40 million with a corresponding offset to net cash used for financing activities. Finally, ASU 2016-09 allows for the option to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period. We have elected to account for forfeitures as they occur and the net cumulative effect of this change was recognized as a $9 million increase to additional paid in capital, a $3 million increase to deferred tax assets and a $6 million reduction to retained earnings as of June 1, 2016.

In addition, in fiscal 2017, we also adopted ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control which did not result in a material impact to our reported financial position or results of operations and cash flows.

There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015
Transitional and other employee related costs	$8	$8	$16	$33
Stock-based compensation	11	—	11	3
Professional fees and other, net	22	4	27	9
Business combination adjustments, net	(1)	(19)	—	(20)

Total acquisition related and other expenses	$40	$(7)	$54	$25

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015
Interest income	$204	$123	$381	$240
Foreign currency losses, net	(69)	(28)	(82)	(53)
Noncontrolling interests in income	(41)	(29)	(76)	(59)
Other income (loss), net	5	18	24	(14)

Total non-operating income, net	$99	$84	$247	$114

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $121 million and $1.0 billion for the three and six months ended November 30, 2016, respectively, and $228 million and $1.2 billion for the three and six months ended November 30, 2015, respectively.

Recent Accounting Pronouncements

Income Taxes:    In October 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. ASU 2016-16 is effective for us in our first quarter of fiscal 2019 on a modified retrospective basis, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-16 on our consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

Statement of Cash Flows:    In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows.

Both ASU 2016-18 and ASU 2016-15 are effective for us in our first quarter of fiscal 2019 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of these standards on our consolidated financial statements.

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

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 is effective for us as of either our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

certain additional disclosures as defined per Topic 606. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the impact adoption of Topic 606 will have on our recognition of costs related to obtaining customer contracts.

2.	ACQUISITIONS

Acquisition of NetSuite Inc., a Related Party

On July 28, 2016, we entered into an Agreement and Plan of Merger (Merger Agreement) with NetSuite Inc. (NetSuite), a provider of cloud-based enterprise resource planning (ERP) software and related applications and, as described further below, a related party to Oracle.

Pursuant to the Merger Agreement, we commenced a tender offer on August 18, 2016 to purchase all of the issued and outstanding shares of NetSuite common stock (NetSuite Shares) at a purchase price of $109.00 per share, net to the seller in cash, without interest thereon, based upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 18, 2016, and in the related Letter of Transmittal. On November 7, 2016, pursuant to the terms of the tender offer and applicable Delaware law, we accepted and paid for the substantial majority of outstanding NetSuite Shares and effectuated the merger of NetSuite with and into a wholly-owned subsidiary of Oracle and NetSuite became an indirect, wholly-owned subsidiary of Oracle. Pursuant to the Merger Agreement, NetSuite Shares that remained outstanding and were not acquired by us were converted into, and cancelled in exchange for, the right to receive $109.00 per share in cash. The unvested equity awards to acquire NetSuite Shares that were outstanding immediately prior to the conclusion of the merger were converted into equity awards denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement. We acquired NetSuite to, among other things, expand our cloud software as a service offerings with a complementary set of cloud ERP and related cloud software applications for customers. We have included the financial results of NetSuite in our consolidated financial statements from the date of acquisition.

Lawrence J. Ellison, Oracle’s Chairman of the Board and Chief Technology Officer and Oracle’s largest stockholder, is an affiliate of NetSuite’s largest stockholder, NetSuite Restricted Holdings LLC (a single member LLC investment entity whose interests are beneficially owned by a trust controlled by Mr. Ellison), which owned approximately 40% of the issued and outstanding NetSuite Shares immediately prior to the conclusion of the merger. Oracle’s Board of Directors appointed a Special Committee (comprised solely of directors who are independent of the management of Oracle, Mr. Ellison, his family members and any affiliated entities, and NetSuite) to which it delegated the full and exclusive power, authority and discretion of the Board to evaluate, assess, and approve the NetSuite transaction on its behalf. The Special Committee engaged its own independent legal counsel and its own independent financial advisor to advise it on the transaction. The financial advisor provided the Special Committee with a fairness opinion in connection with the transaction. After extensive deliberations, the Special Committee concluded that the transaction terms were fair to Oracle and the transaction was in the best interests of Oracle and its stockholders. The Special Committee unanimously approved the transaction on behalf of Oracle and the Board.

The total preliminary purchase price for NetSuite was approximately $9.1 billion, which consisted of approximately $9.0 billion in cash and $74 million for the fair values of restricted stock-based awards and stock options assumed. Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period. The following table summarizes the estimated preliminary fair values of net tangible liabilities and intangible assets acquired from NetSuite:

(in millions)
Cash and cash equivalents	$481
Trade receivables, net	32
Other assets	121
Intangible assets	3,157
Goodwill	6,696
Accounts payable and other liabilities	(134)
Deferred revenues	(153)
Debt	(342)
Deferred tax liabilities, net	(782)

Total	$9,076

We do not expect the goodwill recognized as a part of the NetSuite acquisition to be deductible for income tax purposes.

Other Fiscal 2017 and Fiscal 2016 Acquisitions

During the first half of fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually or in the aggregate significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $1.5 billion, which consisted of approximately $1.5 billion in cash and $10 million for the fair values of restricted stock-based awards and stock options assumed. We preliminarily recorded $250 million of net tangible assets and $481 million of identifiable intangible assets, based on their estimated fair values, and $816 million of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during the first half of fiscal 2017 were based upon preliminary calculations and valuations, and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

We also have entered into certain non-material agreements to acquire certain companies and expect these proposed acquisitions to close during the third quarter of fiscal 2017.

During fiscal 2016, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, NetSuite and certain other companies that we acquired since the beginning of fiscal 2016 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information for all periods presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2016. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2016.

The unaudited pro forma financial information for the three and six months ended November 30, 2016 combined the historical results of Oracle for the three and six months ended November 30, 2016, the historical results of NetSuite for the three and six month periods ended September 30, 2016 (adjusted due to differences in reporting periods and considering the date we acquired NetSuite) and the historical results of certain other companies that we acquired since the beginning of fiscal 2017 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for the three and six months ended November 30, 2015 combined the historical results of Oracle for the three and six month periods ended November 30, 2015, the historical results of NetSuite for the three and six months ended September 30, 2015 (adjusted due to differences in reporting periods) and the historical results of certain other companies that we acquired since the beginning of fiscal 2016 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2016	2015	2016	2015
Total revenues	$9,213	$9,254	$18,045	$17,950
Net income	$1,920	$1,990	$3,591	$3,537
Basic earnings per share	$0.47	$0.47	$0.87	$0.83
Diluted earnings per share	$0.46	$0.46	$0.85	$0.81

3.	FAIR VALUE MEASUREMENTS

We perform fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2016			May 31, 2016
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$170	$37,097	$37,267	$393	$35,095	$35,488
Commercial paper debt securities	—	3,757	3,757	—	2,155	2,155
Money market funds	552	—	552	3,750	—	3,750
Derivative financial instruments	—	54	54	—	122	122

Total assets	$722	$40,908	$41,630	$4,143	$37,372	$41,515

Liabilities:
Derivative financial instruments	$—	$268	$268	$—	$218	$218

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of November 30, 2016 and May 31, 2016, approximately 39% and 28%, respectively, of our marketable securities investments mature within one year and 61% and 72%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $54.2 billion and $40.1 billion of borrowings, which consisted primarily of senior notes and the related fair value hedges that were outstanding as of November 30, 2016 and May 31, 2016, respectively, the estimated fair values of senior notes and the related fair value hedges issued by Oracle using Level 2 inputs at November 30, 2016 and May 31, 2016 were $55.6 billion and $43.2 billion, respectively.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	November 30, 2016	May 31, 2016
Raw materials	$153	$95
Work-in-process	46	31
Finished goods	128	86

Total	$327	$212

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2017 and the net book value of intangible assets as of November 30, 2016 and May 31, 2016 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(in millions)	May 31, 2016	Additions	November 30, 2016	May 31, 2016	Expense	November 30, 2016	May 31, 2016	November 30, 2016
Developed technology	$3,661	$1,515	$5,176	$(1,876)	$(280)	$(2,156)	$1,785	$3,020	8 years
Software support agreements and related relationships	2,419	—	2,419	(1,287)	(63)	(1,350)	1,132	1,069	N.A.
SaaS, PaaS and IaaS agreements and related relationships	2,034	2,005	4,039	(704)	(148)	(852)	1,330	3,187	10 years
Customer relationships and contract backlog	1,399	—	1,399	(1,121)	(36)	(1,157)	278	242	N.A.
Hardware support agreements and related relationships	1,010	—	1,010	(797)	(38)	(835)	213	175	N.A.
Trademarks and other	1,043	118	1,161	(838)	(48)	(886)	205	275	9 years

Total intangible assets, net	$11,566	$3,638	$15,204	$(6,623)	$(613)	$(7,236)	$4,943	$7,968	9 years

(1)	Represents weighted-average useful lives of intangible assets acquired during fiscal 2017.

Total amortization expense related to our intangible assets was $302 million and $613 million, respectively, for the three and six months ended November 30, 2016, respectively, and $423 million and $875 million for the three and six months ended November 30, 2015, respectively. As of November 30, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2017	$723
Fiscal 2018	1,331
Fiscal 2019	1,222
Fiscal 2020	1,035
Fiscal 2021	861
Fiscal 2022	758
Thereafter	2,038

Total intangible assets, net	$7,968

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2016 were as follows:

(in millions)	Cloud Software and On-Premise Software	Software License Updates and Product Support	Hardware Support	Consulting	Other, net(2)	Total Goodwill, net
Balances as of May 31, 2016	$15,747	$14,439	$2,367	$1,759	$278	$34,590
Goodwill from acquisitions	815	—	—	—	6,696	7,511
Goodwill adjustments, net(1)	(286)	—	—	—	268	(18)

Balances as of November 30, 2016	$16,276	$14,439	$2,367	$1,759	$7,242	$42,083

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

(2)

Represents goodwill allocated to our other operating segments and, as of November 30, 2016, approximately $6.7 billion of NetSuite goodwill that will be allocated based upon the finalization of purchase accounting valuations.

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2016, we issued $14.0 billion, par value, of fixed-rate senior notes comprised of the following as of November 30, 2016:

		November 30, 2016
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate
$4,250, 1.90%, due September 2021	July 2016	$4,250	1.94%
$2,500, 2.40%, due September 2023	July 2016	2,500	2.40%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.69%
$1,250, 3.85%, due July 2036	July 2016	1,250	3.85%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.00%

Total fixed rate senior notes		$14,000

Unamortized discount/issuance costs		(65)

Total fixed rate senior notes, net		$13,935

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

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle Corporation. All existing and future indebtedness and liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes. We were in compliance with all debt-related covenants at November 30, 2016.

Other Fiscal 2017 Borrowings Activities

In the second quarter of fiscal 2017, we assumed $113 million of debt that bears interest at 3.53% and matures in August 2025 in connection with our acquisition of certain land and buildings.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

In connection with our acquisition of NetSuite in the second quarter of fiscal 2017 (see Note 2 above), we assumed $310 million par value of legacy NetSuite convertible notes (NetSuite Debt) with a fair value of $342 million as of the acquisition date. The NetSuite Debt bears interest at 0.25% and matures in June 2018. Our acquisition of NetSuite triggered (a) the right of holders of the NetSuite Debt to convert their debt holdings into an amount payable in cash, at any time through December 22, 2016, based upon conversion formulas that are contained within the NetSuite Debt indenture and (b) the obligation of NetSuite to offer to repurchase the NetSuite Debt from each holder at a purchase price equal to par, plus accrued and unpaid interest, which offer will expire on December 21, 2016. As of November 30, 2016, $342 million of the NetSuite Debt remained outstanding.

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

Fiscal 2017 Oracle Restructuring Plan

During the first quarter of fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2017 Restructuring Plan). The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $502 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $202 million of restructuring expenses in connection with the 2017 Restructuring Plan in the first half of fiscal 2017 and we expect to incur the majority of the estimated remaining $300 million through the end of fiscal 2018. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

	Accrued May 31, 2016(2)	Six Months Ended November 30, 2016				Accrued November 30, 2016(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$—	$70	$(2)	$(41)	$(1)	$26	$68	$204
Software license updates and product support	—	12	—	(9)	—	3	12	41
Hardware business	—	49	(1)	(23)	(1)	24	48	111
Services business	—	25	—	(14)	—	11	25	63
General and administrative and other	—	49	—	(26)	—	23	49	83

Total Fiscal 2017 Oracle Restructuring Plan	$—	$205	$(3)	$(113)	$(2)	$87	$202	$502

Total other restructuring plans(6)	$283	$1	$(18)	$(103)	$(9)	$154

Total restructuring plans	$283	$206	$(21)	$(216)	$(11)	$241

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at November 30, 2016 and May 31, 2016 included $222 million and $255 million, respectively, recorded in other current liabilities, and $19 million and $28 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the table above included condensed information for other Oracle based plans (primarily the Fiscal 2015 Oracle Restructuring Plan) and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the period presented but for which the periodic impact to our condensed consolidated statements of operations was not significant.

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2016	May 31, 2016
Software license updates and product support	$5,446	$5,864
Cloud SaaS, PaaS and IaaS	954	705
Hardware support and other	605	675
Services	350	339
New software licenses	56	72

Deferred revenues, current	7,411	7,655
Deferred revenues, non-current (in other non-current liabilities)	519	536

Total deferred revenues	$7,930	$8,191

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

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

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro-denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for the six months ended November 30, 2016 or 2015. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

We do not use any cross-currency swap agreements for trading purposes.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro-denominated July 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the six months ended November 30, 2016 or 2015.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. We neither use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815 (refer to Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 for additional information regarding these contracts). As of November 30, 2016 and May 31, 2016, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.3 billion and $2.7 billion, respectively and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $925 million and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of November 30, 2016 and May 31, 2016. Included in our non-operating income, net were $15 million and $21 million of net gains related to these forward contracts for the three and six months ended November 30, 2016, respectively and $27 million of net losses and $70 million of net gains for the three and six months ended November 30, 2015. The cash flows related to these foreign currency contracts are classified as operating activities.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value
(in millions)	Balance Sheet Location	November 30, 2016	May 31, 2016
Interest rate swap agreements designated as fair value hedges	Other assets	$54	$122

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(268)	$(218)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(938)	$(991)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015		2016	2015	2016	2015
Cross-currency swap agreements designated as cash flow hedges	$(54)	$(67)	$(51)	$(45)	Non-operating income, net	$(73)	$(82)	$(72)	$(31)

Foreign currency borrowings designated as net investment hedge	$44	$49	$43	$18	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative					Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)		2016	2015	2016	2015		2016	2015	2016	2015
Interest rate swap agreements designated as fair value hedges	Interest expense	$(77)	$13	$(68)	$14	Interest expense	$77	$(13)	$68	$(14)

10.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of November 30, 2016, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 62.0 million shares for $2.5 billion during the six months ended November 30, 2016 (including 0.6 million shares for $24 million that were repurchased but not settled) and 162.1 million shares for $6.2 billion during the six months ended November 30, 2015 under the stock repurchase program.

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

Dividends on Common Stock

During the six months ended November 30, 2016, our Board of Directors declared cash dividends of $0.30 per share of our outstanding common stock, which we paid during the same period.

In December 2016, our Board of Directors declared a quarterly cash dividend of $0.15 per share of our outstanding common stock. The dividend is payable on January 26, 2017 to stockholders of record as of the close of business on January 5, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first half of fiscal 2017, we issued 49 million restricted stock-based awards (consisting of 47 million service-based restricted stock units (RSUs) and 2 million performance-based restricted stock units (PSUs)) and 21 million stock options. Substantially all of the awards were issued as a part of our annual stock-based award process

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

or in connection with our acquisitions and are subject to service-based vesting restrictions, with the PSUs also having performance-based vesting restrictions, that are of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016. Approximately 7 million of the 21 million stock options granted during the first half of fiscal 2017 were to our Chief Executive Officers and Chief Technology Officer and had contractual lives of five years versus the ten year contractual lives for most of the other stock options granted. Our fiscal 2017 stock-based award issuances were partially offset by forfeitures and cancellations of 6 million shares during the first half of fiscal 2017.

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015
Sales and marketing	$68	$55	$133	$107
Cloud software as a service and platform as a service	6	4	11	8
Cloud infrastructure as a service	1	1	2	2
Software license updates and product support	6	6	12	12
Hardware products	2	2	4	3
Hardware support	1	1	2	3
Services	9	7	17	14
Research and development	188	151	382	298
General and administrative	35	27	72	57
Acquisition related and other	11	—	11	3

Total stock-based compensation	$327	$254	$646	$507

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. In addition, beginning in fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to the tax effects of stock-based compensation. Our effective tax rate was 24.3% and 23.6% for the three and six months ended November 30, 2016, respectively, and 17.6% and 20.8% for the three and six months ended November 30, 2015, respectively.

Our net deferred tax assets were $183 million and $1.1 billion as of November 30, 2016 and May 31, 2016, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2015. Our U.S. federal income tax returns have been examined for all years prior to fiscal 2007, and we are no longer subject to audit for those periods. Our U.S. state income

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

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

November 30, 2016

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our cloud and on-premise software and hardware businesses:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015
Cloud software and on-premise software:
Revenues(1)	$2,259	$2,164	$4,104	$3,767
Cloud software as a service and platform as a service expenses	350	270	658	537
Sales and distribution expenses	1,617	1,602	3,197	2,995

Margin(2)	$292	$292	$249	$235
Cloud infrastructure as a service:
Revenues	$175	$165	$346	$325
Cloud infrastructure as a service expenses	107	88	201	172
Sales and distribution expenses	16	15	32	37

Margin(2)	$52	$62	$113	$116
Software license updates and product support:
Revenues(1)	$4,778	$4,683	$9,571	$9,380
Software license updates and product support expenses	225	275	481	546

Margin(2)	$4,553	$4,408	$9,090	$8,834
Total cloud and on-premise software business:
Revenues(1)	$7,212	$7,012	$14,021	$13,472
Expenses	2,315	2,250	4,569	4,287

Margin(2)	$4,897	$4,762	$9,452	$9,185
Hardware products:
Revenues	$497	$573	$959	$1,142
Hardware products expenses	240	323	480	625
Sales and distribution expenses	202	218	404	424

Margin(2)	$55	$32	$75	$93
Hardware support:
Revenues(1)	$517	$550	$1,051	$1,109
Hardware support expenses	138	167	279	339

Margin(2)	$379	$383	$772	$770
Total hardware business:
Revenues(1)	$1,014	$1,123	$2,010	$2,251
Expenses	580	708	1,163	1,388

Margin(2)	$434	$415	$847	$863
Total services business:
Revenues	$844	$861	$1,652	$1,724
Services expenses	667	665	1,333	1,341

Margin(2)	$177	$196	$319	$383
Totals:
Revenues(1)	$9,070	$8,996	$17,683	$17,447
Expenses	3,562	3,623	7,065	7,016

Margin(2)	$5,508	$5,373	$10,618	$10,431

(1)

Cloud software and on-premise software, software license updates and product support and hardware support revenues for management reporting included revenues related to cloud SaaS and PaaS, software support and hardware support contracts, respectively, that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues as reported in our condensed consolidated statements of operations.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, corporate, general and administrative and IT expenses. Additionally, the margins reported do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income, net. Certain fiscal 2016 balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect consolidated revenues or operating income.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015
Total revenues for operating segments	$9,070	$8,996	$17,683	$17,447
Cloud software as a service and platform as a service revenues(1)	(34)	(3)	(52)	(4)
Software license updates and product support revenues(1)	(1)	—	(1)	(1)
Hardware support revenues(1)	—	—	—	(1)

Total revenues	$9,035	$8,993	$17,630	$17,441

Total margin for operating segments	$5,508	$5,373	$10,618	$10,431
Cloud software as a service and platform as a service revenues(1)	(34)	(3)	(52)	(4)
Software license updates and product support revenues(1)	(1)	—	(1)	(1)
Hardware support revenues(1)	—	—	—	(1)
Research and development	(1,273)	(1,249)	(2,550)	(2,439)
Corporate, general and administrative and information technology expenses	(419)	(401)	(850)	(795)
Amortization of intangible assets	(302)	(423)	(613)	(875)
Acquisition related and other	(40)	7	(54)	(25)
Restructuring	(86)	(95)	(185)	(178)
Stock-based compensation	(316)	(254)	(635)	(504)
Interest expense	(451)	(371)	(867)	(745)
Non-operating income, net	99	84	247	114

Income before provision for income taxes	$2,685	$2,668	$5,058	$4,978

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income	$2,032	$2,197	$3,864	$3,945

Weighted average common shares outstanding	4,104	4,239	4,112	4,278
Dilutive effect of employee stock plans	91	77	96	86

Dilutive weighted average common shares outstanding	4,195	4,316	4,208	4,364

Basic earnings per share	$0.50	$0.52	$0.94	$0.92
Diluted earnings per share	$0.48	$0.51	$0.92	$0.90
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	77	65	74	61

(1)	These weighted shares relate to anti-dilutive restricted stock-based awards and stock options as calculated using the treasury stock method and could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2016

(Unaudited)

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers (the Phase One Ruling). A jury trial began on May 23, 2016. On June 30, 2016, the jury returned a verdict in favor of HP on its claims for breach of contract and breach of the implied covenant of good faith and fair dealing and against Oracle on its claim for violation of the Lanham Act (the Phase Two Jury Verdict). The jury awarded HP damages in the amount of $3.0 billion, and HP is entitled to post-judgment interest on this award. On August 30, 2016, the court denied HP’s motion for pre-judgment interest. Judgment was entered on October 20, 2016. Oracle filed a motion for a new trial on November 14, 2016.

If Oracle’s motion for a new trial is denied, Oracle plans to appeal the trial court’s Phase One Ruling and Phase Two Jury Verdict. No amounts have been paid or recorded to our results of operations either prior to or subsequent to the Phase One Ruling or Phase Two Jury Verdict. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Among the arguments we expect to make on appeal are the following: the trial court misapplied fundamental principles of contract law and misinterpreted the Hurd Settlement Agreement, including by disregarding the context of the Hurd Settlement Agreement and the evidence of the parties’ mutual intentions; that HP’s breach of contract claim should fail as a matter of law because HP does not claim and did not prove that Oracle failed to deliver any software under the trial court’s interpretation of the contract; that awarding HP both damages for breach of the Hurd Settlement Agreement and specific performance of that agreement constitutes an improper double recovery; and that the damages award is excessive, unsupported by the evidence, and contrary to law. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact to our future cash flows and results of operations.

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

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—application, platform and infrastructure. Our Oracle Cloud offerings provide a comprehensive and fully integrated stack of application, platform, compute, storage, and networking services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our on-premise offerings include Oracle database and middleware software, application software, hardware (Oracle Engineered Systems, servers, storage, networking and industry-specific products), and related support and services. We provide our cloud and on-premise offerings to over 400,000 worldwide customers via deployment models that best suit their needs.

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

In addition to providing a broad spectrum of cloud offerings, we develop and sell our products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how all components within IT environments—application, platform and infrastructure—interact and function with one another. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to take advantage of our research and development investments and deep IT expertise by purchasing and renewing Oracle support offerings, which may include product enhancements that we periodically deliver to our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards application software products, among others, and by renewing their SaaS, PaaS and IaaS contracts with us.

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

A selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. On

November 7, 2016, we acquired NetSuite Inc. (NetSuite), which contributed to the growth in our cloud SaaS and PaaS revenues, among others, from the date of acquisition. Note 2 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our acquisition of NetSuite. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

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

Cloud and On-Premise Software Business

Our cloud and on-premise software business, which represented 79% of our total revenues on a trailing 4-quarter basis, is comprised of three operating segments: (1) cloud software and on-premise software, (2) cloud IaaS and (3) software license updates and product support. On a constant currency basis, we expect that our cloud and on-premise software business’ total revenues generally will continue to increase due to demand for our on-premise software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, expected growth from our cloud SaaS, PaaS and IaaS offerings, and contributions from our acquisitions, which should allow us to grow and continue to make investments in research and development.

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

Cloud Infrastructure as a Service:    Our cloud IaaS segment, which represented 2% of our total revenues on a trailing 4-quarter basis, provides Oracle Cloud IaaS offerings, which are infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis. Our cloud IaaS segment also offers Oracle Managed Cloud Services, which are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. We believe that the introduction of additional Oracle Cloud IaaS offerings complements our SaaS and PaaS offerings and allows us to offer customers additional opportunities to access Oracle technologies through the Oracle Cloud to meet their IT needs.

Software License Updates and Product Support:    Software license updates and product support revenues are generated through the sale of software support contracts relating to on-premise new software licenses purchased by our customers. Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration. Substantially all of our on-premise software license customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by four factors: (1) the percentage of our software support contract customer base that renews its software support contracts, (2) the amount of new software license revenues sold, (3) the amount of new software support contracts sold in connection with the sale of new software licenses and (4) the amount of software support contracts assumed from companies we have acquired.

Our software license updates and product support segment, which represented 51% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 93% and accounted for 87% of our total margins over the same period. Over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

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

We have acquired certain companies and technologies during the fiscal 2017 and 2016 periods presented in this Quarterly Report, including NetSuite. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

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

We believe that we can fund our pending and future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

During the first half of fiscal 2017, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2017 compared to the same periods of fiscal 2016 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2017 compared to the same periods of fiscal 2016, we may qualitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons generally were not separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

For purposes of presentation of amortization of intangible assets within our condensed consolidated statements of operations included elsewhere in this Quarterly Report, we present a single line item within operating expenses and provide appropriate supplemental footnote disclosure. With respect to the presentation and discussion of our segments’ results for the periods presented, we have assigned the amortization of our intangible assets to the lines of business to which such amortization pertains and also have provided a discussion and presentation of comparative movements for such amortization amounts in totality.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our segments’ revenues and expenses. As a result, each segment’s revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2016, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2016 and 2015, our financial statements would reflect reported revenues of $1.05 million in the first half of fiscal 2017 (using 1.05 as the month-end average exchange rate for the period) and $1.06 million in the first half of fiscal 2016 (using 1.06 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and six months ended November 30, 2016 and 2015 using the May 31, 2016 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	2016	Actual	Constant	2015
Total Revenues by Geography:
Americas	$4,936	0%	0%	$4,960	$9,752	1%	1%	$9,677
EMEA(1)	2,557	-3%	1%	2,645	4,971	-3%	2%	5,101
Asia Pacific(2)	1,542	11%	7%	1,388	2,907	9%	5%	2,663

Total revenues	9,035	0%	1%	8,993	17,630	1%	2%	17,441
Total Operating Expenses	5,998	-1%	0%	6,038	11,952	1%	2%	11,832

Total Operating Margin	$3,037	3%	3%	$2,955	$5,678	1%	2%	$5,609

Total Operating Margin %	34%			33%	32%			32%
% Revenues by Geography:
Americas	55%			55%	55%			56%
EMEA	28%			29%	28%			29%
Asia Pacific	17%			16%	17%			15%
Total Revenues by Business:
Cloud and on-premise software	$7,177	2%	3%	$7,009	$13,968	4%	5%	$13,467
Hardware	1,014	-10%	-9%	1,123	2,010	-11%	-10%	2,250
Services	844	-2%	0%	861	1,652	-4%	-3%	1,724

Total revenues	$9,035	0%	1%	$8,993	$17,630	1%	2%	$17,441

% Revenues by Business:
Cloud and on-premise software	80%			78%	79%			77%
Hardware	11%			12%	12%			13%
Services	9%			10%	9%			10%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region includes Japan

Fiscal Second Quarter 2017 Compared to Fiscal Second Quarter 2016:    Excluding the effects of foreign currency rate variations, our total revenues increased in the second quarter of fiscal 2017 due to growth in our cloud and on-premise software revenues, which was attributable to growth in our SaaS, PaaS and IaaS revenues, growth in our software license updates and product support revenues, and revenue contributions from our recent acquisitions and was partially offset by decreases in our new software licenses revenues. The increase in our cloud and on-premise software business’ revenues was partially offset by a constant currency decrease in our hardware business’ revenues. Excluding the effects of currency rate fluctuations, the EMEA and Asia Pacific regions contributed to the growth in our total revenues during the second quarter of fiscal 2017, while the Americas region was flat.

Excluding the effects of foreign currency rate variations, our total operating expenses were flat during the second quarter of fiscal 2017 relative to the prior year period. We incurred certain expense increases during the second quarter of fiscal 2017 including higher sales and marketing and research and development expenses due primarily to increased headcount, increased cloud SaaS, PaaS and IaaS expenses resulting primarily from increased headcount and infrastructure expenses to support the increase in our cloud SaaS, PaaS and IaaS revenues, and higher general and administrative expenses due primarily to higher third party legal fees. These constant currency expense increases in the second quarter of fiscal 2017 were offset by decreased hardware products expenses due to lower hardware products revenues, decreased software support and hardware support costs due primarily to lower headcount and decreased expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased during the second quarter of fiscal 2017 due to the increase in our total revenues.

First Half Fiscal 2017 Compared to First Half Fiscal 2016:    Excluding the effects of unfavorable currency rate variations, our total revenues increased in the first half of fiscal 2017 due to growth in our cloud and on-premise software revenues, which was attributable to similar reasons as those noted above, and was partially offset by decreases in our hardware business’ and services business’ revenues. In constant currency, the Americas region contributed 30%, the EMEA region contributed 32% and the Asia Pacific region contributed 38% to the growth in our total revenues during the first half of fiscal 2017.

Excluding the effects of favorable currency rate variations, our total operating expenses increased during the first half of fiscal 2017. Our constant currency sales and marketing, research and development, cloud SaaS, PaaS and IaaS, and general and administrative expenses increased during the first half of fiscal 2017, all generally for similar reasons as noted above, and were partially offset by lower hardware products expenses, software support expenses, hardware support expenses and intangible asset amortization, which were also generally attributable to the reasons noted above.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased during the first half of fiscal 2017 due to the increase in our total revenues.

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

Our operating results included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2016	2015	2016	2015
Cloud software as a service and platform as a service deferred revenues(1)	$34	$3	$52	$4
Software license updates and product support deferred revenues(1)	1	—	1	1
Hardware support deferred revenues(1)	—	—	—	1
Acquired deferred sales commissions amortization(2)	(9)	—	(9)	—
Amortization of intangible assets(3)	302	423	613	875
Acquisition related and other(4)(6)	40	(7)	54	25
Restructuring(5)	86	95	185	178
Stock-based compensation(6)	316	254	635	504
Income tax effects(7)	(228)	(230)	(486)	(451)

	$542	$538	$1,045	$1,137

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

(2)

Certain acquired companies capitalized sales commissions associated with subscription agreements and amortized these amounts over the related contractual terms. Business combination accounting rules generally require us to eliminate these capitalized sales commissions balances as of the acquisition date and our post-combination GAAP sales and marketing expenses generally do not reflect the amortization of these deferred sales commissions balances. This adjustment is intended to include, and thus reflect, the full amount of amortization related to such balances as though the acquired companies operated independently in the periods presented.

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2016, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2017	$723
Fiscal 2018	1,331
Fiscal 2019	1,222
Fiscal 2020	1,035
Fiscal 2021	861
Fiscal 2022	758
Thereafter	2,038

Total intangible assets, net	$7,968

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first half of fiscal 2017 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Restructuring expenses during the first half of fiscal 2016 primarily related to costs incurred pursuant to our 2015 Oracle Restructuring Plan (2015 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
Sales and marketing	$68	$55	$133	$107
Cloud software as a service and platform as a service	6	4	11	8
Cloud infrastructure as a service	1	1	2	2
Software license updates and product support	6	6	12	12
Hardware products	2	2	4	3
Hardware support	1	1	2	3
Services	9	7	17	14
Research and development	188	151	382	298
General and administrative	35	27	72	57

Subtotal	316	254	635	504
Acquisition related and other	11	—	11	3

Total stock-based compensation	$327	$254	$646	$507

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the second quarter and first half of fiscal 2017 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 25.5% and 25.5%, respectively, instead of 24.3% and 23.6%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets and the net tax effects of stock-based compensation. Income tax effects for the second quarter and first half of fiscal 2016 were calculated reflecting effective tax rates of 20.4% and 22.6%, respectively, instead of 17.6% and 20.8%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	2016	Actual	Constant	2015
Cloud Software and On-Premise Software Revenues:
Americas	$1,175	2%	2%	$1,157	$2,223	7%	8%	$2,072
EMEA	572	-6%	-1%	605	1,031	2%	7%	1,006
Asia Pacific	478	20%	17%	399	798	17%	13%	685

Total revenues	2,225	3%	4%	2,161	4,052	8%	8%	3,763
Expenses:
Cloud software as a service and platform as a service(1)	355	29%	31%	276	669	22%	24%	547
Sales and marketing(1)	1,666	1%	2%	1,648	3,295	7%	8%	3,092
Stock-based compensation	69	22%	22%	56	133	22%	22%	108
Amortization of intangible assets(2)	221	6%	6%	209	423	-2%	-2%	430

Total expenses	2,311	6%	6%	2,189	4,520	8%	9%	4,177

Total Margin	$(86)	-222%	-288%	$(28)	$(468)	-13%	-16%	$(414)

Total Margin %	-4%			-1%	-12%			-11%
% Revenues by Geography:
Americas	53%			54%	55%			55%
EMEA	26%			28%	25%			27%
Asia Pacific	21%			18%	20%			18%
Revenues by Software Offerings:
Cloud software as a service and platform as a service	$878	81%	83%	$484	$1,675	79%	81%	$934
New software licenses	1,347	-20%	-19%	1,677	2,377	-16%	-15%	2,829

Total cloud software and on-premise software revenues	$2,225	3%	4%	$2,161	$4,052	8%	8%	$3,763

% Revenues by Software Offerings:
Cloud software as a service and platform as a service	39%			22%	41%			25%
New software licenses	61%			78%	59%			75%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, total revenues from our cloud software and on-premise software segment increased by 4 and 8 percentage points in the second quarter and first half of fiscal 2017, respectively, relative to the corresponding prior year periods due to growth in our cloud SaaS and PaaS revenues and revenue contributions from our recent acquisitions, and were partially offset by decreases in our new software licenses revenues. The increases in our cloud SaaS and PaaS revenues and decreases in our new software licenses revenues during the fiscal 2017 periods presented were primarily due to the continued strategic emphasis placed on selling, marketing and growing our cloud software offerings and we expect these revenue trends will continue. For the second quarter of fiscal 2017, the Americas and Asia Pacific regions contributed to the constant currency growth in our total revenues for this segment and were partially offset by a slight decline in revenues in the EMEA region. For the first half of fiscal 2017, the Americas, EMEA and Asia Pacific regions contributed 49%, 23%, and 28%, respectively, to the constant currency growth in our total revenues for this segment.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 17% and 11% in the second quarter and first half of fiscal 2017, respectively, and represented 26% and 24% of our new software licenses revenues in the second quarter and first half of fiscal 2017, respectively, in comparison to 25% and 23% in the second quarter and first half of fiscal 2016, respectively.

In constant currency, total cloud software and on-premise software expenses increased in the fiscal 2017 periods presented primarily due to higher employee related expenses from increased headcount and higher cloud SaaS and PaaS expenses incurred to support the related revenues increases.

Excluding the effects of currency rate fluctuations, our cloud software and on-premise software segment’s total margin and total margin as a percentage of revenues decreased in the fiscal 2017 periods presented as our total expenses grew at a faster rate than our total revenues for this segment.

Cloud Infrastructure as a Service:    Our cloud IaaS segment includes Oracle Cloud IaaS and Oracle Managed Cloud Services offerings. Oracle Cloud IaaS provides infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis. Oracle Managed Cloud Services are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. Our cloud IaaS segment’s expenses consist primarily of personnel related expenditures, technology infrastructure expenditures and facilities costs. Operating expenses associated with our IaaS offerings also include sales and marketing expenses, which are largely personnel related, and amortization of intangible assets. For the fiscal 2016 periods presented, our cloud IaaS segment’s revenues and expenses were substantially attributable to our Oracle Managed Cloud Services offerings.

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Cloud Infrastructure as a Service Revenues:
Americas	$125	3%	4%	$121	$251	6%	7%	$237
EMEA	37	5%	17%	35	69	-1%	10%	70
Asia Pacific	13	56%	46%	9	26	43%	35%	18

Total revenues	175	6%	9%	165	346	7%	9%	325
Expenses:
Cloud infrastructure as a service(1)	110	22%	24%	90	206	16%	17%	178
Sales and marketing(1)	17	4%	6%	16	33	-12%	-9%	37
Stock-based compensation	1	-4%	-4%	1	2	15%	15%	2
Amortization of intangible assets(2)	4	224%	224%	1	6	112%	112%	3

Total expenses	132	22%	24%	108	247	12%	14%	220

Total Margin	$43	-24%	-20%	$57	$99	-5%	0%	$105

Total Margin %	25%			34%	29%			32%
% Revenues by Geography:
Americas	71%			73%	73%			73%
EMEA	21%			22%	20%			22%
Asia Pacific	8%			5%	7%			5%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, our total cloud IaaS segment revenues increased in the fiscal 2017 periods presented due to growth in our Oracle Cloud IaaS offerings. Excluding the effects of currency rate fluctuations, the Americas region contributed 31% and 55%, respectively, the EMEA region contributed 41% and 23%, respectively, and the Asia Pacific region contributed 28% and 22%, respectively, to the increases in our total cloud IaaS segment revenues during the second quarter and first half of fiscal 2017, respectively.

On a constant currency basis, our cloud IaaS segment’s total expenses increased during the fiscal 2017 periods presented primarily due to higher technology infrastructure expenses to support the increase in our cloud IaaS revenues.

Excluding the effects of currency rate fluctuations, total margin and total margin as a percentage of total revenues decreased during the fiscal 2017 periods presented as total expenses increased at a faster rate than our total revenues for this segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$2,700	2%	2%	$2,649	$5,403	2%	2%	$5,302
EMEA	1,399	-2%	2%	1,426	2,811	-2%	3%	2,864
Asia Pacific	678	11%	6%	608	1,356	12%	7%	1,213

Total revenues	4,777	2%	3%	4,683	9,570	2%	3%	9,379
Expenses:
Software license updates and product support(1)	236	-18%	-17%	287	504	-12%	-11%	572
Stock-based compensation	6	4%	4%	6	12	6%	6%	12
Amortization of intangible assets(2)	36	-74%	-74%	139	84	-70%	-70%	283

Total expenses	278	-36%	-35%	432	600	-31%	-30%	867

Total Margin	$4,499	6%	6%	$4,251	$8,970	5%	6%	$8,512

Total Margin %	94%			91%	94%			91%
% Revenues by Geography:
Americas	57%			57%	57%			57%
EMEA	29%			30%	29%			30%
Asia Pacific	14%			13%	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, software license updates and product support revenues increased in the fiscal 2017 periods presented as a result of substantially all customers electing to purchase software support contracts in conjunction with their new software licenses purchased during the trailing 4-quarter period, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effects of currency rate fluctuations, the Americas region contributed 40% and 41%, respectively, the EMEA region contributed 28% and 28%, respectively, and the Asia Pacific region contributed 32% and 31%, respectively, to the increase in software license updates and product support revenues during the second quarter and first half of fiscal 2017, respectively.

In constant currency, total software license updates and product support expenses decreased during the fiscal 2017 periods presented due primarily to lower employee related expenses resulting from lower headcount and a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total margin and margin as a percentage of revenues increased during the fiscal 2017 periods presented due to the growth in total revenues and the decrease in total expenses for this segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	2016	Actual	Constant	2015
Hardware Products Revenues:
Americas	$235	-23%	-22%	$304	$475	-21%	-21%	$602
EMEA	148	-2%	3%	151	271	-12%	-8%	309
Asia Pacific	114	-3%	-4%	118	213	-8%	-9%	231

Total revenues	497	-13%	-12%	573	959	-16%	-15%	1,142
Expenses:
Hardware products(1)	240	-26%	-24%	323	480	-23%	-22%	625
Sales and marketing(1)	209	-7%	-7%	226	418	-5%	-4%	439
Stock-based compensation	7	41%	41%	5	15	44%	44%	10
Amortization of intangible assets(2)	29	-17%	-17%	35	61	-26%	-26%	82

Total expenses	485	-18%	-17%	589	974	-16%	-15%	1,156

Total Margin	$12	175%	181%	$(16)	$(15)	-6%	-5%	$(14)

Total Margin %	2%			-3%	-2%			-1%
% Revenues by Geography:
Americas	47%			53%	50%			53%
EMEA	30%			26%	28%			27%
Asia Pacific	23%			21%	22%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, total hardware products revenues decreased in the fiscal 2017 periods presented primarily due to reductions in sales volumes of certain of our product lines, including lower margin products, partially offset by growth in certain of our Oracle Engineered Systems. On a constant currency basis, hardware products revenues generally declined across all regions during the fiscal 2017 periods presented with the exception of the EMEA region during the second quarter of fiscal 2017, which grew modestly.

Excluding the effects of currency rate fluctuations, total hardware products expenses decreased in the fiscal 2017 periods presented due primarily to lower hardware products costs associated with lower hardware products revenues, and due to a reduction in expenses associated with certain of our intangible assets that became fully amortized.

For the second quarter of fiscal 2017, total margin and total margin as a percentage of revenues for this segment increased on a constant currency basis primarily due to the total expense reductions for this segment. For the first half of fiscal 2017, total margin and total margin as a percentage of revenues for this segment decreased on a constant currency basis primarily due to the decrease in our total revenues for this segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	2016	Actual	Constant	2015
Hardware Support Revenues:
Americas	$275	-5%	-5%	$291	$561	-4%	-3%	$582
EMEA	147	-12%	-7%	165	298	-12%	-7%	337
Asia Pacific	95	2%	-2%	94	192	1%	-2%	189

Total revenues	517	-6%	-5%	550	1,051	-5%	-4%	1,108
Expenses:
Hardware support(1)	143	-18%	-17%	173	290	-18%	-17%	352
Stock-based compensation	1	-8%	-8%	1	2	-21%	-21%	3
Amortization of intangible assets(2)	12	-68%	-68%	37	38	-48%	-48%	73

Total expenses	156	-26%	-26%	211	330	-23%	-22%	428

Total Margin	$361	7%	8%	$339	$721	6%	7%	$680

Total Margin %	70%			62%	69%			61%
% Revenues by Geography:
Americas	54%			53%	54%			53%
EMEA	28%			30%	28%			30%
Asia Pacific	18%			17%	18%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, hardware support revenues decreased in the fiscal 2017 periods presented primarily due to reductions in sales volumes of certain of our hardware product lines for which we offer hardware support. On a constant currency basis, hardware support revenues declined across all regions during the fiscal 2017 periods presented.

Excluding the effects of currency rate fluctuations, total hardware support expenses decreased in the fiscal 2017 periods presented primarily due to lower employee related expenses resulting from lower headcount and a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in the fiscal 2017 periods presented primarily due to the total expense reductions for this segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2016	Actual	Constant	2015	2016	Actual	Constant	2015
Services Revenues:
Americas	$426	-3%	-2%	$438	$839	-5%	-4%	$882
EMEA	254	-3%	3%	263	491	-5%	1%	515
Asia Pacific	164	2%	-1%	160	322	-1%	-5%	327

Total revenues	844	-2%	0%	861	1,652	-4%	-3%	1,724
Expenses:
Services(1)	688	1%	2%	683	1,376	-1%	1%	1,387
Stock-based compensation	9	33%	33%	7	17	16%	16%	14
Amortization of intangible assets(2)	—	-84%	-84%	2	1	-75%	-75%	4

Total expenses	697	1%	2%	692	1,394	-1%	1%	1,405

Total Margin	$147	-13%	-11%	$169	$258	-19%	-18%	$319

Total Margin %	17%			20%	16%			18%
% Revenues by Geography:
Americas	50%			51%	50%			51%
EMEA	30%			30%	30%			30%
Asia Pacific	20%			19%	20%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Second Quarter 2017 Compared to Fiscal Second Quarter 2016:    Excluding the effects of currency rate fluctuations, our total services revenues were flat in the second quarter of fiscal 2017. Constant currency increases in our consulting and advanced customer services revenues during the second quarter of fiscal 2017, which were primarily attributable to revenue contributions from our recent acquisitions were, offset by decreases in our education revenues. On a constant currency basis, services revenues growth in the EMEA region during the second quarter of fiscal 2017 was offset by services revenues declines in the Americas and Asia Pacific regions.

In constant currency, total services expenses increased during the second quarter of fiscal 2017 primarily due to a modest increase in expenses associated with our consulting segment, which were primarily attributable to expense contributions from our recent acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased in the second quarter of fiscal 2017 primarily due to the increase in total expenses associated with this segment.

First Half Fiscal 2017 Compared to First Half Fiscal 2016:    Excluding the effects of currency rate fluctuations, our total services revenues declined in the first half of fiscal 2017 primarily due to decreases in our consulting and education revenues, partially offset by increases in our advanced customer support revenues and revenue contributions from our recent acquisitions. On a constant currency basis, services revenues growth in the EMEA region during the first half of fiscal 2017 was offset by services revenue declines in the Americas and Asia Pacific regions.

In constant currency, our total services expenses increased in the first half of fiscal 2017 primarily due to a $30 million charge, which was recorded in the first quarter of fiscal 2017 and not expected to recur.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the first half of fiscal 2017 due to the decrease in total revenues and due to the aforementioned increase in expenses attributable to a non-recurring charge.

As of our most recent annual goodwill impairment review date of March 1, 2016, our consulting reporting unit’s fair value was 11% in excess of its carrying value. As of March 1, 2016, we estimated that should our consulting reporting unit’s projected margins and related cash flows unfavorably deviate from our projections by 20% or more each year, our consulting reporting unit likely could incur a goodwill impairment loss. We continue to monitor the performance of and projections for all of our reporting units. We did not record any goodwill impairment losses during any of the fiscal 2017 and 2016 periods presented.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and development(1)	$1,322	2%	3%	$1,293	$2,648	4%	5%	$2,536
Stock-based compensation	188	24%	24%	151	382	28%	28%	298

Total expenses	$1,510	5%	5%	$1,444	$3,030	7%	8%	$2,834

% of Total Revenues	17%			16%	17%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2017 periods presented primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions, and higher stock-based compensation.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
General and administrative(1)	$268	4%	6%	$258	$546	12%	15%	$485
Stock-based compensation	35	27%	27%	27	72	28%	28%	57

Total expenses	$303	6%	8%	$285	$618	14%	16%	$542

% of Total Revenues	3%			3%	4%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses during the fiscal 2017 periods presented increased due primarily to higher professional services expenses, primarily legal related expenses, and higher stock-based compensation.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Developed technology	$144	6%	6%	$136	$280	-4%	-4%	$293
Software support agreements and related relationships	31	-69%	-69%	101	63	-69%	-69%	204
SaaS, PaaS and IaaS agreements and related relationships	85	57%	57%	54	148	38%	38%	107
Customer relationships and contract backlog	9	-84%	-84%	58	36	-71%	-71%	123
Hardware support agreements and related relationships	12	-67%	-67%	36	38	-47%	-47%	72
Trademarks and other	21	-45%	-45%	38	48	-37%	-37%	76

Total amortization of intangible assets	$302	-29%	-29%	$423	$613	-30%	-30%	$875

Amortization of intangible assets decreased during the fiscal 2017 periods presented due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Transitional and other employee related costs	$8	-2%	-2%	$8	$16	-51%	-49%	$33
Stock-based compensation	11	*	*	—	11	266%	266%	3
Professional fees and other, net	22	418%	423%	4	27	219%	224%	9
Business combination adjustments, net	(1)	92%	92%	(19)	—	99%	99%	(20)

Total acquisition related and other expenses	$40	713%	707%	$(7)	$54	121%	130%	$25

*	Not meaningful

On a constant currency basis, the increase in acquisition related and other expenses during the fiscal 2017 periods presented was primarily due to higher stock compensation expenses as a result of our acquisition of NetSuite and higher professional fees. In addition, in the second quarter of fiscal 2016, we recognized an acquisition related benefit of $19 million which decreased acquisition related and other expenses during the fiscal 2016 periods presented.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Restructuring expenses	$86	-10%	-5%	$95	$185	4%	8%	$178

Restructuring expenses in the fiscal 2017 periods presented primarily related to our 2017 Restructuring Plan. Restructuring expenses in the fiscal 2016 periods presented primarily related to our 2015 Restructuring Plan, which is complete. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $502 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2017 Restructuring Plan were approximately $300 million as of November 30, 2016 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2018. Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest expense	$451	22%	22%	$371	$867	16%	16%	$745

Interest expense increased in the fiscal 2017 periods presented primarily due to higher average borrowings resulting from our issuance of $14.0 billion of senior notes in July 2016. This increase in interest expense during the fiscal 2017 periods presented was partially offset by reductions in interest expense resulting from the maturity and repayment of $2.0 billion of senior notes in January 2016. See Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2017 borrowings.

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

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$204	66%	66%	$123	$381	59%	60%	$240
Foreign currency losses, net	(69)	153%	200%	(28)	(82)	56%	73%	(53)
Noncontrolling interests in income	(41)	40%	40%	(29)	(76)	28%	28%	(59)
Other income (loss), net	5	-70%	-70%	18	24	267%	268%	(14)

Total non-operating income, net	$99	17%	2%	$84	$247	118%	114%	$114

On a constant currency basis, our non-operating income, net for the fiscal 2017 periods presented increased primarily due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances and higher interest rates, partially offset by higher foreign currency losses, net.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. In addition, beginning in fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to tax effects of stock-based compensation (refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional discussion). Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, among others.

	Three Months Ended November 30,				Six Months Ended November 30,
	2016	Percent Change		2015	2016	Percent Change		2015
(Dollars in millions)		Actual	Constant			Actual	Constant
Provision for income taxes	$653	39%	39%	$471	$1,194	16%	15%	$1,033

Effective tax rate	24.3%			17.6%	23.6%			20.8%

Fiscal Second Quarter 2017 Compared to Fiscal Second Quarter 2016:    Provision for income taxes in the second quarter of fiscal 2017 increased relative to the corresponding prior year period due in substantial part to the effects of settlements with tax authorities in the second quarter of fiscal 2016, which was not present in the second quarter of fiscal 2017, as well as an unfavorable jurisdictional mix of earnings in the second quarter of fiscal 2017 relative to fiscal 2016. These unfavorable impacts to our second quarter of fiscal 2017 provision for income taxes were partially offset by the permanent extension of the U.S. research and development credit in fiscal 2017, which was not available in fiscal 2016.

First Half Fiscal 2017 Compared to First Half Fiscal 2016:    Provision for income taxes in the first half of fiscal 2017 increased relative to the corresponding prior year period due in substantial part to effects of settlements with tax authorities in the second quarter of fiscal 2016, which was not present in the first half of fiscal 2017, as well as an unfavorable jurisdictional mix of earnings in the first half of fiscal 2017 relative to the first half of fiscal 2016. In addition, the increase in our provision for income taxes during the first half of fiscal

2017 was partially offset by the favorable impact of the permanent extension of the U.S. research and development credit and excess tax benefits recognized for stock-based compensation expense in fiscal 2017, which were not available in fiscal 2016.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2016	Change	May 31, 2016
Working capital	$48,387	3%	$47,105
Cash, cash equivalents and marketable securities	$58,206	4%	$56,125

Working capital:    The increase in working capital as of November 30, 2016 in comparison to May 31, 2016 was primarily due to our issuance of $14.0 billion of long-term senior notes in July 2016, the favorable impacts to our net current assets resulting from our net income during the first half of fiscal 2017 and cash proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for acquisitions, including our $9.1 billion acquisition of NetSuite in the second quarter of fiscal 2017, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at November 30, 2016 in comparison to May 31, 2016 was primarily due to cash inflows generated by our operations during the first half of fiscal 2017, $10.2 billion of cash inflows, net of repayments, from fiscal 2017 debt issuances, and cash inflows from stock option exercises. These cash inflows were partially offset by cash outflows for acquisitions, including our acquisition of NetSuite, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. Cash, cash equivalents and marketable securities included $51.1 billion held by our foreign subsidiaries as of November 30, 2016, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar strengthened against certain major international currencies during the first half of fiscal 2017, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of November 30, 2016 relative to what we would have reported using constant currency rates from our May 31, 2016 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 37 days at November 30, 2016 compared with 46 days at May 31, 2016. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first half of fiscal 2017 and seasonality resulting in a large volume of software license, hardware products and software support balances outstanding as of May 31, 2016.

	Six Months Ended November 30,
(Dollars in millions)	2016	Change	2015
Net cash provided by operating activities	$6,961	9%	$6,397
Net cash used for investing activities	$(14,920)	347%	$(3,338)
Net cash provided by (used for) financing activities	$6,739	195%	$(7,066)

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new software licenses, cloud SaaS, PaaS and IaaS offerings, hardware products, hardware support arrangements and services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes and leased facilities.

Net cash provided by operating activities increased during the first half of fiscal 2017 due primarily to favorable working capital movements during the first half of fiscal 2017 including less cash used to settle accrued liabilities and income taxes, each in relation to the corresponding movements in the first half of fiscal 2016.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first half of fiscal 2017 relative to the first half of fiscal 2016 primarily due to an increase in cash used for acquisitions, net of cash acquired, an increase in cash used to purchase marketable securities and other investments, net of proceeds received from sales and maturities, and increased capital expenditures primarily related to real estate purchases.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities in the first half of fiscal 2017 was $6.7 billion in comparison to net cash used for financing activities of $7.1 billion during the first half of fiscal 2016. The change in financing activities cash flows during the first half of fiscal 2017 in comparison to the corresponding prior year period was primarily related to borrowing activities, net of debt repayments, for which we received $10.2 billion of net cash proceeds during the first half of fiscal 2017 (no debt issuances or repayments were made during the first half of fiscal 2016).

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2016	Change	2015
Net cash provided by operating activities	$14,249	9%	$13,113
Capital expenditures	(1,604)	0%	(1,606)

Free cash flow	$12,645	10%	$11,507

Net income	$8,820		$9,198

Free cash flow as percent of net income	143%		125%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $268 million and $299 million, respectively, or approximately 11% and 11%, respectively, of our new software licenses revenues in the first half of fiscal 2017 and 2016, and $43 million and $61 million, respectively, or approximately 4% and 5%, respectively, of our hardware products revenues in the first half of fiscal 2017 and 2016.

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

Other Fiscal 2017 Borrowings Activities: In the second quarter of fiscal 2017, we assumed $310 million par value of legacy NetSuite convertible notes due June 1, 2018 in connection with the acquisition of NetSuite (refer to Note 7 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for additional discussion).

In the second quarter of fiscal 2017, we assumed $113 million of debt due August 1, 2025 in connection with the acquisition of certain land and buildings.

In May 2016, we borrowed $3.8 billion pursuant to three revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2016 Credit Agreements). In June 2016, we repaid the $3.8 billion and the 2016 Credit Agreements expired pursuant to their terms.

Contractual Obligations:    During the first half of fiscal 2017, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 other than our issuance of $14.0 billion of senior notes. Additional details regarding our issuance of $14.0 billion of senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2013 has been a weighted-average annualized rate of 1.5% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and stock options are exercised. Of the outstanding stock options at November 30, 2016, which generally have a ten-year exercise period, 14.9% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we may reduce the level of our stock repurchases in the future, as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2016, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 11.1%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2017. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of November 30, 2016, approximately $6.3 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2016—September 30, 2016	4.2	$39.98	4.2	$6,675.0
October 1, 2016—October 31, 2016	4.3	$38.46	4.3	$6,508.5
November 1, 2016—November 30, 2016	4.2	$39.47	4.2	$6,341.7

Total	12.7	$39.29	12.7

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2016 and May 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended November 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended November 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended November 30, 2016 and 2015 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 19, 2016	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 19, 2016	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer