Form 10-Q
period 2017-02-28
ORACLE CORP
filed 2017-03-17
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

The number of shares of registrant’s common stock outstanding as of March 13, 2017 was: 4,114,684,000.

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

•

our belief that our Oracle Cloud IaaS offerings complement our cloud SaaS and PaaS offerings and allow us to offer customers additional opportunities to access Oracle technologies through the Oracle Cloud;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2017, which runs from June 1, 2016 to May 31, 2017.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2017 and May 31, 2016

(Unaudited)

(in millions, except per share data)	February 28, 2017	May 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,748	$20,152
Marketable securities	39,604	35,973
Trade receivables, net of allowances for doubtful accounts of $300 and $327 as of February 28, 2017 and May 31, 2016, respectively	3,721	5,385
Inventories	391	212
Prepaid expenses and other current assets	2,547	2,591

Total current assets	66,011	64,313

Non-current assets:
Property, plant and equipment, net	5,070	4,000
Intangible assets, net	7,788	4,943
Goodwill, net	42,504	34,590
Deferred tax assets	918	1,291
Other assets	3,091	3,043

Total non-current assets	59,371	47,867

Total assets	$125,382	$112,180

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$3,498	$3,750
Accounts payable	481	504
Accrued compensation and related benefits	1,516	1,966
Deferred revenues	7,388	7,655
Other current liabilities	2,907	3,333

Total current liabilities	15,790	17,208

Non-current liabilities:
Notes payable and other borrowings, non-current	50,469	40,105
Income taxes payable	5,162	4,908
Other non-current liabilities	2,938	2,169

Total non-current liabilities	58,569	47,182

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,115 shares and 4,131 shares as of February 28, 2017 and May 31, 2016, respectively	25,970	24,217
Retained earnings	25,576	23,888
Accumulated other comprehensive loss	(931)	(816)

Total Oracle Corporation stockholders’ equity	50,615	47,289
Noncontrolling interests	408	501

Total equity	51,023	47,790

Total liabilities and equity	$125,382	$112,180

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues:
Cloud software as a service and platform as a service	$1,011	$583	$2,686	$1,517
Cloud infrastructure as a service	178	152	525	477

Total cloud revenues	1,189	735	3,211	1,994

New software licenses	1,414	1,680	3,792	4,509
Software license updates and product support	4,762	4,669	14,331	14,048

Total on-premise software revenues	6,176	6,349	18,123	18,557

Total cloud and on-premise software revenues	7,365	7,084	21,334	20,551

Hardware products	520	604	1,478	1,746
Hardware support	508	531	1,559	1,639

Total hardware revenues	1,028	1,135	3,037	3,385
Total services revenues	812	793	2,464	2,517

Total revenues	9,205	9,012	26,835	26,453

Operating expenses:
Sales and marketing(1)	2,004	1,903	5,883	5,578
Cloud software as a service and platform as a service(1)	380	292	1,060	847
Cloud infrastructure as a service(1)	125	88	333	268
Software license updates and product support(1)	270	293	786	877
Hardware products(1)	290	338	775	967
Hardware support(1)	147	171	439	526
Services(1)	680	657	2,073	2,058
Research and development	1,521	1,419	4,551	4,253
General and administrative	241	290	859	832
Amortization of intangible assets	397	408	1,010	1,283
Acquisition related and other	30	11	84	35
Restructuring	161	115	346	293

Total operating expenses	6,246	5,985	18,199	17,817

Operating income	2,959	3,027	8,636	8,636
Interest expense	(450)	(360)	(1,317)	(1,105)
Non-operating income, net	189	65	437	179

Income before provision for income taxes	2,698	2,732	7,756	7,710
Provision for income taxes	459	590	1,653	1,623

Net income	$2,239	$2,142	$6,103	$6,087

Earnings per share:
Basic	$0.55	$0.51	$1.49	$1.43

Diluted	$0.53	$0.50	$1.45	$1.41

Weighted average common shares outstanding:
Basic	4,107	4,182	4,110	4,246

Diluted	4,204	4,256	4,207	4,328

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$2,239	$2,142	$6,103	$6,087
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	32	142	(39)	9
Net unrealized gains on defined benefit plans	9	5	16	25
Net unrealized gains (losses) on marketable securities	96	69	(117)	(47)
Net unrealized gains (losses) on cash flow hedges	4	(23)	25	(37)

Total other comprehensive income (loss), net	141	193	(115)	(50)

Comprehensive income	$2,380	$2,335	$5,988	$6,037

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

	Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$6,103	$6,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	722	643
Amortization of intangible assets	1,010	1,283
Deferred income taxes	111	(143)
Stock-based compensation	1,017	768
Tax benefits on the vesting of restricted stock-based awards and exercise of stock options	378	188
Other, net	96	116
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,673	1,746
(Increase) decrease in inventories	(178)	87
Decrease in prepaid expenses and other assets	308	95
Decrease in accounts payable and other liabilities	(862)	(890)
Decrease in income taxes payable	(388)	(112)
(Decrease) increase in deferred revenues	(330)	24

Net cash provided by operating activities	9,660	9,892

Cash flows from investing activities:
Purchases of marketable securities and other investments	(15,571)	(21,549)
Proceeds from maturities and sales of marketable securities and other investments	11,825	18,845
Acquisitions, net of cash acquired	(10,406)	(313)
Capital expenditures	(1,496)	(1,009)

Net cash used for investing activities	(15,648)	(4,026)

Cash flows from financing activities:
Payments for repurchases of common stock	(3,067)	(8,467)
Proceeds from issuances of common stock	1,309	802
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(237)	(82)
Payments of dividends to stockholders	(1,844)	(1,918)
Proceeds from borrowings, net of issuance costs	13,932	—
Repayments of borrowings	(4,094)	(2,000)
Distributions to noncontrolling interests	(200)	(85)

Net cash provided by (used for) financing activities	5,799	(11,750)

Effect of exchange rate changes on cash and cash equivalents	(215)	(249)

Net decrease in cash and cash equivalents	(404)	(6,133)
Cash and cash equivalents at beginning of period	20,152	21,716

Cash and cash equivalents at end of period	$19,748	$15,583

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$90	$—
(Decrease) increase in unsettled repurchases of common stock	$(69)	$3
Increase (decrease) in unsettled investment purchases	$5	$(148)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

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

During the first nine months of fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our condensed consolidated statements of cash flows and we have applied this provision on a retrospective basis. For the nine months ended February 29, 2016, net cash provided by operating activities increased by $61 million with a corresponding offset to net cash used for financing activities. Finally, ASU 2016-09 allows for the option to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period. We have elected to account for forfeitures as they occur and the net cumulative effect of this change was recognized as a $9 million increase to additional paid in capital, a $3 million increase to deferred tax assets and a $6 million reduction to retained earnings as of June 1, 2016.

In addition, in fiscal 2017, we also adopted the following Accounting Standards Updates, none of which had a material impact to our reported financial position or results of operations and cash flows:

•	ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control;

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash; and

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2017 and May 31, 2016 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2017 and February 29, 2016 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Transitional and other employee related costs	$15	$8	$31	$40
Stock-based compensation	22	—	33	3
Professional fees and other, net	(2)	1	26	10
Business combination adjustments, net	(5)	2	(6)	(18)

Total acquisition related and other expenses	$30	$11	$84	$35

Included in acquisition related and other expenses during the nine months ended February 29, 2016 is an acquisition related benefit of $19 million.

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

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Interest income	$197	$141	$578	$382
Foreign currency losses, net	(20)	(15)	(102)	(68)
Noncontrolling interests in income	(20)	(36)	(95)	(95)
Other income (loss), net	32	(25)	56	(40)

Total non-operating income, net	$189	$65	$437	$179

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

receivables sold to financial institutions were $296 million and $1.3 billion for the three and nine months ended February 28, 2017, respectively, and $304 million and $1.5 billion for the three and nine months ended February 29, 2016, respectively.

Recent Accounting Pronouncements

Goodwill Impairment:    In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us in our first quarter of fiscal 2021 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our consolidated financial statements.

Business Combinations:    In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. ASU 2017-01 is effective for us in our first quarter of fiscal 2019 on a prospective basis, and earlier adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. We are currently evaluating the impact of our pending adoption of ASU 2017-01 on our consolidated financial statements.

Income Taxes:    In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which changes the timing of when certain intercompany transactions are recognized within the provision for income taxes. ASU 2016-16 is effective for us in our first quarter of fiscal 2019 on a modified retrospective basis, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-16 on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, and collectively Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 is effective for us as of either our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change. We are also continuing to evaluate the provisions of Topic 606 related to costs for obtaining customer contracts.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

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

The total preliminary purchase price for NetSuite was approximately $9.1 billion, which consisted of approximately $9.0 billion in cash and $78 million for the fair values of restricted stock-based awards and stock options assumed. Pursuant to our business combinations accounting policy, we estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary fair values of net tangible assets and intangible assets acquired were based on preliminary valuations, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period. The following table summarizes the estimated preliminary fair values of net tangible liabilities and intangible assets acquired from NetSuite:

(in millions)
Cash and cash equivalents	$481
Trade receivables, net	32
Other assets	111
Intangible assets	3,157
Goodwill	6,713
Accounts payable and other liabilities	(132)
Deferred revenues	(163)
Debt	(342)
Deferred tax liabilities, net	(777)

Total	$9,080

We do not expect the goodwill recognized as a part of the NetSuite acquisition to be deductible for income tax purposes.

Other Fiscal 2017 and Fiscal 2016 Acquisitions

During the first nine months of fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually or in the aggregate significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $2.1 billion, which consisted of

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

approximately $2.1 billion in cash and $12 million for the fair values of restricted stock-based awards and stock options assumed. We preliminarily recorded $196 million of net tangible assets and $698 million of identifiable intangible assets, based on their estimated fair values, and $1.2 billion of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during the first nine months of fiscal 2017 were based upon preliminary calculations and valuations, and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

We also have entered into certain non-material agreements to acquire certain companies and expect these proposed acquisitions to close during the fourth quarter of fiscal 2017.

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

The unaudited pro forma financial information for the three and nine months ended February 28, 2017 combined the historical results of Oracle for the three and nine months ended February 28, 2017, the historical results of NetSuite for the six month period ended September 30, 2016 (adjusted due to differences in reporting periods and considering the date we acquired NetSuite) and the historical results of certain other companies that we acquired since the beginning of fiscal 2017 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

The unaudited pro forma financial information for the three and nine months ended February 29, 2016 combined the historical results of Oracle for the three and nine month periods ended February 29, 2016, the historical results of NetSuite for the three and nine months ended December 31, 2015 (adjusted due to differences in reporting periods) and the historical results of certain other companies that we acquired since the beginning of fiscal 2016 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Total revenues	$9,221	$9,306	$27,313	$27,295
Net income	$2,228	$1,932	$5,797	$5,454
Basic earnings per share	$0.54	$0.46	$1.41	$1.28
Diluted earnings per share	$0.53	$0.45	$1.38	$1.26

3.	FAIR VALUE MEASUREMENTS

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

February 28, 2017

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2017			May 31, 2016
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$235	$38,205	$38,440	$393	$35,095	$35,488
Commercial paper debt securities	—	4,327	4,327	—	2,155	2,155
Money market funds	2,002	—	2,002	3,750	—	3,750
Derivative financial instruments	—	23	23	—	122	122

Total assets	$2,237	$42,555	$44,792	$4,143	$37,372	$41,515

Liabilities:
Derivative financial instruments	$—	$262	$262	$—	$218	$218

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of February 28, 2017 and May 31, 2016, approximately 43% and 28%, respectively, of our marketable securities investments mature within one year and 57% and 72%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of our $54.0 billion and $40.1 billion of borrowings, which consisted primarily of senior notes and the related fair value hedges that were outstanding as of February 28, 2017 and May 31, 2016, respectively, the estimated fair values of senior notes and the related fair value hedges issued by Oracle using Level 2 inputs at February 28, 2017 and May 31, 2016 were $55.8 billion and $43.2 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	February 28, 2017	May 31, 2016
Raw materials	$244	$95
Work-in-process	46	31
Finished goods	101	86

Total	$391	$212

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2017 and the net book value of intangible assets as of February 28, 2017 and May 31, 2016 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life(1)
(in millions)	May 31, 2016	Additions	February 28, 2017	May 31, 2016	Expense	February 28, 2017	May 31, 2016	February 28, 2017
Developed technology	$3,661	$1,645	$5,306	$(1,876)	$(462)	$(2,338)	$1,785	$2,968	7 years
SaaS, PaaS and IaaS agreements and related relationships	2,034	2,084	4,118	(704)	(251)	(955)	1,330	3,163	10 years
Software support agreements and related relationships	2,419	—	2,419	(1,287)	(94)	(1,381)	1,132	1,038	—
Other	3,452	126	3,578	(2,756)	(203)	(2,959)	696	619	9 years

Total intangible assets, net	$11,566	$3,855	$15,421	$(6,623)	$(1,010)	$(7,633)	$4,943	$7,788	9 years

(1)	Represents weighted-average useful lives of intangible assets acquired during fiscal 2017.

Total amortization expense related to our intangible assets was $397 million and $1.0 billion, respectively, for the three and nine months ended February 28, 2017, respectively, and $408 million and $1.3 billion for the three and nine months ended February 29, 2016, respectively. As of February 28, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2017	$402
Fiscal 2018	1,362
Fiscal 2019	1,248
Fiscal 2020	1,058
Fiscal 2021	883
Fiscal 2022	779
Thereafter	2,056

Total intangible assets, net	$7,788

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2017 were as follows:

(in millions)	Cloud Software and On-Premise Software	Software License Updates and Product Support	Hardware Support	Consulting	Other, net(2)	Total Goodwill, net
Balances as of May 31, 2016	$15,747	$14,439	$2,367	$1,759	$278	$34,590
Goodwill from acquisitions	863	—	—	—	7,072	7,935
Goodwill adjustments, net(1)	(287)	(1)	—	(1)	268	(21)

Balances as of February 28, 2017	$16,323	$14,438	$2,367	$1,758	$7,618	$42,504

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

(2)

Represents goodwill allocated to our other operating segments and, as of February 28, 2017, approximately $6.7 billion of NetSuite goodwill that will be allocated based upon the finalization of purchase accounting valuations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In July 2016, we issued $14.0 billion, par value, of fixed-rate senior notes comprised of the following as of February 28, 2017:

		February 28, 2017
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate
$4,250, 1.90%, due September 2021	July 2016	$4,250	1.94%
$2,500, 2.40%, due September 2023	July 2016	2,500	2.40%
$3,000, 2.65%, due July 2026	July 2016	3,000	2.69%
$1,250, 3.85%, due July 2036	July 2016	1,250	3.85%
$3,000, 4.00%, due July 2046	July 2016	3,000	4.00%

Total fixed rate senior notes		$14,000

Unamortized discount/issuance costs		(63)

Total fixed rate senior notes, net		$13,937

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

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle Corporation. All existing and future indebtedness and liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes. We were in compliance with all debt-related covenants at February 28, 2017.

Other Fiscal 2017 Borrowings Activities

In connection with our acquisition of NetSuite in the second quarter of fiscal 2017 (see Note 2 above), we assumed $310 million par value of legacy NetSuite convertible notes (NetSuite Debt), which had a fair value of $342 million as of the acquisition date. Our acquisition of NetSuite triggered (a) the right of holders of the NetSuite Debt to convert their debt holdings into an amount payable in cash, at any time through December 22, 2016, based upon conversion formulas that are contained within the NetSuite Debt indenture and (b) the obligation of NetSuite to offer to repurchase the NetSuite Debt from each holder at a purchase price equal to par, plus accrued and unpaid interest, which offer expired on December 21, 2016. In December 2016, we repurchased and settled for cash substantially all of the NetSuite Debt.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

7.	RESTRUCTURING ACTIVITIES

Fiscal 2017 Oracle Restructuring Plan

During the first quarter of fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2017 Restructuring Plan). Our management subsequently supplemented the 2017 Restructuring Plan in the third quarter of fiscal 2017 to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $615 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $363 million of restructuring expenses in connection with the 2017 Restructuring Plan in the first nine months of fiscal 2017 and we expect to incur the majority of the estimated remaining $252 million through the end of fiscal 2018. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2016(2)	Nine Months Ended February 28, 2017				Accrued February 28, 2017(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud software and on-premise software	$—	$106	$(4)	$(57)	$1	$46	$102	$151
Software license updates and product support	—	23	—	(12)	4	15	23	31
Hardware business	—	67	(3)	(37)	(1)	26	64	161
Services business	—	44	—	(23)	—	21	44	76
Other	—	130	—	(69)	—	61	130	196

Total Fiscal 2017 Oracle Restructuring Plan	$—	$370	$(7)	$(198)	$4	$169	$363	$615

Total other restructuring plans(6)	$283	$8	$(25)	$(153)	$(16)	$97

Total restructuring plans	$283	$378	$(32)	$(351)	$(12)	$266

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at February 28, 2017 and May 31, 2016 included $247 million and $255 million, respectively, recorded in other current liabilities, and $19 million and $28 million, respectively, recorded in other non-current liabilities.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2017	May 31, 2016
Software license updates and product support	$5,163	$5,864
Cloud SaaS, PaaS and IaaS	1,169	705
Hardware support and other	595	675
Services	366	339
New software licenses	95	72

Deferred revenues, current	7,388	7,655
Deferred revenues, non-current (in other non-current liabilities)	560	536

Total deferred revenues	$7,948	$8,191

Deferred software license updates and product support revenues and deferred hardware support revenues represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred cloud software as a service (SaaS), platform as a service (PaaS) and infrastructure as a service (IaaS) revenues generally resulted from customer payments made in advance for our cloud-based offerings that are recognized over the corresponding contractual term. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses revenues typically resulted from customer payments that related to undelivered products or specified enhancements, customer specific acceptance provisions, time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

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

We held certain derivative and non-derivative instruments that were accounted for pursuant to ASC 815, Derivatives and Hedging (ASC 815) and that were utilized in a consistent manner as of February 28, 2017, May 31, 2016 and February 29, 2016 and during the three and nine months ended February 28, 2017 and February 29, 2016. These instruments include:

•

interest rate swap agreements, which are used to protect us against changes in the fair values of certain of our fixed-rate borrowings due to benchmark interest rate movements and are accounted for as fair value hedges;

•

cross-currency swap agreements, which are used to manage foreign currency exchange risk by converting certain of our fixed-rate Euro-denominated borrowings to fixed-rate U.S. Dollar denominated debt and are accounted for as cash flow hedges; and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

•

foreign currency borrowings, which are used to reduce the volatility in stockholders’ equity caused by the changes in the foreign currency exchange rates of the Euro with respect to the U.S. Dollar and are accounted for as net investment hedges.

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. The notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $2.3 billion and $2.7 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $2.0 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of February 28, 2017 and May 31, 2016. Included in our non-operating income, net were $74 million and $53 million of net losses related to these forward contracts for the three and nine months ended February 28, 2017, respectively and $93 million and $163 million of net gains for the three and nine months ended February 29, 2016, respectively.

See Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 for additional information regarding the purpose, accounting and classification of our derivative and non-derivative instruments. None of our derivative instruments are used for trading purposes. The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value
(in millions)	Balance Sheet Location	February 28, 2017	May 31, 2016
Interest rate swap agreements designated as fair value hedges	Other assets	$23	$122

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(262)	$(218)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(951)	$(991)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016		February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Cross-currency swap agreements designated as cash flow hedges	$6	$29	$(44)	$(16)	Non-operating income, net	$2	$52	$(69)	$21

Foreign currency borrowings designated as net investment hedge	$(1)	$(31)	$42	$(13)	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative					Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
(in millions)		February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016		February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Interest rate swap agreements designated as fair value hedges	Interest expense	$(31)	$76	$(99)	$90	Interest expense	$31	$(76)	$99	$(90)

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

10.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of February 28, 2017, approximately $5.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 74.6 million shares for $3.0 billion during the nine months ended February 28, 2017 (including 0.6 million shares for $25 million that were repurchased but not settled) and 222.7 million shares for $8.4 billion during the nine months ended February 29, 2016 under the stock repurchase program.

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

Dividends on Common Stock

During the nine months ended February 28, 2017, our Board of Directors declared cash dividends of $0.45 per share of our outstanding common stock, which we paid during the same period.

In March 2017, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock, an increase of $0.04 per share over the prior period dividend. The dividend is payable on April 26, 2017 to stockholders of record as of the close of business on April 12, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock-Based Compensation Expense and Valuations of Stock Awards

During the first nine months of fiscal 2017, we issued 52 million restricted stock-based awards (consisting of 50 million service-based restricted stock units (RSUs) and 2 million performance-based restricted stock units (PSUs)) and 21 million stock options. Substantially all of the awards were issued as a part of our annual stock-based award process or in connection with our acquisitions and are subject to service-based vesting restrictions, with the PSUs also having performance-based vesting restrictions, that are of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016. Approximately 7 million of the 21 million stock options granted during the first nine months of fiscal 2017 were to our Chief Executive Officers and Chief Technology Officer and had contractual lives of five years versus the ten year contractual lives for most of the other stock options granted. Our fiscal 2017 stock-based award issuances were partially offset by forfeitures and cancellations of 10 million shares during the first nine months of fiscal 2017.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales and marketing	$96	$57	$228	$163
Cloud software as a service and platform as a service	6	4	17	13
Cloud infrastructure as a service	1	1	3	3
Software license updates and product support	6	6	18	18
Hardware products	2	1	6	4
Hardware support	1	1	3	4
Services	14	7	31	22
Research and development	191	154	574	452
General and administrative	32	29	104	86
Acquisition related and other	22	—	33	3

Total stock-based compensation	$371	$260	$1,017	$768

11.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, changes in unrecognized tax benefits due to settlements with tax authorities and other events, and the U.S. domestic production activity deduction. In addition, beginning in fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to the tax effects of stock-based compensation. Our effective tax rate was 17.0% and 21.3% for the three and nine months ended February 28, 2017, respectively, and 21.6% and 21.0% for the three and nine months ended February 29, 2016, respectively.

Our net deferred tax assets were $134 million and $1.1 billion as of February 28, 2017 and May 31, 2016, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

February 28, 2017

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

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

February 28, 2017

(Unaudited)

The following table presents summary results for each of our three businesses and for the operating segments of our cloud and on-premise software and hardware businesses:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Cloud software and on-premise software:
Revenues(1)	$2,494	$2,265	$6,598	$6,030
Cloud software as a service and platform as a service expenses	369	284	1,026	822
Sales, marketing and distribution expenses	1,666	1,574	4,873	4,569

Margin(2)	$459	$407	$699	$639
Cloud infrastructure as a service:
Revenues	$178	$152	$525	$477
Cloud infrastructure as a service expenses	122	84	323	256
Sales, marketing and distribution expenses	14	17	46	54

Margin(2)	$42	$51	$156	$167
Software license updates and product support:
Revenues(1)	$4,762	$4,669	$14,332	$14,049
Software license updates and product support expenses	253	276	733	823

Margin(2)	$4,509	$4,393	$13,599	$13,226
Total cloud and on-premise software business:
Revenues(1)	$7,434	$7,086	$21,455	$20,556
Expenses	2,424	2,235	7,001	6,524

Margin(2)	$5,010	$4,851	$14,454	$14,032
Hardware products:
Revenues	$520	$604	$1,478	$1,746
Hardware products expenses	288	337	769	963
Sales, marketing and distribution expenses	195	202	597	625

Margin(2)	$37	$65	$112	$158
Hardware support:
Revenues(1)	$508	$531	$1,560	$1,640
Hardware support expenses	140	165	420	504

Margin(2)	$368	$366	$1,140	$1,136
Total hardware business:
Revenues(1)	$1,028	$1,135	$3,038	$3,386
Expenses	623	704	1,786	2,092

Margin(2)	$405	$431	$1,252	$1,294
Total services business:
Revenues	$812	$793	$2,464	$2,519
Services expenses	645	630	1,978	1,976

Margin(2)	$167	$163	$486	$543
Totals:
Revenues(1)	$9,274	$9,014	$26,957	$26,461
Expenses	3,692	3,569	10,765	10,592

Margin(2)	$5,582	$5,445	$16,192	$15,869

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

February 28, 2017

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Total revenues for operating segments	$9,274	$9,014	$26,957	$26,461
Cloud software as a service and platform as a service revenues(1)	(69)	(2)	(120)	(6)
Software license updates and product support revenues(1)	—	—	(1)	(1)
Hardware support revenues(1)	—	—	(1)	(1)

Total revenues	$9,205	$9,012	$26,835	$26,453

Total margin for operating segments	$5,582	$5,445	$16,192	$15,869
Cloud software as a service and platform as a service revenues(1)	(69)	(2)	(120)	(6)
Software license updates and product support revenues(1)	—	—	(1)	(1)
Hardware support revenues(1)	—	—	(1)	(1)
Research and development	(1,285)	(1,219)	(3,835)	(3,652)
Corporate, general and administrative and information technology expenses	(332)	(403)	(1,175)	(1,197)
Amortization of intangible assets	(397)	(408)	(1,010)	(1,283)
Acquisition related and other	(30)	(11)	(84)	(35)
Restructuring	(161)	(115)	(346)	(293)
Stock-based compensation	(349)	(260)	(984)	(765)
Interest expense	(450)	(360)	(1,317)	(1,105)
Non-operating income, net	189	65	437	179

Income before provision for income taxes	$2,698	$2,732	$7,756	$7,710

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

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$2,239	$2,142	$6,103	$6,087

Weighted average common shares outstanding	4,107	4,182	4,110	4,246
Dilutive effect of employee stock plans	97	74	97	82

Dilutive weighted average common shares outstanding	4,204	4,256	4,207	4,328

Basic earnings per share	$0.55	$0.51	$1.49	$1.43
Diluted earnings per share	$0.53	$0.50	$1.45	$1.41
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	76	67	75	62

(1)	These weighted shares relate to anti-dilutive restricted stock-based awards and stock options as calculated using the treasury stock method and could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

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

The court bifurcated the trial and tried HP’s causes of action for declaratory relief and promissory estoppel without a jury in June 2012. The court issued a final statement of decision on August 28, 2012, finding that the Hurd Settlement Agreement required Oracle to continue to develop certain of its software products for use on HP’s Itanium-based servers and to port such products at no cost to HP for as long as HP sells those servers (the Phase One Ruling). A jury trial began on May 23, 2016. On June 30, 2016, the jury returned a verdict in favor of HP on its claims for breach of contract and breach of the implied covenant of good faith and fair dealing and against Oracle on its claim for violation of the Lanham Act (the Phase Two Jury Verdict). The jury awarded HP damages in the amount of $3.0 billion, and HP is entitled to post-judgment interest on this award. On August 30, 2016, the court denied HP’s motion for pre-judgment interest. Judgment was entered on October 20, 2016. Oracle posted certain court-mandated surety bonds with the court in order to proceed with its motion for a new trial and entered into related indemnification agreements with each of the surety bond issuing companies. Oracle filed a motion for a new trial on November 14, 2016, which was denied.

Oracle filed its notice of appeal on January 17, 2017, specifying that it was appealing the trial court’s Phase One Ruling and Phase Two Jury Verdict. On February 2, 2017, HP filed a notice of appeal of the trial court’s denial of pre-judgment interest. No amounts have been paid or recorded to our results of operations either prior to or subsequent to the Phase One Ruling or Phase Two Jury Verdict. We continue to believe that we have meritorious defenses against HP’s claims, and we intend to present these defenses to the appellate court. Among the arguments we expect to make on appeal are the following: the trial court misapplied fundamental principles of contract law and misinterpreted the Hurd Settlement Agreement, including by disregarding the context of the Hurd Settlement Agreement and the evidence of the parties’ mutual intentions; that HP’s breach of contract claim should fail as a matter of law because HP does not claim and did not prove that Oracle failed to deliver any software under the trial court’s interpretation of the contract; that awarding HP both damages for breach of the Hurd Settlement Agreement and specific performance of that agreement constitutes an improper double recovery; and that the damages award is excessive, unsupported by the evidence, and contrary to law. We cannot currently estimate a reasonably possible range of loss for this action due to the complexities and uncertainty surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact to our future cash flows and results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2017

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

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—application, platform and infrastructure. Our Oracle Cloud offerings provide a comprehensive and fully integrated stack of application, platform, compute, storage, and networking services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our on-premise offerings include Oracle database and middleware software, application software, hardware (Oracle Engineered Systems, servers, storage, networking and industry-specific products), and related support and services. We provide our cloud and on-premise offerings to customers worldwide via deployment models that best suit their needs.

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

In addition to providing a broad spectrum of cloud offerings, we develop and sell our products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how all components within IT environments—application, platform and infrastructure—interact and function with one another. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to take advantage of our research and development investments and deep IT expertise by purchasing and renewing Oracle support offerings, which may include product enhancements that we periodically deliver to our software products, among others, and by renewing their SaaS, PaaS and IaaS contracts with us.

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

Our selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. During the second quarter of fiscal 2017, we acquired NetSuite Inc. (NetSuite), which contributed to the growth in our cloud

SaaS and PaaS revenues, among others, from the date of acquisition. Note 2 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our acquisition of NetSuite. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

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

Cloud and On-Premise Software Business

Our cloud and on-premise software business, which represented 80% of our total revenues on a trailing 4-quarter basis, is comprised of three operating segments: (1) cloud software and on-premise software, (2) cloud IaaS and (3) software license updates and product support. On a constant currency basis, we expect that our cloud and on-premise software business’ total revenues generally will continue to increase due to demand for our on-premise software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts, expected growth from our cloud SaaS, PaaS and IaaS offerings, and contributions from our acquisitions, which should allow us to grow and continue to make investments in research and development.

Cloud Software and On-Premise Software:    Our cloud software and on-premise software line of business markets, sells and delivers a broad spectrum of application and platform technologies through our SaaS and PaaS offerings, which are certain of our software applications and platforms that are delivered via a cloud-based IT environment that we host, manage and support. Our cloud software and on-premise software line of business also licenses our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, for on-premise and other IT environments.

We believe that the comprehensiveness and breadth of our SaaS, PaaS and on-premise software offerings provide greater benefit to our customers and differentiates us from many of our competitors that offer more limited or specialized software offerings. Our SaaS and PaaS offerings are designed to be interoperable with one another, thereby limiting the integration and tuning of multiple cloud applications from multiple vendors. Our SaaS and PaaS offerings are designed to deliver secure data isolation and flexible upgrades, self-service access controls for users, a Service-Oriented Architecture (SOA) for integration with on-premise systems, and a high performance, high availability infrastructure based on our infrastructure technologies including our Oracle Engineered Systems. Our on-premise software offerings are substantially designed to operate on both single server and clustered server configurations for cloud or on-premise IT environments, and to support a choice of operating systems including Oracle Solaris, Oracle Linux, Microsoft Windows and third party UNIX products, among others. Our commitment to industry standards results in software offerings that work in customer environments with Oracle or non-Oracle hardware or software components and that can be adapted to meet specific industry or business needs. We focus the engineering of our products and services to best connect cloud and on-premise deployment models to enable flexibility, ease, agility, compatibility, extensibility and seamlessness. All of these approaches are designed to support customer choice and reduce customer risk. Our customers include businesses of many sizes, government agencies, educational institutions and resellers. We market and sell our cloud software and on-premise software offerings to these customers with a sales force positioned to offer the combinations that best fit customer needs. We enable customers to evolve and transform to substantially any IT environment at whatever pace is most appropriate for them.

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

Cloud software and on-premise software revenues represented 27% of our total revenues on a trailing 4-quarter basis. Our cloud software and on-premise software segment’s margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this segment are predominantly fixed in the short term. As discussed further below under “Supplemental Disclosure Related to Certain Charges,” our cloud software and on-premise software segment’s margin has been and will continue to be affected by the fair value adjustments relating to the cloud SaaS and PaaS obligations that we assumed in our business combinations and by the amortization of intangible assets associated with companies and technologies that we have acquired.

Cloud Infrastructure as a Service:    Our cloud IaaS segment, which represented 2% of our total revenues on a trailing 4-quarter basis, provides Oracle Cloud IaaS offerings, which are infrastructure cloud services that are enterprise-grade, hosted and supported within the Oracle Cloud to perform elastic compute, storage and networking services on a subscription basis. Our cloud IaaS segment also offers Oracle Managed Cloud Services, which are comprehensive software and hardware management and maintenance services for customer IT infrastructure for a fee for a stated term that are hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities. We believe that our Oracle Cloud IaaS offerings complement our SaaS and PaaS offerings and allow us to offer customers additional opportunities to access Oracle technologies through the Oracle Cloud to meet their IT needs.

Software License Updates and Product Support:    Software license updates and product support revenues are generated through the sale of software support contracts relating to on-premise new software licenses purchased by our customers. Customers that purchase software license updates and product support are granted rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration. Substantially all of our on-premise software license customers renew their software license updates and product support contracts annually. The growth of software license updates and product support revenues is primarily influenced by four factors: (1) the percentage of our software support contract customer base that renews its software support contracts; (2) the amount of new software support contracts sold in connection with the sale of new software licenses; (3) the amount of new software license revenues sold; and (4) the amount of software support contracts assumed from companies we have acquired.

Our software license updates and product support segment, which represented 51% of our total revenues on a trailing 4-quarter basis, is our highest margin business unit. Our software support margins over the trailing 4-quarters were 93% and accounted for 87% of our total margins over the same period. Over the longer term, we believe that software license updates and product support revenues and margins will grow for the following reasons:

•	substantially all new software licenses transactions result in the sale of software license updates and product support contracts, which add to our software support contract base;

•	substantially all of our on-premise new software license customers, including customers from acquired companies, renew their software support contracts when eligible for renewal; and

•	our acquisitions have increased our software support contract base, as well as the portfolio of products available to be licensed and supported.

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

Services Business

Our services business, which represented 8% of our total revenues on a trailing 4-quarter basis, is comprised of the remainder of our operating segments. Our services business has lower margins than our cloud and on-premise software and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending, our strategic emphasis on growing our cloud revenues and the growth in our software and hardware offerings. Our services business’ offerings include:

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

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies.

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

During the first nine months of fiscal 2017, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impact of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2017 compared to the same periods of fiscal 2016 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2017 compared to the same periods of fiscal 2016, we may qualitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in certain of our operating segments’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses and operating segments into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

For purposes of presentation of amortization of intangible assets within our condensed consolidated statements of operations included elsewhere in this Quarterly Report, we present a single line item within operating expenses and provide appropriate supplemental footnote disclosure. With respect to the presentation and discussion of our segments’ results for the periods presented, we have assigned the amortization of our intangible assets to the lines of business to which such amortization pertains and also have provided a discussion and presentation of comparative movements for such intangible amortization amounts in totality.

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

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our segments’ revenues and expenses. As a result, each segment’s revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2016, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2017 and February 29, 2016, our financial statements would reflect reported revenues of $1.06 million in the first nine months of fiscal 2017 (using 1.06 as the month-end average exchange rate for the period) and $1.10 million in the first nine months of fiscal 2016 (using 1.10 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and nine months ended February 28, 2017 and February 29, 2016 using the May 31, 2016 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Total Revenues by Geography:
Americas	$5,219	6%	5%	$4,942	$14,971	2%	2%	$14,620
EMEA(1)	2,558	-4%	1%	2,661	7,529	-3%	2%	7,761
Asia Pacific(2)	1,428	1%	0%	1,409	4,335	6%	3%	4,072

Total revenues	9,205	2%	3%	9,012	26,835	1%	2%	26,453
Total Operating Expenses	6,246	4%	5%	5,985	18,199	2%	3%	17,817

Total Operating Margin	$2,959	-2%	-1%	$3,027	$8,636	0%	1%	$8,636

Total Operating Margin %	32%			34%	32%			33%
% Revenues by Geography:
Americas	57%			55%	56%			55%
EMEA	27%			29%	28%			29%
Asia Pacific	16%			16%	16%			16%
Total Revenues by Business:
Cloud and on-premise software	$7,365	4%	5%	$7,084	$21,334	4%	5%	$20,551
Hardware	1,028	-9%	-9%	1,135	3,037	-10%	-9%	3,385
Services	812	2%	3%	793	2,464	-2%	-1%	2,517

Total revenues	$9,205	2%	3%	$9,012	$26,835	1%	2%	$26,453

% Revenues by Business:
Cloud and on-premise software	80%			78%	80%			78%
Hardware	11%			13%	11%			13%
Services	9%			9%	9%			9%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region includes Japan

Fiscal Third Quarter 2017 Compared to Fiscal Third Quarter 2016:    Excluding the effects of foreign currency rate variations, our total revenues increased in the third quarter of fiscal 2017 due to growth in our cloud and on-premise software revenues and services revenues, partially offset by a decrease in our hardware business’ revenues. The constant currency increase in our cloud and on-premise software revenues during the third quarter of fiscal 2017 was attributable to growth in our SaaS, PaaS and IaaS revenues, growth in our software license updates and product support revenues, and revenue contributions from our recent acquisitions and was partially offset by decreases in our new software licenses revenues. The constant currency increase in our services business’ revenues during the third quarter of fiscal 2017 was primarily due to revenue contributions from our recent acquisitions. The constant currency decrease in our hardware business’ revenues during the third quarter of fiscal 2017 was due to a reduction in our hardware products revenues and hardware support revenues. In constant currency, the Americas region contributed 91%, the EMEA region contributed 8% and the Asia Pacific region contributed 1% to the growth in our total revenues during the third quarter of fiscal 2017.

Excluding the effects of foreign currency rate variations, our total operating expenses increased during the third quarter of fiscal 2017 relative to the prior year period. In constant currency, we incurred higher sales and marketing and research and development expenses during the third quarter of fiscal 2017 due primarily to increased headcount, and higher cloud SaaS, PaaS and IaaS expenses resulting primarily from increased headcount and infrastructure expenses to support the increase in our cloud SaaS, PaaS and IaaS revenues. These constant currency expense increases in the third quarter of fiscal 2017 were partially offset by lower hardware products expenses due to a decline in hardware products revenues, lower software support and hardware support costs due primarily to lower headcount, and lower general and administrative expenses due primarily to lower professional fees, each in the third quarter of fiscal 2017 compared to the prior year period.

In constant currency, our total operating margin and total operating margin as a percentage of revenues declined slightly during the third quarter of fiscal 2017 due to our total expenses growing at a faster rate than our total revenues.

First Nine Months Fiscal 2017 Compared to First Nine Months Fiscal 2016:    Excluding the effects of currency rate variations, our total revenues increased in the first nine months of fiscal 2017 due to growth in our cloud and on-premise software revenues, which was attributable to similar reasons as those noted above, and was partially offset by decreases in our hardware business’ and services business’ revenues. In constant currency, the Americas region contributed 56%, the EMEA region contributed 22% and the Asia Pacific region contributed 22% to the growth in our total revenues during the first nine months of fiscal 2017.

Excluding the effects of currency rate variations, our total operating expenses increased during the first nine months of fiscal 2017 primarily due to constant currency expense increases in sales and marketing, research and development, and cloud SaaS, PaaS and IaaS expenses, all generally for similar reasons as noted above. These constant currency expense increases during the first nine months of fiscal 2017 were partially offset by lower hardware products expenses, lower software support expenses, and lower hardware support expenses, all generally for similar reasons as noted above, and lower intangible asset amortization due to certain of our intangible assets that became fully amortized primarily in our software license updates and product support segment.

In constant currency, our total operating margin and total operating margin as a percentage of revenues increased slightly during the first nine months of fiscal 2017 due to the constant currency increase in our total revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items that (increased) reduced our GAAP net income:

	Three Months Ended		Nine Months Ended
(in millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Cloud software as a service and platform as a service deferred revenues(1)	$69	$2	$120	$6
Software license updates and product support deferred revenues(1)	—	—	1	1
Hardware support deferred revenues(1)	—	—	1	1
Acquired deferred sales commissions amortization(2)	(21)	—	(29)	—
Amortization of intangible assets(3)	397	408	1,010	1,283
Acquisition related and other(4)(6)	30	11	84	35
Restructuring(5)	161	115	346	293
Stock-based compensation(6)	349	260	984	765
Income tax effects(7)	(336)	(207)	(823)	(658)

	$649	$589	$1,694	$1,726

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 28, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2017	$402
Fiscal 2018	1,362
Fiscal 2019	1,248
Fiscal 2020	1,058
Fiscal 2021	883
Fiscal 2022	779
Thereafter	2,056

Total intangible assets, net	$7,788

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first nine months of fiscal 2017 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Restructuring expenses during the first nine months of fiscal 2016 primarily related to costs incurred pursuant to our 2015 Oracle Restructuring Plan (2015 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Sales and marketing	$96	$57	$228	$163
Cloud software as a service and platform as a service	6	4	17	13
Cloud infrastructure as a service	1	1	3	3
Software license updates and product support	6	6	18	18
Hardware products	2	1	6	4
Hardware support	1	1	3	4
Services	14	7	31	22
Research and development	191	154	574	452
General and administrative	32	29	104	86

Subtotal	$349	$260	$984	$765
Acquisition related and other	22	—	33	3

Total stock-based compensation	$371	$260	$1,017	$768

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the third quarter and first nine months of fiscal 2017 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 21.6% and 24.1%, respectively, instead of 17.0% and 21.3%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets and the net tax effects of stock-based compensation. Income tax effects for the third quarter and first nine months of fiscal 2016 were calculated reflecting effective tax rates of 22.6% for both fiscal 2016 periods presented, instead of 21.6% and 21.0%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Cloud Software and On-Premise Software Revenues:
Americas	$1,418	19%	19%	$1,189	$3,641	12%	12%	$3,262
EMEA	616	-5%	0%	645	1,646	0%	5%	1,651
Asia Pacific	391	-9%	-10%	429	1,191	7%	4%	1,113

Total revenues	2,425	7%	8%	2,263	6,478	7%	8%	6,026
Expenses:
Cloud software as a service and platform as a service(1)	374	30%	31%	288	1,043	25%	27%	834
Sales and marketing(1)	1,693	4%	5%	1,620	4,989	6%	7%	4,712
Stock-based compensation	98	73%	73%	57	229	39%	39%	165
Amortization of intangible assets(2)	290	43%	43%	204	713	13%	13%	634

Total expenses	2,455	13%	14%	2,169	6,974	10%	11%	6,345

Total Margin	$(30)	-131%	-118%	$94	$(496)	56%	62%	$(319)

Total Margin %	-1%			4%	-8%			-5%
% Revenues by Geography:
Americas	58%			53%	57%			54%
EMEA	25%			28%	25%			27%
Asia Pacific	17%			19%	18%			19%
Revenues by Software Offerings:
Cloud software as a service and platform as a service	$1,011	73%	74%	$583	$2,686	77%	79%	$1,517
New software licenses	1,414	-16%	-15%	1,680	3,792	-16%	-15%	4,509

Total cloud software and on-premise software revenues	$2,425	7%	8%	$2,263	$6,478	7%	8%	$6,026

% Revenues by Software Offerings:
Cloud software as a service and platform as a service	42%			26%	41%			25%
New software licenses	58%			74%	59%			75%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, total revenues from our cloud software and on-premise software segment increased by 8 percentage points in each of the third quarter and first nine months of fiscal 2017, respectively, relative to the corresponding prior year periods due to growth in our cloud SaaS and PaaS revenues and revenue contributions from our recent acquisitions, including our acquisition of NetSuite, and were partially offset by decreases in our new software licenses revenues. The increases in our cloud SaaS and PaaS revenues and decreases in our new software licenses revenues during the fiscal 2017 periods presented were primarily due to the continued strategic emphasis placed on selling, marketing and growing our cloud software offerings and we expect these revenue trends will continue. During the third quarter of fiscal 2017, constant currency revenues growth in the Americas region was partially offset by a revenues decline in the Asia Pacific region. During the first nine months of fiscal 2017, the Americas, EMEA and Asia Pacific regions contributed constant currency regional growth of 76%, 15% and 9%, respectively.

As a result of our acquisitions, we recorded adjustments to reduce assumed cloud SaaS and PaaS obligations to their estimated fair values as of the acquisition dates. Due to our application of business combination accounting rules, cloud SaaS and PaaS revenues in the amounts of $69 million and $2 million for the third quarter of fiscal 2017 and 2016, respectively, and $120 million and $6 million for the first nine months of fiscal 2017 and 2016, respectively, were not recognized during the aforementioned periods and would have been otherwise reported as revenues by our acquired businesses as independent entities.

In reported currency, new software licenses revenues earned from transactions of $3 million or greater decreased by 1% and 7% in the third quarter and first nine months of fiscal 2017, respectively, and represented 30% and 26% of our new software licenses revenues in the third quarter and first nine months of fiscal 2017, respectively, in comparison to 25% and 24% in the third quarter and first nine months of fiscal 2016, respectively.

In constant currency, total cloud software and on-premise software expenses increased in the fiscal 2017 periods presented primarily due to higher employee related expenses from increased headcount, higher cloud SaaS and PaaS expenses from increased headcount and infrastructure expenses that were incurred to support the related cloud SaaS and PaaS revenues increases, higher stock-based compensation, and higher amortization of intangible assets due to our recent acquisitions, primarily our acquisition of NetSuite.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Cloud Infrastructure as a Service Revenues:
Americas	$131	16%	16%	$113	$382	9%	10%	$349
EMEA	36	19%	30%	30	106	5%	17%	100
Asia Pacific	11	24%	21%	9	37	36%	30%	28

Total revenues	178	17%	19%	152	525	10%	13%	477
Expenses:
Cloud infrastructure as a service(1)	124	43%	45%	87	330	25%	26%	265
Sales and marketing(1)	15	-15%	-14%	17	48	-13%	-11%	55
Stock-based compensation	1	-5%	-5%	1	4	8%	8%	3
Amortization of intangible assets(2)	1	-22%	-22%	1	7	67%	67%	4

Total expenses	141	32%	34%	106	389	19%	20%	327

Total Margin	$37	-18%	-15%	$46	$136	-9%	-5%	$150

Total Margin %	21%			30%	26%			31%
% Revenues by Geography:
Americas	73%			74%	73%			73%
EMEA	20%			20%	20%			21%
Asia Pacific	7%			6%	7%			6%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of unfavorable currency rate fluctuations, our total cloud IaaS segment revenues increased in the fiscal 2017 periods presented due primarily to growth in our Oracle Cloud IaaS offerings. Excluding the effects of currency rate fluctuations, the Americas region contributed 62% and 59%, respectively, the EMEA region contributed 31% and 27%, respectively, and the Asia Pacific region contributed 7% and 14%, respectively, to the increases in our total cloud IaaS segment revenues during the third quarter and first nine months of fiscal 2017, respectively.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Software License Updates and Product Support Revenues:
Americas	$2,731	3%	2%	$2,662	$8,133	2%	2%	$7,965
EMEA	1,367	-2%	3%	1,394	4,179	-2%	3%	4,257
Asia Pacific	664	8%	7%	613	2,019	11%	7%	1,826

Total revenues	4,762	2%	3%	4,669	14,331	2%	3%	14,048
Expenses:
Software license updates and product support(1)	264	-8%	-8%	287	768	-11%	-10%	859
Stock-based compensation	6	5%	5%	6	18	5%	5%	18
Amortization of intangible assets(2)	36	-73%	-73%	131	120	-71%	-71%	413

Total expenses	306	-28%	-28%	424	906	-30%	-29%	1,290

Total Margin	$4,456	5%	6%	$4,245	$13,425	5%	6%	$12,758

Total Margin %	94%			91%	94%			91%
% Revenues by Geography:
Americas	57%			57%	57%			57%
EMEA	29%			30%	29%			30%
Asia Pacific	14%			13%	14%			13%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, software license updates and product support revenues increased in the fiscal 2017 periods presented as a result of substantially all customers electing to purchase software support contracts in conjunction with their new software licenses purchased during the trailing 4-quarter period, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. Excluding the effects of currency rate fluctuations, the Americas region contributed 37% and 40%, respectively, the EMEA region contributed 29% and 28%, respectively, and the Asia Pacific region contributed 34% and 32%, respectively, to the increase in software license updates and product support revenues during the third quarter and first nine months of fiscal 2017, respectively.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Products Revenues:
Americas	$237	-18%	-19%	$289	$712	-20%	-20%	$892
EMEA	158	-17%	-14%	192	429	-14%	-10%	500
Asia Pacific	125	1%	1%	123	337	-5%	-6%	354

Total revenues	520	-14%	-13%	604	1,478	-15%	-14%	1,746
Expenses:
Hardware products(1)	288	-14%	-14%	337	769	-20%	-19%	963
Sales and marketing(1)	200	-4%	-4%	209	618	-5%	-4%	648
Stock-based compensation	6	18%	18%	5	21	35%	35%	15
Amortization of intangible assets(2)	52	56%	56%	34	113	-2%	-2%	116

Total expenses	546	-6%	-6%	585	1,521	-13%	-12%	1,742

Total Margin	$(26)	-244%	-234%	$19	$(43)	-926%	-807%	$4

Total Margin %	-5%			3%	-3%			0%
% Revenues by Geography:
Americas	46%			48%	48%			51%
EMEA	30%			32%	29%			29%
Asia Pacific	24%			20%	23%			20%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, total hardware products revenues decreased in the fiscal 2017 periods presented in comparison to the corresponding prior year periods primarily due to reductions in sales volumes of certain of our product lines, including lower margin products, partially offset by revenues growth in certain of our Oracle Engineered Systems. On a constant currency basis, hardware products revenues declined across all regions during the fiscal 2017 periods presented relative to the corresponding prior years with the exception of Asia Pacific during the third quarter of fiscal 2017, which grew modestly.

Excluding the effects of currency rate fluctuations, total hardware products expenses decreased in the fiscal 2017 periods presented relative to the corresponding prior year periods primarily due to lower hardware products costs associated with lower hardware products revenues.

For the fiscal 2017 periods presented, total margin and total margin as a percentage of revenues for our hardware products segment decreased on a constant currency basis in comparison to the corresponding prior year periods primarily due to the decrease in our total revenues for this segment.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Support Revenues:
Americas	$274	-3%	-3%	$281	$835	-3%	-3%	$863
EMEA	142	-10%	-6%	158	440	-11%	-7%	495
Asia Pacific	92	1%	-1%	92	284	1%	-2%	281

Total revenues	508	-4%	-3%	531	1,559	-5%	-4%	1,639
Expenses:
Hardware support(1)	146	-15%	-14%	170	436	-17%	-16%	522
Stock-based compensation	1	-7%	-7%	1	3	-17%	-17%	4
Amortization of intangible assets(2)	18	-52%	-52%	36	56	-49%	-49%	110

Total expenses	165	-21%	-20%	207	495	-22%	-22%	636

Total Margin	$343	7%	8%	$324	$1,064	6%	7%	$1,003

Total Margin %	68%			61%	68%			61%
% Revenues by Geography:
Americas	54%			53%	54%			53%
EMEA	28%			30%	28%			30%
Asia Pacific	18%			17%	18%			17%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Excluding the effects of currency rate fluctuations, hardware support revenues decreased in the fiscal 2017 periods presented in comparison to the corresponding prior year periods primarily due to reductions in sales volumes of certain of our hardware product lines for which we offer hardware support. On a constant currency basis, hardware support revenues declined across all regions during the fiscal 2017 periods presented.

Excluding the effects of currency rate fluctuations, total hardware support expenses decreased in the fiscal 2017 periods presented primarily due to lower employee related expenses resulting from lower headcount and a reduction in expenses associated with certain of our intangible assets that became fully amortized.

In constant currency, total hardware support margin and margin as a percentage of total revenues increased in the fiscal 2017 periods presented in comparison to the corresponding prior year periods primarily due to the total expense reductions for this segment.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Services Revenues:
Americas	$428	5%	4%	$408	$1,268	-2%	-1%	$1,289
EMEA	239	-1%	4%	242	729	-4%	2%	758
Asia Pacific	145	1%	0%	143	467	-1%	-3%	470

Total revenues	812	2%	3%	793	2,464	-2%	-1%	2,517
Expenses:
Services(1)	666	2%	3%	650	2,042	0%	2%	2,036
Stock-based compensation	14	98%	98%	7	31	43%	43%	22
Amortization of intangible assets(2)	—	-83%	-83%	2	1	-77%	-77%	6

Total expenses	680	3%	4%	659	2,074	0%	2%	2,064

Total Margin	$132	-2%	-2%	$134	$390	-14%	-13%	$453

Total Margin %	16%			17%	16%			18%
% Revenues by Geography:
Americas	53%			51%	51%			51%
EMEA	29%			31%	30%			30%
Asia Pacific	18%			18%	19%			19%

(1)	Excluding stock-based compensation

(2)	Included as a component of ‘Amortization of Intangible Assets’ in our condensed consolidated statements of operations

Fiscal Third Quarter 2017 Compared to Fiscal Third Quarter 2016:    Excluding the effects of currency rate fluctuations, our total services revenues increased in the third quarter of fiscal 2017. Constant currency increases in our consulting revenues during the third quarter of fiscal 2017, which were primarily attributable to revenue contributions from our recent acquisitions, were partially offset by constant currency decreases in our education revenues. On a constant currency basis, services revenues growth during the third quarter of fiscal 2017 was primarily attributable to the Americas and EMEA regions.

In constant currency, total services expenses increased during the third quarter of fiscal 2017 primarily due to an increase in expenses associated with our consulting segment, which were primarily attributable to increased headcount from our recent acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased in the third quarter of fiscal 2017 as our total expenses grew faster than our total revenues for this segment.

First Nine Months Fiscal 2017 Compared to First Nine Months Fiscal 2016:    Excluding the effects of currency rate fluctuations, our total services revenues declined in the first nine months of fiscal 2017 primarily due to decreases in our education revenues, partially offset by a modest increase in our advanced customer support revenues and revenue contributions from our recent acquisitions. On a constant currency basis, services revenues growth in the EMEA region during the first nine months of fiscal 2017 was offset by services revenues declines in the Americas and Asia Pacific regions.

In constant currency, our total services expenses increased in the first nine months of fiscal 2017 primarily due to a $30 million charge, which was recorded in the first quarter of fiscal 2017 and not expected to recur, and due to expense contributions from our recent acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased during the first nine months of fiscal 2017 due to the growth in total services expenses for this segment.

As of our most recent annual goodwill impairment review date of March 1, 2016, our consulting reporting unit’s fair value was 11% in excess of its carrying value. As of March 1, 2016, we estimated that should our consulting reporting unit’s projected margins and related cash flows unfavorably deviate from our projections by 20% or more each year, our consulting reporting unit likely could incur a goodwill impairment loss. We did not record any goodwill impairment losses during any of the fiscal 2017 and 2016 periods presented. Pursuant to our accounting policy, we will perform our next annual goodwill impairment test as of March 1, 2017.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Research and development(1)	$1,330	5%	6%	$1,265	$3,977	5%	6%	$3,801
Stock-based compensation	191	24%	24%	154	574	27%	27%	452

Total expenses	$1,521	7%	8%	$1,419	$4,551	7%	8%	$4,253

% of Total Revenues	17%			16%	17%			16%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the fiscal 2017 periods presented relative to the corresponding prior year periods primarily due to increased employee related expenses resulting from increased headcount, including additional headcount from our recent acquisitions, and higher stock-based compensation.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
General and administrative(1)	$209	-20%	-18%	$261	$755	1%	3%	$746
Stock-based compensation	32	9%	9%	29	104	21%	21%	86

Total expenses	$241	-17%	-15%	$290	$859	3%	5%	$832

% of Total Revenues	3%			3%	3%			3%

(1)	Excluding stock-based compensation

Fiscal Third Quarter 2017 Compared to Fiscal Third Quarter 2016:    On a constant currency basis, total general and administrative expenses decreased during the third quarter of fiscal 2017 due primarily to lower professional services expenses, primarily legal related expenses, partially offset by increased employee related expenses attributable to higher headcount.

First Nine Months Fiscal 2017 Compared to First Nine Months Fiscal 2016:    On a constant currency basis, total general and administrative expenses during the first nine months of fiscal 2017 increased due to increased employee related expenses resulting from increased headcount and higher stock-based compensation.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Developed technology	$182	36%	36%	$134	$462	8%	8%	$427
SaaS, PaaS and IaaS agreements and related relationships	103	94%	94%	53	251	57%	57%	160
Software support agreements and related relationships	31	-67%	-67%	93	94	-68%	-68%	297
Other	81	-37%	-37%	128	203	-49%	-49%	399

Total amortization of intangible assets	$397	-3%	-3%	$408	$1,010	-21%	-21%	$1,283

Amortization of intangible assets decreased during the fiscal 2017 periods presented relative to the corresponding prior year periods due to a reduction in expenses associated with certain of our intangible assets that became fully amortized, partially offset by additional amortization from intangible assets that we acquired in connection with our recent acquisitions, including those associated with our acquisition of NetSuite.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Transitional and other employee related costs	$15	98%	98%	$8	$31	-22%	-21%	$40
Stock-based compensation	22	*	*	—	33	977%	977%	3
Professional fees and other, net	(2)	-164%	-170%	1	26	176%	178%	10
Business combination adjustments, net	(5)	-453%	-487%	2	(6)	65%	59%	(18)

Total acquisition related and other expenses	$30	187%	174%	$11	$84	141%	144%	$35

*	Not meaningful

On a constant currency basis, the increases in acquisition related and other expenses during the fiscal 2017 periods presented relative to the corresponding prior year periods were primarily due to higher stock compensation expenses as a result of our acquisition of NetSuite. In addition, during the first nine months of fiscal 2016, we recognized an acquisition related benefit of $19 million, which decreased acquisition related and other expenses during this period.

Restructuring Expenses: Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses primarily consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Restructuring expenses	$161	39%	42%	$115	$346	18%	21%	$293

Restructuring expenses in the fiscal 2017 periods presented primarily related to our 2017 Restructuring Plan. Restructuring expenses in the fiscal 2016 periods presented primarily related to our 2015 Restructuring Plan, which is complete. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $615 million and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2017 Restructuring Plan were approximately $252 million as of February 28, 2017 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2018. Our estimated costs are subject to change in future periods.

Interest Expense:

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest expense	$450	25%	25%	$360	$1,317	19%	19%	$1,105

Interest expense increased in the fiscal 2017 periods presented relative to the corresponding prior year periods primarily due to higher average borrowings resulting from our issuance of $14.0 billion of senior notes in July 2016. These increases in interest expense during the fiscal 2017 periods presented were partially offset by reductions in interest expense resulting from the maturity and repayment of $2.0 billion of senior notes in January 2016. See Recent Financing Activities below and Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our fiscal 2017 borrowings.

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

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Interest income	$197	39%	39%	$141	$578	51%	52%	$382
Foreign currency losses, net	(20)	30%	29%	(15)	(102)	50%	64%	(68)
Noncontrolling interests in income	(20)	44%	44%	(36)	(95)	-1%	-1%	(95)
Other income (loss), net	32	227%	227%	(25)	56	242%	242%	(40)

Total non-operating income, net	$189	190%	187%	$65	$437	144%	141%	$179

On a constant currency basis, our non-operating income, net for the fiscal 2017 periods presented increased primarily due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances and higher interest rates. In addition, we incurred higher other income, net during the fiscal 2017 periods presented related to investment gains for our deferred compensation plan investments that we held and classified as trading in comparison to net losses for such investments during the fiscal 2016 periods presented. The aforementioned favorable movements in non-operating income, net during the fiscal 2017 periods presented were partially offset by higher foreign currency losses, net during the fiscal 2017 periods presented.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. In addition, beginning in fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to tax effects of stock-based compensation (refer to Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional discussion). Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, among others.

	Three Months Ended				Nine Months Ended
	February 28, 2017	Percent Change		February 29, 2016	February 28, 2017	Percent Change		February 29, 2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Provision for income taxes	$459	-22%	-22%	$590	$1,653	2%	2%	$1,623

Effective tax rate	17.0%			21.6%	21.3%			21.0%

Fiscal Third Quarter 2017 Compared to Fiscal Third Quarter 2016:    Provision for income taxes in the third quarter of fiscal 2017 decreased relative to the corresponding prior year period due to the favorable tax effects of excess tax benefits recognized on stock-based compensation expense during the third quarter of fiscal 2017 and net favorable changes relating to unrecognized tax benefits from audit settlements, statute of limitation releases, and other events during the third quarter of fiscal 2017. These favorable impacts to our third quarter of fiscal 2017 provision for income taxes were partially offset by an unfavorable jurisdictional mix of earnings during fiscal 2017 relative to the corresponding prior year period.

First Nine Months Fiscal 2017 Compared to First Nine Months Fiscal 2016:    Provision for income taxes in the first nine months of fiscal 2017 increased relative to the corresponding prior year period due to net unfavorable changes relating to unrecognized tax benefits from audit settlements, statute of limitation releases, and other events, as well as an unfavorable jurisdictional mix of earnings. These unfavorable movements were substantially offset by the favorable impact of excess tax benefits recognized for stock-based compensation expense in fiscal 2017, which were not available in fiscal 2016.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2017	Change	May 31, 2016
Working capital	$50,221	7%	$47,105
Cash, cash equivalents and marketable securities	$59,352	6%	$56,125

Working capital:    The increase in working capital as of February 28, 2017 in comparison to May 31, 2016 was primarily due to our issuance of $14.0 billion of long-term senior notes in July 2016, the favorable impacts to our net current assets resulting from our net income during the first nine months of fiscal 2017 and cash proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for acquisitions, including our $9.1 billion acquisition of NetSuite in the second quarter of fiscal 2017, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at February 28, 2017 in comparison to May 31, 2016 was primarily due to cash inflows generated by our operations during the first nine months of fiscal 2017, $9.8 billion of cash inflows, net of repayments, from fiscal 2017 debt issuances, and cash inflows from stock option exercises. These cash inflows were partially offset by cash outflows for acquisitions, including our acquisition of NetSuite, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. Cash, cash equivalents and marketable securities included $52.2 billion held by our foreign subsidiaries as of February 28, 2017, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar strengthened against certain major international currencies during the first nine months of fiscal 2017, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of February 28, 2017 relative to what we would have reported using constant currency rates from our May 31, 2016 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 36 days at February 28, 2017 compared with 46 days at May 31, 2016. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS and PaaS obligations, software license updates and product support obligations and hardware support obligations to fair value. The decline in days sales outstanding was primarily due to strong collections in our first nine months of fiscal 2017 and seasonality resulting in a large volume of software license, hardware products and software support balances outstanding as of May 31, 2016.

	Nine Months Ended
(Dollars in millions)	February 28, 2017	Change	February 29, 2016
Net cash provided by operating activities	$9,660	-2%	$9,892
Net cash used for investing activities	$(15,648)	289%	$(4,026)
Net cash provided by (used for) financing activities	$5,799	149%	$(11,750)

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

Net cash provided by operating activities decreased slightly during the first nine months of fiscal 2017 due primarily to unfavorable working capital movements during the first nine months of fiscal 2017 including an increase in cash used to purchase inventories and a decrease in unearned software license updates and product support revenues relative to the amount of such revenue recognized during the first nine months of fiscal 2017, each in relation to the corresponding movements in the first nine months of fiscal 2016.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities increased in the first nine months of fiscal 2017 relative to the first nine months of fiscal 2016 primarily due to an increase in cash used for acquisitions, net of cash acquired, an increase in cash used to purchase marketable securities and other investments, net of proceeds received from sales and maturities, and increased capital expenditures primarily related to fiscal 2017 real estate purchases.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash provided by financing activities in the first nine months of fiscal 2017 was $5.8 billion in comparison to net cash used for financing activities of $11.8 billion during the first nine months of fiscal 2016. The change in financing activities cash flows during the first nine months of fiscal 2017 in comparison to the corresponding prior year period was primarily related to borrowing activities, net of debt repayments, for which we received $9.8 billion of net cash proceeds during the first nine months of fiscal 2017 in comparison to $2.0 billion of net cash outflows related to debt settlements during the first nine months of fiscal 2016. In addition, we reduced our stock repurchase activity during the first nine months of fiscal 2017, which decreased our cash used relative to the corresponding prior year period.

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

	Trailing 4-Quarters Ended
(Dollars in millions)	February 28, 2017	Change	February 29, 2016
Net cash provided by operating activities	$13,453	-6%	$14,252
Capital expenditures	(1,676)	4%	(1,606)

Free cash flow	$11,777	-7%	$12,646

Net income	$8,917		$8,844

Free cash flow as percent of net income	132%		143%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $509 million and $548 million, respectively, or approximately 13% and 12%, respectively, of our new software licenses revenues in the first nine months of fiscal 2017 and 2016, and $75 million and $102 million, respectively, or approximately 5% and 6%, respectively, of our hardware products revenues in the first nine months of fiscal 2017 and 2016.

Recent Financing Activities:

Cash Dividends: In March 2017, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock, an increase of $0.04 per share over the prior period dividend. The dividend is payable on April 26, 2017 to stockholders of record as of the close of business on April 12, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

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

Other Fiscal 2017 Borrowings Activities: In connection with our acquisition of NetSuite in the second quarter of fiscal 2017, we assumed $310 million par value of legacy NetSuite convertible notes (NetSuite Debt), which had a fair value of $342 million as of the acquisition date. In December 2016, we repurchased and settled for cash substantially all of the NetSuite Debt (refer to Note 2 and Note 6 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report for additional discussion).

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

Contractual Obligations:    During the first nine months of fiscal 2017, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 other than our issuance of $14.0 billion of senior notes. Additional details regarding our issuance of $14.0 billion of senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2013 has been a weighted-average annualized rate of 1.4% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at February 28, 2017, which generally have a ten-year exercise period, less than 1% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program; however, we have reduced the level of our stock repurchases and we may continue to reduce stock repurchases in the future, as we may use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2017, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.5%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2017. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about

Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2016 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of February 28, 2017, approximately $5.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2016—December 31, 2016	4.4	$39.42	4.4	$6,167.4
January 1, 2017—January 31, 2017	4.2	$39.35	4.2	$6,000.8
February 1, 2017—February 28, 2017	3.9	$41.25	3.9	$5,841.7

Total	12.5	$39.96	12.5

Item 5.    Other Information

On March 15, 2017, H. Raymond Bingham notified Oracle that, after more than 14 years of service to Oracle, he is retiring from Oracle’s Board of Directors for personal reasons. Mr. Bingham tendered his resignation as a member of Oracle’s Board of Directors and as a member of the Finance and Audit Committee and Compensation Committee of the Board, effective immediately as of such date.

The Board has appointed Renée James to the Finance and Audit Committee and as Chair of the Compensation Committee to replace Mr. Bingham.

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2017 and May 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended February 28, 2017 and February 29, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended February 28, 2017 and February 29, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended February 28, 2017 and February 29, 2016 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 17, 2017	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 17, 2017	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer