Form 10-K
period 2017-05-31
ORACLE CORP
filed 2017-06-27
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $120,972,065,000 based on the number of shares held by non-affiliates of the registrant as of May 31, 2017, and based on the closing sale price of common stock as reported by the New York Stock Exchange on November 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 16, 2017: 4,136,682,000.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2017 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ORACLE CORPORATION

FISCAL YEAR 2017

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

•

our belief that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value;

•

our expectation that, on a constant currency basis, our total cloud and on-premise software revenues generally will continue to increase due to expected growth from our cloud software as a service (SaaS), platform as a service (PaaS) and infrastructure as a service (IaaS) offerings, continued demand for our on-premise software products and software license updates and product support offerings, and contributions from acquisitions;

•	our belief that our PaaS offerings, together with our IaaS offerings, are large opportunities for us to expand our cloud and on-premise software business;

•

our expectation that we will continue to place significant strategic emphasis on growing our SaaS, PaaS and IaaS offerings, which has affected the growth of our new software license revenues and to a lesser extent, has also affected the growth of our software license updates and product support revenues;

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

•	our expectation that our international operations will continue to provide a significant portion of our total revenues and expenses;

•	our expectation that we will continue paying comparable cash dividends on a quarterly basis;

•	the sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, dividends, stock repurchases, debt repayments and other matters;

•	continued realization of gains or losses with respect to our foreign currency exposures;

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

•	the possibility that certain legal proceedings to which we are a party could have a material impact on our future cash flows and results of operations;

•	our expectations regarding the timing and amount of expenses relating to the Fiscal 2017 Oracle Restructuring Plan and the improved efficiencies in our operations that such plan will create;

•

the timing and amount of our stock repurchases, including our expectation that future stock repurchase activity may be reduced in comparison to past periods in order to use available cash for other purposes;

•	our expectation that seasonal trends will continue in the future;

•	our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;

•

our expectation that, to the extent customers renew support contracts or cloud SaaS, PaaS and IaaS contracts from companies that we have acquired, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware revenues;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (the SEC), including the Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2018, which runs from June 1, 2017 to May 31, 2018.

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

PART I

Item 1.     Business

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—applications, platform and infrastructure. Our products are delivered to over 400,000 worldwide customers through a variety of flexible and interoperable IT deployment models, including on-premise, cloud-based or hybrid, that enable customer choice and best meet customer IT needs.

Our Oracle Cloud offerings provide a comprehensive and fully integrated stack of application, platform, compute, storage and networking services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our on-premise IT offerings include: Oracle Applications, Oracle Database and Oracle Fusion Middleware software, among others; hardware products including Oracle Engineered Systems, servers, storage and industry-specific products, among others; and related support and services. We provide our cloud and on-premise offerings worldwide to businesses of many sizes, government agencies, educational institutions and resellers with a sales force positioned to offer the combinations that best suit customer needs.

Our comprehensive and fully integrated stack of Oracle Cloud SaaS, PaaS and IaaS offerings integrate the software, hardware and services on the customers’ behalf in IT environments that we deploy, support and manage for the customer. Our integrated Oracle Cloud offerings are designed to be rapidly deployable to enable customers to have shorter time to innovation; easily maintainable to reduce integration and testing work; connectable among differing deployment models to enable interchangeability and extendibility between cloud and on-premise IT environments; compatible to easily move workloads between on-premise IT environments and the Oracle Cloud; cost-effective by requiring lower upfront customer investment; and secure, standards-based and reliable. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments.

In addition to providing a broad spectrum of cloud offerings, we develop and sell our applications, platform and infrastructure products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. In fiscal 2017, 2016 and 2015, we invested $6.2 billion, $5.8 billion and $5.5 billion, respectively, in research and development to enhance our existing portfolio of offerings and products and to develop new technologies and services. We have a deep understanding as to how applications, platform and infrastructure technologies interact and function with one another within IT environments. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to benefit from our research and development efforts and deep IT expertise by purchasing and renewing Oracle support offerings for their on-premise deployments, which may include product enhancements that we periodically deliver to our products, and/or by renewing their SaaS, PaaS and IaaS contracts with us.

As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT instances are deployed using the Oracle Cloud, while other of their IT instances are deployed using Oracle on-premise offerings, and both are designed with capabilities to be manageable as one. Our Oracle Cloud at Customer program provides another deployment option that utilizes the Oracle Cloud Machine and Oracle Database Exadata Cloud Machine to bring certain Oracle Cloud PaaS and IaaS offerings to a customer’s on-premise IT environment to meet data sovereignty, data residency, data protection and regulatory business policy requirements, among others, while benefiting from many advantages of a cloud service.

A selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. On November 7, 2016, we acquired NetSuite Inc. (NetSuite). Note 2 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provides additional information related to our acquisition of NetSuite. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

We have three businesses:

•

our cloud and on-premise software business, which is comprised of a single operating segment and includes our cloud SaaS, PaaS and IaaS offerings, on-premise new software licenses offerings, and software license updates and product support offerings, represented 80%, 78% and 77% of our total revenues in fiscal 2017, 2016 and 2015, respectively;

•

our hardware business, which is comprised of a single operating segment and includes our on-premise hardware products and related hardware support services offerings, represented 11%, 13% and 14% of our total revenues in fiscal 2017, 2016, and 2015, respectively; and

•	our services business, which is comprised of a single operating segment, represented 9% of our total revenues in each of fiscal 2017, 2016 and 2015.

In recent periods, customer demand has increased at a greater rate for cloud-based IT deployment models relative to on-premise IT deployment models. Our chief operating decision makers (CODMs), which consist of our Chief Executive Officers and Chief Technology Officer, view the operating results of our three businesses and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. As a result, during fiscal 2017, we updated our operating segments. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of Notes to Consolidated Financial Statements, both included elsewhere in this Annual Report, provide additional information related to our businesses and operating segments, including the recasting of our segment’s financial information from prior periods to conform with the current year’s presentation.

Oracle Corporation was incorporated in 2005 as a Delaware corporation and is the successor to operations originally begun in June 1977.

Applications, Platform and Infrastructure Technologies

Oracle’s comprehensive portfolio of applications, platform and infrastructure technologies is designed to address an organization’s IT environment needs including business process, infrastructure and development requirements, among others. Oracle applications, platform and infrastructure technologies are based upon industry standards and are designed to be enterprise-grade, reliable, scalable and secure. We offer our applications, platform and infrastructure technologies through our cloud and on-premise software, hardware and services businesses and deliver them through flexible and interoperable cloud-based, on-premise and hybrid deployment models that enable customer choice and best meet customer IT needs.

In recent periods, customer demand has increased at a greater rate for cloud-based IT deployment models relative to on-premise IT deployment models. To address this demand, we have increased our investment in and focus on the development, marketing and sale of our cloud-based applications, platform and infrastructure technologies resulting in higher growth of our cloud SaaS, PaaS and IaaS revenues as customer preferences have pivoted to the Oracle Cloud for new deployments and as customers migrate to and expand with the Oracle Cloud for their existing on-premise workloads. We expect these trends to continue.

We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for our applications, platform and infrastructure technologies is important to our growth strategy and better addresses customer needs relative to our competitors, many of whom provide fewer offerings and more restrictive deployment models.

Applications Technologies

Our applications technologies consist of comprehensive cloud-based and on-premise software offerings including our Oracle Cloud SaaS offerings, which are available for customers as a subscription, and Oracle Applications offerings, which are available for customers to purchase as an on-premise software license with the option to purchase related software support. Regardless of the deployment model selected, our applications technologies are designed to reduce the risk, cost and complexity of our customers’ IT infrastructures, while supporting customer choice with flexible deployment models that readily enable agility, compatibility and extendibility.

Our applications technologies are generally designed using an industry standards-based architecture to manage and automate core business functions across the enterprise, as well as to help customers differentiate and innovate in those processes unique to their industries or organizations. In addition to applications that are deployable to meet a number of business automation requirements across a broad range of industries, we also offer industry-specific applications through a focused strategy of investments in internal development and strategic acquisitions. Our industry-specific applications provide solutions to customers in communications, construction and engineering, financial services, health sciences, hospitality and retail, manufacturing, public sectors and utilities, among others. Our ability to offer applications to address industry-specific complex processes provides us an opportunity to address customer-specific technology challenges and expand our customers’ knowledge of our broader offerings.

Our applications technologies are marketed, sold and delivered through our cloud and on-premise software business.

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

We believe that the comprehensiveness and breadth of our SaaS offerings provide greater benefit to our customers and differentiate us from many of our competitors that offer more limited or specialized cloud-based applications. Our SaaS offerings are designed to support connected business processes in the cloud and are centered on a responsive and flexible business core. Our SaaS offerings are designed to deliver a secure data isolation architecture and flexible upgrades, self-service access controls for users, a Service-Oriented Architecture (SOA) for integration with on-premise systems, built-in social, mobile and business insight capabilities, and a high performance, high availability infrastructure based on our infrastructure technologies including Oracle Engineered Systems. These SaaS capabilities are designed to simplify IT environments, reduce time to implementation and risk, and enable customers to focus resources on business growth opportunities.

Oracle Human Capital Management (HCM) Cloud

Oracle HCM Cloud is designed to be integrated to help organizations find, grow and retain the best talent, enable collaboration, provide complete workforce insights, increase operational efficiency, and enable users to connect from any device. Oracle HCM Cloud includes, among others:

•

Oracle Talent Acquisition and Management Clouds, which are designed to provide customers with talent acquisition functionality to identify, source, recruit, screen and hire applicants efficiently and collaboratively; and to provide customers with the ability to set meaningful performance management goals, capture feedback about employees to help guide career development and perform talent reviews and succession planning;

•	Oracle Global Human Resources Cloud, which is designed to provide organizations with a complete view of their employee base and permit employees to manage their profiles and collaborate with other employees, and includes features such as workforce directory, workforce predictions and workforce modeling;

•	Oracle Workforce Rewards Cloud, which is designed to provide organizations with the tools to manage employee compensation, benefits, and payroll;

•	Oracle Learning Cloud, which is designed to provide customers with the ability to create and deliver personalized learning content to multiple audiences and track compliance;

•

Oracle Workforce Management Cloud, which is designed to enable organizations to track, monitor and increase accuracy of time reporting and to implement absence and leave policies globally or locally; and

•

Oracle Work Life Solutions Cloud, which is designed to improve employee engagement in the workplace by providing features such as wellness tracking, friendly competitions, volunteering, and an interactive integrated help desk service.

Oracle Enterprise Resource Planning (ERP) Cloud

Oracle Enterprise Resource Planning Cloud is designed to be complete, global and integrated to help organizations of all sizes optimize their back office operations. A single data and security model and common user interface across the ERP cloud applications portfolio are designed to deliver better decision making and improved workforce productivity. Our integrated suite of ERP cloud applications include, among others:

•

Oracle Enterprise Performance Management Cloud, which is designed to provide organizations with a full range of capabilities from enterprise planning and profitability management to financial consolidation and close, account reconciliation, tax provisioning and collaborative reporting;

•	Oracle Financials Cloud, a financial management solution that is designed to be comprehensive, integrated and highly scalable for global companies in a wide variety of industries;

•	Oracle Procurement Cloud, which is designed to streamline the source-to-pay process through automation and social collaboration to help organizations manage the procurement process and control costs;

•

Oracle Project Financial Management Cloud, which is designed to optimize the project management process by using a comprehensive set of modern application tools including role-based analytics, social collaboration, costing and controls; and

•	Oracle Risk Management Cloud, which enables organizations to document risks and enforce controls as an integral part of their ERP cloud deployment.

In November 2016, we acquired NetSuite to expand our cloud ERP offerings and related cloud SaaS offerings. NetSuite ERP is an integrated cloud-based offering that is designed to run back-office operations and financial processes and includes financial management, revenue management and billing, inventory, supply chain and warehouse management capabilities, among others.

Oracle Customer Experience (CX) Cloud

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

•	Oracle Engagement Cloud, which is designed to support business accounts using fully integrated sales and service capabilities on a single platform; and

•

Oracle Field Service Cloud, which is designed to manage the efficient scheduling, dispatch and routing of field service technicians and spare parts to resolve problems and deliver customer service at customer sites.

Oracle Supply Chain Management (SCM) Cloud

Our Oracle Supply Chain Management Cloud is designed to help organizations optimize their supply chains and innovate products quickly. Oracle Supply Chain Management Cloud applications include, among others:

•	Oracle Product Lifecycle Management Cloud, which provides a unified platform designed to help customers rapidly innovate, develop and commercialize profitable products;

•	Oracle Supply Chain Planning Cloud, which is designed to allow customers to interactively balance demand and supply to improve supply chain responsiveness and optimize inventory;

•	Oracle Inventory Management Cloud, which is designed to provide visibility and management of material flows, warehouse work and product costs across the supply chain;

•	Oracle Order Management Cloud, which is designed to enable customer order management from order capture channels and to orchestrate the entire order to cash process;

•	Oracle Manufacturing Cloud, which is designed to enable efficient and productive manufacturing operations and to streamline manufacturing processes; and

•

Oracle Logistics Cloud, which is designed to enable management of all warehousing needs and transportation modes within and across borders to reduce costs, increase efficiency and ensure compliance and also provides additional capabilities in warehouse management, inventory and workforce management.

Oracle Cloud Industry Solutions

Oracle Cloud Industry Solutions are industry-specific SaaS applications that are designed to address the distinct requirements of the communications, engineering and construction, financial services, health sciences, hospitality, manufacturing, retail and utilities sectors, among others.

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

On-Premise Oracle Applications

We license Oracle Applications software for use in data centers and related on-premise IT environments to manage and automate core business functions across the enterprise, including human capital and talent management; ERP; customer experience and customer relationship management; financial management and governance, risk and compliance; procurement; project portfolio management; supply chain management; business analytics and enterprise performance management; and industry-specific applications, among others.

Our Oracle Applications software strategy is designed to provide customers with complete choice and a secure path to benefit from the latest technological advances.

Our Oracle Applications Unlimited program is Oracle’s commitment to ongoing investment and innovation in our current applications offerings including our Oracle E-Business Suite, Siebel, PeopleSoft and JD Edwards applications software products, among others. Under the Oracle Applications Unlimited program, we have delivered major releases of all applications product lines by combining business functionality with innovative technologies, providing customers with more adaptive industry processes, business intelligence and optimal end-user productivity.

As described below, we provide the option for customers to purchase software license and product support contracts in connection with the purchase of Oracle Applications software licenses.

Platform and Infrastructure Technologies

Oracle platform technologies are marketed, sold and delivered through our cloud and on-premise software business. Our comprehensive platform technologies including database, middleware and development software offerings are available through subscription to our Oracle Cloud PaaS offerings or by the purchase of an on-premise software license and include Oracle Database software, the world’s most popular enterprise database, and Java, the computer industry’s most widely-used software development language, among others, and related software support. Our platform technologies are designed to provide a cost-effective, standards-based, high-performance platform for running, managing and extending business applications. Our customers are increasingly focused on reducing the total cost of their IT infrastructure and we believe that our platform technologies help them achieve this goal. Our platform technologies are designed to accommodate demanding, non-stop business environments using clustered middleware and database servers and storage. These clusters are designed to scale incrementally as required to address our customers’ IT capacity requirements, satisfy their planning and procurement needs, support their business applications with a standardized platform architecture, reduce their risk of data loss and IT infrastructure downtime and efficiently utilize available IT resources to meet quality of service expectations.

Oracle infrastructure technologies provide cloud-based compute, storage and networking capabilities through our Oracle Cloud Infrastructure as a Service offerings and on-premise hardware and hardware-related software offerings including Oracle Engineered Systems, servers, storage, industry-specific hardware, virtualization software, operating systems, management software and related hardware services including support. We design our infrastructure technologies to work in customer environments that may include other Oracle or non-Oracle hardware or software components. Our flexible and open approach provides Oracle customers a choice in how they utilize and deploy our infrastructure technologies: through the use of Oracle Cloud IaaS offerings, on-premise, or a hybrid combination of these two deployment models. Our infrastructure technologies support many of the world’s largest cloud and on-premise IT environments, including the Oracle Cloud. We focus on the operation and integration of our infrastructure technologies to make them easier to deploy, extend, interconnect, manage and maintain for our customers and to improve computing performance relative to our competitors’ offerings. For example, we believe that Oracle applications and platform technologies when combined with Oracle infrastructure technologies deliver improved performance at a lower cost relative to competing infrastructure technologies. As another example, we design Oracle Engineered Systems to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products. These same Oracle technology components are tested together and supported together to streamline the Oracle Engineered System deployment and maintenance cycles. We also engineer our hardware products with virtualization and management capabilities to enable the rapid deployment and efficient management of cloud and on-premise IT infrastructures.

Cloud-Based Platform and Infrastructure Offerings

Oracle Cloud Platform as a Service (PaaS)

Oracle Cloud Platform as a Service is designed to provide a broad suite of services to rapidly build and deploy applications or connect and extend on-premise and cloud deployed applications using a cloud-based IT model that we deploy, maintain and support on the behalf of the customer for a fee for a stated time period. Customers and partners utilize our open, standards-based PaaS offerings that are based upon Java, Oracle Fusion Middleware, and the Oracle Database, including tools for a variety of use cases across data management, applications development, integration, content and experience, business analytics, IT operations management and security.

We believe that our PaaS offerings, together with our IaaS offerings, are large opportunities for us to expand our cloud and on-premise software business. We believe that our customers increasingly recognize the value of access to cloud-based infrastructure capabilities on both a standalone basis (IaaS) and including Oracle Database, Oracle Fusion Middleware and Java (PaaS) via a low cost, rapidly deployable, flexible and interoperable services model that Oracle manages and maintains on the customer’s behalf. We believe that we can market and sell our PaaS and IaaS offerings together to help customers migrate their extensive installed base of on-premise platform and infrastructure technologies to the Oracle Cloud while at the same time reaching a broader ecosystem of developers and partners. We also believe we can market our PaaS and IaaS services to small and medium-sized businesses and non-IT lines of business purchasers due to the highly available, low touch and low cost characteristics of the Oracle Cloud relative to on-premise environments. Our Oracle Cloud PaaS offerings include, among others:

Oracle Data Management Cloud Offerings

Oracle Data Management Cloud services are designed to provide a broad and integrated set of secure cloud-based capabilities for building, deploying and managing data driven applications and to easily enable the migration of data management workloads to the Oracle Cloud. Built using our leading Oracle Database technology, Oracle Data Management Cloud includes cloud services that address development and test environments, business-critical data warehouses, large scale transactional applications and big data analytics, among others. The scalability and rapid analytics of the Oracle Data Management Cloud are designed to deliver faster time to insights, greater agility, and real cost savings advantages. Oracle Data Management Cloud services include, among others, Oracle Database Cloud Service, which is designed to provide customers with access to the Oracle Database via a cloud computing IT model; and Oracle Database Exadata Cloud Service, which is a database cloud service that combines the Oracle Database with the high performance and high availability of an Oracle Exadata Engineered System.

Oracle Application Development Cloud Offerings

Oracle Application Development Cloud services enable developers and businesses to easily and quickly meet application development demands by providing a broad portfolio of cloud-based development environment offerings that are designed to enable rapid deployment and simplified development across a number of different web and mobile based platforms, languages, frameworks and libraries, including Java EE, Java SE, Node.js, Python, JRuby and PHP, among others. Oracle Application Development Cloud services enable the development of scalable, resilient, modular applications using microservices architectures that may also run on containers such as Docker. Oracle Application Development Cloud services are also designed to enable organizations to easily migrate existing on-premise or cloud-based development instances to the Oracle Cloud and to deliver fully integrated infrastructure that is built for scale and high availability so developers can quickly access development resources and expand as needed.

Oracle Integration Cloud Offerings

Oracle Integration Cloud services are designed to provide organizations with a unified and comprehensive cloud-based solution to integrate disparate cloud and on-premise applications (such as ERP, HCM, CRM and CX), as well as heterogeneous data sources and devices. Oracle Integration Cloud services include a range of cloud-based integration options for processes, services, APIs, data and events and are designed to maximize the value of data-driven solutions and to create innovative services faster with greater agility and reduced risk.

Oracle Content and Experience Cloud Offerings

Oracle Content and Experience Cloud is a cloud-based content hub designed to enable business users to easily collaborate and simplify business automation and to communicate more effectively in order to drive business innovation and modernize engagement with customers across web, mobile and social channels.

Oracle Business Analytics Cloud Offerings

Oracle Business Analytics Cloud delivers business analytics across the entire enterprise and includes the following cloud-based offerings, among others: Oracle Business Intelligence Cloud Service, which is a cloud-based, enterprise-class analytics platform for creating business intelligence applications that are designed to convert data into business insight to optimize decision-making; and Oracle Data Visualization Cloud Service, which is designed to enable the exploration of data across multiple platforms and devices using self-service discovery and visual analysis tools.

Oracle Management Cloud Offerings

Oracle Management Cloud is a suite of integrated monitoring, management, security and analytics cloud services that is designed to provide real-time analysis against the full breadth of the IT operational data set. Oracle Management Cloud’s unified platform is designed to help customers improve IT stability, prevent application outages and increase agility.

Oracle Security Cloud Offerings

Oracle Security Cloud solutions are designed to address security concerns by enabling organizations to implement and manage consistent security policies across the hybrid data center. Oracle Security Cloud services make leading security technologies available through a cloud-based deployment model for a variety of use cases including identity management, data security, access management, security monitoring and compliance. Oracle Security Cloud services include, among others: Oracle Identity Cloud service, which is designed to provide a cloud-based integrated suite of identity and access management (IAM) solutions for on-premise or hybrid cloud IT environments; and Oracle Cloud Access Security Broker (CASB), which offers cloud-based solutions that are designed for threat visibility and ensuring compliance of an organization’s cloud footprint by combining threat detection, predictive analytics, security configuration management and automated incident response.

Oracle Cloud Infrastructure as a Service (IaaS)

Oracle Cloud IaaS offerings are substantially marketed, sold and delivered through our software and cloud business and include our Oracle Cloud IaaS and Oracle Managed Cloud Services offerings.

Oracle Cloud IaaS is designed to deliver enterprise-grade, hosted and supported compute, storage and networking services within the Oracle Cloud for a fee for a stated period of time. Customers use our Oracle Cloud IaaS offerings to work in connection with and extend their use of Oracle SaaS and PaaS offerings, to move their existing workloads to the Oracle Cloud from their on-premise corporate data centers or from other cloud-based IT environments, and to expand their IT capacity to support applications development on cloud IaaS environments, among other uses. By utilizing our Oracle Cloud IaaS offerings, customers leverage the Oracle Cloud for enterprise-grade, scalable, cost-effective and secure infrastructure technologies that are designed to be more current and rapidly deployable while reducing the amount of time consumed by IT processes. We continue to invest in IaaS technologies to expand the catalog of tools and services we provide to simplify customer migration to the Oracle Cloud as well as to provide customers with flexibility of running workloads on, and portability to shift workloads between, on-premise IT environments and the Oracle Cloud. Our Oracle Cloud IaaS offerings include, among others:

Oracle Compute Cloud Offerings

•

Oracle Bare Metal Cloud Compute Service, which is designed to deliver a high performing, secure, single-tenant, isolated network to run compute intensive workloads at scale on the Oracle Cloud and includes audit and identity and access management services to address governance and security requirements;

•

Oracle Compute Cloud Service, which is designed to provide a consistent, predictable performance and network isolation virtual compute environment to run workloads securely and at scale on the Oracle Cloud;

•

Oracle Ravello Cloud Service, which is designed to provide customers who make use of on-premise VMware or KVM based environments the ability to quickly and easily replicate these workloads in the Oracle Cloud or other cloud environments for a variety of use cases including customer demonstration environments, and application development and testing, among others; and

•	Oracle Cloud at Customer, which is described further below.

Oracle Storage Cloud Offerings

•

Oracle Storage Cloud Service—Object Storage, which is designed to provide secure and scalable storage solutions for storing and accessing data from any IT environment and spans a variety of capacity, performance and data access needs;

•

Oracle Storage Cloud Service—Archive Storage, which is designed to provide a highly secure, scalable and resilient cloud storage solution at a low cost point, typically for data archiving purposes; and

•	Oracle Database Backup Service, which is designed to be a reliable and scalable object storage solution for storing and accessing Oracle Database backup data.

Oracle Networking Cloud Offerings

•

Oracle Virtual Private Networking (VPN) offerings, which are designed to provide customers the ability to deliver trusted, encrypted network connectivity across multiple locations and to enable hybrid cloud workloads across Oracle IaaS and on-premise IT environments with less complexity and cost; and

•

Oracle FastConnect, which is designed to deliver dedicated, secure, reliable, high performance network connectivity between the Oracle Cloud and customer data centers to enable hybrid cloud workloads to run with performance and consistency.

We also offer Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for customer on-premise, cloud-based or hybrid IT infrastructure for a fee for a stated term that may be hosted at our Oracle data center facilities, select partner data centers or physically on-premise at customer facilities.

Oracle Cloud at Customer

Oracle Cloud at Customer is a direct response to barriers to public cloud adoption for businesses within certain regulated industries or jurisdictions. Customers are able to access capabilities of the Oracle Cloud in their own data centers with the same user experience, technical architecture and economics of certain of our Oracle Cloud PaaS and IaaS offerings. As an on-premise implementation of the Oracle Cloud, Oracle Cloud at Customer offerings are designed to enable customers to access Oracle Cloud PaaS and IaaS functionality while meeting data sovereignty, data residency, data protection and regulatory business policy requirements. Oracle Cloud at Customer offerings include the Oracle Cloud Machine, which may include PaaS services such as data management, application development and integration, in addition to certain of our IaaS services and the Oracle Database Exadata Cloud Machine, which is designed to deliver advanced database cloud services and ideal for retaining data sets on premises for regulatory or performance reasons.

On-Premise Platform and Infrastructure Offerings

Oracle Database

We license our Oracle Database software, which is the world’s most popular enterprise database software, for use in data centers and related on-premise IT environments. Oracle Database is designed to enable reliable and secure storage, retrieval and manipulation of all forms of data, including: transactional data, business information and analytics; semi-structured and unstructured data in the form of weblogs, text, social media feeds, XML files, office documents, images, video and spatial images; and other specialized forms of data, such as graph data. Oracle Database software is used for a variety of purposes, including with packaged applications and custom applications for transaction processing, data warehousing and business intelligence and as a document repository or specialized data store. Security continues to be a critical characteristic of the Oracle Database and the latest version includes a number of security enhancements and new features including, among others, encryption of data in motion, conditional auditing, real application security, and transparent sensitive data protection. All security capabilities available are compatible with the Oracle Multitenant architecture option, which enables customers to quickly and efficiently address the unique security requirements of each of their database instances.

A number of optional add-on products are available with Oracle Database Enterprise Edition software to address specific customer requirements, including:

•

a comprehensive portfolio of advanced defense, in-depth security solutions that safeguard data at the source including Oracle Advanced Security, Oracle Database Vault and Oracle Data Masking and Subsetting, as well as detective security options including Oracle Audit Vault and Database Firewall. Oracle Database security options are designed to ensure data privacy, protect against insider threats and enable regulatory compliance for both Oracle and non-Oracle databases;

•

in the areas of cloud computing and consolidation, we offer the Oracle Multitenant software option that is designed to make it easier to consolidate multiple databases quickly and manage them as a cloud service, which enables customers to easily consolidate multiple databases into one without changing their applications. Our Oracle Multitenant architecture option offers the efficiency and cost savings of managing many databases at one time, yet retains the isolation and resource prioritization of separate databases that is necessary for multitenant cloud services; and

•

in the areas of performance and scalability, we offer Oracle Sharding, Oracle Real Application Clusters, Oracle Database In-Memory, Oracle Advanced Compression and Oracle Partitioning software options. Deploying the Oracle Database In-Memory option with virtually any existing Oracle Database compatible application requires no application changes as it is fully integrated with Oracle Database’s scale-up, scale-out, storage tiering, availability and security technologies, which makes any Oracle in-memory database enterprise-ready.

In addition to the Oracle Database, we also offer a portfolio of specialized database software products to address particular customer requirements, including the following:

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

As described below, we provide the option for customers to purchase software license and product support contracts in connection with the purchase of Oracle Database software licenses.

Big Data

Oracle offers big data solutions to complement and extend its applications, platform and infrastructure technologies. Big data generally refers to a massive amount of unstructured, streaming and structured data that is so large that it is difficult to process using traditional IT techniques. As businesses drive more of their critical operations and information management through IT solutions, the volume of this data generated by businesses is increasing at unprecedented levels.

We believe that most businesses view big data as a high-value source of business intelligence that can be used to gain new insights into customer behavior, anticipate future demand more accurately, align workforce deployment with business activity forecasts and accelerate the pace of operations, among other benefits. Oracle offers a broad portfolio of products and services to help enterprises aggregate, manage experimentation with, analyze and act upon big data alongside an enterprise’s existing enterprise data, including:

•

Oracle Big Data aggregation solutions that are designed to access, collect, prepare and transform volumes of big data from a variety of sources into business intelligence including, among others, certain Oracle PaaS offerings such as Oracle Big Data Preparation Cloud Service, Oracle Internet of Things (IoT) Cloud Service and Oracle Golden Gate Cloud Service, and on-premise offerings such as Oracle Data Integrator for Big Data;

•

Oracle Big Data management solutions that are designed to integrate big data with existing data, applications and reports including, among others, certain Oracle PaaS offerings such as Oracle Big Data Cloud Service and Oracle Database Cloud Service and on-premise offerings such as Oracle NoSQL Database, Oracle Big Data Appliance, and Oracle Exadata Database Machine;

•

Oracle Big Data experimentation solutions that are designed to provide tools to change, eliminate and combine big data including, among others, certain Oracle PaaS offerings such as Oracle Big Data Discovery Cloud Service and on-premise offerings such as Oracle R Advance Analytics for Hadoop; and

•

Oracle Big Data analysis and action solutions that are designed to run predictive analytics models, to enhance existing enterprise applications, and to create data services including, among others, certain Oracle PaaS offerings such as Oracle Business Intelligence Cloud Service and on-premise offerings such as Oracle Exalytics In-Memory Machine.

Oracle Fusion Middleware

We license our Oracle Fusion Middleware software, which is a broad family of integrated application infrastructure software, for use in data centers and related on-premise IT environments. These products are designed to form a reliable and scalable foundation on which customers can build, deploy, secure, access, extend and integrate business applications and automate their business processes. Built with our Java technology platform, Oracle Fusion Middleware products are designed to be flexible across different deployment environments—on-premise, cloud or hybrid—as a foundation for custom, packaged and composite applications thereby simplifying and reducing time to deployment.

Oracle Fusion Middleware software is designed to protect customers’ IT investments and work with both Oracle and non-Oracle database, middleware and applications software through its open architecture and adherence to industry standards. Specifically, Oracle Fusion Middleware software is designed to enable customers to integrate Oracle and non-Oracle business applications, automate business processes, scale applications to meet customer demand, simplify security and compliance, manage lifecycles of documents and get actionable, targeted business intelligence; all while continuing to utilize their existing IT systems. In addition, Oracle Fusion Middleware software supports multiple development languages and tools, which enables developers to flexibly build and deploy web services, websites, portals and web-based applications across different IT environments.

Oracle Fusion Middleware software is available in various software products and suites, including the following:

•	Oracle Cloud Application Foundation software, which includes Oracle WebLogic Server, and is designed to be the most complete, best-of-breed platform for developing cloud applications;

•

Oracle SOA Suite software, which is used to create, deploy and manage applications on a service oriented architecture and is designed to unify disparate platform requirements of mobile, cloud, IoT and on-premise into a unified and standards-based platform;

•

Oracle Data Integration software, which is designed to enable pervasive and continuous access to timely and trusted data across heterogeneous systems, including real-time and bulk data movement, transformation, bi-directional replication, data services and data quality for customer and product domains;

•

Oracle Business Process Management Suite software products, which are designed to enable businesses and IT professionals to design, implement, automate and evolve business processes and workflows within and across organizations;

•

Oracle WebCenter software, a complete set of web experience management, portals, content management and social networks software, which is designed to help people work together more efficiently through contextual collaboration tools that optimize connections between people, information and applications and to ensure users have access to the right information in the context of the business process in which they are engaged;

•	Oracle Business Analytics, a comprehensive set of analytic software products, which are designed to provide customers with the information they need to make better business decisions;

•

Oracle Identity Management software, which is designed to enable customers to manage internal and external users, to secure corporate information from potential software threats and to streamline compliance initiatives while lowering the total cost of their security and compliance initiatives; and

•

Development Tools for application development, database development and business intelligence, which are designed to facilitate rapid development of applications using Oracle Fusion Middleware and popular open source technologies.

As described below, we provide the option for customers to purchase software license and product support contracts in connection with the purchase of Oracle Fusion Middleware software licenses.

Mobile Computing

Among its other middleware offerings, Oracle provides a wide range of on-premise and cloud-based development tools, identity management and business analytics software for mobile computing development that is designed to address the needs of businesses that are increasingly focused on delivering mobile device applications to their customers. For example, Oracle Mobile Platform enables developers to build and extend enterprise applications for popular mobile devices from a single code base. Oracle Mobile Platform supports access to native device services, enables offline applications and is designed to protect enterprise investments from future technology shifts. Oracle Mobile Security offers comprehensive mobile identity and application management for provisioning of trusted access. Oracle Business Intelligence Mobile provides business intelligence functionality, from interactive dashboards to location intelligence, while enabling users to initiate business processes from a mobile device.

Oracle also offers certain of these mobile development capabilities via the Oracle Cloud, including Oracle Mobile Cloud Service.

Java

Java is the computer industry’s most widely-used software development language and is viewed as a global standard. The Java programming language and platform together represent one of the most popular and powerful development environments in the world, one that is used by millions of developers globally to develop embedded applications, web content, enterprise software and games. Oracle Fusion Middleware software products and certain of our Oracle Applications are built using our Java technology platform, which we believe is a key advantage for our business. Customers may license the use of Java or access Java through Oracle Java Cloud Service.

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

Software License Updates and Product Support

Our software license updates and product support offerings represent our largest revenue stream and are a part of our cloud and on-premise software business. We seek to protect and enhance our customers’ current investments in Oracle applications and platform technologies by offering proactive and personalized support services, including Oracle Lifetime Support and product enhancements and upgrades. Software license updates provide on-premise new software license customers with rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, which is generally one year in duration. Product support includes internet and telephone access to technical support personnel located in our global support centers, as well as internet access to technical content through “My Oracle Support.” Software license updates and product support contracts are generally priced as a percentage of the net new software license fees. Substantially all of our customers purchase software license updates and product support contracts when they acquire on-premise new software licenses and renew their software license updates and product support contracts annually in order to benefit from Oracle’s research and development investments that are utilized as a part of periodic software updates that are released and that customers with current software support contracts are entitled to.

Hardware Business

Our hardware business provides a broad selection of hardware products and related hardware support services for on-premise IT environments.

Oracle Engineered Systems

Oracle Engineered Systems are core to our on-premise and cloud-based infrastructure offerings. Oracle Engineered Systems are pre-integrated products designed to integrate multiple Oracle technology components to work together to deliver improved performance, availability, security and operational efficiency relative to our competitors’ products; to be upgraded effectively and efficiently; and to simplify maintenance cycles by providing a single solution for software patching. Oracle Engineered Systems are tested before they are shipped to customers and delivered ready-to-run, enabling customers to shorten deployment time to production. We offer certain of our Oracle Engineered Systems technologies through flexible deployment options including as a cloud service and for on-premise IT environments. Oracle Engineered Systems include:

•

Oracle Exadata Database Machine, a family of integrated software and hardware products that combines our database, storage and operating system software with server, storage and networking hardware and is designed to provide a high performance database system for online transaction processing, database consolidation and data warehousing applications;

•

Oracle Exalogic Elastic Cloud, an engineered system that combines Oracle Fusion Middleware software with server, storage and networking hardware to run Java and non-Java applications and provide customers with an applications platform for cloud computing;

•	Oracle Exalytics In-Memory Machine, a single server that is designed to be configured for in-memory analytics for business intelligence workloads;

•

Oracle SuperCluster, a general purpose engineered system that combines the optimized database performance of Oracle Exadata storage and the accelerated application performance on a SPARC/Solaris platform;

•	Oracle MiniCluster, a simple and efficient engineered system designed to securely run enterprise databases and applications;

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

Servers

We offer a wide range of server products using our SPARC microprocessor, which are designed to be differentiated by their reliability, security and scalability. We also offer servers using microprocessors from Intel Corporation (Intel). By offering customers a range of microprocessors, we offer flexibility for customers to choose the types of hardware products that they believe will be most appropriate and valuable for their particular IT environments.

Our SPARC servers, designed for mission critical enterprise environments, run the Oracle Solaris operating system and are a core component of the Oracle SuperCluster, one of our Oracle Engineered Systems. Our SPARC-based T7 mid-range servers are designed to offer better performance and reliability at a lower total cost than competitive UNIX-based servers for business critical applications and for customers having more computationally intensive needs.

Our Intel-based enterprise x86 servers are compatible with Oracle Solaris, Oracle Linux, Microsoft Windows and other operating systems. Our x86 servers are also a core component of many of our Oracle Engineered Systems including the Oracle Exadata Database Machine, Oracle Exalogic Elastic Cloud, Oracle Exalytics In-Memory Machine and the Oracle Big Data Appliance.

Storage

Our storage products are engineered for the cloud and designed to securely store, manage, protect, archive, backup and recover customers’ mission critical data assets. Our storage products consist of disk, flash, tape, virtual tape, and hardware-related software including file systems software, back-up and archive software, hierarchical storage management software and networking for mainframe and heterogeneous systems environments. We also offer certain of our storage offerings as a cloud service. Our storage products are designed to improve data availability by providing fast data access and dynamic data protection for back-up and recovery, secure archiving for compliance and integration with the Oracle Cloud for low-cost access to capacity expansion. Our storage products are co-engineered with Oracle software and designed to provide performance benefits for our customers utilizing Oracle applications and platform technologies, as well as to work with heterogeneous application, platform and infrastructure environments to maximize performance and efficiency while minimizing management overhead and lowering the total cost of ownership.

Our Oracle ZFS Storage Appliance is designed to improve network attached storage (NAS) performance and manageability and lower total cost of ownership by combining our advanced storage operating system with a DRAM-centric architecture and leveraging high-performance controllers, flash-based caches and disks. Our Oracle All Flash FS storage system, which is targeted at all-flash storage area network (SAN) environments, is designed to deliver high performance with low latency to meet business critical service level agreements for dynamic, multi- application workloads and enable customers to consolidate storage applications into a single data center storage solution.

Our tape storage product line includes Oracle StorageTek libraries, drives, virtualization systems, media and associated software packages that provide data lifecycle management, deep analytics and file access through the familiar “drag-and-drop” paradigm. Oracle’s StorageTek Virtual Storage Manager 7 offers the only storage for mainframe environments with cloud access built in to significantly lower costs of storing and archiving mainframe data. In addition to serving in tape’s traditional role as enterprise data backup, these products are intended to provide robust, scalable solutions at a lower total cost of ownership for long-term data archiving and preservation in vertical industries such as communications, energy, health services and internet, among others.

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

Management Software

Oracle invests in a range of management technologies and products in order to meet the needs of customers building and efficiently operating complex IT environments, including both end users’ and service providers’ cloud environments. Oracle Enterprise Manager is a comprehensive management solution for all Oracle infrastructure, platform and applications technologies and provides an integrated view of the entire IT lifecycle including deployment, monitoring and lifecycle management and is available through an on-premise or cloud-based deployment model. Oracle Enterprise Manager can be applied to cloud, traditional on-premise and hybrid cloud environments in a seamless manner via a single interface, which accelerates customer deployment of and transition to the cloud with Oracle products. Oracle also enhances and integrates with certain key open technologies including OpenStack, which is broadly supported by Oracle products for customers that require seamless integration with this method of cloud management and provisioning. The combination of Oracle’s comprehensive solutions and investments in open standards allows Oracle customers to manage Oracle products efficiently across a range of IT offerings from traditional on-premise environments to the most advanced cloud architectures.

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

Services

We offer services solutions to help customers and partners maximize the performance of their investments in Oracle applications, platform and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services business offers the following:

•

consulting services, which are designed to help our customers and global system integrator partners more successfully architect and deploy our cloud and on-premise offerings including IT strategy alignment, enterprise architecture planning and design, initial software implementation and integration, application development and integration services, security assessments and ongoing software enhancements and upgrades. We utilize a global, blended delivery model to optimize value for our customers and partners, consisting of on-premise consultants from local geographies, industry specialists and consultants from our global delivery and solution centers;

•

advanced customer support services, which are provided on-premise and remotely to our customers to enable increased performance and higher availability of their Oracle cloud and on-premise products and services and also include certain other services; and

•

education services for Oracle’s cloud and on-premise offerings, including training and certification programs that are offered to customers, partners and employees through a variety of formats including instructor-led classes, live virtual training, video-based training on demand, online learning subscriptions, private events and custom training.

Oracle Cloud Operations

Oracle Cloud Operations delivers our SaaS, PaaS and IaaS offerings to customers through the Oracle Cloud, which is a secure, reliable, scalable, enterprise grade platform that is deployed upon Oracle’s applications, platform and infrastructure products and is managed by Oracle employees within a global network of data centers. The Oracle Cloud enables secure and isolated cloud-based instances for each of our customers to access the functionality of our SaaS, PaaS and IaaS offerings via a broad spectrum of devices and leverages automated software lifecycle management to enable the rapid delivery of the latest cloud technology capabilities as they become available.

Manufacturing

To produce our hardware products that we market and sell to third-party customers and that we utilize internally to deliver as a part of our Oracle Cloud operations, we rely on both our internal manufacturing operations as well as third-party manufacturing partners. Our internal manufacturing operations consist primarily of materials procurement, assembly, testing and quality control of our Oracle Engineered Systems and certain of our enterprise and data center servers and storage products. For all other manufacturing, we generally rely on third-party manufacturing partners to produce our hardware-related components and hardware products and we may involve our internal manufacturing operations in the final assembly, testing and quality control processes for these components and products. We distribute most of our hardware products either from our facilities or partner facilities. Our manufacturing processes are substantially based on standardization of components across product types, centralization of assembly and distribution centers and a “build-to-order” methodology in which products generally are built only after customers have placed firm orders. Production of our hardware products requires that we purchase materials, supplies, product subassemblies and full assemblies from a number of vendors. For most of our hardware products, we have existing alternate sources of supply or such sources are readily available. However, we do rely on sole sources for certain of our hardware products. As a result, we continue to evaluate potential risks of disruption to our supply chain operations. Refer to “Risk Factors” included in Item 1A within this Annual Report for additional discussion of the challenges we encounter with respect to the sources and availability of supplies for our products and the related risks to our business.

Sales and Marketing

We directly market and sell our cloud and on-premise software, hardware and services offerings to businesses of many sizes and in many industries, government agencies and educational institutions. We also market and sell our offerings through indirect channels. No single customer accounted for 10% or more of our total revenues in fiscal 2017, 2016 or 2015.

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

Research and Development

We develop the substantial majority of our product offerings internally. In addition, we have extended our product offerings and intellectual property through acquisitions of businesses and technologies. We also purchase or license intellectual property rights in certain circumstances. Internal development allows us to maintain technical control over the design and development of our products. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Research and development expenditures were $6.2 billion, $5.8 billion and $5.5 billion in fiscal 2017, 2016 and 2015, respectively, or 16%, 16% and 14% of total revenues in fiscal 2017, 2016 and 2015, respectively. Rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the cloud and on-premise software and hardware markets in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product and services offerings.

Employees

As of May 31, 2017, we employed approximately 138,000 full-time employees, including approximately 39,000 in sales and marketing, approximately 8,000 in our cloud SaaS, PaaS and IaaS operations, approximately 9,000 in software license updates and product support, approximately 5,000 in hardware, approximately 24,000 in services, approximately 40,000 in research and development and approximately 13,000 in general and administrative positions. Of these employees, approximately 51,000 were employed in the United States and approximately 87,000 were employed internationally. None of our employees in the United States is represented by a labor union; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.

Seasonality and Cyclicality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses (in particular, our cloud and on-premise software business and hardware business) are generally affected by seasonal factors in a similar manner as our revenues as certain expenses within our cost structure are relatively fixed in the short term. See “Selected Quarterly Financial Data”

in Item 7 of this Annual Report for a more complete description of the seasonality and cyclicality of our revenues, expenses and margins.

Competition

We face intense competition in all aspects of our business. The nature of the IT industry creates a competitive landscape that is constantly evolving as firms emerge, expand or are acquired, as technology evolves and as customer demands and competitive pressures otherwise change.

Our customers are demanding less complexity and lower total cost in the implementation, sourcing, integration and ongoing maintenance of their enterprise software and hardware. Our enterprise cloud and on-premise software and hardware offerings compete directly with certain offerings from some of the largest and most competitive companies in the world, including Amazon.com, Inc., Microsoft Corporation (Microsoft), International Business Machines Corporation (IBM), Intel and SAP SE and as well as other companies like Hewlett-Packard Enterprise, salesforce.com, inc. and Workday, Inc. In addition, due to the low barriers to entry in many of our market segments, new technologies and new and growing competitors frequently emerge to challenge our offerings. Our competitors range from companies offering broad IT solutions across many of our lines of business to vendors providing point solutions, or offerings focused on a specific functionality, product area or industry. In addition, as we expand into new market segments, we face increased competition as we compete with existing competitors, as well as firms that may be partners in other areas of our business and other firms with whom we have not previously competed. Moreover, we or our competitors may take certain strategic actions—including acquisitions, partnerships and joint ventures, or repositioning of product lines—which invite even greater competition in one or more product offering categories.

Key competitive factors in each of the segments in which we currently compete and may compete in the future include: total cost of ownership, performance, scalability, reliability, security, functionality, efficiency, speed to production and quality of technical support. Our product and service sales (and the relative strength of our products and services versus those of our competitors) are also directly and indirectly affected by the following, among other things:

•	the adoption of cloud-based IT offerings including SaaS, PaaS and IaaS offerings;

•	ease of deployment, use and maintenance of our products and services offerings;

•	compatibility between Oracle products and services deployed within on-premise IT environments and public cloud IT environments, including our Oracle Cloud environments;

•	the adoption of commodity servers and microprocessors;

•	the broader “platform” competition between our industry standard Java technology platform and the .NET programming environment of Microsoft;

•	operating system competition among our Oracle Solaris and Linux operating systems, with alternatives including Microsoft’s Windows Server, and other UNIX and Linux operating systems;

•	the adoption of open source alternatives to commercial software by enterprise software customers;

•	products, features and functionality developed internally by customers and their IT staff;

•	products, features and functionality customized and implemented for customers by consultants, systems integrators or other third parties; and

•	attractiveness of offerings from business processing outsourcers.

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

Executive Officers of the Registrant

Our executive officers are listed below.

Name	Office(s)
Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer
Safra A. Catz	Chief Executive Officer and Director
Mark V. Hurd	Chief Executive Officer and Director
Jeffrey O. Henley	Vice Chairman of the Board of Directors
Thomas Kurian	President, Product Development
John F. Fowler	Executive Vice President, Systems
Dorian E. Daley	Executive Vice President, General Counsel and Secretary
William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer

Mr. Ellison, 72, has been our Chairman of the Board and Chief Technology Officer since September 2014. He served as our Chief Executive Officer from June 1977, when he founded Oracle, until September 2014. He has served as a Director since June 1977. He previously served as our Chairman of the Board from May 1995 to January 2004.

Ms. Catz, 55, has been our Chief Executive Officer since September 2014. She served as our President from January 2004 to September 2014, our Chief Financial Officer most recently from April 2011 until September 2014 and a Director since October 2001. She was previously our Chief Financial Officer from November 2005 until September 2008 and our Interim Chief Financial Officer from April 2005 until July 2005. Prior to being named our President, she held various other positions with us since joining Oracle in 1999. She also previously served as a director of HSBC Holdings plc.

Mr. Hurd, 60, has been our Chief Executive Officer since September 2014. He served as our President from September 2010 to September 2014 and a Director since September 2010. Prior to joining us, he served as Chairman of the Board of Directors of Hewlett-Packard Company from September 2006 to August 2010 and as Chief Executive Officer, President and a member of the Board of Directors of Hewlett-Packard Company from April 2005 to August 2010.

Mr. Henley, 72, has served as our Vice Chairman of the Board since September 2014. He previously served as our Chairman of the Board from January 2004 to September 2014 and has served as a Director since June 1995. He served as our Executive Vice President and Chief Financial Officer from March 1991 to July 2004.

Mr. Kurian, 50, has been our President, Product Development since January 2015. He served as our Executive Vice President, Product Development from July 2009 until January 2015. He served as our Senior Vice President of Development from February 2001 until July 2009. Mr. Kurian worked in Oracle Server Technologies as Vice President of Development from March 1999 until February 2001. He also held various other positions with us since joining Oracle in 1996.

Mr. Fowler, 56, has been Executive Vice President, Systems since February 2010. Prior to Oracle’s acquisition of Sun Microsystems, Inc., Mr. Fowler served as Sun’s Executive Vice President, Systems Group from May 2006 to February 2010, as Executive Vice President, Network Systems Group from May 2004 to May 2006 and as Chief Technology Officer, Software Group from July 2002 to May 2004.

Ms. Daley, 58, has been our Executive Vice President, General Counsel and Secretary since April 2015 and was our Senior Vice President, General Counsel and Secretary from October 2007 to April 2015. She served as our Vice President, Legal, Associate General Counsel and Assistant Secretary from June 2004 to October 2007, as Associate General Counsel and Assistant Secretary from October 2001 to June 2004 and as Associate General Counsel from February 2001 to October 2001. She held various other positions with us since joining Oracle’s Legal Department in 1992.

Mr. West, 55, has been our Executive Vice President, Corporate Controller and Chief Accounting Officer since April 2015. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from February 2008 to April 2015 and served as our Vice President, Corporate Controller and Chief Accounting Officer from April 2007 to February 2008. His previous experience includes 14 years with Arthur Andersen LLP, most recently as a partner.

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

Our Oracle Cloud strategy, including our Oracle Software as a Service (SaaS), Platform as a Service (PaaS), Infrastructure as a Service (IaaS) and Data as a Service (DaaS) offerings, may adversely affect our revenues and profitability.    We provide our cloud and on-premise offerings to customers worldwide via deployment models that best suit their needs, including via our cloud-based SaaS, PaaS, IaaS and DaaS offerings. As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT instances are deployed using the Oracle Cloud, while other of their IT instances are deployed using Oracle on-premise offerings. As these business models continue to evolve, we may not be able to compete effectively, generate significant revenues or maintain the profitability of our cloud offerings. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premise enterprise software offerings and our cloud offerings, and has a dampening impact on overall demand for our on-premise software product and service offerings, which has reduced and could continue to reduce our revenues and profitability, at least in the near term. If we do not successfully execute our cloud computing strategy or anticipate the cloud computing needs of our customers, our reputation as a cloud services provider could be harmed and our revenues and profitability could decline.

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

We have continued to refresh and release new offerings of our cloud and on-premise software and hardware products and services, including our Database Multitenant, Database In-Memory, SaaS, PaaS, Generation 2 IaaS, Version 12.2 DaaS and Oracle Engineered Systems offerings. Our business may be adversely affected if:

•	we do not continue to develop and release these or other new or enhanced products and services within the anticipated time frames;

•	there is a delay in market acceptance of new, enhanced or acquired product lines or services;

•	there are changes in information technology (IT) trends that we do not adequately anticipate or address with our product development efforts;

•	we do not timely optimize complementary product lines and services; or

•	we fail to adequately integrate, support or enhance acquired product lines or services.

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

At times, we encounter attempts by third parties (which may include nation states and individuals sponsored by them) to identify and exploit product and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’, partners’ and suppliers’ software, hardware and cloud offerings, networks and systems, any of which could lead to the compromise of personal information or the confidential information or data of Oracle or our customers. Computer hackers and others may be able to develop and deploy IT related viruses, worms, and other malicious software programs that could attack our networks, systems, products and services, exploit potential security vulnerabilities of our networks, systems, products and services, create system disruptions and cause shutdowns or denials of service. This is also true for third-party data, products or services incorporated into our own. Data may also be accessed or modified improperly as a result of customer, partner, employee or supplier error or malfeasance and third parties may attempt to fraudulently induce customers, partners, employees or suppliers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data, our customers’, suppliers’ or partners’ data or the IT systems of Oracle, its customers, suppliers or partners.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting IT products and businesses. Although this is an industry-wide problem that affects software and hardware companies generally, it affects Oracle in particular because computer hackers tend to focus their efforts on the most prominent IT companies, and they may focus on Oracle because of our reputation for, and marketing efforts associated with, having secure products and services. These risks will increase as we continue to grow our cloud offerings and store and process increasingly large amounts of data, including personal information and our customers’ confidential information and data and other external data, and host or manage parts of our customers’ businesses in cloud-based IT environments, especially in customer sectors involving particularly sensitive data such as health sciences, financial services and the government. We also have an active acquisition program and have acquired a number of companies, products, services and technologies over the years. While we make significant efforts to address any IT security issues with respect to our acquired companies, we may still inherit such risks when we integrate these companies within Oracle.

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

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.    As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the European Union (EU) and the United States (U.S.) formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the Court of Justice of the EU in the previous EU-U.S. Safe Harbor Framework, which the Court of Justice invalidated in October 2015. The Privacy Shield and other data transfer mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event any court blocks transfers to or from a particular jurisdiction on the basis that no transfer mechanisms are legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, regulatory liabilities or reputational harm.

In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact the ability of Oracle and our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services Oracle provides. This could be true particularly in those jurisdictions where privacy laws or regulators take a broader view of how personal information is defined, therefore subjecting the handling of such data to heightened restrictions that may be obstructive to the operations of Oracle and its customers and data providers. This impact may be acute in countries that have passed or are considering passing legislation that requires data to remain localized “in country,” as this imposes financial costs on any service provider that is required to store data in jurisdictions not of its choosing and nonstandard operational processes that are difficult and costly to integrate with global processes.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (GDPR), which becomes effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate. Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect Oracle’s reputation or influence regulators to enact regulations and laws that may limit Oracle’s ability to provide certain products. Any failure, or perceived failure, by Oracle to comply with U.S. federal, state, or foreign laws and regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could result in lost or restricted business, proceedings, actions or fines brought against us or levied by governmental entities or others, or could adversely affect our business and harm our reputation.

We might experience significant coding, manufacturing or configuration errors in our cloud, software and hardware offerings.    Despite testing prior to the release and throughout the lifecycle of a product or service, our cloud, software and hardware offerings sometimes contain coding or manufacturing errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released cloud, software or hardware offerings can be time consuming and costly. Errors in our cloud, software or hardware offerings could affect their ability to properly function or operate with other cloud, software or hardware offerings, could delay the development or release of new products or services or new versions of products or services, could create security vulnerabilities in our products or services, and could adversely affect market acceptance of our products or services. This includes third-party software products or services incorporated into our own. If we experience errors or delays in releasing our cloud, software or hardware offerings or new versions thereof, our sales could be affected and revenues could decline. In addition, we run Oracle’s business operations as well as cloud and other services that we offer to our customers on our products and networks. Therefore, any flaws could affect our ability to conduct our business operations and the operations of our customers. Enterprise customers rely on our cloud, software and hardware offerings and services to run their businesses and errors in our cloud, software or hardware offerings could expose us to product liability, performance and warranty claims as well as significant harm to our brand and reputation, which could impact our future sales.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, particularly our cloud revenues, new software licenses revenues and hardware revenues, are difficult to forecast. As a result, our quarterly operating results can fluctuate substantially.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. We may use conversion or renewal rates in our forecasts for our cloud business that differ materially from our actual conversion or renewal rates because this business is continuing to evolve and such rates may be unpredictable. A reduction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters following the acquisition. Conversion rates post-acquisition may be quite different from the acquired companies’ historical conversion rates. Differences in conversion rates can also be affected by changes in business practices that we implement in our newly acquired companies. These changes may negatively affect customer behavior.

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

We may experience foreign currency gains and losses. Changes in currency exchange rates can adversely affect customer demand and our revenue and profitability.    We conduct a significant number of transactions and hold cash in currencies other than the U.S. Dollar. Changes in the values of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar can significantly affect our total assets, revenues, operating results and cash flows, which are reported in U.S. Dollars. In particular, the economic uncertainties relating to European sovereign and other debt obligations may cause the value of the Euro to fluctuate relative to the U.S. Dollar. Fluctuations in foreign currency rates, including the strengthening of the U.S. Dollar against the Euro and most other major international currencies, adversely affects our revenue growth in terms of the amounts that we report in U.S. Dollars after converting our foreign currency results into U.S. Dollars and in terms of actual demand for our products and services as certain of these products may become relatively more expensive for foreign currency-based enterprises to purchase. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. Generally, our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. In addition, our reported assets generally are adversely affected when the dollar strengthens relative to other currencies as a portion of our consolidated cash and bank deposits, among other assets, are held in foreign currencies. The U.S. Dollar continued to strengthen relative to other currencies in fiscal 2017, which is reflected in our results.

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

Economic, political and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.    Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	overall demand for enterprise cloud, software and hardware products and services;

•	governmental budgetary constraints or shifts in government spending priorities; and

•	general political developments.

Macroeconomic developments like the developments associated with the United Kingdom’s vote to exit the European Union or the occurrence of similar events in other countries that lead to uncertainty or instability in economic, political or market conditions could negatively affect our business, operating results, financial condition and outlook, which, in turn, could adversely affect our stock price. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment of government or corporate spending could cause current or potential customers to reduce or eliminate their IT budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in places like Syria, Ukraine, Iraq, Venezuela and Turkey and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, hardware and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support and our subscription-based cloud offerings.

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

Our hardware business competes with, among others, (1) systems manufacturers and resellers of systems based on our own microprocessors and operating systems and those of our competitors, (2) microprocessor/chip manufacturers, (3) providers of storage products, (4) certain industry-specific hardware manufacturers including those serving communications, hospitality and retail industries and (5) certain cloud providers that build their own IT infrastructures. Our hardware business causes us to compete with certain companies that historically have been partners. Some of these competitors may have more experience than we do in managing a hardware business. A significant portion of our hardware products are based on our SPARC microprocessor and Oracle Solaris operating system platform, which has a smaller installed base than certain of our competitors’ platforms and which may make it difficult for us to win new customers that have already made significant investments in our competitors’ platforms. Certain of these competitors also compete very aggressively on price. A loss in our competitive position could result in lower revenues or profitability, which could adversely impact our ability to realize the revenue and profitability forecasts for our hardware business.

We may need to change our pricing models to compete successfully.    The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud delivery models offered by us and our competitors may unfavorably impact the pricing of our on-premise software, hardware and services offerings, which could reduce our revenues and profitability. Our software license updates and product support fees and hardware support fees are generally priced as a percentage of our net new software licenses fees and net new hardware products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our offerings or support pricing.

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

Our international sales and operations subject us to additional risks that can adversely affect our operating results.    We derive a substantial portion of our revenues from, and have significant operations, outside of the U.S. Our international operations include cloud operations, cloud, software and hardware development, manufacturing, assembly, sales, customer support, consulting and other services and shared administrative service centers.

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

•	political unrest, terrorism and the potential for other hostilities, including those in Syria, Ukraine, Iraq, Venezuela and Turkey;

•	common local business behaviors that are in direct conflict with our business ethics, practices and conduct policies;

•	natural disasters;

•	the effects of climate change (such as sea level rise, drought, flooding, wildfires and increased storm sensitivity);

•	longer payment cycles and difficulties in collecting accounts receivable;

•	overlapping tax regimes;

•	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

•	public health risks, particularly in areas in which we have significant operations; and

•	reduced protection for intellectual property rights in some countries.

The variety of risks and challenges listed above could also disrupt or otherwise negatively impact the supply chain operations for our hardware business and the sales of our products and services in affected countries or regions.

As the majority shareholder of Oracle Financial Services Software Limited, a publicly traded company in India, and Oracle Corporation Japan, a publicly traded company in Japan, we are faced with several additional risks, including being subject to local securities regulations and being unable to exert full control that we would otherwise have if these entities were wholly-owned subsidiaries.

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

•

our operating results or financial condition may be adversely impacted by (1) claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition, including, among others, claims from government agencies, terminated employees, current or former customers, former stockholders or other third parties; (2) pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (3) unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and (4) intellectual property claims or disputes;

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

•

we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew cloud-based subscription contracts or software or hardware support contracts, if we are unable to sell the acquired products or service offerings to our customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

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

•

we may be unable to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, adversely affect our integration plans in certain jurisdictions, otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or have other adverse effects on our current business and operations;

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

Our hardware revenues and profitability have declined and could continue to decline.    Our hardware business may adversely affect our overall profitability if we change our business strategies, do not adapt to changes in market offerings or manage the associated risks. We may not achieve our estimated revenue, profit or other financial projections with respect to our hardware business in a timely manner or at all due to a number of factors, including:

•

our changes in hardware strategies, offerings and technologies such as cloud infrastructure compute and storage services, including our own Oracle Cloud offerings, which could adversely affect demand for our on-premise hardware products;

•	our hardware business has higher expenses as a percentage of revenues, and thus has been less profitable, than our cloud and on-premise software business;

•

our focus on our more profitable Oracle Engineered Systems, such as our Oracle Exadata Database Machine, Oracle SuperCluster products and Oracle Cloud at Customer portfolio, and the de-emphasis of our lower profit margin commodity hardware products, which could adversely affect our hardware revenues because the lower profit products have historically constituted a larger portion of our hardware revenues;

•

changes in strategies for the development and introduction of new versions or next generations of our hardware products, including the pace at which we offer new versions or next generations of our hardware products, and the related impacts from customers that may defer or delay purchases of existing hardware products and wait for these new releases, all of which could adversely affect our hardware revenues in the short term;

•

a greater risk of material charges that could adversely affect our operating results, such as potential write-downs and impairments of our inventories; higher warranty expenses than what we experience in our cloud and on-premise software and services businesses; and amortization and potential impairment of intangible assets associated with our hardware business;

•

the close connection between hardware products (which have a finite life) and customer demand for related hardware support in which hardware products that approach the end of their useful lives are less likely to have hardware support contracts renewed by customers; and

•

we may acquire hardware companies that are strategically important to us but (1) operate in hardware businesses with historically lower operating margins than our own; (2) have different legacy business practices and go-to-market strategies than our own that we may alter as a part of our integration efforts, which may significantly impact our estimated revenues and profits from the acquired company; (3) leverage different platforms or competing technologies that we may encounter difficulties in integrating; or (4) utilize unique manufacturing processes that affect our ability to scale these acquired products within our own manufacturing operations.

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

We are susceptible to third-party manufacturing and logistics delays, which could result in the loss of sales and customers.    We outsource the design, manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the U.S. Our reliance on these third parties reduces our control over the manufacturing and delivery process, exposing us to risks, including reduced control over quality assurance, product costs, product supply and delivery delays as well as the political and economic uncertainties and natural disasters of the international locations where certain of these third-party manufacturers have facilities and operations. Some countries may raise national security concerns or impose market access restrictions based on location of manufacture or sourcing. Any manufacturing disruption or logistics delays by these third parties could impair our ability to fulfill orders for these hardware products for extended periods of time. If we are unable to manage our relationships with these third parties effectively, or if these third parties experience delays, disruptions, capacity constraints, regulatory issues or quality control problems in their operations, or fail to meet our future requirements for timely delivery, our ability to ship and deliver certain of our hardware products to our customers could be impaired and our hardware business could be harmed.

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

Our cloud, software and hardware indirect sales channel could affect our future operating results.    Our cloud, software and hardware indirect channel network is comprised primarily of resellers, system integrators/implementers, consultants, education providers, internet service providers, network integrators and independent software vendors. Our relationships with these channel participants are important elements of our cloud, software and hardware marketing and sales efforts. Our financial results could be adversely affected if our contracts with channel participants were terminated, if our relationships with channel participants were to deteriorate, if any of our competitors enter into strategic relationships with or acquire a significant channel participant, if the financial condition or operations of our channel participants were to weaken or if the level of demand for our channel participants’ products and services were to decrease. There can be no assurance that we will be successful in maintaining, expanding or developing our relationships with channel participants. If we are not successful, we may lose sales opportunities, customers and revenues.

We may not be able to protect our intellectual property rights.    We rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our intellectual property rights as do the laws and courts of the U.S. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

Third parties have claimed, and in the future may claim, infringement or misuse of intellectual property rights and/or breach of license agreement provisions.    We periodically receive notices from, or have lawsuits filed against us by, others claiming infringement or other misuse of their intellectual property rights and/or breach of our agreements with them. These third parties include entities that do not have the capabilities to design, manufacture, or distribute products or services or that acquire intellectual property like patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement and misuse. We expect to continue to receive such claims as:

•	we continue to acquire companies and expand into new businesses;

•	the number of products and competitors in our industry segments grows;

•	the use and support of third-party code (including open source code) becomes more prevalent in the industry;

•	the volume of issued patents continues to increase; and

•	non-practicing entities continue to assert intellectual property infringement in our industry segments.

Responding to any such claim, regardless of its validity, could:

•	be time consuming, costly and result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products;

•	require us to release source code to third parties, possibly under open source license terms;

•	require us to satisfy indemnification obligations to our customers; or

•	otherwise adversely affect our business, results of operations, financial condition or cash flows.

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

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing cloud, software and hardware offerings is expensive and the investment in the development of these offerings often involves a long return on investment cycle. An important element of our corporate strategy is to continue to make significant investments in research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. Accelerated product and service introductions and short software and hardware life cycles require high levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

Business disruptions could adversely affect our operating results.    A significant portion of our critical business operations are concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services, including some of our cloud offerings. A major earthquake, fire, other catastrophic event or the effects of climate change (such as increased storm severity, drought and pandemics) that results in the destruction or disruption of any of our critical business or IT systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

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

We may have exposure to additional tax liabilities.    As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are regularly under audit by tax authorities and those authorities often do not agree with positions taken by us on our tax returns.

Changes in tax laws or tax rulings may have a significant adverse impact on our effective tax rate. For example, the U.S., many countries in the EU, and other countries where we do business, are actively considering or have enacted changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. In particular, reforming the taxation of international businesses has been a priority for U.S. politicians, and key members of the legislative and executive branches have proposed a wide variety of potential changes, any of which could have a significant adverse impact on our effective tax rate. Further, in the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing has been and is currently being reviewed by the U.S. Internal Revenue Service (IRS) and by foreign tax jurisdictions and will likely be subject to additional audits in the future. Although we have negotiated certain unilateral Advance Pricing Agreements with the IRS and certain selected bilateral Advance Pricing Agreements that cover some of our intercompany transfer pricing issues and preclude the relevant tax authorities from making a transfer pricing adjustment within the scope of these agreements, these agreements do not cover substantial elements of our transfer pricing. In recent periods, transfer pricing audits in many foreign jurisdictions have become increasingly contentious. Similarly, certain jurisdictions are increasingly raising concerns about certain withholding tax matters. In addition, our provision for income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions which we consider to be indefinitely reinvested outside the U.S. that have lower statutory tax rates and earnings being higher than anticipated in jurisdictions that have higher statutory tax rates.

We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities. Our acquisition activities have increased our non-income based tax exposures, particularly with our entry into the hardware business, which increased the volume and complexity of laws and regulations that we are subject to and with which we must comply.

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

Charges to earnings resulting from acquisitions may adversely affect our operating results.    Under business combination accounting standards pursuant to ASC 805, Business Combinations, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or impairment of intangible assets, both asset types of which have increased due to our recent acquisitions and may continue to increase in the future;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

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

There are risks associated with our outstanding and future indebtedness.    As of May 31, 2017, we had an aggregate of $57.9 billion of outstanding indebtedness that will mature between calendar year 2017 and calendar year 2055 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.    Some of our cloud and hardware operations are subject to state, federal and international laws governing protection of the environment, proper handling and disposal of materials used for these products, human health and safety, the use of certain chemical substances and the labor practices of suppliers, as well as local testing and labelling requirements. We endeavor to comply with these environmental and other laws, yet compliance with these environmental and other laws could increase our product design, development, procurement, manufacturing, delivery, cloud operations and administration costs, limit our ability to manage excess and obsolete non-compliant inventory, change our sales activities, or otherwise impact future financial results of our cloud and hardware businesses. Any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products and services into one or more states or countries and result in a material adverse effect on the financial condition or results of operations of our cloud and hardware businesses.

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

Our stock price could become more volatile and your investment could lose value.    All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Changes in the amounts and frequency of share repurchases or dividends could adversely affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our properties consist of owned and leased office facilities for sales, support, research and development, services, manufacturing, cloud operations and administrative and other functions. Our headquarters facility consists of approximately 2.0 million square feet in Redwood City, California, substantially all of which we own. We also own or lease other facilities for current use consisting of approximately 27.1 million square feet in various other locations in the United States and abroad. Approximately 2.6 million square feet, or 10%, of our total owned and leased space is sublet or is being actively marketed for sublease or disposition. We lease our principal internal manufacturing facility for our hardware products in Hillsboro, Oregon. Our cloud operations deliver our Oracle Cloud offerings through the use of global data centers including those that we own and operate and those that we utilize through colocation suppliers. We believe that our facilities are in good condition and suitable for the conduct of our business.

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

Our common stock is traded on the New York Stock Exchange under the symbol “ORCL.” According to the records of our transfer agent, we had 10,176 stockholders of record as of May 31, 2017. The following table sets forth the low and high sale prices per share of our common stock, based on the last daily sale, in each of our last eight fiscal quarters.

	Fiscal 2017		Fiscal 2016
	Low Sale Price	High Sale Price	Low Sale Price	High Sale Price
Fourth Quarter	$42.44	$45.73	$37.76	$41.61
Third Quarter	$38.45	$43.17	$33.94	$39.23
Second Quarter	$37.93	$41.25	$35.44	$40.62
First Quarter	$38.44	$41.77	$35.45	$44.91

We declared and paid cash dividends totaling $0.64 and $0.60 per outstanding common share over the course of fiscal 2017 and fiscal 2016, respectively.

In June 2017, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock payable on August 2, 2017 to stockholders of record as of the close of business on July 19, 2017. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Stock Repurchase Program

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of May 31, 2017, approximately $5.3 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended May 31, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2017—March 31, 2017	4.0	$43.90	4.0	$5,664.8
April 1, 2017—April 30, 2017	3.3	$44.49	3.3	$5,518.6
May 1, 2017—May 31, 2017	3.8	$45.07	3.8	$5,349.4

Total	11.1	$44.47	11.1

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Information Technology Index for each of the last five fiscal years ended May 31, 2017, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

*$100 INVESTED ON MAY 31, 2012 IN STOCK OR

INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

	5/12	5/13	5/14	5/15	5/16	5/17
Oracle Corporation	100.0	128.9	162.5	170.2	159.8	183.3
S&P 500 Index	100.0	127.3	153.3	171.4	174.3	204.8
S&P Information Technology Index	100.0	115.1	142.6	169.5	174.8	233.8

Item 6.    Selected Financial Data

The following table sets forth selected financial data as of and for our last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Over our last five fiscal years, we have acquired a number of companies, including NetSuite Inc. (NetSuite) in fiscal 2017 and MICROS Systems, Inc. (MICROS) in fiscal 2015, among others. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition and have contributed to our revenues, income, earnings per share and total assets.

	As of and for the Year Ended May 31,
(in millions, except per share amounts)	2017	2016(1)	2015	2014	2013
Consolidated Statements of Operations Data:
Total revenues	$37,728	$37,047	$38,226	$38,275	$37,180
Operating income	$12,710	$12,604	$13,871	$14,759	$14,684
Net income	$9,335	$8,901	$9,938	$10,955	$10,925
Earnings per share—diluted	$2.21	$2.07	$2.21	$2.38	$2.26
Diluted weighted average common shares outstanding	4,217	4,305	4,503	4,604	4,844
Cash dividends declared per common share	$0.64	$0.60	$0.51	$0.48	$0.30
Consolidated Balance Sheets Data:
Working capital(2)	$50,337	$47,105	$47,314	$32,954	$27,950
Total assets(2)	$134,991	$112,180	$110,903	$90,266	$81,745
Notes payable and other borrowings(3)	$57,909	$43,855	$41,958	$24,097	$18,427

(1)

Our results of operations for fiscal 2016 compared to fiscal 2015 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our fiscal 2016 total revenues by 5 percentage points and total operating income by 7 percentage points in comparison to the corresponding prior year period.

(2)

Total working capital and total assets sequentially increased in nearly all periods presented primarily due to the favorable impacts to our net current assets resulting from our net income generated during all periods presented and the issuances of long-term senior notes of $14.0 billion in fiscal 2017, $20.0 billion in fiscal 2015, €2.0 billion and $3.0 billion in fiscal 2014 and $5.0 billion in fiscal 2013. Our total assets were also favorably impacted by the issuance of $3.8 billion of short-term borrowings in both fiscal 2017 and fiscal 2016. These increases were partially offset by cash used for acquisitions, repurchases of our common stock and dividend payments made in all periods presented, repayments of certain of our senior notes in fiscal 2016, 2015 and 2013, and the repayment of $3.8 billion of short-term borrowings in fiscal 2017. In fiscal 2016, we adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a retrospective basis. Pursuant to the new accounting standard, all deferred tax assets and liabilities are classified as non-current in our consolidated balance sheets and the working capital amounts presented above for fiscal 2015, 2014 and 2013 have been recast accordingly.

(3)

Our notes payable and other borrowings, which represented the summation of our notes payable and other borrowings, current, and notes payable and other borrowings, non-current, as reported per our consolidated balance sheets as of the dates listed in the table above, increased between fiscal 2013 and fiscal 2017 primarily due to the fiscal 2017 issuance of long-term senior notes of $14.0 billion and short-term borrowings of $3.8 billion, the fiscal 2016 issuance of $3.8 billion of short-term borrowings, and the issuances of long-term senior notes of $20.0 billion in fiscal 2015, €2.0 billion and $3.0 billion in fiscal 2014, and $5.0 billion in fiscal 2013. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our notes payable and other borrowings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our businesses and significant trends. This overview is followed by a summary of our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations and financial condition.

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—applications, platform and infrastructure. Our products are delivered to over 400,000 worldwide customers through a variety of flexible and interoperable IT deployment models including on-premise, cloud-based or hybrid that enable customer choice and best meet customer IT needs.

Our Oracle Cloud offerings provide a comprehensive and fully integrated stack of applications, platform, compute, storage and networking services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). Our on-premise IT offerings include Oracle Applications, Oracle Database and Oracle Fusion Middleware software, among others; hardware products including Oracle Engineered Systems, servers, storage and industry-specific products, among others; and related support and services. We provide our cloud and on-premise offerings to businesses of many sizes, government agencies, educational institutions and resellers with a sales force positioned to offer the combinations that best suit customer needs.

Our comprehensive and fully integrated stack of Oracle Cloud SaaS, PaaS and IaaS offerings integrate the software, hardware and services on the customers’ behalf in IT environments that we deploy, support and manage for the customer. Our integrated Oracle Cloud offerings are designed to be rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; connectable among differing deployment models to enable interchangeability and extendibility between cloud and on-premise IT environments; compatible to easily move workloads between on-premise IT environments and the Oracle Cloud; cost-effective by requiring lower upfront customer investment; and secure, standards-based and reliable. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments.

In addition to providing a broad spectrum of cloud offerings, we develop and sell our applications, platform and infrastructure products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how applications, platform and infrastructure technologies interact and function with one another within IT environments. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to benefit from our research and development efforts and deep IT expertise by purchasing and renewing Oracle support offerings for their on-premise deployments, which may include product enhancements that we periodically deliver to our products, and/or by renewing their SaaS, PaaS and IaaS contracts with us.

As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT instances are deployed using the Oracle Cloud, while other of their IT instances are deployed using Oracle on-premise offerings, and both instances are designed with capabilities to be manageable as one. Our Oracle Cloud at Customer program provides another deployment option that utilizes the Oracle Cloud Machine and Oracle Database Exadata Cloud Machine to bring certain Oracle Cloud PaaS and IaaS offerings to a customer’s on-premise IT environment to meet data sovereignty, data residency, data protection and regulatory business policy requirements, among others, while benefiting from many advantages of a cloud service.

A selective and active acquisition program is another important element of our corporate strategy. We believe that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value. In recent years, we have invested billions of dollars to acquire a number of companies, products, services and technologies that add to, are complementary to, or have otherwise enhanced our existing offerings. On November 7, 2016, we acquired NetSuite Inc. (NetSuite). Note 2 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provides additional information related to our acquisition of NetSuite. We expect to continue to acquire companies, products, services and technologies to further our corporate strategy.

In recent periods, customer demand has increased at a greater rate for cloud-based IT deployment models relative to on-premise IT deployment models. To address this demand, we have increased our investment in and focus on the development, marketing and sale of our cloud-based applications, platform and infrastructure technologies resulting in higher growth of our SaaS, PaaS and IaaS revenues as customer preferences have pivoted to the Oracle Cloud for new deployments and as customers migrate to and expand with the Oracle Cloud for their existing on-premise workloads. We expect these trends to continue. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for our applications, platform and infrastructure technologies is important to our growth strategy and better addresses customer needs relative to our competitors, many of whom provide fewer offerings and more restrictive deployment models. We enable customers to evolve and transform to substantially any IT deployment model at whatever pace is most appropriate for them.

We have three businesses: cloud and on-premise software, hardware and services, each of which comprises a single operating segment. Our chief operating decision makers (CODMs), which include our Chief Executive Officers and Chief Technology Officer, view the operating results of our three businesses and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced in recent periods. As a result, during fiscal 2017, we updated our operating segments. The discussion and analysis of financial condition and results of operations presented below provides the current view that is utilized by our CODMs to evaluate performance and determine resource allocations. In addition to the discussion below, Note 16 of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report, provides additional information related to our businesses and operating segments, including the recasting of our segments’ financial information from prior periods to conform to the current year’s presentation.

Cloud and On-Premise Software Business

Our cloud and on-premise software line of business markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud and on-premise software offerings. Our cloud and on-premise software revenues represented 80%, 78% and 77% of our total revenues in fiscal 2017, 2016 and 2015, respectively.

Our Oracle Cloud SaaS, PaaS and IaaS offerings deliver applications, platform and infrastructure technologies via cloud-based deployment models that we host, manage and support and that customers access by entering into a subscription agreement with us for a stated period. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for on-premise, cloud-based, or hybrid IT infrastructure for a stated period. Our SaaS, PaaS and IaaS arrangements are generally one to three years in duration and we strive to renew these contracts when they are eligible for renewal.

We offer customers the ability to license our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, for on-premise and other IT environments. Our new software license transactions are generally perpetual in nature and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues, which is different than the typical revenue recognition for our cloud-based offerings for which revenues are generally recognized on a ratable basis over the subscription period. New software license customers have the option to purchase software license updates and product support contracts, which grant rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration and are generally billed in advance of the service being performed.

Our cloud SaaS, PaaS and IaaS revenues and new software licenses revenues are affected by the strength of general economic and business conditions, governmental budgetary constraints, the strategy for and competitive position of our offerings, our acquisitions, our ability to deliver and renew our cloud contracts with our existing customers and foreign currency rate fluctuations. In recent periods, we have placed significant strategic emphasis on growing our cloud SaaS, PaaS and IaaS revenues, which represented 12%, 8% and 6% of our total consolidated revenues in fiscal 2017, 2016 and 2015, respectively. This emphasis has affected the growth of our new software licenses revenues, and to a lesser extent, has also affected the growth of our software license updates and product support revenues. We expect these trends will continue with the mix of revenues continuing to shift toward cloud-based services for this business.

Our software license updates and product support revenues growth is primarily influenced by four factors: (1) the percentage of our software support contract customer base that renews its software support contracts; (2) the pricing of new software support contracts sold in connection with the sale of new software licenses; (3) the pricing of new software licenses sold; and (4) the amount of software support contracts assumed from companies we have acquired. Substantially all of our customers purchase software license updates and product support contracts when they acquire on-premise new software licenses and renew their software license updates and product support contracts annually in order to benefit from Oracle’s research and development investments that are utilized as a part of periodic software updates that are released and that customers with current software support contracts are entitled to.

On a constant currency basis, we expect that our total cloud and on-premise software revenues generally will continue to increase due to:

•	expected growth in our cloud SaaS, PaaS and IaaS offerings;

•

continued demand for our on-premise software products and software license updates and product support offerings, including the high percentage of customers that renew their software license updates and product support contracts; and

•	contributions from our acquisitions.

We believe all of these factors should contribute to growing our cloud and on-premise software revenues, which should enable us to continue to make investments in research and development.

Our cloud and on-premise software business’ segment margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term.

Hardware Business

Our hardware business represented 11%, 13% and 14% of our total revenues in fiscal 2017, 2016 and 2015, respectively. Our hardware business provides a broad selection of hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware, virtualization software, operating systems, management software and related hardware services including hardware support. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and on-premise software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by: our ability to timely manufacture or deliver a few large hardware transactions; our strategy for and the competitive position of our hardware products; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; certain of our acquisitions; and foreign currency rate fluctuations.

Services Business

Our services business helps customers and partners maximize the performance of their investments in Oracle applications, platform and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience and broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced support services and education services and represented 9% of our total revenues in each of fiscal 2017, 2016 and 2015. Our services business has lower segment margins than our cloud and on-premise software and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services, certain of our acquisitions, general economic conditions, governmental budgetary constraints, personnel reductions in our customers’ IT departments, tighter controls over discretionary spending, our strategic emphasis on growing our cloud revenues, and customer demand for our cloud and on-premise software and hardware offerings.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies, including NetSuite in fiscal 2017 and MICROS in fiscal 2015.

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

Revenue Recognition

Our sources of revenues include:

•

cloud and on-premise software revenues, which include the sale of: cloud SaaS, PaaS and IaaS offerings, which generally grant customers access to a broad range of our applications, platform and infrastructure technologies and related support and services offerings on a subscription basis in a secure, standards-based cloud computing environment; new software licenses, which generally grant to customers a perpetual right to use our database, middleware, applications and industry-specific software products; and software license updates and product support offerings (described further below);

•

hardware revenues, which include the sale of hardware products including Oracle Engineered Systems, computer servers, and storage products, and industry-specific hardware; and hardware support revenues (described further below); and

•	services revenues, which are earned from providing cloud, software and hardware related services including consulting, advanced customer support and education services.

Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Products, Hardware Support and Related Services (Non-software Elements)

Our revenue recognition policy for non-software deliverables including cloud SaaS, PaaS and IaaS offerings, hardware products, hardware support and related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware products revenues, hardware support and related services revenues to be recognized in each accounting period.

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

Our cloud SaaS, PaaS and IaaS offerings generally provide customers access to certain of our software and/or infrastructure within a cloud-based IT environment that we manage, host and support and offer to customers on a subscription basis. Our cloud IaaS offerings also include deployment and management services for software and hardware related IT infrastructure. Revenues for our cloud SaaS, PaaS and IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenues from the sale of hardware products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage, and industry-specific hardware and are recognized upon the delivery of the hardware product to the customer provided all other revenue recognition criteria have been satisfied.

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

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware, applications and industry-specific software products and exclude cloud SaaS, PaaS and IaaS revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software-Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

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

Revenue Recognition for Multiple-Element Arrangements—Software Products, Software Support and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase software related products, software support and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor-specific objective evidence (VSOE—described further above), with any remaining amount allocated to the software license.

Revenue Recognition Policies Applicable to both Software and Non-software Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Non-software Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including new software licenses, software license updates and product support, cloud SaaS, PaaS and IaaS offerings, hardware products, hardware support, consulting, advanced customer support services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. In addition, we allocate the consideration within the non-software group to each respective element within that group based on a selling price hierarchy at the arrangement’s inception as described above. After the arrangement consideration has been allocated to the software group of elements and non-software group of elements, we account for each respective element in the arrangement as described above and below.

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

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our cloud, software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

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

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and any contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•

future expected cash flows from assumed cloud SaaS, PaaS and IaaS contracts, software support contracts and hardware support contracts for which our future expected cash flow estimates include estimated cash flow amounts and time periods over which such cash flows are expected to be received, estimated retention and renewal rates of existing customer contracts assumed as a part of the acquisition, and estimated costs to sell, market, deliver and support such assumed contracts, among other estimates;

•

future expected cash flows from acquired developed technology including estimated amounts to be received for such developed technology and the time period over which such cash flows are expected to be received, among other estimates; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

We estimate the fair values of our cloud SaaS, PaaS and IaaS, software license updates and product support, and hardware support obligations assumed as part of an acquisition. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling these assumed obligations plus a normal profit margin. The estimated costs to fulfill the assumed obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. As a result of our fair value estimates for these obligations, we did not recognize certain cloud SaaS, PaaS and IaaS, software license updates and product support and hardware support revenue amounts that would have been otherwise recorded by the acquired businesses as independent entities upon delivery of the contractual obligations (refer to “Supplemental Disclosure Related to Certain Charges” below for further discussion). Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS, PaaS and IaaS contracts and hardware support contracts when they are eligible for renewal. To the extent customers to which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate market comparables. We base our fair value estimates on assumptions which we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

We completed the required annual testing of goodwill for impairment as of March 1, 2017 prior to our operating segment changes. We also subsequently performed a goodwill impairment test after such changes had been effected. Our most recent annual goodwill impairment analyses did not result in any goodwill impairment charges, nor did we recognize any impairment charges in fiscal 2016. In fiscal 2015, we recognized an impairment charge of $186 million related to our hardware business. All of our reporting units had fair values that substantially exceeded their carrying values based on our most recent annual goodwill impairment review.

We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe that the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2017, 2016 or 2015.

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

We record deferred tax assets for stock-based compensation awards that result in deductions on certain of our income tax returns based on the amount of stock-based compensation recognized and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination at the statutory tax rates in the jurisdictions that we are able to recognize such tax deductions. Beginning in fiscal 2017 (refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our fiscal 2017 adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting), the impacts of the actual tax deductions for stock-based awards that are realized in these jurisdictions are generally recognized to our consolidated statements of operations in the period that a restricted stock-based award vests or a stock option is exercised with any shortfall/windfall relative to the deferred tax asset established recorded as a discrete detriment/benefit to our provision for income taxes in this period. Such detriment/benefit can materially impact our reported effective tax rate for fiscal 2017 and prospective periods.

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

Results of Operations

Impacts of Acquisitions

The comparability of our operating results in fiscal 2017 compared to fiscal 2016 and in fiscal 2016 compared to fiscal 2015 was impacted by our recent acquisitions. In our discussion of changes in our results of operations from fiscal 2017 compared to fiscal 2016 and fiscal 2016 compared to fiscal 2015, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products and services sold would have been different; and

•

although substantially all of our on-premise software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS, PaaS and IaaS contracts and hardware support contracts, the amounts shown as cloud SaaS, PaaS and IaaS deferred revenues, software license updates and product support deferred revenues, and hardware support deferred revenues in our “Supplemental Disclosure Related to Certain Charges” (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Presentation of Operating Segments and Other Financial Information

In our results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP based discussion for substantially all of the other expense items described below that are not directly attributable to our operating segments.

In addition, we discuss below the results of each our three businesses—cloud and on-premise software, hardware and services—which also are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three operating segments that is presented in the results of operations discussion below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three operating segments. We also utilize these inputs to calculate and present a segment margin for each operating segment in the discussion below.

Consistent with our internal management reporting processes, the below operating segment presentation includes revenues related to cloud and on-premise software and hardware contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of our total segment revenues as presented below to total revenues as presented per our consolidated statements of operations for the periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our operating segments because our management does not view the performance of our businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 16 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a reconciliation of the summations of total segment margin as presented below to total income before provision of income taxes as presented per our consolidated statements of operations for the periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Annual Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2016, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on May 31, 2017 and 2016, our financial statements would reflect reported revenues of $1.11 million in fiscal 2017 (using 1.11 as the month-end average exchange rate for the period) and $1.12 million in fiscal 2016 (using 1.12 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the fiscal 2017 results using the fiscal 2016 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Total Revenues by Geography:
Americas	$21,038	3%	3%	$20,466	-3%	0%	$21,107
EMEA(1)	10,630	-2%	2%	10,881	-4%	3%	11,380
Asia Pacific(2)	6,060	6%	4%	5,700	-1%	7%	5,739

Total revenues	37,728	2%	3%	37,047	-3%	2%	38,226
Total Operating Expenses	25,018	2%	3%	24,443	0%	4%	24,355

Total Operating Margin	$12,710	1%	2%	$12,604	-9%	-2%	$13,871

Total Operating Margin %	34%			34%			36%
% Revenues by Geography:
Americas	56%			55%			55%
EMEA	28%			29%			30%
Asia Pacific	16%			16%			15%
Total Revenues by Business:
Cloud and on-premise software	$30,218	4%	5%	$28,990	-2%	3%	$29,475
Hardware	4,152	-11%	-10%	4,668	-10%	-5%	5,205
Services	3,358	-1%	1%	3,389	-4%	2%	3,546

Total revenues	$37,728	2%	3%	$37,047	-3%	2%	$38,226

% Revenues by Business:
Cloud and on-premise software	80%			78%			77%
Hardware	11%			13%			14%
Services	9%			9%			9%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region includes Japan

Fiscal 2017 Compared to Fiscal 2016:    Excluding the effects of foreign currency rate variations, our total revenues increased in fiscal 2017 due to growth in our cloud and on-premise software revenues and services revenues, partially offset by a decrease in our hardware revenues. The constant currency increase in our cloud and on-premise software revenues during fiscal 2017 was attributable to growth in our SaaS, PaaS and IaaS revenues, growth in our software license updates and product support revenues, and revenue contributions from our recent acquisitions and was partially offset by a decrease in our new software licenses revenues. The constant currency increase in our services revenues during fiscal 2017 was primarily attributable to our recent acquisitions. The constant currency decrease in our hardware revenues during fiscal 2017 was primarily due to a reduction in our hardware products revenues and, to a lesser extent, a decline in our hardware support revenues. In constant currency, the Americas region contributed 54%, the EMEA region contributed 24% and the Asia Pacific region contributed 22% to the growth in our total revenues during fiscal 2017.

Excluding the effects of foreign currency rate variations, our total operating expenses increased during fiscal 2017 relative to the prior year period due to higher sales and marketing and research and development expenses, which were primarily attributable to increased headcount and increased stock-based compensation expenses; and higher cloud SaaS, PaaS and IaaS expenses resulting primarily from increased headcount and infrastructure expenses to support the increase in our cloud SaaS, PaaS and IaaS revenues. These constant currency expense increases in fiscal 2017 were partially offset by lower hardware expenses in fiscal 2017 due to a decline in hardware products revenues and lower hardware support costs due primarily to lower headcount; lower software support costs in fiscal 2017 due primarily to lower headcount; and lower intangible asset amortization in fiscal 2017 due to certain of our intangible assets that became fully amortized.

In constant currency, our total operating margin increased in fiscal 2017 due to the increase in our total revenues while total operating margin as a percentage of revenues was flat.

Fiscal 2016 Compared to Fiscal 2015:    Our results of operations for fiscal 2016 compared to fiscal 2015 were significantly impacted by movements in international currencies relative to the U.S. Dollar, which decreased our total revenues by 5 percentage points, total operating expenses by 4 percentage points and total operating margin by 7 percentage points.

Excluding the effects of unfavorable currency rate fluctuations, our total revenues increased in fiscal 2016 due to constant currency growth in our cloud and on-premise software business revenues and services business revenues due to similar reasons noted for the fiscal 2017 increases above. These constant currency increases in our revenues during fiscal 2016 were partially offset by constant currency decreases in our hardware business revenues. In constant currency, the EMEA region and the Asia Pacific region contributed approximately equal amounts to our fiscal 2016 total revenues growth and the Americas region was flat.

Excluding the effects of favorable currency rate fluctuations, our total operating expenses increased during fiscal 2016 primarily due to increased sales and marketing and research and development expenses resulting primarily from increased headcount, increased cloud SaaS, PaaS and IaaS expenses resulting from increased headcount and infrastructure expenses to support the increase in our cloud SaaS, PaaS and IaaS revenues, higher restructuring expenses that were recorded pursuant to the Fiscal 2015 Oracle Restructuring Plan (2015 Restructuring Plan; see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report), and higher general and administrative expenses due primarily to higher professional services fees, primarily legal related fees. These constant currency expense increases were partially offset by fiscal 2016 reductions in expenses associated with certain of our intangible assets that became fully amortized during fiscal 2016 and lower acquisition related and other expenses, which decreased relative to fiscal 2015 as a result of a goodwill impairment loss of $186 million that was recorded in fiscal 2015.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items that (increased) reduced our GAAP net income:

	Year Ended May 31,
(in millions)	2017	2016	2015
Cloud and on-premise software deferred revenues(1)	$171	$9	$23
Hardware deferred revenues(1)	—	1	4
Acquired deferred sales commissions amortization(2)	(46)	—	—
Amortization of intangible assets(3)	1,451	1,638	2,149
Acquisition related and other(4)(6)	103	42	211
Restructuring(5)	463	458	207
Stock-based compensation, operating segments (6)	415	305	258
Stock-based compensation, R&D and G&A(6)	900	729	670
Income tax effects(7)	(1,233)	(846)	(971)

	$2,224	$2,336	$2,551

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS, PaaS and IaaS subscriptions, software support and hardware support obligations assumed. Due to our application of business combination accounting rules, we did not recognize the cloud SaaS, PaaS and IaaS, software license updates and product support and hardware support revenue amounts as presented in the above table that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers to which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of May 31, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2018	$1,588
Fiscal 2019	1,419
Fiscal 2020	1,219
Fiscal 2021	1,050
Fiscal 2022	947
Thereafter	1,456

Total intangible assets, net	$7,679

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Included in acquisition related and other expenses for fiscal 2015 was a goodwill impairment loss of $186 million related to our hardware business. We did not recognize any goodwill impairment losses in fiscal 2017 or 2016.

(5)

Restructuring expenses during fiscal 2017 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Restructuring expenses during fiscal 2016 primarily related to employee severance in connection with our 2015 Restructuring Plan. Restructuring expenses during fiscal 2015 primarily related to costs incurred pursuant to our 2015 Restructuring Plan and our Fiscal 2013 Oracle Restructuring Plan (2013 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(6)	Stock-based compensation was included in the following operating expense line items of our consolidated statements of operations (in millions):

	Year Ended May 31,
	2017	2016	2015
Cloud SaaS	$23	17	$10
Cloud PaaS and IaaS	5	4	5
Software license updates and product support	26	23	21
Hardware	11	12	12
Services	44	29	30
Sales and marketing	306	220	180

Stock-based compensation, operating segments	415	305	258
Research and development	770	609	522
General and administrative	130	120	148
Acquisition related and other	35	3	5

Total stock-based compensation	$1,350	$1,037	$933

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for fiscal 2017, 2016 and 2015 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 22.8%, 23.2% and 23.6%, respectively, instead of 18.9%, 22.2% and 22.6%, respectively, which represented our effective tax rates as derived per our consolidated statements of operations. The difference between our fiscal 2017 tax rate derived from the table above and the tax rate derived from our consolidated statement of operations was primarily due to the net tax effects for stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets. The difference between our fiscal 2016 and 2015 tax rates derived from the table above and the tax rates derived from our consolidated statements of operations were primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets.

Cloud and On-Premise Software Business

Our cloud and on-premise software business engages in the sale, marketing and delivery of our cloud SaaS, PaaS and IaaS offerings and the licensing of our software for on-premise and other IT environments with the option to purchase software license updates and product support contracts. Our cloud SaaS, PaaS and IaaS offerings are generally subscription based and generally recognized as revenues over the subscription period. New software licenses revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within on-premise and other IT environments and are generally recognized when unrestricted access to the software license is granted provided all other revenue recognition criteria are met. Software license updates and product support revenues are typically generated through the sale of software support contracts related to on-premise new software licenses purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our offerings through indirect channels. Costs associated with our cloud and on-premise software business are included in cloud SaaS, PaaS and IaaS expenses, software license updates and product support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud SaaS, PaaS, IaaS and software support offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings, and marketing program costs.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Cloud and On-Premise Software Revenues:
Americas	$17,395	6%	6%	$16,344	-2%	1%	$16,618
EMEA	8,422	-1%	4%	8,475	-3%	4%	8,767
Asia Pacific	4,572	9%	7%	4,178	2%	9%	4,106

Total revenues	30,389	5%	6%	28,997	-2%	3%	29,491
Expenses:
Cloud SaaS, PaaS and IaaS	1,901	30%	31%	1,468	37%	40%	1,072
Software license updates and product support	984	-9%	-8%	1,077	-5%	1%	1,130
Sales and marketing	6,886	5%	6%	6,570	3%	8%	6,398

Total expenses	9,771	7%	8%	9,115	6%	11%	8,600

Total Margin	$20,618	4%	5%	$19,882	-5%	0%	$20,891

Total Margin %	68%			69%			71%
% Revenues by Geography:
Americas	57%			56%			56%
EMEA	28%			29%			30%
Asia Pacific	15%			15%			14%
Revenues by Offerings:
Cloud software as a service	$3,375	68%	70%	$2,006	35%	38%	$1,482
Cloud platform as a service and infrastructure as a service	1,366	60%	63%	852	38%	44%	616
New software licenses	6,418	-12%	-11%	7,276	-15%	-11%	8,535
Software license updates and product support	19,230	2%	3%	18,863	0%	5%	18,858

Total cloud and on-premise software revenues	$30,389	5%	6%	$28,997	-2%	3%	$29,491

% Revenues by Offerings:
Cloud software as a service	11%			7%			5%
Cloud platform as a service and infrastructure as a service	4%			3%			2%
New software licenses	21%			25%			29%
Software license updates and product support	64%			65%			64%

Fiscal 2017 Compared to Fiscal 2016:    Excluding the effects of currency rate fluctuations, total revenues from our cloud and on-premise software business increased in fiscal 2017 due to growth in our cloud SaaS, PaaS and IaaS revenues, growth in our software license updates and product support revenues and revenue contributions from our recent acquisitions, including our acquisition of NetSuite. These fiscal 2017 increases were partially offset by decreases in our new software licenses revenues. The increases in our cloud SaaS, PaaS and IaaS revenues and decreases in our new software licenses revenues during fiscal 2017 were primarily due to the continued strategic emphasis placed on selling, marketing and growing our cloud offerings and we expect these revenue trends will continue. The increase in our fiscal 2017 software license updates and product support revenues was a result of substantially all customers electing to purchase software support contracts in conjunction with their new software licenses purchased, and due to the renewal of substantially all of the software support customer base eligible for renewal during the fiscal 2017 and 2016 periods. During fiscal 2017, the Americas, EMEA and Asia Pacific regions contributed constant currency regional growth of 63%, 20% and 17%, respectively.

In constant currency, total cloud and on-premise software expenses increased in fiscal 2017 primarily due to higher sales and marketing expenses resulting from increased headcount, and higher cloud SaaS, PaaS and IaaS expenses resulting primarily from increased headcount and technology infrastructure expenses that were incurred to support the related cloud SaaS, PaaS and IaaS revenues increases. These fiscal 2017 expense increases were partially offset by lower software license updates and product support expenses in fiscal 2017 due primarily to lower employee related expenses resulting from lower headcount.

Excluding the effects of currency rate fluctuations, our cloud and on-premise software business’ total margin increased due to the increase in revenues and total margin as a percentage of revenues decreased in fiscal 2017 as our total expenses grew at a faster rate than our total revenues for this business.

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 5 percentage points, total revenues from our cloud and on-premise software business increased by 3 percentage points during fiscal 2016 relative to fiscal 2015 due to similar reasons as noted above for the increase in fiscal 2017 revenues relative to fiscal 2016. During fiscal 2016, the Americas, EMEA and Asia Pacific regions contributed constant currency regional growth of 19%, 38% and 43%, respectively.

Excluding the effects of favorable currency rate fluctuations of 4 percentage points, total cloud software and on-premise software expenses increased during fiscal 2016 primarily due to higher sales and marketing expenses resulting from increased headcount, and higher cloud SaaS, PaaS and IaaS expenses resulting from increased headcount and technology infrastructure expenses that were incurred to support the related cloud SaaS, PaaS and IaaS revenues increases.

Excluding the effects of unfavorable currency rate fluctuations, our cloud and on-premise software business’ total margin and total margin as a percentage of revenues decreased in fiscal 2016 due primarily to the growth in our total expenses for this business.

Hardware Business

Our hardware business revenues are generated from the sales of our Oracle Engineered Systems, computer server, storage, and industry-specific hardware products for on-premise IT environments that are generally recognized upon delivery to the customer provided all other revenue recognition criteria are met. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Hardware Revenues:
Americas	$2,089	-13%	-13%	$2,405	-12%	-9%	$2,741
EMEA	1,221	-11%	-7%	1,377	-9%	-2%	1,519
Asia Pacific	842	-5%	-6%	887	-7%	0%	949

Total revenues	4,152	-11%	-10%	4,669	-10%	-5%	5,209
Expenses:
Hardware products and support	1,623	-20%	-19%	2,031	-10%	-4%	2,249
Sales and marketing	820	-5%	-4%	867	-2%	-5%	885

Total expenses	2,443	-16%	-15%	2,898	-8%	-2%	3,134

Total Margin	$1,709	-4%	-2%	$1,771	-15%	-11%	$2,075

Total Margin %	41%			38%			40%
% Revenues by Geography:
Americas	51%			52%			53%
EMEA	29%			29%			29%
Asia Pacific	20%			19%			18%

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in fiscal 2017 and 2016, each relative to the corresponding prior year period, due to lower hardware products revenues and, to a lesser extent, lower hardware support revenues. The decreases in hardware products revenues in both fiscal 2017 and 2016, each relative to the corresponding prior year periods, were primarily attributable to reductions in sales volumes of certain of our product lines, including lower margin products, partially offset by revenues growth in certain of our Oracle Engineered Systems products. The decreases in hardware support revenues in fiscal 2017 and 2016, each in comparison to the corresponding prior year periods, were primarily due to reductions in the hardware support customer contract base that resulted from a reduction in the volume and amount of hardware support agreements associated with lower hardware product revenues.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in each of fiscal 2017 and 2016 relative to the corresponding prior year periods primarily due to lower hardware products costs associated with lower hardware products revenues, lower employee expenses resulting from lower headcount, and lower external contractor expenses.

In constant currency, total margin decreased in fiscal 2017 and 2016, each in comparison to the corresponding prior year periods, due to the decreases in hardware revenues during these periods. Total margin as a percentage of revenues for our hardware business increased in fiscal 2017 in comparison to fiscal 2016 due to lower expenses resulting primarily from lower headcount. Total margin as a percentage of revenues for our hardware business decreased in fiscal 2016 in comparison to fiscal 2015 primarily due to the decrease in fiscal 2016 hardware revenues.

Services Business

We offer services to customers and partners to help to maximize the performance of their investments in Oracle applications, platform and infrastructure technologies. Services revenues are generally recognized as the services are performed. The cost of providing our services consists primarily of personnel related expenses, technology infrastructure expenditures, facilities expenses and external contractor expenses.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Services Revenues:
Americas	$1,725	0%	0%	$1,728	-3%	1%	$1,775
EMEA	987	-4%	2%	1,028	-6%	1%	1,096
Asia Pacific	646	2%	0%	635	-7%	1%	682

Total revenues	3,358	-1%	0%	3,391	-5%	1%	3,553
Total Expenses	2,668	1%	3%	2,634	-6%	-1%	2,810

Total Margin	$690	-9%	-7%	$757	2%	8%	$743

Total Margin %	21%			22%			21%
% Revenues by Geography:
Americas	51%			51%			50%
EMEA	30%			30%			31%
Asia Pacific	19%			19%			19%

Fiscal 2017 Compared to Fiscal 2016:    Excluding the effects of currency rate fluctuations, our total services revenues were flat in fiscal 2017. Constant currency increases in our consulting revenues during fiscal 2017, which were primarily attributable to our recent acquisitions, were substantially offset by constant currency decreases in our education revenues. On a constant currency basis, modest services revenues growth in the EMEA region during fiscal 2017 was offset by services revenues declines in the Asia Pacific region, while the Americas region was flat.

In constant currency, total services expenses increased during fiscal 2017 primarily due to an increase in expenses associated with our consulting offerings, primarily higher consulting expense contributions from our recent acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues decreased in fiscal 2017 primarily due to the increase in total expenses associated with this business.

Fiscal 2016 Compared to Fiscal 2015:    Excluding the effects of unfavorable currency rate fluctuations of 6 percentage points, our total services revenues increased slightly during fiscal 2016 due primarily to increases in our advanced customer support services revenues of which the majority of the growth was attributable to our recent acquisitions. In constant currency, the Americas contributed 44%, EMEA contributed 44% and Asia Pacific contributed 12% to the fiscal 2016 growth in our total services revenues.

Excluding the effects of favorable currency rate fluctuations of 5 percentage points, our total services expenses were flat in fiscal 2016 as reduced consulting and education expenses were partially offset by modest growth in our advanced customer support services expenses primarily due to our acquisitions.

In constant currency, total services margin and total margin as a percentage of total services revenues increased in fiscal 2016 due to the increase in total revenues.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Research and development(1)	$5,389	4%	5%	$5,178	4%	5%	$5,002
Stock-based compensation	770	26%	26%	609	17%	17%	522

Total expenses	$6,159	6%	7%	$5,787	5%	7%	$5,524

% of Total Revenues	16%			16%			14%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during fiscal 2017 and fiscal 2016, each relative to the corresponding prior fiscal year, primarily due to increased employee related expenses and higher stock-based compensation.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
General and administrative(1)	$1,046	1%	3%	$1,035	11%	16%	$929
Stock-based compensation	130	9%	9%	120	-19%	-19%	148

Total expenses	$1,176	2%	3%	$1,155	7%	11%	$1,077

% of Total Revenues	3%			3%			3%

(1)	Excluding stock-based compensation

Fiscal 2017 Compared to Fiscal 2016:    Excluding the effects of currency rate fluctuations, total general and administrative expenses increased in fiscal 2017 due primarily to increased employee related expenses and higher stock-based compensation partially offset by lower professional services expenses, primarily legal related expenses.

Fiscal 2016 Compared to Fiscal 2015:    On a constant currency basis, total general and administrative expenses increased during fiscal 2016 due to higher employee related expenses resulting from increased headcount and due to higher professional services expenses, primarily legal related expenses.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, and certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested restricted stock-based awards and stock options assumed from acquisitions whereby vesting was accelerated upon termination of the employees pursuant to the original terms of those stock options and restricted stock-based awards.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Transitional and other employee related costs	$41	-10%	-8%	$45	-20%	-19%	$57
Stock-based compensation	35	1,046%	1,046%	3	-43%	-43%	5
Professional fees and other, net	33	238%	243%	10	128%	128%	(35)
Business combination adjustments, net	(6)	62%	56%	(16)	-109%	-109%	184

Total acquisition related and other expenses	$103	145%	147%	$42	-80%	-80%	$211

Fiscal 2017 Compared to Fiscal 2016:    On a constant currency basis, acquisition related and other expenses increased in fiscal 2017 primarily due to higher stock-based compensation expenses as a result of our acquisition of NetSuite and higher professional fees. In addition, we recognized an acquisition related benefit of $19 million in fiscal 2016, which decreased acquisition related and other expenses during this period.

Fiscal 2016 Compared to Fiscal 2015:    Acquisition related and other expenses decreased in fiscal 2016 primarily due to a $186 million goodwill impairment loss recorded during fiscal 2015. We also recorded an acquisition related benefit of $19 million and a litigation related benefit of $53 million in fiscal 2016 and 2015, respectively, which reduced our expenses in those periods.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Restructuring expenses	$463	1%	4%	$458	121%	145%	$207

Restructuring expenses in fiscal 2017 primarily related to our 2017 Restructuring Plan. Restructuring expenses in fiscal 2016 primarily related to our 2015 Restructuring Plan, which is complete. Restructuring expenses in fiscal 2015 primarily related to our 2015 Restructuring Plan and our 2013 Restructuring Plan, which is also complete. Our management approved, committed to and initiated these plans in order to restructure and further improve efficiencies in our operations. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $889 million and are recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2017 Restructuring Plan were approximately $403 million as of May 31, 2017 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2018. Our estimated costs are subject to change in future periods. We may incur additional restructuring expenses in future periods due to the initiation of new restructuring plans or from changes in estimated costs associated with existing restructuring plans.

Interest Expense:

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Interest expense	$1,798	23%	23%	$1,467	28%	28%	$1,143

Fiscal 2017 Compared to Fiscal 2016:    Interest expense increased in fiscal 2017 primarily due to higher average borrowings resulting from our issuance of $14.0 billion of senior notes in July 2016. This increase in interest expense during fiscal 2017 was partially offset by a reduction in interest expense resulting from the maturity and repayment of $2.0 billion of senior notes in January 2016. See Recent Financing Activities below and Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our borrowings.

Fiscal 2016 Compared to Fiscal 2015:    Interest expense increased in fiscal 2016 primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in May 2015. We also issued $10.0 billion of senior notes in July 2014, which also contributed to additional interest expense during fiscal 2016 relative to fiscal 2015. These increases in interest expense during fiscal 2016 were partially offset by reductions in interest expense that primarily resulted from the maturity and repayment of $2.0 billion of senior notes in January 2016 and $1.5 billion of senior notes and the related fixed to variable interest rate swap agreements in July 2014.

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

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Interest income	$802	49%	50%	$538	54%	59%	$349
Foreign currency losses, net	(152)	38%	49%	(110)	-30%	-37%	(157)
Noncontrolling interests in income	(118)	2%	2%	(116)	2%	2%	(113)
Other income (loss), net	73	1,136%	1,145%	(7)	-126%	-126%	27

Total non-operating income, net	$605	98%	96%	$305	188%	221%	$106

Fiscal 2017 Compared to Fiscal 2016:    On a constant currency basis, our non-operating income, net for fiscal 2017 increased primarily due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances and higher interest rates. In addition, we incurred higher other income, net during fiscal 2017 related to investment gains for our deferred compensation plan investments that we held and classified as trading in comparison to net losses for such investments during fiscal 2016. The aforementioned favorable movements in non-operating income, net during fiscal 2017 were partially offset by higher foreign currency losses, net during fiscal 2017.

Fiscal 2016 Compared to Fiscal 2015:    On a constant currency basis, our non-operating income, net in fiscal 2016 increased primarily due to higher interest income resulting from higher interest rates and higher cash, cash equivalent and short-term investment balances and due to lower net foreign currency losses.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities and the U.S. domestic production activity deduction. In addition, beginning in fiscal 2017, the provision for income taxes also differs from the tax computed at the U.S. federal statutory tax rate due to tax effects of stock-based compensation (refer to Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional discussion). Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings in tax related litigation, among others.

	Year Ended May 31,
		Percent Change			Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	Actual	Constant	2015
Provision for income taxes	$2,182	-14%	-15%	$2,541	-12%	-5%	$2,896

Effective tax rate	18.9%			22.2%			22.6%

Fiscal 2017 Compared to Fiscal 2016:    Provision for income taxes in fiscal 2017 decreased relative to fiscal 2016 primarily due to the favorable impact of excess tax benefits recognized in fiscal 2017 that related to stock-based compensation, which were recorded as a benefit to provision for income taxes in fiscal 2017, in comparison to fiscal 2016 when such benefits were recognized as an increase to additional paid in capital (see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional discussion). To a lesser extent, the provision for income taxes in fiscal 2017 also benefited from a favorable jurisdictional mix of earnings, as well as net favorable changes relating to unrecognized tax benefits from audit settlements, statute of limitation releases, and other events.

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

Liquidity and Capital Resources

	As of May 31,
(Dollars in millions)	2017	Change	2016	Change	2015
Working capital	$50,337	7%	$47,105	0%	$47,314
Cash, cash equivalents and marketable securities	$66,078	18%	$56,125	3%	$54,368

Working capital:    The increase in working capital as of May 31, 2017 in comparison to May 31, 2016 was primarily due to our issuance of $14.0 billion of long-term senior notes in July 2016, the favorable impacts to our net current assets resulting from our net income during fiscal 2017 and cash proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for acquisitions, including $9.0 billion of net cash used for our acquisition of NetSuite in the second quarter of fiscal 2017, cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures.

Working capital as of May 31, 2016 in comparison to May 31, 2015 was substantially flat as favorable impacts to our net current assets resulting from our net income during fiscal 2016 and cash proceeds from fiscal 2016 stock option exercises were substantially offset by $10.4 billion of cash used for repurchases of our common stock in fiscal 2016, $2.5 billion of cash used to pay dividends to our stockholders in fiscal 2016, and $1.2 billion of cash used for capital expenditures in fiscal 2016.

Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at May 31, 2017 in comparison to May 31, 2016 was primarily due to cash inflows generated by our operations during fiscal 2017, $13.6 billion of cash inflows, net of repayments, from fiscal 2017 debt issuances, and cash inflows from stock option exercises. These fiscal 2017 cash inflows were partially offset by certain fiscal 2017 cash outflows, primarily acquisitions, including our acquisition of NetSuite, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. Cash, cash equivalents and marketable securities included $54.4 billion held by our foreign subsidiaries as of May 31, 2017. We consider $47.5 billion of our undistributed earnings as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings would be subject to U.S. income tax if repatriated to the United States. Assuming a full utilization of the foreign tax credits, the potential deferred tax liability associated with these undistributed earnings would be approximately $15.1 billion as of May 31, 2017 should the amounts be repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report). As the U.S. Dollar generally strengthened against certain major international currencies during fiscal 2017, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries decreased on a net basis as of May 31, 2017 relative to what we would have reported using constant currency rates from our May 31, 2016 balance sheet date.

The increase in cash, cash equivalents and marketable securities at May 31, 2016 in comparison to May 31, 2015 was primarily due to cash inflows generated by our operations during fiscal 2016, $1.8 billion of net cash inflows from fiscal 2016 debt issuances, net of debt repayments, and cash inflows from fiscal 2016 stock option exercises. These fiscal 2016 cash inflows were partially offset by certain fiscal 2016 cash outflows, primarily $10.4 billion for repurchases of our common stock, payments of cash dividends to our stockholders, and cash used for capital expenditures. Additionally, our reported cash, cash equivalents and marketable securities balances as of May 31, 2016 decreased on a net basis in comparison to May 31, 2015 as the U.S. Dollar generally strengthened in comparison to most major international currencies during fiscal 2016.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 44 days at May 31, 2017 compared with 46 days at May 31, 2016. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud SaaS, PaaS and IaaS obligations, software license updates and product support obligations and hardware obligations to fair value.

	Year Ended May 31,
(Dollars in millions)	2017	Change	2016	Change	2015
Net cash provided by operating activities	$14,126	3%	$13,685	-6%	$14,580
Net cash used for investing activities	$(21,494)	317%	$(5,154)	-73%	$(19,047)
Net cash provided by (used for) financing activities	$9,086	191%	$(9,980)	-204%	$9,606

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

Fiscal 2017 Compared to Fiscal 2016:    Net cash provided by operating activities increased during fiscal 2017 primarily due to the cash favorable effects of higher net income in fiscal 2017 in relation to fiscal 2016.

Fiscal 2016 Compared to Fiscal 2015: Net cash provided by operating activities decreased in fiscal 2016 primarily due to the cash unfavorable effects of lower net income and the related unfavorable currency rate fluctuations on our net income relative to the corresponding prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Fiscal 2017 Compared to Fiscal 2016:    Net cash used for investing activities increased in fiscal 2017 relative to fiscal 2016 primarily due to an increase in cash used for acquisitions, net of cash acquired in fiscal 2017, an increase in cash used to purchase marketable securities and other investments (net of proceeds received from sales and maturities) in fiscal 2017 and increased capital expenditures primarily related to our fiscal 2017 real estate purchases and investments in equipment to support our infrastructure to deliver our cloud SaaS, PaaS and IaaS offerings.

Fiscal 2016 Compared to Fiscal 2015:    Net cash used for investing activities decreased in fiscal 2016 relative to fiscal 2015 primarily due to a decrease in net cash used to purchase marketable securities (net of proceeds received from sales and maturities) in fiscal 2016 and a decrease in cash used for acquisitions, net of cash acquired, in fiscal 2016.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Fiscal 2017 Compared to Fiscal 2016:    Net cash provided by financing activities in fiscal 2017 was $9.1 billion in comparison to net cash used for financing activities of $10.0 billion during fiscal 2016. The change in financing activities cash flows during fiscal 2017 in comparison to fiscal 2016 was primarily related to borrowing activities, net of debt repayments and stock repurchase activity. We received $13.6 billion of net cash inflows from borrowing activities during fiscal 2017 in comparison to $1.8 billion of net cash inflows from fiscal 2016 borrowing activities. In addition, we significantly reduced our stock repurchase activity in fiscal 2017, using $3.6 billion, in comparison to fiscal 2016 when we used $10.4 billion.

Fiscal 2016 Compared to Fiscal 2015:    We used net cash for financing activities of $10.0 billion during fiscal 2016 in comparison to net cash provided by financing activities of $9.6 billion during fiscal 2015. The change in financing activities cash flows during fiscal 2016 in comparison to fiscal 2015 was primarily related to borrowing activities, net of debt repayments, and stock repurchase activities. Our borrowing activities, net of repurchases, provided $1.8 billion of net cash inflows in fiscal 2016 in comparison to $18.3 billion of net cash inflows in fiscal 2015. We used $10.4 billion for fiscal 2016 common stock repurchases in comparison to $8.1 billion used for fiscal 2015 common stock repurchase.

Free cash flow:    To supplement our statements of cash flows presented on a GAAP basis, we use non-GAAP measures of cash flows on a trailing 4-quarter basis to analyze cash flows generated from our operations. We believe that free cash flow is also useful as one of the bases for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flow as follows:

	Year Ended May 31,
(Dollars in millions)	2017	Change	2016	Change	2015
Net cash provided by operating activities	$14,126	3%	$13,685	-6%	$14,580
Capital expenditures	(2,021)	70%	(1,189)	-15%	(1,391)

Free cash flow	$12,105	-3%	$12,496	-5%	$13,189

Net income	$9,335		$8,901		$9,938

Free cash flow as percent of net income	130%		140%		133%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $912 million in fiscal 2017, $1.2 billion in 2016 and $1.6 billion in fiscal 2015, respectively, approximately 14%, 16% and 19% of our new software licenses revenues in fiscal 2017, 2016 and 2015, respectively.

Recent Financing Activities:

Cash Dividends:    In fiscal 2017, we declared and paid cash dividends of $0.64 per share that totaled $2.6 billion. In June 2017, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock payable on August 2, 2017 to stockholders of record as of the close of business on July 19, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Revolving Credit Agreements:    In May 2017, we entered into four revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2017 Credit Agreements) and borrowed $3.8 billion pursuant to these agreements. The 2017 Credit Agreements provided us with short-term borrowings for working capital and other general corporate purposes. Interest for the 2017 Credit Agreements is based on either (1) a LIBOR-based formula or (2) a base rate formula, each as set forth in the 2017 Credit Agreements. The borrowings are due and payable on June 29, 2017, which is the termination date of the 2017 Credit Agreements. Additional details regarding the 2017 Credit Agreements are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

We issued the senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of indebtedness and future acquisitions. Additional details regarding the senior notes are included in Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Other Fiscal 2017 Borrowings Activities:    In connection with our acquisition of NetSuite in the second quarter of fiscal 2017, we assumed $310 million par value of legacy NetSuite convertible notes (NetSuite Debt), which had a fair value of $342 million as of the acquisition date. In December 2016, we repurchased and settled for cash substantially all of the NetSuite Debt (refer to Note 8 of Notes to Consolidated Financial Statements included in this Annual Report for additional discussion).

In the second quarter of fiscal 2017, we assumed $113 million of debt due August 1, 2025 in connection with the acquisition of certain land and buildings.

Common Stock Repurchases:    Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2017, approximately $5.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 85.6 million shares for $3.5 billion, 271.9 million shares for $10.4 billion, and 193.7 million shares for $8.1 billion in fiscal 2017, 2016 and 2015, respectively. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations (described further below) or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Contractual Obligations:    The contractual obligations presented in the table below represent our estimates of future payments under our fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in preparing this information within the context of our consolidated financial position, results of operations and cash flows. The following is a summary of certain of our contractual obligations as of May 31, 2017:

		Year Ending May 31,
(Dollars in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments on borrowings(1)	$58,145	$9,800	$2,000	$4,500	$2,395	$8,250	$31,200
Interest payments on borrowings(1)	24,456	1,673	1,512	1,442	1,361	1,270	17,198
Operating leases(2)	1,721	389	330	260	203	146	393
Purchase obligations and other(3)	1,476	955	243	149	85	44	—

Total contractual obligations	$85,798	$12,817	$4,085	$6,351	$4,044	$9,710	$48,791

(1)	Represents the principal balances and interest payments to be paid in connection with our senior notes and other borrowings outstanding as of May 31, 2017 after considering:

•

certain interest rate swap agreements for certain series of senior notes that have the economic effect of modifying the fixed-interest obligations associated with these senior notes so that they effectively became variable pursuant to a LIBOR-based index. Interest payments on these senior notes have been presented in the table above after consideration of these fixed to variable interest rate swap agreements based upon the interest rates applicable as of May 31, 2017 and are subject to change in future periods;

•	interest payments on our floating-rate senior notes that are based upon the interest rates applicable to the senior notes as of May 31, 2017 and are subject to change in future periods; and

•

certain cross-currency swap agreements for a series of our Euro denominated senior notes that have the economic effect of converting our fixed-rate, Euro-denominated debt, including annual interest payments and the payment of principal at maturity, to a fixed-rate, U.S. Dollar-denominated debt with a fixed annual interest rate. Principal and interest payments for these senior notes were calculated and presented in the table above based on the terms of these cross-currency swap agreements. Principal and interest payments for our other Euro-denominated senior notes presented in the contractual obligations table above were estimated using foreign currency exchange rates as of May 31, 2017 and are subject to change in future periods.

Refer to Notes 8 and 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information related to our notes payable and other borrowings and related derivative agreements.

(2)

Primarily represents leases of facilities and includes future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities. We have approximately $53 million in facility obligations, net of estimated sublease income, for certain vacated locations in accrued restructuring on our consolidated balance sheet at May 31, 2017.

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

As of May 31, 2017, we had $5.8 billion of gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, and all such obligations have been excluded from the contractual obligations table above due to the uncertainty as to when they might be settled. We cannot make a reasonably reliable estimate of the period in which the remainder of our unrecognized income tax benefits will be settled or released with the relevant tax authorities, although we believe it is reasonably possible that certain of these liabilities could be settled or released during fiscal 2018. We are involved in claims and legal proceedings. All such claims and obligations have been excluded from the contractual obligations table above due to the uncertainty of claims and legal proceedings and associated estimates and assumptions, all of which are inherently unpredictable and many aspects of which are out of our control. Notes 15 and 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report includes additional information regarding these contingencies.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

Off-Balance Sheet Arrangements:    We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Selected Quarterly Financial Data

Quarterly revenues, expenses and operating income have historically been affected by a variety of seasonal factors, including the structure of sales force incentive compensation plans. In addition, our European operations generally provide lower revenues in our first fiscal quarter because of the reduced economic activity in Europe during the summer. These seasonal factors are common in the technology industry. These factors have historically caused a decrease in our first quarter revenues as compared to revenues in the immediately preceding fourth quarter, which historically has been our highest revenue quarter within a particular fiscal year. Similarly, the operating income of our business is affected by seasonal factors in a similar manner as our revenues (in particular, our cloud and on-premise software business and hardware business) as certain expenses within our cost structure are relatively fixed in the short term. We expect these trends to continue in fiscal 2018.

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

	Fiscal 2017 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 28	May 31
Revenues	$8,595	$9,035	$9,205	$10,892
Gross profit	$6,819	$7,237	$7,314	$8,889
Operating income	$2,641	$3,037	$2,959	$4,073
Net income	$1,832	$2,032	$2,239	$3,231
Earnings per share—basic	$0.44	$0.50	$0.55	$0.78
Earnings per share—diluted	$0.43	$0.48	$0.53	$0.76

	Fiscal 2016 Quarter Ended (Unaudited)
(in millions, except per share amounts)	August 31	November 30	February 29	May 31
Revenues	$8,448	$8,993	$9,012	$10,594
Gross profit	$6,561	$7,105	$7,139	$8,640
Operating income	$2,654	$2,955	$3,027	$3,968
Net income	$1,747	$2,197	$2,142	$2,814
Earnings per share—basic	$0.40	$0.52	$0.51	$0.68
Earnings per share—diluted	$0.40	$0.51	$0.50	$0.66

Restricted Stock-Based Awards and Stock Options

Our stock-based compensation program is a key component of the compensation package we provide to attract and retain certain of our talented employees and align their interests with the interests of existing stockholders.

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2014 has been a weighted-average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and stock options are exercised. Of the outstanding stock options at May 31, 2017, which generally have a ten-year exercise period, less than 1% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we have recently reduced the level of our stock repurchases and we may further reduce repurchases in the future in order to use our available cash for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At May 31, 2017, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 9.5%.

During fiscal 2017, the Compensation Committee of the Board of Directors reviewed and approved the organization-wide stock-based award grants to selected employees, all stock-based award grants to executive officers and any individual grant of stock-based awards in excess of 100,000 stock option equivalent shares. A separate Plan Committee, which is an executive officer committee, approved individual stock-based award grants of up to 100,000 stock option equivalent shares to non-executive officers and employees. Restricted stock-based award and stock option activity from June 1, 2014 through May 31, 2017 is summarized as follows (shares in millions):

Restricted stock-based awards and stock options outstanding at May 31, 2014	463
Restricted stock-based awards and stock options granted	181
Restricted stock-based awards and stock options assumed	20
Restricted stock-based awards vested and issued and stock options exercised	(225)
Forfeitures, cancellations and other, net	(44)

Restricted stock-based awards and stock options outstanding at May 31, 2017	395

Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations	52
Weighted-average annualized stock repurchases	(184)
Shares outstanding at May 31, 2017	4,137
Basic weighted-average shares outstanding from June 1, 2014 through May 31, 2017	4,247
Restricted stock-based awards and stock options outstanding as a percent of shares outstanding at May 31, 2017	9.5%
Total restricted stock-based awards and in the money stock options outstanding (based on the closing price of our common stock on the last trading day of fiscal 2017) as a percent of shares outstanding at May 31, 2017	9.5%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and before stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2014 through May 31, 2017	1.2%
Weighted-average annualized restricted stock-based awards and stock options granted and assumed, net of forfeitures and cancellations and after stock repurchases, as a percent of weighted-average shares outstanding from June 1, 2014 through May 31, 2017	-3.1%

Our Compensation Committee approves the annual organization-wide stock-based award grants to certain employees. These annual stock-based award grants are generally made during the ten business day period following the second trading day after the announcement of our fiscal fourth quarter earnings report.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Cash, Cash Equivalents, Marketable Securities and Interest Income Risk

Our bank deposits and time deposits are generally held with large, diverse financial institutions worldwide with high investment-grade credit ratings or financial institutions that meet investment-grade ratings criteria, which we believe mitigates credit risk and certain other risks. In addition, as of May 31, 2017, substantially all of our marketable securities are high quality with approximately 32% having maturity dates within one year and 68% having maturity dates within one to five years (a description of our marketable securities held is included in Note 3 and Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” above). We hold a mix of both fixed and floating-rate debt securities. The fair values of our fixed-rate debt securities are impacted by interest rate movements and if interest rates would have been higher by 50 basis points as of May 31, 2017, we estimate the change would have decreased the fair values of our marketable securities holdings by $348 million. Our floating-rate debt securities serve to lower the overall risk to our investments portfolio associated with the risk of rising interest rates. Substantially all of our marketable securities are designated as available-for-sale. We generally do not use our investments for trading purposes.

Changes in the overall level of interest rates affect the interest income that is generated from our cash, cash equivalents and marketable securities. For fiscal 2017, total interest income was $802 million with our cash, cash equivalents and marketable securities investments yielding an average 1.47% on a worldwide basis. The table below presents the approximate fair values of our cash, cash equivalents and marketable securities and the related weighted-average interest rates for our investment portfolio at May 31, 2017 and 2016.

	May 31,
	2017		2016
(Dollars in millions)	Fair Value	Weighted- Average Interest Rate	Fair Value	Weighted- Average Interest Rate
Cash and cash equivalents	$21,784	0.63%	$20,152	0.35%
Marketable securities	44,294	1.88%	35,973	1.62%

Total cash, cash equivalents and marketable securities	$66,078	1.47%	$56,125	1.16%

Interest Expense Risk

Interest Expense Risk—Fixed to Variable Interest Rate Swap Agreements

Our total borrowings were $57.9 billion as of May 31, 2017, consisting of $51.9 billion of fixed-rate borrowings, $2.3 billion of floating-rate borrowings (Floating-Rate Notes) and $3.8 billion of other borrowings, primarily under revolving credit agreements.

We have entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our $1.5 billion of 2.375% senior notes due January 2019 (January 2019 Notes), our $2.0 billion of 2.25% senior notes due October 2019 (October 2019 Notes), and our $1.5 billion of 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the January 2019 Notes, October 2019 Notes, and July 2021 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. We do not use these interest rate swap arrangements or our fixed-rate borrowings for trading purposes. We are accounting for these interest rate swap agreements as fair value hedges pursuant to ASC 815, Derivatives and Hedging (ASC 815). The total fair value gain of these fixed to variable interest rate swap agreements as of May 31, 2017 was $40 million. If LIBOR-based interest rates would have been higher by 100 basis points as of May 31, 2017, the change would have decreased the fair values of the fixed to variable swap agreements by $153 million. Additional details regarding our senior notes and related interest rate swap agreements are included in Notes 8 and 11 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

By issuing the Floating-Rate Notes and by entering into the aforementioned interest rate swap arrangements, we have assumed risks associated with variable interest rates based upon LIBOR. As of May 31, 2017, the weighted-average interest rate associated with our Floating-Rate Notes and January 2019 Notes, October 2019 Notes and July 2021 Notes after considering the effects of the aforementioned interest rate swap arrangements, was 1.68%. Changes in the overall level of interest rates affect the interest expense that we recognize in our consolidated statements of operations. An interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of May 31, 2017, if LIBOR-based interest rates would have been higher by 100 basis points, the change would have increased our interest expense annually by approximately $73 million as it relates to our fixed to variable interest rate swap agreements and floating-rate borrowings.

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

We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. Our ultimate realized gain or loss with respect to foreign currency exposures will generally depend on the size and type of cross-currency transactions that we enter into, the currency exchange rates associated with these exposures and changes in those rates, the net realized gain or loss on our foreign currency forward contracts and other factors. As of May 31, 2017 and 2016, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.4 billion and $2.7 billion, respectively. As of May 31, 2017 and 2016, the notional amounts of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.4 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2017 and 2016. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $152 million, $110 million and $157 million in fiscal 2017, 2016 and 2015, respectively. As a large portion of our consolidated operations are international, we could experience additional foreign currency volatility in the future, the amounts and timing of which are unknown.

Foreign Currency Translation Risk—Impact on Cash, Cash Equivalents and Marketable Securities

Fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. In particular, the amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash held by these subsidiaries is subject to translation variance caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss on our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report).

As the U.S. Dollar fluctuated against certain international currencies as of the end of fiscal 2017, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for foreign subsidiaries that hold international currencies as of May 31, 2017 decreased relative to what we would have reported using a constant currency rate from May 31, 2016. As reported in our consolidated statements of cash flows, the estimated effects of exchange rate changes on our reported cash and cash equivalents balances in U.S. Dollars for fiscal 2017, 2016 and 2015 were decreases of $86 million, $115 million and $1.2 billion, respectively. The following table includes estimates of the U.S. Dollar equivalent of cash, cash equivalents and marketable securities denominated in certain major foreign currencies that we held as of May 31, 2017:

(in millions)	U.S Dollar Equivalent at May 31, 2017
Euro	$1,331
Canadian Dollar	450
Japanese Yen	409
British Pound	277
Indian Rupee	266
Russian Ruble	253
Australian Dollar	237
Chinese Renminbi	174
Other foreign currencies	1,780

Total cash, cash equivalents and marketable securities denominated in foreign currencies	$5,177

If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly would have been weaker by 10%, the amount of cash, cash equivalents and marketable securities we would report in U.S. Dollars would have decreased by approximately $518 million, assuming constant foreign currency cash, cash equivalents and marketable securities balances.

Foreign Currency Translation Risk—Net Investment Hedge

In July 2013, we issued €750 million of 3.125% senior notes due July 2025 (July 2025 Notes). We designated the July 2025 Notes as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. As a result, provided there is no ineffectiveness related to the hedge, the change in the carrying value of the Euro-denominated July 2025 Notes due to fluctuations in foreign currency exchange rates on the effective portion is recorded in accumulated other comprehensive loss on our consolidated balance sheets and is also presented as a line item in our consolidated statements of comprehensive income included elsewhere in this Annual Report and totaled $1 million of net other comprehensive losses for fiscal 2017. Any remaining change in the carrying value of the July 2025 Notes representing any ineffective portion of the net investment hedge is recognized in non-operating income, net. We did not record any ineffectiveness during fiscal 2017.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the July 2025 Notes at maturity. If the U.S. Dollar would have been weaker by 10% in comparison to the Euro as of May 31, 2017, we estimate our obligation to cash settle the principal portion of the July 2025 Notes in U.S. Dollars would have increased by approximately $83 million.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officers (one of whom is our Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2017 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2017. We reviewed the results of management’s assessment with our Finance and Audit Committee.

The effectiveness of our internal control over financial reporting as of May 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report.

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

The other information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (2017 Proxy Statement) under the sections entitled “Board of Directors—Nominees for Directors,” “Board of Directors—Committees, Membership and Meetings,” “Board of Directors—Committees, Membership and Meetings—The Finance and Audit Committee,” “Corporate Governance—Employee Matters—Code of Conduct,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information to be contained in our 2017 Proxy Statement under the sections entitled “Board of Directors—Committees, Membership and Meetings—The Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Board of Directors—Director Compensation,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from the information to be contained in our 2017 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference from the information to be contained in our 2017 Proxy Statement under the sections entitled “Corporate Governance—Board of Directors and Director Independence” and “Transactions with Related Persons.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference from the information to be contained in our 2017 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oracle Corporation

We have audited the accompanying consolidated balance sheets of Oracle Corporation as of May 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oracle Corporation at May 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oracle Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

June 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Oracle Corporation

We have audited Oracle Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oracle Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Oracle Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oracle Corporation as of May 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended May 31, 2017 of Oracle Corporation and our report dated June 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

June 27, 2017

ORACLE CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31, 2017 and 2016

	May 31,
(in millions, except per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,784	$20,152
Marketable securities	44,294	35,973
Trade receivables, net of allowances for doubtful accounts of $319 and $327 as of May 31, 2017 and May 31, 2016, respectively	5,300	5,385
Inventories	300	212
Prepaid expenses and other current assets	2,837	2,591

Total current assets	74,515	64,313

Non-current assets:
Property, plant and equipment, net	5,315	4,000
Intangible assets, net	7,679	4,943
Goodwill, net	43,045	34,590
Deferred tax assets	1,143	1,291
Other assets	3,294	3,043

Total non-current assets	60,476	47,867

Total assets	$134,991	$112,180

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$9,797	$3,750
Accounts payable	599	504
Accrued compensation and related benefits	1,966	1,966
Deferred revenues	8,233	7,655
Other current liabilities	3,583	3,333

Total current liabilities	24,178	17,208

Non-current liabilities:
Notes payable and other borrowings, non-current	48,112	40,105
Income taxes payable	5,681	4,908
Other non-current liabilities	2,774	2,169

Total non-current liabilities	56,567	47,182

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,137 shares and 4,131 shares as of May 31, 2017 and May 31, 2016, respectively	27,065	24,217
Retained earnings	27,598	23,888
Accumulated other comprehensive loss	(803)	(816)

Total Oracle Corporation stockholders’ equity	53,860	47,289
Noncontrolling interests	386	501

Total equity	54,246	47,790

Total liabilities and equity	$134,991	$112,180

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2017, 2016 and 2015

	Year Ended May 31,
(in millions, except per share data)	2017	2016	2015
Revenues:
Cloud software as a service	$3,211	$2,001	$1,476
Cloud platform as a service and infrastructure as a service	1,360	852	617

Total cloud revenues	4,571	2,853	2,093

New software licenses	6,418	7,276	8,535
Software license updates and product support	19,229	18,861	18,847

Total on-premise software revenues	25,647	26,137	27,382

Total cloud and on-premise software revenues	30,218	28,990	29,475

Hardware revenues	4,152	4,668	5,205
Services revenues	3,358	3,389	3,546

Total revenues	37,728	37,047	38,226

Operating expenses:
Cloud software as a service(1)	1,285	1,049	742
Cloud platform as a service and infrastructure as a service(1)	678	469	375
Software license updates and product support(1)	1,052	1,146	1,199
Hardware(1)	1,653	2,064	2,287
Services(1)	2,801	2,751	2,929
Sales and marketing(1)	8,197	7,884	7,655
Research and development	6,159	5,787	5,524
General and administrative	1,176	1,155	1,077
Amortization of intangible assets	1,451	1,638	2,149
Acquisition related and other	103	42	211
Restructuring	463	458	207

Total operating expenses	25,018	24,443	24,355

Operating income	12,710	12,604	13,871

Interest expense	(1,798)	(1,467)	(1,143)
Non-operating income, net	605	305	106

Income before provision for income taxes	11,517	11,442	12,834
Provision for income taxes	2,182	2,541	2,896

Net income	$9,335	$8,901	$9,938

Earnings per share:
Basic	$2.27	$2.11	$2.26

Diluted	$2.21	$2.07	$2.21

Weighted average common shares outstanding:
Basic	4,115	4,221	4,404

Diluted	4,217	4,305	4,503

Dividends declared per common share	$0.64	$0.60	$0.51

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended May 31, 2017, 2016 and 2015

	Year Ended May 31,
(in millions)	2017	2016	2015
Net income	$9,335	$8,901	$9,938
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	99	73	(770)
Net unrealized (losses) gains on defined benefit plans	(102)	50	(151)
Net unrealized (losses) gains on marketable securities	(9)	72	59
Net unrealized gains (losses) on cash flow hedges	25	(15)	30

Total other comprehensive income (loss), net	13	180	(832)

Comprehensive income	$9,348	$9,081	$9,106

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended May 31, 2017, 2016 and 2015

	Common Stock and Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Oracle Corporation Stockholders’ Equity	Noncontrolling Interests	Total Equity
(in millions)	Number of Shares	Amount
Balances as of May 31, 2014	4,464	$21,077	$25,965	$(164)	$46,878	$569	$47,447
Common stock issued under stock-based compensation plans	70	1,702	—	—	1,702	—	1,702
Common stock issued under stock purchase plans	3	114	—	—	114	—	114
Assumption of stock-based compensation plan awards in connection with acquisitions	—	12	—	—	12	—	12
Stock-based compensation	—	933	—	—	933	—	933
Repurchase of common stock	(194)	(943)	(7,145)	—	(8,088)	—	(8,088)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	—	(14)	—	—	(14)	—	(14)
Cash dividends declared ($0.51 per share)	—	—	(2,255)	—	(2,255)	—	(2,255)
Tax benefit from stock plans	—	267	—	—	267	—	267
Other, net	—	8	—	—	8	15	23
Distributions to noncontrolling interests	—	—	—	—	—	(196)	(196)
Other comprehensive loss, net	—	—	—	(832)	(832)	(66)	(898)
Net income	—	—	9,938	—	9,938	113	10,051

Balances as of May 31, 2015	4,343	23,156	26,503	(996)	48,663	435	49,098
Common stock issued under stock-based compensation plans	60	1,304	—	—	1,304	—	1,304
Common stock issued under stock purchase plans	3	121	—	—	121	—	121
Assumption of stock-based compensation plan awards in connection with acquisitions	—	1	—	—	1	—	1
Stock-based compensation	—	1,037	—	—	1,037	—	1,037
Repurchase of common stock	(272)	(1,464)	(8,975)	—	(10,439)	—	(10,439)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(3)	(89)	—	—	(89)	—	(89)
Cash dividends declared ($0.60 per share)	—	—	(2,541)	—	(2,541)	—	(2,541)
Tax benefit from stock plans	—	141	—	—	141	—	141
Other, net	—	10	—	—	10	9	19
Distributions to noncontrolling interests	—	—	—	—	—	(85)	(85)
Other comprehensive income, net	—	—	—	180	180	26	206
Net income	—	—	8,901	—	8,901	116	9,017

Balances as of May 31, 2016	4,131	24,217	23,888	(816)	47,289	501	47,790
Common stock issued under stock-based compensation plans	95	2,063	—	—	2,063	—	2,063
Common stock issued under stock purchase plans	3	118	—	—	118	—	118
Assumption of stock-based compensation plan awards in connection with acquisitions	—	90	—	—	90	—	90
Stock-based compensation	—	1,350	—	—	1,350	—	1,350
Repurchase of common stock	(86)	(504)	(2,988)	—	(3,492)	—	(3,492)
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(6)	(283)	—	—	(283)	—	(283)
Cash dividends declared ($0.64 per share)	—	—	(2,631)	—	(2,631)	—	(2,631)
Other, net	—	14	(6)	—	8	11	19
Distributions to noncontrolling interests	—	—	—	—	—	(258)	(258)
Other comprehensive income, net	—	—	—	13	13	14	27
Net income	—	—	9,335	—	9,335	118	9,453

Balances as of May 31, 2017	4,137	$27,065	$27,598	$(803)	$53,860	$386	$54,246

See notes to consolidated financial statements.

ORACLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2017, 2016 and 2015

	Year Ended May 31,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$9,335	$8,901	$9,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,000	871	712
Amortization of intangible assets	1,451	1,638	2,149
Allowances for doubtful accounts receivable	129	130	56
Deferred income taxes	(486)	(105)	(548)
Stock-based compensation	1,350	1,037	933
Other, net	123	143	327
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	18	96	208
(Increase) decrease in inventories	(88)	88	(96)
Decrease (increase) in prepaid expenses and other assets	64	(90)	(387)
(Decrease) increase in accounts payable and other liabilities	(37)	(13)	247
Increase in income taxes payable	732	313	386
Increase in deferred revenues	535	676	655

Net cash provided by operating activities	14,126	13,685	14,580

Cash flows from investing activities:
Purchases of marketable securities and other investments	(25,867)	(24,562)	(31,421)
Proceeds from maturities and sales of marketable securities and other investments	17,615	21,247	20,004
Acquisitions, net of cash acquired	(11,221)	(650)	(6,239)
Capital expenditures	(2,021)	(1,189)	(1,391)

Net cash used for investing activities	(21,494)	(5,154)	(19,047)

Cash flows from financing activities:
Payments for repurchases of common stock	(3,561)	(10,440)	(8,087)
Proceeds from issuances of common stock	2,181	1,425	1,816
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(283)	(89)	(14)
Payments of dividends to stockholders	(2,631)	(2,541)	(2,255)
Proceeds from borrowings, net of issuance costs	17,732	3,750	19,842
Repayments of borrowings	(4,094)	(2,000)	(1,500)
Distributions to noncontrolling interests	(258)	(85)	(196)

Net cash provided by (used for) financing activities	9,086	(9,980)	9,606

Effect of exchange rate changes on cash and cash equivalents	(86)	(115)	(1,192)

Net increase (decrease) in cash and cash equivalents	1,632	(1,564)	3,947
Cash and cash equivalents at beginning of period	20,152	21,716	17,769

Cash and cash equivalents at end of period	$21,784	$20,152	$21,716

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$90	$1	$12
(Decrease) increase in unsettled repurchases of common stock	$(69)	$(1)	$1
Increase (decrease) in unsettled investment purchases	$73	$(112)	$264
Supplemental schedule of cash flow data:
Cash paid for income taxes	$1,983	$2,331	$3,055
Cash paid for interest	$1,612	$1,616	$1,022

See notes to consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Oracle Corporation develops, manufactures, markets, sells, hosts and supports applications, platform and infrastructure technologies for information technology (IT) environments including applications software, database and middleware software, hardware—including Oracle Engineered Systems, computer server, storage and industry-specific hardware products—and related services that are engineered to work together in cloud-based and on-premise IT environments. We offer our customers the option to deploy our comprehensive set of cloud offerings including Oracle Cloud Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS) or to purchase our software and hardware products and related services to manage their own cloud-based or on-premise IT environments. Customers that purchase our software products may elect to purchase software license updates and product support contracts, which provide our customers with rights to unspecified software product upgrades and maintenance releases issued during the support period as well as technical support assistance. Customers that purchase our hardware products may elect to purchase hardware support contracts, which provide customers with software updates and can include product repairs, maintenance services, and technical support services. We also offer customers a broad set of services offerings that are designed to improve customer utilization of their investments in Oracle applications, platform and infrastructure technologies.

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

Included in acquisition related and other expenses as presented in our consolidated statements of operations for fiscal 2016 and 2015 are an acquisition related benefit of $19 million and a litigation related benefit of $53 million, respectively. Further, acquisition related and other expenses for fiscal 2015 included $186 million related to a goodwill impairment loss.

In fiscal 2017, we adopted Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows and we have applied this provision on a retrospective basis. For fiscal 2016 and 2015, net cash provided by operating activities increased by $124 million and $244 million, respectively, with a corresponding offset to net cash used for financing activities. Finally, ASU 2016-09 allows for the option to account for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period. We have elected to account for forfeitures as they occur and the net cumulative effect of this change was recognized as a $9 million increase to additional paid in capital, a $3 million increase to deferred tax assets and a $6 million reduction to retained earnings as of June 1, 2016.

In addition, in fiscal 2017, we also adopted the following Accounting Standards Updates, none of which had a material impact to our reported financial position or results of operations and cash flows:

•	ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting;

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business;

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash;

•	ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control; and

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

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

Revenue Recognition

Our sources of revenues include:

•

cloud and on-premise software revenues, which include the sale of: cloud SaaS, PaaS and IaaS offerings, which generally grant customers access to a broad range of our applications, platform and infrastructure technologies and related support and services offerings on a subscription basis in a secure, standards-based cloud computing environment; new software licenses, which generally grant to customers a perpetual right to use our database, middleware, applications and industry-specific software products; and software license updates and product support offerings (described further below);

•

hardware revenues, which include the sale of: hardware products including Oracle Engineered Systems, computer servers, and storage products, and industry-specific hardware; and hardware support revenues (described further below); and

•	services revenues, which are earned from providing cloud, software and hardware related services including consulting, advanced customer support and education services.

Revenues generally are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue Recognition for Cloud SaaS, PaaS and IaaS Offerings, Hardware Products, Hardware Support and Related Services (Non-software Elements)

Our revenue recognition policy for non-software deliverables including cloud SaaS, PaaS and IaaS offerings, hardware products, hardware support and related services is based upon the accounting guidance contained in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements, and we exercise judgment and use estimates in connection with the determination of the amount of cloud SaaS, PaaS and IaaS revenues, hardware products revenues, hardware support and related services revenues to be recognized in each accounting period.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Our cloud SaaS, PaaS and IaaS offerings generally provide customers access to certain of our software and/or infrastructure within a cloud-based IT environment that we manage, host and support and offer to customers on a subscription basis. Our cloud IaaS offerings also include deployment and management services for software and hardware and related IT infrastructure. Revenues for our cloud SaaS, PaaS and IaaS offerings are generally recognized ratably over the contract term commencing with the date the service is made available to customers and all other revenue recognition criteria have been satisfied.

Revenues from the sale of hardware products represent amounts earned primarily from the sale of our Oracle Engineered Systems, computer servers, storage, and industry-specific hardware and are recognized upon the delivery of the hardware product to the customer provided all other revenue recognition criteria have been satisfied.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Revenue Recognition for Software Products and Software Related Services (Software Elements)

New software licenses revenues primarily represent fees earned from granting customers licenses to use our database, middleware, applications and industry-specific software products and exclude cloud SaaS, PaaS and IaaS revenues and revenues derived from software license updates, which are included in software license updates and product support revenues. The basis for our new software licenses revenue recognition is substantially governed by the accounting guidance contained in ASC 985-605, Software—Revenue Recognition. We exercise judgment and use estimates in connection with the determination of the amount of software and software related services revenues to be recognized in each accounting period.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Revenue Recognition for Multiple-Element Arrangements—Software Products, Software Support and Software Related Services (Software Arrangements)

We often enter into arrangements with customers that purchase both software related products, software support and software related services from us at the same time, or within close proximity of one another (referred to as software related multiple-element arrangements). Such software related multiple-element arrangements include the sale of our software products, software license updates and product support contracts and other software related services whereby software license delivery is followed by the subsequent or contemporaneous delivery of the other elements. For those software related multiple-element arrangements, we have applied the residual method to determine the amount of new software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by our vendor-specific objective evidence (VSOE—described further above), with any remaining amount allocated to the software license.

Revenue Recognition Policies Applicable to both Software and Non-software Elements

Revenue Recognition for Multiple-Element Arrangements—Arrangements with Software and Non-software Elements

We also enter into multiple-element arrangements that may include a combination of our various software related and non-software related products and services offerings including new software licenses, software license updates and product support, cloud SaaS, PaaS and IaaS offerings, hardware products, hardware support, consulting, advanced customer support services and education. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and our policies as described above. In addition, we allocate the consideration within the non-software group to each respective element within that group based on a selling price hierarchy at the arrangement’s inception as described above. After the arrangement consideration has been allocated to the software group of elements and non-software group of elements, we account for each respective element in the arrangement as described above and below.

Other Revenue Recognition Policies Applicable to Software and Non-software Elements

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts and are included as a part of our services business. Consulting revenues from these arrangements are generally accounted for separately from new software licenses revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved. We estimate the proportional performance on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenues are recognized when we receive final acceptance from the customer that the services have been completed. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affects the amounts of revenues and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

Education revenues are also a part of our services business and include instructor-led, media-based and internet-based training in the use of our cloud, software and hardware products. Education revenues are recognized as the classes or other education offerings are delivered.

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

While most of our arrangements for sales within our businesses include short-term payment terms, we have a standard practice of providing long-term financing to creditworthy customers primarily through our financing division. Since fiscal 1989, when our financing division was formed, we have established a history of collection, without concessions, on these receivables with payment terms that generally extend up to five years from the contract date. Provided all other revenue recognition criteria have been met, we recognize new software licenses

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

revenues and hardware products revenues for these arrangements upon delivery, net of any payment discounts from financing transactions. We have generally sold receivables financed through our financing division on a non-recourse basis to third-party financing institutions within 90 days of the contracts’ dates of execution and we classify the proceeds from these sales as cash flows from operating activities in our consolidated statements of cash flows. We account for the sales of these receivables as “true sales” as defined in ASC 860, Transfers and Servicing, as we are considered to have surrendered control of these financing receivables. We sold $1.6 billion of our financing receivables to financial institutions during fiscal 2017 and $1.8 billion during each of fiscal 2016 and 2015, respectively.

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

May 31, 2017

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

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivatives and trade receivables. Our cash and cash equivalents are generally held with large, diverse financial institutions worldwide to reduce the amount of exposure to any single financial institution. Investment policies have been implemented that limit purchases of marketable debt securities to investment-grade securities. Our derivative contracts are transacted with various financial institutions with high credit standings and any exposure to counterparty credit-related losses in these contracts is

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

largely mitigated with collateral security agreements that provide for collateral to be received or posted when the net fair value of these contracts fluctuates from contractually established thresholds. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base. No single customer accounted for 10% or more of our total revenues in fiscal 2017, 2016 or 2015.

We outsource the design, manufacturing, assembly and delivery of certain of our hardware products to a variety of companies, many of which are located outside the United States. Further, we have simplified our supply chain processes by reducing the number of third-party manufacturing partners and the number of locations where these third-party manufacturers build our hardware products. Any inability of these third-party manufacturing partners to deliver the contracted services for our hardware products could adversely impact future operating results of our hardware business.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand within specific time horizons (generally six to nine months). Inventories in excess of future demand are written down and charged to hardware expenses. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Other Receivables

Other receivables represent value-added tax and sales tax receivables associated with the sale of our products and services to third parties. Other receivables are included in prepaid expenses and other current assets in our consolidated balance sheets and totaled $794 million and $816 million at May 31, 2017 and 2016, respectively.

Deferred Sales Commissions

We defer sales commission expenses associated with our cloud SaaS, PaaS and IaaS offerings, and recognize the related expenses over the non-cancelable term of the related contracts, which are typically one to three years. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in our consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or realizable value, net of accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, which range from one to 40 years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the lease terms, as appropriate. Property, plant and equipment are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any significant property impairment charges in fiscal 2017, 2016 or 2015.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

amortized over their useful lives, which generally range from one to 10 years. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

The carrying amounts of our goodwill and intangible assets are periodically reviewed for impairment (at least annually for goodwill and indefinite lived intangible assets) and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Pursuant to ASC 350, Intangibles—Goodwill and Other, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform the two-step impairment test. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two-step impairment test will be performed. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We did not recognize any goodwill impairment charges in fiscal 2017 or 2016. During fiscal 2015, we recognized a $186 million goodwill impairment loss related to our hardware business.

Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to its fair value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any intangible asset impairment charges in fiscal 2017, 2016 or 2015.

Derivative Financial Instruments

During fiscal 2017, 2016 and 2015, we used derivative and non-derivative financial instruments to manage foreign currency and interest rate risks (see Note 11 below for additional information). We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivatives’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, loss or gain attributable to the risk being hedged is recognized in earnings in the period of change with a corresponding offset recorded to the item for which the risk is being hedged. For a derivative instrument designated as a cash flow hedge, each reporting period we record the change in fair value on the effective portion of the derivative to accumulated other comprehensive loss in our consolidated balance sheets, and an amount is reclassified out of accumulated other comprehensive loss into earnings to offset the earnings impact that is attributable to the risk being hedged. For the non-derivative financial instrument designated as a net investment hedge for our investments in certain of our international subsidiaries, the change on account of remeasurement of the effective portion for each reporting period is recorded to accumulated other comprehensive loss in our consolidated balance sheets.

We perform the effectiveness testing of our aforementioned designated hedges on a quarterly basis and the changes in ineffective portions of the derivatives, if any, are recognized immediately in earnings.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Shipping and Handling Costs

Our shipping and handling costs for hardware products sales are included in hardware expenses for all periods presented.

Foreign Currency

We transact business in various foreign currencies. In general, the functional currency of a foreign operation is the local country’s currency. Consequently, revenues and expenses of operations outside the United States are translated into U.S. Dollars using weighted-average exchange rates while assets and liabilities of operations outside the United States are translated into U.S. Dollars using exchange rates at the balance sheet dates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Net foreign exchange transaction losses included in non-operating income, net in the accompanying consolidated statements of operations were $152 million, $110 million and $157 million in fiscal 2017, 2016 and 2015, respectively.

Stock-Based Compensation

We account for share-based payments to employees, including grants of service-based restricted stock awards, performance-based restricted stock awards (PSUs), service-based employee stock options, and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation—Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. Upon adoption of ASU 2016-09 in fiscal 2017 (see Note 1 above), we account for forfeitures as they occur. For our PSUs, we recognize stock-based compensation expense on a straight-line basis over the service period for each separately vesting tranche, which is generally twelve months, as the performance conditions to evaluate attainment of each tranche for each participant are independent of the performance conditions for the other tranches. The amount of stock-based compensation expense recorded as of the end of each annual reporting period is based on the actual attainment of performance targets. During our interim reporting periods, stock-based compensation expense is recorded based on expected attainment of performance targets. Changes in our estimates of the expected attainment of performance targets are reflected in the amount of stock-based compensation expense that we recognize for each PSU tranche on a cumulative basis during each interim reporting period in which such estimates are altered and may cause the amount of stock-based compensation expense that we record for each interim reporting period to vary. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

We record deferred tax assets for stock-based compensation awards that result in deductions on certain of our income tax returns based on the amount of stock-based compensation recognized and the fair values attributable to the vested portion of stock awards assumed in connection with a business combination at the statutory tax rates in the jurisdictions that we are able to recognize such tax deductions. Upon adoption of ASU 2016-09 in fiscal 2017, the impacts of the actual tax deductions for stock-based awards that are realized in these jurisdictions are

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

generally recognized in the reporting period that a restricted stock-based award vests or a stock option is exercised with any shortfall/windfall relative to the deferred tax asset established recorded as a discrete detriment/benefit to our provision for income taxes in such period.

Advertising

All advertising costs are expensed as incurred. Advertising expenses, which were included within sales and marketing expenses, were $95 million, $68 million and $55 million in fiscal 2017, 2016 and 2015, respectively.

Research and Development and Software Development Costs

All research and development costs are expensed as incurred.

Software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software, were not material to our consolidated financial statements in fiscal 2017, 2016 and 2015.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, and certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Year Ended May 31,
(in millions)	2017	2016	2015
Transitional and other employee related costs	$41	$45	$57
Stock-based compensation	35	3	5
Professional fees and other, net	33	10	(35)
Business combination adjustments, net	(6)	(16)	184

Total acquisition related and other expenses	$103	$42	$211

Included in acquisition related and other expenses for fiscal 2016 and 2015 were an acquisition related benefit of $19 million and a litigation related benefit of $53 million, respectively. Further, acquisition related and other expenses for fiscal 2015 included a loss of $186 million related to goodwill impairment to our hardware business.

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

	Year Ended May 31,
(in millions)	2017	2016	2015
Interest income	$802	$538	$349
Foreign currency losses, net	(152)	(110)	(157)
Noncontrolling interests in income	(118)	(116)	(113)
Other income (loss), net	73	(7)	27

Total non-operating income, net	$605	$305	$106

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Recent Accounting Pronouncements

Retirement Benefits:    In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs. ASU 2017-07 is effective for us in the first quarter of fiscal 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2018. We are currently evaluating the impact of our pending adoption of ASU 2017-07 on our consolidated financial statements.

Goodwill Impairment:    In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us in our first quarter of fiscal 2021 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our consolidated financial statements.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, and collectively Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 is effective for us as of either our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is significantly different than our current capitalization policy. The adoption of Topic 606 will result in additional types of costs that will be capitalized. Additionally, all amounts capitalized will be amortized over a period longer than our current policy. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues related to our pending adoption of Topic 606 and our preliminary assessments are subject to change.

2.	ACQUISITIONS

Fiscal 2017 Acquisitions

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

(in millions)
Cash and cash equivalents	$481
Trade receivables, net	32
Other assets	112
Intangible assets	3,157
Goodwill	6,738
Accounts payable and other liabilities	(133)
Deferred revenues	(162)
Debt	(342)
Deferred tax liabilities, net	(803)

Total	$9,080

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

We do not expect the goodwill recognized as a part of the NetSuite acquisition to be deductible for income tax purposes.

Other Fiscal 2017 Acquisitions

During fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not individually or in the aggregate significant. We have included the financial results of the acquired companies in our consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $3.0 billion, which consisted of approximately $3.0 billion in cash and $12 million for the fair values of restricted stock-based awards and stock options assumed. We preliminarily recorded $153 million of net tangible assets and $1.0 billion of identifiable intangible assets, based on their estimated fair values, and $1.8 billion of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our acquisitions completed during fiscal 2017 were based upon preliminary calculations and valuations, and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Fiscal 2016 Acquisitions

During fiscal 2016, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate.

Fiscal 2015 Acquisitions

Acquisition of MICROS Systems, Inc.

On September 8, 2014, we completed our acquisition of MICROS Systems, Inc. (MICROS), a provider of integrated software, hardware and services solutions to the hospitality and retail industries, by means of a merger of one of our wholly-owned subsidiaries with and into MICROS such that MICROS became a wholly-owned subsidiary of Oracle. We acquired MICROS to, among other things, expand our cloud and on-premise software, hardware and related services offerings for hotels, food and beverage industries, facilities, and retailers. We have included the financial results of MICROS in our consolidated financial statements from the date of acquisition.

The total purchase price for MICROS was $5.2 billion which consisted of $5.2 billion in cash paid to acquire the outstanding common stock of MICROS and $6 million for the fair value of restricted stock-based awards and stock options assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $3.2 billion of goodwill, $2.0 billion of identifiable intangible assets and $25 million of net tangible liabilities.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

The unaudited pro forma financial information for fiscal 2017 combined the historical results of Oracle for fiscal 2017, the historical results of NetSuite for the six month period ended September 30, 2016 (adjusted due to differences in reporting periods and considering the date we acquired NetSuite) and the historical results of certain other companies that we acquired since the beginning of fiscal 2017 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above.

The unaudited pro forma financial information for fiscal 2016 combined the historical results of Oracle for fiscal 2016, the historical results of NetSuite for the twelve month period ended March 31, 2016 (adjusted due to differences in reporting periods) and the historical results of certain other companies that we acquired since the beginning of fiscal 2016 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Year Ended May 31,
(in millions, except per share data)	2017	2016
Total revenues	$38,279	$38,233
Net income	$9,007	$8,086
Basic earnings per share	$2.19	$1.92
Diluted earnings per share	$2.13	$1.87

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

3.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities.

The amortized principal amounts of our cash, cash equivalents and marketable securities approximated their fair values at May 31, 2017 and 2016. We use the specific identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for fiscal 2017, 2016 and 2015. The following table summarizes the components of our cash equivalents and marketable securities held, substantially all of which were classified as available-for-sale:

	May 31,
(in millions)	2017	2016
Corporate debt securities and other	$41,618	$35,488
Commercial paper debt securities	5,053	2,155
Money market funds	3,302	3,750

Total investments	$49,973	$41,393

Investments classified as cash equivalents	$5,679	$5,420

Investments classified as marketable securities	$44,294	$35,973

As of May 31, 2017 and 2016, approximately 32% and 28%, respectively, of our marketable securities investments mature within one year and 68% and 72%, respectively, mature within one to five years. Our investment portfolio is subject to market risk due to changes in interest rates. As described above, we limit purchases of marketable debt securities to investment-grade securities, which have high credit ratings and also limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Restricted cash that was included within cash and cash equivalents as presented within our consolidated balance sheets as of May 31, 2017 and May 31, 2016 and our consolidated statements of cash flows for the years ended May 31, 2017, May 31, 2016 and May 31, 2015 was nominal.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	May 31, 2017			May 31, 2016
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$580	$41,038	$41,618	$393	$35,095	$35,488
Commercial paper debt securities	—	5,053	5,053	—	2,155	2,155
Money market funds	3,302	—	3,302	3,750	—	3,750
Derivative financial instruments	—	40	40	—	122	122

Total assets	$3,882	$46,131	$50,013	$4,143	$37,372	$41,515

Liabilities:
Derivative financial instruments	$—	$191	$191	$—	$218	$218

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

Based on the trading prices of the $54.0 billion and $40.1 billion of senior notes and the related fair value hedges that we had outstanding as of May 31, 2017 and 2016, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at May 31, 2017 and 2016 were $56.5 billion and $43.2 billion, respectively.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

5.	INVENTORIES

Inventories consisted of the following:

	May 31,
(in millions)	2017	2016
Raw materials	$186	$95
Work-in-process	42	31
Finished goods	72	86

Total inventories	$300	$212

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	Estimated Useful Life	May 31,
(Dollars in millions)		2017	2016
Computer, network, machinery and equipment	1-5 years	$5,112	$3,927
Buildings and improvements	1-40 years	3,466	2,754
Furniture, fixtures and other	5-15 years	651	574
Land	—	830	744
Construction in progress	—	235	97

Total property, plant and equipment	1-40 years	10,294	8,096
Accumulated depreciation		(4,979)	(4,096)

Total property, plant and equipment, net		$5,315	$4,000

7.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2017 and the net book value of intangible assets as of May 31, 2017 and 2016 were as follows:

	Intangible Assets, Gross				Accumulated Amortization				Intangible Assets, Net		Weighted Average Useful Life(1)
(Dollars in millions)	May 31, 2016	Additions	Retirements	May 31, 2017	May 31, 2016	Expense	Retirements	May 31, 2017	May 31, 2016	May 31, 2017
Developed technology	$3,661	$1,977	$(241)	$5,397	$(1,876)	$(660)	$241	$(2,295)	$1,785	$3,102	5 years
SaaS, PaaS and IaaS agreements and related relationships	2,034	2,084	(13)	4,105	(704)	(398)	13	(1,089)	1,330	3,016	7 years
Software support agreements and related relationships	2,419	—	(854)	1,565	(1,287)	(126)	854	(559)	1,132	1,006	N.A.
Other	3,452	126	(1,580)	1,998	(2,756)	(267)	1,580	(1,443)	696	555	7 years

Total intangible assets, net	$11,566	$4,187	$(2,688)	$13,065	$(6,623)	$(1,451)	$2,688	$(5,386)	$4,943	$7,679	6 years

(1) Represents	weighted-average useful lives of intangible assets acquired during fiscal 2017.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

Total amortization expense related to our intangible assets was $1.5 billion, $1.6 billion and $2.1 billion in fiscal 2017, 2016 and 2015, respectively. As of May 31, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Fiscal 2018	$1,588
Fiscal 2019	1,419
Fiscal 2020	1,219
Fiscal 2021	1,050
Fiscal 2022	947
Thereafter	1,456

Total intangible assets, net	$7,679

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for fiscal 2017 and 2016 were as follows:

(in millions)	Cloud and On-Premise Software	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2015	$29,830	$2,370	$1,887	$34,087
Goodwill from acquisitions	518	—	—	518
Goodwill adjustments, net(1)	(12)	(3)	—	(15)

Balances as of May 31, 2016	30,336	2,367	1,887	34,590
Goodwill from acquisitions	8,543	—	—	8,543
Goodwill adjustments, net(1)	(88)	—	—	(88)

Balances as of May 31, 2017	$38,791	$2,367	$1,887	$43,045

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

8.	NOTES PAYABLE AND OTHER BORROWINGS

Notes payable and other borrowings consisted of the following:

		May 31, 2017		May 31, 2016
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate senior notes:
$2,500, 1.20%, due October 2017	October 2012	$2,500	1.24%	$2,500	1.24%
$2,500, 5.75%, due April 2018	April 2008	2,500	5.76%	2,500	5.76%
$1,500, 2.375%, due January 2019(1)	July 2013	1,500	2.44%	1,500	2.44%
$1,750, 5.00%, due July 2019	July 2009	1,750	5.05%	1,750	5.05%
$2,000, 2.25%, due October 2019(1)	July 2014	2,000	2.27%	2,000	2.27%
$1,000, 3.875%, due July 2020	July 2010	1,000	3.93%	1,000	3.93%
€1,250, 2.25%, due January 2021(2)(3)	July 2013	1,395	2.33%	1,394	2.33%
$1,500, 2.80%, due July 2021(1)	July 2014	1,500	2.82%	1,500	2.82%
$4,250, 1.90%, due September 2021(5)	July 2016	4,250	1.94%	—	N.A.
$2,500, 2.50%, due May 2022	May 2015	2,500	2.56%	2,500	2.56%
$2,500, 2.50%, due October 2022	October 2012	2,500	2.51%	2,500	2.51%
$1,000, 3.625%, due July 2023	July 2013	1,000	3.73%	1,000	3.73%
$2,500, 2.40%, due September 2023(5)	July 2016	2,500	2.40%	—	N.A.
$2,000, 3.40%, due July 2024	July 2014	2,000	3.43%	2,000	3.43%
$2,500, 2.95%, due May 2025	May 2015	2,500	3.00%	2,500	3.00%
€750, 3.125%, due July 2025(2)(4)	July 2013	837	3.17%	836	3.17%
$3,000, 2.65%, due July 2026(5)	July 2016	3,000	2.69%	—	N.A.
$500, 3.25%, due May 2030	May 2015	500	3.30%	500	3.30%
$1,750, 4.30%, due July 2034	July 2014	1,750	4.30%	1,750	4.30%
$1,250, 3.90%, due May 2035	May 2015	1,250	3.95%	1,250	3.95%
$1,250, 3.85%, due July 2036(5)	July 2016	1,250	3.85%	—	N.A.
$1,250, 6.50%, due April 2038	April 2008	1,250	6.52%	1,250	6.52%
$1,250, 6.125%, due July 2039	July 2009	1,250	6.19%	1,250	6.19%
$2,250, 5.375%, due July 2040	July 2010	2,250	5.45%	2,250	5.45%
$1,000, 4.50%, due July 2044	July 2014	1,000	4.50%	1,000	4.50%
$2,000, 4.125%, due May 2045	May 2015	2,000	4.15%	2,000	4.15%
$3,000, 4.00%, due July 2046(5)	July 2016	3,000	4.00%	—	N.A.
$1,250, 4.375%, due May 2055	May 2015	1,250	4.40%	1,250	4.40%
Floating-rate senior notes:
$1,000, three-month LIBOR plus 0.20%, due July 2017	July 2014	1,000	1.35%	1,000	0.83%
$500, three-month LIBOR plus 0.58%, due January 2019	July 2013	500	1.74%	500	1.21%
$750, three-month LIBOR plus 0.51%, due October 2019	July 2014	750	1.67%	750	1.14%
Revolving credit agreements and other borrowings:
$3,800, LIBOR plus 0.50%, due June 2017	May 2017	3,800	1.54%	—	N.A.
$3,750, LIBOR plus 0.35%, due June 2016	May 2016	—	N.A.	3,750	0.81%
Other borrowings due August 2025	November 2016	113	3.53%	—	N.A.

Total senior notes and other borrowings		$58,145		$43,980

Unamortized discount/issuance costs		(276)		(247)
Hedge accounting fair value adjustments(1)		40		122

Total notes payable and other borrowings		$57,909		$43,855

Notes payable and other borrowings, current		$9,797		$3,750

Notes payable and other borrowings, non-current		$48,112		$40,105

(1)

We have entered into certain interest rate swap agreements that have the economic effects of modifying the fixed-interest obligations associated with the 2.375% senior notes due January 2019 (January 2019 Notes), the 2.25% senior notes due October 2019 (October 2019 Notes) and the 2.80% senior notes due July 2021 (July 2021 Notes) so that the interest payable on these notes effectively became variable based on LIBOR. The effective interest rates after consideration of these fixed to variable interest rate swap agreements

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

were 1.81% and 1.28% for the January 2019 Notes, 1.64% and 1.11% for the October 2019 Notes, and 1.79% and 1.26% for the July 2021 Notes as of May 31, 2017 and 2016, respectively. Refer to Notes 1 and 11 for a description of our accounting for fair value hedges.

(2)

In July 2013, we issued €2.0 billion of fixed-rate senior notes comprised of €1.25 billion of 2.25% senior notes due January 2021 (January 2021 Notes) and €750 million of 3.125% senior notes due July 2025 (July 2025 Notes, and together with the January 2021 Notes, the Euro Notes). Principal and unamortized discount/issuance costs for the Euro Notes in the table above were calculated using foreign currency exchange rates as of May 31, 2017 and May 31, 2016, respectively. The Euro Notes are registered and trade on the New York Stock Exchange.

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

(5)

In July 2016, we issued $14.0 billion of senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock and repayment of indebtedness and future acquisitions. The interest is payable semi-annually. We may redeem some or all of the senior notes of each series prior to their maturity, subject to certain restrictions, and the payment of an applicable make-whole premium in certain instances.

Future principal payments (adjusted for the effects of the cross-currency swap agreements associated with the January 2021 Notes) for all of our borrowings at May 31, 2017 were as follows (in millions):

Fiscal 2018	$9,800
Fiscal 2019	2,000
Fiscal 2020	4,500
Fiscal 2021	2,395
Fiscal 2022	8,250
Thereafter	31,200

Total	$58,145

Senior Notes

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

The senior notes rank pari passu with any other notes we may issue in the future pursuant to our commercial paper program (see additional discussion regarding our commercial paper program below) and all existing and future unsecured senior indebtedness of Oracle Corporation. All existing and future liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes and any future issuances of commercial paper notes. We were in compliance with all debt-related covenants at May 31, 2017.

Revolving Credit Agreements

In May 2017, we entered into four revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2017 Credit Agreements) and borrowed $3.8 billion pursuant to these agreements. The 2017 Credit Agreements provided us with short-term borrowings for working capital and other general corporate purposes. Interest for the 2017 Credit Agreements is based on either (1) a LIBOR-based formula or (2) the Base Rate formula, each as set forth in the 2017 Credit Agreements. The borrowings are due and payable on June 29, 2017, which is the termination date of the 2017 Credit Agreements.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

In May 2016, we borrowed $3.8 billion pursuant to three revolving credit agreements with JPMorgan Chase Bank, N.A., as initial lender and administrative agent (the 2016 Credit Agreements). In June 2016, we repaid the $3.8 billion and the 2016 Credit Agreements expired pursuant to their terms.

In April 2013, we entered into a $3.0 billion Revolving Credit Agreement with Wells Fargo Bank, N.A., Bank of America, N.A., BNP Paribas, JPMorgan Chase Bank, N.A. and certain other lenders (the 2013 Credit Agreement). The 2013 Credit Agreement provides for an unsecured 5-year revolving credit facility to be used for general corporate purposes including back-stopping any commercial paper notes that we may issue. Subject to certain conditions stated in the 2013 Credit Agreement, we may borrow, prepay and re-borrow amounts under the 2013 Credit Agreement at any time during the term of the 2013 Credit Agreement. Interest under the 2013 Credit Agreement is based on either (a) a LIBOR-based formula or (b) the Base Rate formula, each as set forth in the 2013 Credit Agreement. Any amounts drawn pursuant to the 2013 Credit Agreement are due on April 20, 2018. No amounts were outstanding pursuant to the 2013 Credit Agreement as of May 31, 2017 and 2016.

The 2013 Credit Agreement contains certain customary representations and warranties, covenants and events of default. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts owed under the agreement to which the default relates may be declared immediately due and payable and the relevant agreement may be terminated. We were in compliance with the 2013 Credit Agreement covenants as of May 31, 2017.

Commercial Paper Program and Commercial Paper Notes

In April 2013, pursuant to our existing $3.0 billion commercial paper program which allows us to issue and sell unsecured short-term promissory notes pursuant to a private placement exemption from the registration requirements under federal and state securities laws, we entered into new dealer agreements with various banks and a new Issuing and Paying Agency Agreement with JP Morgan Chase Bank, N.A (JP Morgan). Effective on December 22, 2014, Deutsche Bank Trust Companies Americas became the Successor Issuing and Paying Agent replacing JP Morgan. Since that time, we have entered into new dealer agreements with additional banks. As of May 31, 2017 and 2016, we did not have any outstanding commercial paper notes. We intend to back-stop any commercial paper notes that we may issue in the future with the 2013 Credit Agreement.

Other Borrowings Activities

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

9.	RESTRUCTURING ACTIVITIES

Fiscal 2017 Oracle Restructuring Plan

During the first quarter of fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2017 Restructuring Plan). Our management subsequently supplemented the 2017 Restructuring Plan in the third quarter of fiscal 2017 to reflect additional actions that we expect to take. The total estimated

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

restructuring costs associated with the 2017 Restructuring Plan are up to $889 million and will be recorded to the restructuring expense line item within our consolidated statements of operations as they are incurred. We recorded $486 million of restructuring expenses in connection with the 2017 Restructuring Plan in fiscal 2017 and we expect to incur the majority of the estimated remaining $403 million through the end of fiscal 2018. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

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

Summary of All Plans

Fiscal 2017 Activity

	Accrued May 31, 2016(2)	Year Ended May 31, 2017				Accrued May 31, 2017(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud and on-premise software	$—	$184	$(6)	$(100)	$7	$85	$178	$295
Hardware	—	91	(3)	(57)	—	31	88	230
Services	—	59	(1)	(34)	1	25	58	92
Other	—	166	(4)	(118)	—	44	162	272

Total Fiscal 2017 Oracle Restructuring Plan	$—	$500	$(14)	$(309)	$8	$185	$486	$889

Total other restructuring plans(6)	$283	$8	$(31)	$(169)	$(12)	$79

Total restructuring plans	$283	$508	$(45)	$(478)	$(4)	$264

Fiscal 2016 Activity

	Accrued May 31, 2015	Year Ended May 31, 2016				Accrued May 31, 2016(2)
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
Cloud and on-premise software	$16	$263	$(8)	$(129)	$4	$146
Hardware	6	67	(8)	(43)	1	23
Services	9	44	(4)	(35)	—	14
Other	5	108	—	(56)	(2)	55

Total Fiscal 2015 Oracle Restructuring Plan	$36	$482	$(20)	$(263)	$3	$238

Total other restructuring plans(6)	$84	$2	$(6)	$(27)	$(8)	$45

Total restructuring plans	$120	$484	$(26)	$(290)	$(5)	$283

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

Fiscal 2015 Activity

	Accrued May 31, 2014	Year Ended May 31, 2015				Accrued May 31, 2015
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2015 Oracle Restructuring Plan(1)
Cloud and on-premise software	$—	$33	$1	$(18)	$—	$16
Hardware	—	22	(2)	(13)	(1)	6
Services	—	21	—	(12)	—	9
Other	—	27	(2)	(20)	—	5

Total Fiscal 2015 Oracle Restructuring Plan	$—	$103	$(3)	$(63)	$(1)	$36

Total other restructuring plans(6)	$169	$135	$(28)	$(181)	$(11)	$84

Total restructuring plans	$169	$238	$(31)	$(244)	$(12)	$120

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at May 31, 2017 and 2016 included $242 million and $255 million, respectively, recorded in other current liabilities and $22 million and $28 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the periods presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the tables above included condensed information for certain Oracle-based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the periods presented but for which the periodic impact to our consolidated statements of operations was not significant.

10.	DEFERRED REVENUES

Deferred revenues consisted of the following:

	May 31,
(in millions)	2017	2016
Software license updates and product support	$5,952	$5,864
Cloud SaaS, PaaS and IaaS	1,192	705
Hardware	640	675
Services	382	339
New software licenses	67	72

Deferred revenues, current	8,233	7,655
Deferred revenues, non-current (in other non-current liabilities)	602	536

Total deferred revenues	$8,835	$8,191

Deferred software license updates and product support revenues and deferred hardware revenues substantially represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred SaaS, PaaS and IaaS revenues generally resulted from customer payments made in advance for our cloud-based offerings that are recognized over the corresponding contractual term. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses revenues typically resulted from customer payments that relate to undelivered products or specified enhancements, customer-specific acceptance provisions, time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS, PaaS and IaaS, software license updates and product support, and hardware support obligations, among others, assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud SaaS, PaaS and IaaS, software license updates and product support and hardware deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges—Interest Rate Swap Agreements

In July 2014, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our October 2019 Notes and our July 2021 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. In July 2013, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed-interest obligations associated with our January 2019 Notes so that the interest payable on these senior notes effectively became variable based on LIBOR. The critical terms of the interest rate swap agreements match the critical terms of the October 2019 Notes, July 2021 Notes and the January 2019 Notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates.

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

We used the hypothetical derivative method to measure the effectiveness of our cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other non-current liabilities in our consolidated balance sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive loss in our consolidated balance sheets and an amount is reclassified out of accumulated other comprehensive loss into non-operating income, net in the same period that the carrying value of the Euro-denominated January 2021 Notes is remeasured and the interest expense is recognized. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to non-operating income, net. We evaluate the effectiveness of our cross-currency swap agreements on a quarterly basis. We did not record any ineffectiveness for fiscal 2017, 2016 or 2015. The cash flows related to the cross-currency swap agreements that pertain to the periodic interest settlements are classified as operating activities and the cash flows that pertain to the principal balance are classified as financing activities.

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

We used the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro-denominated July 2025 Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in our consolidated balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in non-operating income, net in our consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for fiscal 2017, 2016 or 2015.

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

Neither do we use these foreign currency forward contracts for trading purposes nor do we designate these forward contracts as hedging instruments pursuant to ASC 815. Accordingly, we recorded the fair values of these contracts as of the end of each reporting period to our consolidated balance sheets with changes in fair values recorded to our consolidated statements of operations. The balance sheet classification for the fair values of these forward contracts is prepaid expenses and other current assets for forward contracts in an unrealized gain position and other current liabilities for forward contracts in an unrealized loss position. The statement of operations

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

classification for changes in fair values of these forward contracts is non-operating income, net, for both realized and unrealized gains and losses.

As of May 31, 2017 and 2016, respectively, the notional amounts of the forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.4 billion and $2.7 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.4 billion and $2.0 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal at May 31, 2017 and 2016. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

The effects of derivative and non-derivative instruments designated as hedges on certain of our consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Consolidated Balance Sheets

		Fair Value as of May 31,
(in millions)	Balance Sheet Location	2017	2016
Interest rate swap agreements designated as fair value hedges	Other assets	$40	$122

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(191)	$(218)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(980)	$(991)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)			Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Year Ended May 31,				Year Ended May 31,
(in millions)	2017	2016	2015		2017	2016	2015
Cross-currency swap agreements designated as cash flow hedges	$27	$26	$(318)	Non-operating income (expense), net	$2	$41	$(348)

Foreign currency borrowings designated as net investment hedge	$(1)	$(25)	$208	Not applicable	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative				Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Year Ended May 31,				Year Ended May 31,
(in millions)		2017	2016	2015		2017	2016	2015
Interest rate swap agreements designated as fair value hedges	Interest expense	$(82)	$48	$51	Interest expense	$82	$(48)	$ (51)

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

12.	COMMITMENTS AND CERTAIN CONTINGENCIES

Lease Commitments

We lease certain facilities, furniture and equipment under operating leases. As of May 31, 2017, future minimum annual operating lease payments and future minimum payments to be received from non-cancelable subleases were as follows:

(in millions)
Fiscal 2018	$389
Fiscal 2019	330
Fiscal 2020	260
Fiscal 2021	203
Fiscal 2022	146
Thereafter	393

Future minimum operating lease payments	1,721
Less: minimum payments to be received from non-cancelable subleases	(41)

Total future minimum operating lease payments, net	$1,680

Lease commitments included future minimum rent payments for facilities that we have vacated pursuant to our restructuring and merger integration activities, as discussed in Note 9. We have approximately $53 million in facility obligations, net of estimated sublease income and other costs, in accrued restructuring for these locations in our consolidated balance sheet at May 31, 2017.

Rent expense was $273 million, $283 million and $290 million for fiscal 2017, 2016 and 2015, respectively, net of sublease income of approximately $87 million for fiscal 2017 and $45 million for each of fiscal 2016 and 2015, respectively. Certain lease agreements contain renewal options providing for extensions of the lease terms.

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

As of May 31, 2017, our unconditional purchase and certain other obligations were as follows (in millions):

Fiscal 2018	$955
Fiscal 2019	243
Fiscal 2020	149
Fiscal 2021	85
Fiscal 2022	44

Total	$1,476

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

As described in Note 8 and Note 11 above, as of May 31, 2017 we have senior notes and other borrowings of $58.1 billion that mature at various future dates and derivative financial instruments outstanding that we leverage to manage certain risks and exposures.

Guarantees

Our cloud, software and hardware product sales agreements generally include certain provisions for indemnifying customers against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any material liabilities related to such obligations in our consolidated financial statements. Certain of our product sales agreements also include provisions indemnifying customers against liabilities in the event we breach confidentiality or service level requirements. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited and infrequent history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Our SaaS, PaaS and IaaS agreements generally include a warranty that the cloud services will be performed in all material respects as defined in the agreement during the service period. Our software license and hardware products agreements also generally include a warranty that our products will substantially operate as described in the applicable program documentation for a period of one year after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards for a period of 90 days from performance of the services.

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

In connection with certain litigation, we posted certain court-mandated surety bonds with a court and entered into related indemnification agreements with each of the surety bond issuing companies. Additional information is provided in Note 18 below.

13.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of May 31, 2017, approximately $5.3 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 85.6 million shares for $3.5 billion (including 0.5 million shares for $23 million that were repurchased but not settled), 271.9 million shares for $10.4 billion and 193.7 million shares for $8.1 billion in fiscal 2017, 2016 and 2015, respectively, under the stock repurchase program.

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

Dividends on Common Stock

During fiscal 2017, 2016 and 2015, our Board of Directors declared cash dividends of $0.64, $0.60 and $0.51 per share of our outstanding common stock, respectively, which we paid during the same period.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

In June 2017, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock. The dividend is payable on August 2, 2017 to stockholders of record as of the close of business on July 19, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss, net of income taxes:

	May 31,
(in millions)	2017	2016
Foreign currency translation losses and other, net	$(679)	$(778)
Unrealized losses on defined benefit plans, net	(356)	(254)
Unrealized gains on marketable securities, net	187	196
Unrealized gains on cash flow hedges, net	45	20

Total accumulated other comprehensive loss	$(803)	$(816)

14.	EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Plans

Stock Plans

In fiscal 2001, we adopted the 2000 Long-Term Equity Incentive Plan, which provides for the issuance of long-term performance awards, including restricted stock-based awards, non-qualified stock options and incentive stock options, as well as stock purchase rights and stock appreciation rights, to our eligible employees, officers and directors who are also employees or consultants, independent consultants and advisers. In fiscal 2011, our stockholders, upon the recommendation of our Board of Directors (the Board), approved the adoption of the Amended and Restated 2000 Long-Term Equity Incentive Plan (the 2000 Plan), which extended the termination date of the 2000 Plan by 10 years and increased the number of authorized shares of stock that may be issued by 388,313,015 shares. In fiscal 2014, our stockholders, upon the recommendation of our Board, approved a further increase in the number of authorized shares of stock that may be issued under the 2000 Plan by 305,000,000 shares. Under the terms of the 2000 Plan, long-term full value awards are granted in the form of restricted stock units (RSUs) and performance stock units (PSUs). The vesting schedule for RSUs is established by the Compensation Committee and generally requires vesting 25% annually over four years. The vesting schedule for PSUs is also established by the Compensation Committee and currently requires achieving performance targets and providing service over four fiscal years. Options to purchase common stock are granted at not less than fair market value, become exercisable as established by the Compensation Committee of the Board (generally 25% annually over four years under our current practice) and generally expire no more than 10 years from the date of grant. For each share granted as a full value award under the 2000 Plan, an equivalent of 2.5 shares is deducted from our pool of shares available for grant. As of May 31, 2017, the 2000 Plan had 68 million unvested RSUs outstanding, 6 million unvested PSUs outstanding and stock options to purchase 305 million shares of common stock outstanding of which 232 million shares were vested. As of May 31, 2017, approximately 217 million shares of common stock were available for future awards under the 2000 Plan. To date, we have not issued any stock purchase rights or stock appreciation rights under the 2000 Plan.

In fiscal 1993, the Board adopted the 1993 Directors’ Stock Plan (the Directors’ Plan), which provides for the issuance of RSUs and other stock-based awards, including non-qualified stock options, to non-employee directors. The Directors’ Plan has from time to time been amended and restated. Under the terms of the Directors’ Plan, 10 million shares of common stock are reserved for issuance (including a fiscal 2013 amendment

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

to increase the number of shares of our common stock reserved for issuance by 2 million shares). In prior years, we granted stock options at not less than fair market value, that vest over four years, and expire no more than 10 years from the date of grant. The Directors’ Plan was most recently amended on April 29, 2016 and permits the Compensation Committee of the Board to determine the amount and form of automatic grants of stock awards to each non-employee director upon first becoming a director and thereafter on an annual basis, as well as automatic nondiscretionary grants for chairing certain Board committees, subject to certain stockholder approved limitations set forth in the Directors’ Plan. As of May 31, 2017, approximately 110,000 unvested RSUs and stock options to purchase approximately 2 million shares of common stock (of which approximately 1 million were vested) were outstanding under the Directors’ Plan. As of May 31, 2017, approximately 2 million shares were available for future stock awards under this plan.

In connection with certain of our acquisitions, we assumed certain outstanding restricted stock-based awards and stock options under each acquired company’s respective stock plans. These restricted stock-based awards and stock options generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted. As of May 31, 2017, approximately 9 million shares of restricted stock-based awards and stock options to purchase 5 million shares of common stock were outstanding under these plans.

The following table summarizes restricted stock-based award activity, including service based awards and performance-based awards, granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2017:

	Restricted Stock-Based Awards Outstanding
(in millions, except fair value)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, May 31, 2014	1	$35.29
Granted	28	$40.73
Canceled	(1)	$39.52

Balance, May 31, 2015	28	$40.63
Granted	34	$38.50
Vested and Issued	(7)	$40.39
Canceled	(3)	$39.73

Balance, May 31, 2016	52	$39.29
Granted	42	$39.40
Assumed	14	$37.83
Vested and Issued	(18)	$40.39
Canceled	(7)	$39.73

Balance, May 31, 2017	83	$39.18

The total grant date fair value of restricted stock-based awards that were vested and issued in fiscal 2017, 2016 and 2015 was $715 million, $261 million and $28 million, respectively. As of May 31, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock-based awards was $2.2 billion and is expected to be recognized over the remaining weighted-average vesting period of 2.61 years.

In fiscal 2017, 2016 and 2015, 2 million, 2 million and 3 million PSUs were granted, respectively, which vest upon the attainment of certain performance metrics and service-based vesting. Based upon actual attainment relative to the “target” performance metric, certain participants have the ability to be issued up to 150% of the target number of PSUs originally granted, or to be issued no PSUs at all. In fiscal 2017, 1.2 million PSUs vested and 5.5 million PSUs remained outstanding as of May 31, 2017.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

The following table summarizes stock option activity and includes awards granted pursuant to Oracle-based stock plans and stock plans assumed from our acquisitions for our last three fiscal years ended May 31, 2017:

	Options Outstanding
(in millions, except exercise price)	Shares Under Option	Weighted-Average Exercise Price
Balance, May 31, 2014	462	$27.37
Granted	34	$40.54
Assumed	3	$21.98
Exercised	(70)	$24.49
Canceled	(16)	$33.76

Balance, May 31, 2015	413	$28.64
Granted(1)	25	$40.34
Assumed	1	$4.97
Exercised	(53)	$25.13
Canceled	(11)	$35.19

Balance, May 31, 2016	375	$29.66
Granted(1)	18	$40.90
Assumed	2	$13.06
Exercised	(77)	$26.65
Canceled	(6)	$36.28

Balance, May 31, 2017	312	$29.02

(1)

Approximately 7 million of the 18 million stock options granted during fiscal 2017 and 7 million of the 25 million stock options granted during fiscal 2016 were to our Chief Executive Officers and Chief Technology Officer and have contractual lives of five years versus the 10-year contractual lives for most of the other stock options granted.

Options outstanding that have vested and that are expected to vest as of May 31, 2017 were as follows:

	Outstanding Options (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (in years)	Aggregate Intrinsic Value(1) (in millions)
Vested	238	$29.02	$4.45	$3,908
Expected to vest(2)	68	$36.92	$6.70	632

Total	306	$30.79	$4.95	$4,540

(1)

The aggregate intrinsic value was calculated based on the gross difference between our closing stock price on the last trading day of fiscal 2017 of $45.39 and the exercise prices for all “in-the-money” options outstanding, excluding tax effects.

(2)

The unrecognized compensation expense calculated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of May 31, 2017 was approximately $282 million and is expected to be recognized over a weighted-average period of 2.09 years. Approximately 6 million shares outstanding as of May 31, 2017 were not expected to vest.

Stock-Based Compensation Expense and Valuations of Stock Awards

We estimated the fair values of our restricted stock-based awards that are solely subject to service-based vesting requirements based upon their market values as of the grant dates, discounted for the present values of expected dividends.

The fair values of our PSUs were also measured based upon their market values as of their respective grant dates, discounted for the present values of expected dividends. The vesting conditions and related terms of our PSUs

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

were communicated to each participating employee as of their respective grant dates and included attainment metrics that were defined, fixed and based upon consistent U.S. GAAP metrics or internal metrics that are defined, fixed and consistently determined, and that require the employee to render service. Therefore, these awards met the performance-based award classification criteria as defined within ASC 718.

We estimated the fair values of our stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair values of stock options. Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility. Changes in the input assumptions can affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense. The fair values of our stock options were estimated at the grant dates or at the acquisition dates for options assumed in a business combination. The weighted-average input assumptions used and resulting fair values of our stock options were as follows for fiscal 2017, 2016 and 2015:

	Year Ended May 31,
	2017	2016	2015
Expected life (in years)	4.8	4.8	5.1
Risk-free interest rate	1.0%	1.6%	1.7%
Volatility	23%	24%	23%
Dividend yield	1.5%	1.5%	1.2%
Weighted-average fair value per share	$8.18	$8.49	$9.62

The expected life input is based on historical exercise patterns and post-vesting termination behavior, the risk-free interest rate input is based on U.S. Treasury instruments, the annualized dividend yield input is based on the per share dividend declared by our Board of Directors and the volatility input is calculated based on the implied volatility of our publicly traded options.

Stock-based compensation expense is included in the following operating expense line items in our consolidated statements of operations:

	Year Ended May 31,
(in millions)	2017	2016	2015
Cloud SaaS	$23	$17	$10
Cloud PaaS and IaaS	5	4	5
Software license updates and product support	26	23	21
Hardware	11	12	12
Services	44	29	30
Sales and marketing	306	220	180
Research and development	770	609	522
General and administrative	130	120	148
Acquisition related and other	35	3	5

Total stock-based compensation	1,350	1,037	933

Estimated income tax benefit included in provision for income taxes	(423)	(322)	(294)

Total stock-based compensation, net of estimated income tax benefit	$927	$715	$639

Tax Benefits from Exercises of Stock Options and Vesting of Restricted Stock-Based Awards

Total cash received as a result of option exercises was approximately $2.1 billion, $1.3 billion and $1.7 billion for fiscal 2017, 2016 and 2015, respectively. The total aggregate intrinsic value of restricted stock-based awards that vested and were issued and stock options that were exercised was $2.0 billion, $1.0 billion and $1.3 billion for fiscal 2017, 2016 and 2015, respectively. In connection with the vesting and issuance of restricted stock-

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

based awards and stock options that were exercised, the tax benefits realized by us were $614 million, $311 million and $396 million for fiscal 2017, 2016 and 2015, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (Purchase Plan) that allows employees to purchase shares of common stock at a price per share that is 95% of the fair market value of Oracle stock as of the end of the semi-annual option period. As of May 31, 2017, 51 million shares were reserved for future issuances under the Purchase Plan. We issued 3 million shares in each of fiscal 2017, 2016 and 2015, respectively, under the Purchase Plan.

Defined Contribution and Other Postretirement Plans

We offer various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $366 million, $387 million and $362 million for fiscal 2017, 2016 and 2015, respectively. The number of plan participants in our benefit plans has generally increased in recent years as we have hired additional employees and assumed eligible employees from our acquisitions.

In the United States, regular employees can participate in the Oracle Corporation 401(k) Savings and Investment Plan (Oracle 401(k) Plan). Participants can generally contribute up to 40% of their eligible compensation on a per-pay-period basis as defined by the Oracle 401(k) Plan document or by the section 402(g) limit as defined by the U.S. Internal Revenue Service (IRS). We match a portion of employee contributions, currently 50% up to 6% of compensation each pay period, subject to maximum aggregate matching amounts. Our contributions to the Oracle 401(k) Plan, net of forfeitures, were $157 million, $153 million and $144 million in fiscal 2017, 2016 and 2015, respectively.

We also offer non-qualified deferred compensation plans to certain employees whereby they may defer a portion of their annual base and/or variable compensation until retirement or a date specified by the employee in accordance with the plans. Deferred compensation plan assets and liabilities were each approximately $487 million as of May 31, 2017 and were each approximately $419 million as of May 31, 2016 and were presented in other assets and other non-current liabilities in the accompanying consolidated balance sheets.

We sponsor certain defined benefit pension plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expenses were $85 million, $95 million and $69 million for fiscal 2017, 2016 and 2015, respectively. The aggregate projected benefit obligation and aggregate net liability (funded status) of our defined benefit plans as of May 31, 2017 was $1.1 billion and $712 million, respectively, and as of May 31, 2016 was $949 million and $587 million, respectively.

15.	INCOME TAXES

The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended May 31,
(in millions)	2017	2016	2015
Domestic	$3,533	$4,033	$5,136
Foreign	7,984	7,409	7,698

Income before provision for income taxes	$11,517	$11,442	$12,834

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

The provision for income taxes consisted of the following:

	Year Ended May 31,
(Dollars in millions)	2017	2016	2015
Current provision:
Federal	$936	$1,301	$2,153
State	257	271	310
Foreign	1,475	1,074	981

Total current provision	$2,668	$2,646	$3,444

Deferred benefit:
Federal	$(201)	$(123)	$(408)
State	(36)	(21)	(46)
Foreign	(249)	39	(94)

Total deferred benefit	$(486)	$(105)	$(548)

Total provision for income taxes	$2,182	$2,541	$2,896

Effective income tax rate	18.9%	22.2%	22.6%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows:

	Year Ended May 31,
(in millions)	2017	2016	2015
Tax provision at statutory rate	$4,031	$4,005	$4,492
Foreign earnings at other than United States rates	(1,299)	(1,284)	(1,627)
State tax expense, net of federal benefit	150	176	176
Settlements and releases from judicial decisions and statute expirations, net	(189)	(150)	(85)
Domestic production activity deduction	(119)	(155)	(188)
Stock-based compensation	(149)	74	63
Other, net	(243)	(125)	65

Total provision for income taxes	$2,182	$2,541	$2,896

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

The components of our deferred tax liabilities and assets were as follows:

	May 31,
(in millions)	2017	2016
Deferred tax liabilities:
Unrealized gain on stock	$(130)	$(130)
Acquired intangible assets	(2,502)	(1,482)
Unremitted earnings	(1,515)	(987)
Depreciation and amortization	(180)	—
Other	(23)	(33)

Total deferred tax liabilities	$(4,350)	$(2,632)

Deferred tax assets:
Accruals and allowances	$532	$492
Employee compensation and benefits	1,251	1,149
Differences in timing of revenue recognition	385	351
Depreciation and amortization	—	9
Tax credit and net operating loss carryforwards	4,029	2,935

Total deferred tax assets	$6,197	$4,936

Valuation allowance	$(1,164)	$(1,173)

Net deferred tax assets	$683	$1,131

Recorded as:
Non-current deferred tax assets	$1,143	$1,291
Non-current deferred tax liabilities (in other non-current liabilities)	(460)	(160)

Net deferred tax assets	$683	$1,131

We provide for United States income taxes on the undistributed earnings and the other outside basis temporary differences of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2017, the amount of temporary differences related to undistributed earnings and other outside basis temporary differences of investments in foreign subsidiaries upon which United States income taxes have not been provided was approximately $47.5 billion and $7.9 billion, respectively. If these undistributed earnings were repatriated to the United States, or if the other outside basis differences were recognized in a taxable transaction, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. At May 31, 2017, assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings and other outside basis temporary differences would be approximately $15.1 billion and $2.6 billion, respectively.

Our net deferred tax assets were $683 million and $1.1 billion as of May 31, 2017 and 2016, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The valuation allowance was $1.2 billion and $1.2 billion at each of May 31, 2017 and 2016, respectively. Substantially all of the valuation allowances as of May 31, 2017 and 2016 relate to tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits associated with our acquisitions will be recorded to our provision for income taxes

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

subsequent to our final determination of the valuation allowance or the conclusion of the measurement period (as defined above), whichever comes first.

At May 31, 2017, we had federal net operating loss carryforwards of approximately $1.6 billion. These losses expire in various years between fiscal 2018 and fiscal 2036 and are subject to limitations on their utilization. We had state net operating loss carryforwards of approximately $2.4 billion at May 31, 2017, which expire between fiscal 2018 and fiscal 2037 and are subject to limitations on their utilization. We had total foreign net operating loss carryforwards of approximately $1.9 billion at May 31, 2017, which are subject to limitations on their utilization. Approximately $1.7 billion of these foreign net operating losses are not currently subject to expiration dates. The remainder of the foreign net operating losses, approximately $187 million, expire between fiscal 2018 and fiscal 2037. We had tax credit carryforwards of approximately $1.8 billion at May 31, 2017, which are subject to limitations on their utilization. Approximately $696 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder of the tax credit carryforwards, approximately $1.1 billion, expire in various years between fiscal 2018 and fiscal 2038.

We classify our unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits, including acquisitions, were as follows:

	Year Ended May 31,
(in millions)	2017	2016	2015
Gross unrecognized tax benefits as of June 1	$4,561	$4,038	$3,838
Increases related to tax positions from prior fiscal years	128	350	119
Decreases related to tax positions from prior fiscal years	(218)	(111)	(17)
Increases related to tax positions taken during current fiscal year	595	461	316
Settlements with tax authorities	(85)	(73)	(30)
Lapses of statutes of limitation	(47)	(73)	(54)
Cumulative translation adjustments and other, net	(15)	(31)	(134)

Total gross unrecognized tax benefits as of May 31	$4,919	$4,561	$4,038

As of May 31, 2017, 2016 and 2015, $3.4 billion, $3.1 billion and $2.8 billion, respectively, of unrecognized tax benefits would affect our effective tax rate if recognized. We recognized interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations of $125 million, $26 million and $102 million during fiscal 2017, 2016 and 2015, respectively. Interest and penalties accrued as of May 31, 2017 and 2016 were $885 million and $765 million, respectively.

Domestically, U.S. federal and state taxing authorities are currently examining income tax returns of Oracle and various acquired entities for years through fiscal 2016. Many issues are at an advanced stage in the examination process, the most significant of which include the deductibility of certain royalty payments, transfer pricing, extraterritorial income exemptions, domestic production activity, foreign tax credits, and research and development credits taken. With all of these domestic audit issues considered in the aggregate, we believe that it was reasonably possible that, as of May 31, 2017, the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $389 million ($336 million net of offsetting tax benefits). Our U.S. federal income tax returns have been examined for all years prior to fiscal 2007 and we are no longer subject to audit for those periods. Our U.S. state income tax returns, with some exceptions, have been examined for all years prior to fiscal 2004, and we are no longer subject to audit for those periods.

Internationally, tax authorities for numerous non-U.S. jurisdictions are also examining returns affecting our unrecognized tax benefits. We believe that it was reasonably possible that, as of May 31, 2017, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

$152 million ($78 million net of offsetting tax benefits) in the next 12 months, related primarily to transfer pricing. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 1997.

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

We are under audit by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Australia, Brazil, India, Korea, Spain and the United Kingdom, where the amounts under controversy are significant. In some, although not all, cases, we have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities or final outcomes in judicial proceedings, and we believe that the final outcome of these examinations, agreements or judicial proceedings will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense.

16.	SEGMENT INFORMATION

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (CODMs) are our Chief Executive Officers and Chief Technology Officer. We are organized by line of business and geographically. While our CODMs evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. In recent periods, customer demand has increased at a greater rate for cloud-based IT deployment models relative to on-premise IT deployment models. Our CODMs view the operating results of our three businesses and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. As a result, during fiscal 2017, we updated our operating segments. The footnote information below presents the financial information provided to our CODMs for their review and assists our CODMs with evaluating the Company’s performance and allocating Company resources.

We have three businesses—cloud and on-premise software, hardware and services—each of which are comprised of a single operating segment.

Our cloud and on-premise software line of business markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud offerings and on-premise software offerings. Our Oracle Cloud SaaS, PaaS and IaaS offerings deliver certain of our applications, platform and infrastructure technologies on a subscription basis via cloud-based deployment models that we host, manage and support. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for on-premise, cloud-based or hybrid IT infrastructures. Our cloud and on-premise software business also licenses our software products, generally on a perpetual basis, including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

others, for on-premise and other IT environments. Customers that license our software have the option to purchase software license updates and product support contracts, which provide customers with rights to software product upgrades and maintenance releases, patch releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

Our hardware business provides Oracle Engineered Systems, servers, storage, industry-specific hardware, virtualization software, operating systems including the Oracle Solaris Operating System and management software to support diverse IT environments. Our hardware business also includes hardware support, which provides customers with software updates for the software components that are essential to the functionality of the hardware products, such as Oracle Solaris and certain other software, and can include product repairs, maintenance services and technical support services.

Our services business provides services to customers and partners to help maximize the performance of their investments in Oracle applications, platform and infrastructure technologies.

We do not track our assets for each business. Consequently, it is not practical to show assets by operating segment.

The following table presents summary results for each of our three businesses for each of fiscal 2017, 2016 and 2015 (fiscal 2016 and 2015 have been recast to conform to the current year’s presentation):

	Year Ended May 31,
(in millions)	2017	2016	2015
Cloud and on-premise software:
Revenues(1)	$30,389	$28,997	$29,491
Cloud SaaS, PaaS and IaaS expenses	1,901	1,468	1,072
Software license updates and product support expenses	984	1,077	1,130
Sales and marketing expenses	6,886	6,570	6,398

Margin(2)	$20,618	$19,882	$20,891

Hardware:
Revenues(1)	$4,152	$4,669	$5,209
Hardware products and support expenses	1,623	2,031	2,249
Sales and marketing expenses	820	867	885

Margin(2)	$1,709	$1,771	$2,075

Services:
Revenues	$3,358	$3,391	$3,553
Services expenses	2,668	2,634	2,810

Margin(2)	$690	$757	$743

Totals:
Revenues(1)	$37,899	$37,057	$38,253
Expenses	14,882	14,647	14,544

Margin(2)	$23,017	$22,410	$23,709

(1)

Cloud and on-premise software and hardware revenues for management reporting included revenues related to cloud, software support and hardware support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 10 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total revenues as reported in our consolidated statements of operations.

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, general and administrative and certain other allocable expenses. Additionally, the margins reported above do not reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income, net. Certain fiscal 2016 and fiscal 2015 balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect consolidated revenues or operating income.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Year Ended May 31,
(in millions)	2017	2016	2015
Total revenues for operating segments	$37,899	$37,057	$38,253
Cloud and on-premise software revenues(1)	(171)	(9)	(23)
Hardware revenues(1)	—	(1)	(4)

Total revenues	$37,728	$37,047	$38,226

Total margin for operating segments	$23,017	$22,410	$23,709
Cloud and on-premise software revenues(1)	(171)	(9)	(23)
Hardware revenues(1)	—	(1)	(4)
Research and development	(6,159)	(5,787)	(5,524)
General and administrative	(1,176)	(1,155)	(1,077)
Amortization of intangible assets	(1,451)	(1,638)	(2,149)
Acquisition related and other	(103)	(42)	(211)
Restructuring	(463)	(458)	(207)
Stock-based compensation for operating segments	(415)	(305)	(258)
Expense allocations and other, net	(369)	(411)	(385)
Interest expense	(1,798)	(1,467)	(1,143)
Non-operating income, net	605	305	106

Income before provision for income taxes	$11,517	$11,442	$12,834

(1)

Cloud and on-premise software and hardware revenues for management reporting included revenues related to cloud, software support and hardware support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 10 for an explanation of these adjustments and this table for a reconciliation of our total operating segment revenues to our total revenues as reported in our consolidated statements of operations.

Geographic Information

Disclosed in the table below is geographic information for each country that comprised greater than three percent of our total revenues for any of fiscal 2017, 2016 or 2015.

	As of and for the Year Ended May 31,
	2017		2016		2015
(in millions)	Revenues	Long- Lived Assets(1)	Revenues	Long- Lived Assets(1)	Revenues	Long- Lived Assets(1)
United States	$17,770	$4,680	$17,264	$3,646	$17,325	$3,341
United Kingdom	1,999	402	2,349	334	2,388	309
Japan	1,618	380	1,465	375	1,433	338
Germany	1,417	116	1,438	40	1,466	33
Canada	1,102	60	1,096	44	1,286	58
Other countries	13,822	1,090	13,435	989	14,328	1,040

Total	$37,728	$6,728	$37,047	$5,428	$38,226	$5,119

(1)	Long-lived assets exclude goodwill, intangible assets, equity investments and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

17.	EARNINGS PER SHARE

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

	Year Ended May 31,
(in millions, except per share data)	2017	2016	2015
Net income	$9,335	$8,901	$9,938

Weighted average common shares outstanding	4,115	4,221	4,404
Dilutive effect of employee stock plans	102	84	99

Dilutive weighted average common shares outstanding	4,217	4,305	4,503

Basic earnings per share	$2.27	$2.11	$2.26
Diluted earnings per share	$2.21	$2.07	$2.21
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	74	63	37

(1)

These weighted shares relate to anti-dilutive restricted stock-based awards and stock options as calculated using the treasury stock method and could be dilutive in the future. See Note 14 for information regarding the exercise prices of our outstanding, unexercised stock options.

18.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2017

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

Derivative Litigation

On May 3, 2017, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against Oracle, our Chairman of the Board of Directors and Chief Technology Officer in his capacities as a director, officer and an alleged controlling stockholder, one of our Chief Executive Officers (who is also a director), three other directors, and Oracle as a nominal defendant. Plaintiff alleges that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite Inc. (NetSuite) at an excessive price. Plaintiff seeks declaratory relief, an order rescinding or reforming the NetSuite transaction, unspecified monetary damages (including interest), and disgorgement of various unspecified profits, fees, compensation, and benefits. The defendants are scheduled to respond to this complaint by July 19, 2017. While Oracle continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

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

SCHEDULE II

ORACLE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Additions Charged to Operations or Other Accounts	Write-offs	Translation Adjustments and Other	Ending Balance
Allowances for Doubtful Trade Receivables
Year Ended:
May 31, 2015	$306	$56	$(86)	$9	$285

May 31, 2016	$285	$130	$(90)	$2	$327

May 31, 2017	$327	$129	$(138)	$1	$319

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: June 27, 2017	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

Date: June 27, 2017	By:	/s/ MARK V. HURD
Mark V. Hurd
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/S/ SAFRA A. CATZ Safra A. Catz	Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 27, 2017

/S/ MARK V. HURD Mark V. Hurd	Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2017

/S/ WILLIAM COREY WEST William Corey West	Executive Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 27, 2017

/S/ LAWRENCE J. ELLISON Lawrence J. Ellison	Chairman of the Board of Directors and Chief Technology Officer	June 27, 2017

/S/ JEFFREY O. HENLEY Jeffrey O. Henley	Vice Chairman of the Board of Directors	June 27, 2017

/S/ JEFFREY S. BERG Jeffrey S. Berg	Director	June 27, 2017

/S/ MICHAEL J. BOSKIN Michael J. Boskin	Director	June 27, 2017

/S/ BRUCE R. CHIZEN Bruce R. Chizen	Director	June 27, 2017

/S/ GEORGE H. CONRADES George H. Conrades	Director	June 27, 2017

/S/ HECTOR GARCIA-MOLINA Hector Garcia-Molina	Director	June 27, 2017

/S/ RENÉE J. JAMES Renée J. James	Director	June 27, 2017

/S/ LEON E. PANETTA Leon E. Panetta	Director	June 27, 2017

/S/ NAOMI O. SELIGMAN Naomi O. Seligman	Director	June 27, 2017

ORACLE CORPORATION

INDEX OF EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

2.01	Agreement and Plan of Merger, dated July 28, 2016, among NetSuite Inc., OC Acquisition LLC, Napa Acquisition Corporation and Oracle Corporation	8-K	001-35992	99.1	8/1/16	Oracle Corporation

3.01	Amended and Restated Certificate of Incorporation of Oracle Corporation and Certificate of Amendment of Amended and Restated Certificate of Incorporation of Oracle Corporation	8-K 12G3	000-51788	3.01	2/6/06	Oracle Corporation

3.02	Amended and Restated Bylaws of Oracle Corporation	8-K	001-35992	3.02	6/16/16	Oracle Corporation

4.01	Specimen Certificate of Registrant’s Common Stock	S-3 ASR	333-166643	4.04	5/7/10	Oracle Corporation

4.02	Indenture dated January 13, 2006, among Ozark Holding Inc., Oracle Corporation and Citibank, N.A.	8-K	000-14376	10.34	1/20/06	Oracle Systems Corporation

4.03	First Supplemental Indenture dated May 9, 2007 among Oracle Corporation, Citibank, N.A. and The Bank of New York Trust Company, N.A.	S-3 ASR	333-142796	4.3	5/10/07	Oracle Corporation

4.04	Forms of 5.75% Note due 2018 and 6.50% Note due 2038, together with Officers’ Certificate issued April 9, 2008 setting forth the terms of the Notes	8-K	000-51788	4.09	4/8/08	Oracle Corporation

4.05	Forms of 5.00% Note due 2019 and 6.125% Note due 2039, together with Officers’ Certificate issued July 8, 2009 setting forth the terms of the Notes	8-K	000-51788	4.08	7/8/09	Oracle Corporation

4.06	Forms of Original 2020 Note and Original 2040 Note, together with Officers’ Certificate issued July 19, 2010 setting forth the terms of the Notes	10-Q	000-51788	4.08	9/20/10	Oracle Corporation

4.07	Forms of New 2020 Note and New 2040 Note	S-4	333-176405	4.5	8/19/11	Oracle Corporation

4.08	Forms of 1.20% Note due 2017 and 2.50% Note due 2022, together with Officers’ Certificate issued October 25, 2012 setting forth the terms of the Notes	8-K	000-51788	4.10	10/25/12	Oracle Corporation

4.09	Forms of 2.25% Note due 2021 and 3.125% Note due 2025, together with Officers’ Certificate issued July 10, 2013 setting forth the terms of the Notes	8-K	001-35992	4.11	7/10/13	Oracle Corporation

4.10	Forms of Floating-Rate Note due 2019, 2.375% Note due 2019 and 3.625% Note due 2023, together with Officers’ Certificate issued July 16, 2013 setting forth the terms of the Notes	8-K	001-35992	4.12	7/16/13	Oracle Corporation

4.11	Forms of Floating-Rate Note due 2017, Floating-Rate Note due 2019, 2.25% Note due 2019, 2.80% Note due 2021, 3.40% Note due 2024, 4.30% Note due 2034 and 4.50% Note due 2044, together with Officers’ Certificate issued July 8, 2014 setting forth the terms of the Notes	8-K	001-35992	4.13	7/8/14	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

4.12	Forms of 2.50% Notes due 2022, 2.95% Notes due 2025, 3.25% Notes due 2030, 3.90% Notes due 2035, 4.125% Notes due 2045 and 4.375% Notes due 2055, together with Officers’ Certificate issued May 5, 2015 setting forth the terms of the Notes	8-K	001-35992	4.13	5/5/15	Oracle Corporation

4.13	Forms of 1.90% Notes due 2021, 2.40% Notes due 2023, 2.65% Notes due 2026, 3.85% Notes due 2036 and 4.00% Notes due 2046, together with Officers’ Certificate issued July 7, 2016 setting forth the terms of the Notes	8-K	001-35992	4.1	7/7/16	Oracle Corporation

10.01*	Oracle Corporation Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.01	9/18/15	Oracle Corporation

10.02*	Oracle Corporation Employee Stock Purchase Plan (1992), as amended and restated as of October 1, 2009	10-K	000-51788	10.02	7/1/10	Oracle Corporation

10.03*	Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan, as amended and restated on April 29, 2016	10-K	001-35992	10.03	6/22/16	Oracle Corporation

10.04*	Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on June 30, 2016	10-Q	001-35992	10.04	9/19/16	Oracle Corporation

10.05*	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers	10-Q	000-51788	10.05	12/23/11	Oracle Corporation

10.06*	Form of Stock Option Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.06	06/25/15	Oracle Corporation

10.07*	Form of Indemnity Agreement for Directors and Executive Officers	10-Q	000-51788	10.07	12/23/11	Oracle Corporation

10.08*	Offer letter dated February 2, 2010 to John Fowler and employment agreement dated February 2, 2010	10-Q	000-51788	10.26	3/29/10	Oracle Corporation

10.09*	Offer letter dated September 2, 2010 to Mark V. Hurd and employment agreement dated September 3, 2010	8-K	000-51788	10.28	9/8/10	Oracle Corporation

10.10*	Oracle Corporation Executive Bonus Plan	8-K	000-51788	10.29	10/13/10	Oracle Corporation

10.11*	Sun Microsystems, Inc. 2007 Omnibus Incentive Plan	10-Q	000-15086	10.1	2/6/08	Sun Microsystems, Inc.

10.12	$3,000,000,000 5-Year Revolving Credit Agreement dated as of April 22, 2013 among Oracle Corporation and the lenders and agents named therein	8-K	000-51788	10.14	4/26/13	Oracle Corporation

10.13*	Oracle Corporation Stock Unit Award Deferred Compensation Plan, as amended and restated as of July 1, 2015	10-Q	001-35992	10.15	9/18/15	Oracle Corporation

10.14*	Form of Performance-Based Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Section 16 Officers	10-Q	001-35992	10.16	9/23/14	Oracle Corporation

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

10.15*	Form of Restricted Stock Unit Award Agreement under the Oracle Corporation Amended and Restated 1993 Directors’ Stock Plan	10-K	001-35992	10.17	06/25/15	Oracle Corporation

12.01‡	Consolidated Ratio of Earnings to Fixed Charges

21.01‡	Subsidiaries of the Registrant

23.01‡	Consent of Independent Registered Public Accounting Firm

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (1) Consolidated Balance Sheets as of May 31, 2017 and 2016, (2) Consolidated Statements of Operations for the years ended May 31, 2017, 2016 and 2015, (3) Consolidated Statements of Comprehensive Income for the years ended May 31, 2017, 2016 and 2015, (4) Consolidated Statements of Equity for the years ended May 31, 2017, 2016 and 2015, (5) Consolidated Statements of Cash Flows for the years ended May 31, 2017, 2016 and 2015, (6) Notes to Consolidated Financial Statements and (7) Financial Statement Schedule II

*	Indicates management contract or compensatory plan or arrangement.
‡	Filed herewith.
†	Furnished herewith.