Form 10-Q
period 2017-08-31
ORACLE CORP
filed 2017-09-18
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

The number of shares of registrant’s common stock outstanding as of September 11, 2017 was: 4,173,053,000.

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

•

our expectation that, on a constant currency basis, our total cloud and on-premise software revenues generally will continue to increase due to expected growth from our cloud software as a service (SaaS) and cloud platform as a service (PaaS) and infrastructure as a service (IaaS) offerings, continued demand for our on-premise software products and software license updates and product support offerings, and contributions from acquisitions;

•

our expectation that we will continue to place significant strategic emphasis on growing our cloud SaaS and cloud PaaS and IaaS offerings, which has affected the growth of our new software license revenues and hardware revenues and to a lesser extent, has also affected the growth of our software license updates and product support revenues;

•	our intention that we will renew our cloud SaaS and cloud PaaS and IaaS contracts when they are eligible for renewal;

•	our expectation that our hardware business will have lower operating margins as a percentage of revenues than our cloud and on-premise software business;

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

•

the timing and amount of our stock repurchases, including our expectation that the levels of our future stock repurchase activity may be modified in comparison to past periods in order to use available cash for other purposes;

•	our expectations regarding the impact of recent accounting pronouncements on our consolidated financial statements;

•

our expectation that to the extent customers renew support contracts or cloud SaaS and cloud PaaS and IaaS contracts from companies that we have acquired, we will recognize revenues for the full contracts’ values over the respective renewal periods;

•	our ability to predict quarterly hardware revenues;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2018, which runs from June 1, 2017 to May 31, 2018.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2017 and May 31, 2017

(Unaudited)

(in millions, except per share data)	August 31, 2017	May 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,321	$21,784
Marketable securities	45,576	44,294
Trade receivables, net of allowances for doubtful accounts of $336 and $319 as of August 31, 2017 and May 31, 2017, respectively	3,591	5,300
Inventories	312	300
Prepaid expenses and other current assets	2,535	2,837

Total current assets	73,335	74,515

Non-current assets:
Property, plant and equipment, net	5,586	5,315
Intangible assets, net	7,186	7,679
Goodwill, net	43,020	43,045
Deferred tax assets	1,181	1,143
Other assets	3,289	3,294

Total non-current assets	60,262	60,476

Total assets	$133,597	$134,991

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$4,998	$9,797
Accounts payable	593	599
Accrued compensation and related benefits	1,517	1,966
Deferred revenues	10,269	8,233
Other current liabilities	2,849	3,583

Total current liabilities	20,226	24,178

Non-current liabilities:
Notes payable and other borrowings, non-current	48,293	48,112
Income taxes payable	5,891	5,681
Other non-current liabilities	2,821	2,774

Total non-current liabilities	57,005	56,567

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,171 shares and 4,137 shares as of August 31, 2017 and May 31, 2017, respectively	28,089	27,065
Retained earnings	28,586	27,598
Accumulated other comprehensive loss	(716)	(803)

Total Oracle Corporation stockholders’ equity	55,959	53,860
Noncontrolling interests	407	386

Total equity	56,366	54,246

Total liabilities and equity	$133,597	$134,991

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

	Three Months Ended August 31,
(in millions, except per share data)	2017	2016
Revenues:
Cloud software as a service	$1,067	$657
Cloud platform as a service and infrastructure as a service	400	312

Total cloud revenues	1,467	969

New software licenses	966	1,030
Software license updates and product support	4,951	4,792

Total on-premise software revenues	5,917	5,822

Total cloud and on-premise software revenues	7,384	6,791

Hardware revenues	943	996
Services revenues	860	808

Total revenues	9,187	8,595

Operating expenses:
Cloud software as a service(1)	374	283
Cloud platform as a service and infrastructure as a service(1)	227	132
Software license updates and product support(1)	257	275
Hardware(1)	373	391
Services(1)	702	695
Sales and marketing(1)	1,992	1,919
Research and development	1,574	1,520
General and administrative	320	315
Amortization of intangible assets	411	311
Acquisition related and other	12	14
Restructuring	124	99

Total operating expenses	6,366	5,954

Operating income	2,821	2,641

Interest expense	(469)	(416)
Non-operating income, net	233	148

Income before provision for income taxes	2,585	2,373
Provision for income taxes	375	541

Net income	$2,210	$1,832

Earnings per share:
Basic	$0.53	$0.44

Diluted	$0.52	$0.43

Weighted average common shares outstanding:
Basic	4,156	4,119

Diluted	4,284	4,221

Dividends declared per common share	$0.19	$0.15

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

	Three Months Ended August 31,
(in millions)	2017	2016
Net income	$2,210	$1,832
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains	38	133
Net unrealized gains on defined benefit plans	7	5
Net unrealized gains on marketable securities	64	143
Net unrealized (losses) gains on cash flow hedges	(22)	2

Total other comprehensive income, net	87	283

Comprehensive income	$2,297	$2,115

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended August 31, 2017 and 2016

(Unaudited)

	Three Months Ended August 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$2,210	$1,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285	222
Amortization of intangible assets	411	311
Deferred income taxes	159	145
Stock-based compensation	403	319
Other, net	47	39
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,752	1,993
Increase in inventories	(11)	(75)
Decrease in prepaid expenses and other assets	555	435
Decrease in accounts payable and other liabilities	(1,062)	(1,013)
Increase (decrease) in income taxes payable	32	(94)
Increase in deferred revenues	1,785	1,761

Net cash provided by operating activities	6,566	5,875

Cash flows from investing activities:
Purchases of marketable securities and other investments	(7,671)	(5,513)
Proceeds from maturities and sales of marketable securities and other investments	6,326	1,752
Acquisitions, net of cash acquired	—	(1,143)
Capital expenditures	(473)	(299)

Net cash used for investing activities	(1,818)	(5,203)

Cash flows from financing activities:
Payments for repurchases of common stock	(502)	(2,002)
Proceeds from issuances of common stock	1,014	487
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(331)	(170)
Payments of dividends to stockholders	(788)	(618)
Proceeds from borrowings, net of issuance costs	—	13,932
Repayments of borrowings	(4,800)	(3,750)
Distributions to noncontrolling interests	(34)	(167)

Net cash (used for) provided by financing activities	(5,441)	7,712

Effect of exchange rate changes on cash and cash equivalents	230	78

Net (decrease) increase in cash and cash equivalents	(463)	8,462
Cash and cash equivalents at beginning of period	21,784	20,152

Cash and cash equivalents at end of period	$21,321	$28,614

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$—	$6
Decrease in unsettled repurchases of common stock	$(2)	$(3)
Decrease in unsettled investment purchases	$(138)	$(95)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Unaudited)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2018. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

During the first three months of fiscal 2017, we adopted Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which did not have a material impact to our reported financial position or results of operations. There have been no significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of August 31, 2017 and May 31, 2017 and our condensed consolidated statements of cash flows for the three months ended August 31, 2017 and 2016 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended August 31,
(in millions)	2017	2016
Transitional and other employee related costs	$9	$8
Stock-based compensation	1	—
Professional fees and other, net	3	5
Business combination adjustments, net	(1)	1

Total acquisition related and other expenses	$12	$14

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

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

	Three Months Ended August 31,
(in millions)	2017	2016
Interest income	$257	$177
Foreign currency losses, net	(4)	(13)
Noncontrolling interests in income	(47)	(35)
Other income (loss), net	27	19

Total non-operating income, net	$233	$148

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. During the three months ended August 31, 2017 and 2016, $818 million and $898 million of financing receivables were sold to financial institutions, respectively.

Recent Accounting Pronouncements

Derivatives and Hedging:    In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-12 on our consolidated financial statements.

Retirement Benefits:    In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which provides guidance on the capitalization, presentation and disclosure of net benefit costs. ASU 2017-07 is effective for us in the first quarter of fiscal 2019. We are currently evaluating the impact of our pending adoption of ASU 2017-07 on our consolidated financial statements.

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

August 31, 2017

(Unaudited)

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

Leases:    In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for us in our first quarter of fiscal 2020 on a modified retrospective basis, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and May 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-10, respectively, and collectively Topic 606. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 is effective for us as of our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is significantly different than our current capitalization policy. The adoption of Topic 606 will result in additional types of costs that will be capitalized. Additionally, all amounts capitalized will be amortized over a period longer than our current policy. We plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues and costs related to our pending adoption of Topic 606 and our preliminary assessments are subject to change.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

2.	ACQUISITIONS

Fiscal 2017 Acquisition of NetSuite Inc., a Related Party

On November 7, 2016, we completed our acquisition of NetSuite Inc. (NetSuite), a provider of cloud-based enterprise resource planning (ERP) software and related applications and a related party to Oracle. We acquired NetSuite to, among other things, expand our cloud software as a service offerings with a complementary set of cloud ERP and related cloud software applications for customers.

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

The total preliminary purchase price for NetSuite was approximately $9.1 billion, which consisted of approximately $9.0 billion in cash and $78 million for the fair values of restricted stock-based awards and stock options assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $6.7 billion of goodwill, $3.2 billion of identifiable intangible assets and $816 million of net tangible liabilities. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired during the measurement period. See Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 for additional information regarding our acquisition of NetSuite.

Other Fiscal 2017 Acquisitions

During fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our products and services offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of the acquired companies in our condensed consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our condensed consolidated financial statements. In the aggregate, the total preliminary purchase price for these acquisitions was approximately $3.0 billion, which consisted of approximately $3.0 billion in cash and $13 million for the fair values of restricted stock-based awards and stock options assumed. We preliminarily recorded $241 million of net tangible assets and $948 million of identifiable intangible assets, based on their estimated fair values, and $1.8 billion of residual goodwill.

The preliminary fair value estimates for the assets acquired and liabilities assumed for our completed acquisitions were based upon preliminary calculations and valuations, and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of those preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Oracle, NetSuite and certain other companies that we acquired since the beginning of fiscal 2017 that were considered relevant for the purposes of unaudited pro forma financial information disclosure as if the companies were combined as of the beginning of fiscal 2017. The unaudited pro forma financial information for all periods

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

presented included the business combination accounting effects resulting from these acquisitions, including amortization charges from acquired intangible assets (certain of which are preliminary), stock-based compensation charges for unvested restricted stock-based awards and stock options assumed, if any, and the related tax effects as though the aforementioned companies were combined as of the beginning of fiscal 2017. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2017.

The unaudited pro forma financial information for the three months ended August 31, 2017 includes only the historical results of Oracle and is included below for comparative purposes only.

The unaudited pro forma financial information for the three months ended August 31, 2016 combined the historical results of Oracle for the three months ended August 31, 2016, the historical results of NetSuite for the three months ended September 30, 2016 (due to differences in reporting periods) and the historical results of certain other companies that we acquired since the beginning of fiscal 2017 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended August 31,
(in millions, except per share data)	2017	2016
Total revenues	$9,187	$8,856
Net income	$2,210	$1,666
Basic earnings per share	$0.53	$0.40
Diluted earnings per share	$0.52	$0.39

3.	FAIR VALUE MEASUREMENTS

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

August 31, 2017

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	August 31, 2017			May 31, 2017
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$427	$43,153	$43,580	$580	$41,038	$41,618
Commercial paper debt securities	—	4,210	4,210	—	5,053	5,053
Money market funds	1,502	—	1,502	3,302	—	3,302
Derivative financial instruments	—	40	40	—	40	40

Total assets	$1,929	$47,403	$49,332	$3,882	$46,131	$50,013

Liabilities:
Derivative financial instruments	$—	$106	$106	$—	$191	$191

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of August 31, 2017 and May 31, 2017, approximately 28% and 32%, respectively, of our marketable securities investments mature within one year and 72% and 68%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $53.1 billion and $54.0 billion of senior notes and the related fair value hedges that were outstanding as of August 31, 2017 and May 31, 2017, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at August 31, 2017 and May 31, 2017 were $55.9 billion and $56.5 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	August 31, 2017	May 31, 2017
Raw materials	$158	$186
Work-in-process	34	42
Finished goods	120	72

Total inventories	$312	$300

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2018 and the net book value of intangible assets as of August 31, 2017 and May 31, 2017 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(Dollars in millions)	May 31, 2017	Additions & Adjustments, net	August 31, 2017	May 31, 2017	Expense	August 31, 2017	May 31, 2017	August 31, 2017
Developed technology	$5,397	$(214)	$5,183	$(2,295)	$(190)	$(2,485)	$3,102	$2,698
SaaS, PaaS and IaaS agreements and related relationships	4,105	114	4,219	(1,089)	(151)	(1,240)	3,016	2,979
Software support agreements and related relationships	1,565	—	1,565	(559)	(31)	(590)	1,006	975
Other	1,998	18	2,016	(1,443)	(39)	(1,482)	555	534

Total intangible assets, net	$13,065	$(82)	$12,983	$(5,386)	$(411)	$(5,797)	$7,679	$7,186

Total amortization expense related to our intangible assets was $411 million and $311 million for the three months ended August 31, 2017 and 2016, respectively. As of August 31, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2018	$1,179
Fiscal 2019	1,408
Fiscal 2020	1,207
Fiscal 2021	1,021
Fiscal 2022	918
Fiscal 2023	567
Thereafter	886

Total intangible assets, net	$7,186

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the three months ended August 31, 2017 were as follows:

(in millions)	Cloud and On-Premise Software	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2017	$38,791	$2,367	$1,887	$43,045
Goodwill adjustments, net(1)	(25)	—	—	(25)

Balances as of August 31, 2017	$38,766	$2,367	$1,887	$43,020

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

6.	RESTRUCTURING ACTIVITIES

Fiscal 2017 Oracle Restructuring Plan

During fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2017

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

Restructuring Plan). In the first quarter of fiscal 2018, our management supplemented the 2017 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $1.1 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $124 million of restructuring expenses in connection with the 2017 Restructuring Plan in the first three months of fiscal 2018 and we expect to incur the majority of the estimated remaining $475 million through the end of fiscal 2018. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

Summary of All Plans

(in millions)	Accrued May 31, 2017(2)	Three Months Ended August 31, 2017				Accrued August 31, 2017(2)	Total Costs Accrued to Date	Total Expected Program Costs
		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud and on-premise software	$85	$54	$(2)	$(70)	$5	$72	$230	$300
Hardware	31	28	(3)	(26)	2	32	113	241
Services	25	12	(1)	(22)	1	15	69	130
Other	44	41	(6)	(23)	—	56	197	413

Total Fiscal 2017 Oracle Restructuring Plan	$185	$135	$(12)	$(141)	$8	$175	$609	$1,084

Total other restructuring plans(6)	$79	$1	$—	$(15)	$3	$68

Total restructuring plans	$264	$136	$(12)	$(156)	$11	$243

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at August 31, 2017 and May 31, 2017 included $217 million and $242 million, respectively, recorded in other current liabilities, and $26 million and $22 million, respectively, recorded in other non-current liabilities.

(3)	Costs recorded for the respective restructuring plans during the current period presented.

(4)	All plan adjustments were changes in estimates whereby increases and decreases in costs were generally recorded to operating expenses in the period of adjustments.

(5)	Represents foreign currency translation and certain other adjustments.

(6)

Other restructuring plans presented in the table above included condensed information for other Oracle based plans and other plans associated with certain of our acquisitions whereby we continued to make cash outlays to settle obligations under these plans during the period presented but for which the periodic impact to our condensed consolidated statements of operations was not significant.

7.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	August 31, 2017	May 31, 2017
Software license updates and product support	$7,690	$5,952
Cloud SaaS, PaaS and IaaS	1,397	1,192
Hardware	716	640
Services	407	382
New software licenses	59	67

Deferred revenues, current	10,269	8,233
Deferred revenues, non-current (in other non-current liabilities)	653	602

Total deferred revenues	$10,922	$8,835

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

Deferred software license updates and product support revenues and deferred hardware revenues substantially represent customer payments made in advance for support contracts that are typically billed on a per annum basis in advance with corresponding revenues being recognized ratably over the support periods. Deferred cloud software as a service (SaaS) and deferred cloud platform as a service (PaaS) and infrastructure as a service (IaaS) revenues generally resulted from customer payments made in advance for our cloud-based offerings that are recognized over the corresponding contractual term. Deferred services revenues include prepayments for our services business and revenues for these services are generally recognized as the services are performed. Deferred new software licenses revenues typically resulted from customer payments that relate to undelivered products or specified enhancements, customer specific acceptance provisions, time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS, cloud PaaS and IaaS and software license updates and product support obligations, among others, assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud SaaS, cloud PaaS and IaaS and software license updates and product support deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

We held certain derivative and non-derivative instruments that were accounted for pursuant to ASC 815, Derivatives and Hedging (ASC 815) and that were utilized in a consistent manner as of August 31, 2017, May 31, 2017 and August 31, 2016 and during the three months ended August 31, 2017 and 2016. These instruments include:

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

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of August 31, 2017 and May 31, 2017, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $3.3 billion and $3.4 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.2 billion and $1.4 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of August 31, 2017 and May 31, 2017. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

See Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 for additional information regarding the purpose, accounting and classification of our derivative and non-derivative instruments. None of our derivative instruments are used for trading purposes. The effects of derivative and non-derivative instruments designated as hedges on certain of our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	August 31, 2017	May 31, 2017
Interest rate swap agreements designated as fair value hedges	Other assets	$40	$40

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(106)	$(191)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(938)	$(980)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)		Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended August 31,			Three Months Ended August 31,
(in millions)	2017	2016		2017	2016
Cross-currency swap agreements designated as cash flow hedges	$85	$3	Non-operating income (expense), net	$107	$1

Foreign currency borrowings designated as net investment hedge	$(64)	$(1)	Not applicable	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative			Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended August 31,			Three Months Ended August 31,
(in millions)		2017	2016		2017	2016
Interest rate swap agreements designated as fair value hedges	Interest expense	$—	$9	Interest expense	$—	$(9)

9.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. As of August 31, 2017, approximately $4.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 10.2 million shares for $500 million during the three months ended August 31, 2017 (including 0.5 million shares for $23 million that were repurchased but not settled) and 49.3 million shares for $2.0 billion during the three months ended August 31, 2016 under the stock repurchase program.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

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

Dividends on Common Stock

During the three months ended August 31, 2017, our Board of Directors declared cash dividends of $0.19 per share of our outstanding common stock, which we paid during the same period.

In September 2017, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock. The dividend is payable on October 25, 2017 to stockholders of record as of the close of business on October 11, 2017. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2018 Stock-Based Awards Activity, Valuation and Compensation Expense

During the first quarter of fiscal 2018, we issued 34 million restricted stock-based awards and 77 million stock options (consisting of 8 million service-based stock options (SOs) and 69 million performance-based and market- based stock options (PSOs)). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions, with the PSOs primarily having performance-based and market-based vesting restrictions. Our fiscal 2018 stock-based awards issuances were partially offset by forfeitures and cancellations of 7 million shares during the first quarter of fiscal 2018.

The RSUs and SOs that were granted during the three months ended August 31, 2017 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

The fiscal 2018 PSOs granted consist of seven numerically equivalent vesting tranches that potentially may vest. Each of six of the individual vesting tranches are governed by an “all or nothing” vesting schedule requiring the attainment of both a performance metric and a market capitalization metric, which may be achieved at any time, in order for each individual tranche to fully vest during a five year performance period, assuming continued employment and service through the date the Compensation Committee of the Board of Directors certifies that last of the two metrics for a particular tranche is attained. The seventh vesting tranche requires a market-based metric to be achieved at any time during a five year performance period and continued employment and service through the vesting date. The PSOs have contractual lives of eight years in comparison to the ten year contractual lives for the fiscal 2018 SOs issued. We estimated the fair values of the PSOs using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 2.14%, expected term of 7 years, expected volatility of 22.44% and dividend yield of 1.49%. Stock-based compensation expense is to be recognized for each of the six performance-based and market-based tranches once each vesting tranche becomes probable of achievement over the longer of the estimated implicit service period for performance-metric achievement or derived service period for market-based metric achievement. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement to be approximately three to five years. Stock-based compensation for the market-based tranche will be recognized using the derived service period for the market-based metric achievement, which we have initially estimated to be approximately three years.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended August 31,
(in millions)	2017	2016
Cloud SaaS	$9	$5
Cloud PaaS and IaaS	2	1
Software license updates and product support	7	6
Hardware	3	3
Services	14	8
Sales and marketing	89	63
Research and development	234	195
General and administrative	44	38
Acquisition related and other	1	—

Total stock-based compensation	$403	$319

10.	INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, changes in unrecognized tax benefits due to settlements with tax authorities and other events, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Our effective tax rate was 14.5% and 22.8% for the three months ended August 31, 2017 and 2016, respectively.

Our net deferred tax assets were $693 million and $683 million as of August 31, 2017 and May 31, 2017, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

August 31, 2017

(Unaudited)

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

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers (CODMs) are our Chief Executive Officers and Chief Technology Officer. We are organized by line of business and geographically. While our CODMs evaluate results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. In recent periods, customer demand has increased at a greater rate for cloud-based IT deployment models relative to on-premise IT deployment models. Our CODMs view the operating results of our three businesses and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced. As a result, in the fourth quarter of fiscal 2017, we updated our operating segments. The footnote information below presents the financial information provided to our CODMs for their review and assists our CODMs with evaluating the Company’s performance and allocating Company resources.

We have three businesses—cloud and on-premise software, hardware and services—each of which is comprised of a single operating segment.

Our cloud and on-premise software line of business markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud offerings and on-premise software offerings. Our Oracle Cloud SaaS and Cloud PaaS and IaaS offerings deliver certain of our applications, platform and infrastructure technologies on a subscription basis via cloud-based deployment models that we host, manage and support. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for on-premise, cloud-based or hybrid IT infrastructures. Our cloud and on-premise software business also licenses our software products, generally on a perpetual basis, including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, for on-premise and other IT environments. Customers that license our software have the option to purchase software license updates and product support contracts, which provide customers with rights to unspecified software product upgrades and maintenance releases, patch releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

Our hardware business provides Oracle Engineered Systems, servers, storage, industry-specific hardware, virtualization software, operating systems including the Oracle Solaris Operating System and management

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

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

The following table presents summary results for each of our three businesses (fiscal 2017 results have been recast to conform to the current year’s presentation):

	Three Months Ended August 31,
(in millions)	2017	2016
Cloud and on-premise software:
Revenues(1)	$7,409	$6,809
Cloud SaaS, PaaS and IaaS expenses	580	401
Software license updates and product support expenses	240	257
Sales and marketing expenses	1,684	1,596

Margin(2)	$4,905	$4,555
Hardware:
Revenues	$943	$996
Hardware products and support expenses	366	381
Sales and marketing expenses	170	203

Margin(2)	$407	$412
Services:
Revenues	$860	$808
Services expenses	665	665

Margin(2)	$195	$143
Totals:
Revenues(1)	$9,212	$8,613
Expenses	3,705	3,503

Margin(2)	$5,507	$5,110

(1)

Cloud and on-premise software revenues for management reporting included revenues related to cloud and on-premise software obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 7 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total consolidated revenues as reported in our consolidated statements of operations.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended August 31,
(in millions)	2017	2016
Total revenues for operating segments	$9,212	$8,613
Cloud and on-premise software revenues(1)	(25)	(18)

Total revenues	$9,187	$8,595

Total margin for operating segments	$5,507	$5,110
Cloud and on-premise software revenues(1)	(25)	(18)
Research and development	(1,574)	(1,520)
General and administrative	(320)	(315)
Amortization of intangible assets	(411)	(311)
Acquisition related and other	(12)	(14)
Restructuring	(124)	(99)
Stock-based compensation for operating segments	(124)	(86)
Expense allocations and other, net	(96)	(106)
Interest expense	(469)	(416)
Non-operating income, net	233	148

Income before provision for income taxes	$2,585	$2,373

(1)

Cloud and on-premise software revenues for management reporting included revenues related to cloud and on-premise software obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 7 for an explanation of these adjustments and this table for a reconciliation of our total operating segment revenues to our total consolidated revenues as reported in our consolidated statements of operations.

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

	Three Months Ended August 31,
(in millions, except per share data)	2017	2016
Net income	$2,210	$1,832

Weighted average common shares outstanding	4,156	4,119
Dilutive effect of employee stock plans	128	102

Dilutive weighted average common shares outstanding	4,284	4,221

Basic earnings per share	$0.53	$0.44
Diluted earnings per share	$0.52	$0.43
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	31	72

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards and stock options (as calculated using the treasury stock method) and contingently issuable shares under PSO and PSU arrangements. Such shares could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

13.	LEGAL PROCEEDINGS

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 31, 2017

(Unaudited)

surrounding the appeal process and the nature of the claims. Litigation is inherently unpredictable, and the outcome of the appeal process related to this action is uncertain. It is possible that the resolution of this action could have a material impact to our future cash flows and results of operations.

Derivative Litigation

On May 3, 2017, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware. The derivative suit is brought by an alleged stockholder of Oracle, purportedly on Oracle’s behalf, against Oracle, our Chairman of the Board of Directors and Chief Technology Officer in his capacities as a director, officer and an alleged controlling stockholder, one of our Chief Executive Officers (who is also a director), three other directors, and Oracle as a nominal defendant. Plaintiff alleges that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite Inc. (NetSuite) at an excessive price. Plaintiff seeks declaratory relief, an order rescinding or reforming the NetSuite transaction, unspecified monetary damages (including interest), attorneys’ fees and costs, and disgorgement of various unspecified profits, fees, compensation, and benefits. On July 19, 2017, defendants moved to dismiss this complaint.

On July 18, 2017, a second stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware, brought by another alleged stockholder of Oracle, purportedly on Oracle’s behalf. The suit is brought against all current members and one former member of our Board of Directors, and Oracle as a nominal defendant. Plaintiff alleges that the defendants breached their fiduciary duties by causing Oracle to agree to purchase NetSuite at an excessive price. Plaintiff seeks declaratory relief, unspecified monetary damages (including interest), and attorneys’ fees and costs.

On August 9, 2017, the court consolidated the two derivative cases, and vacated the scheduling order relating to defendants’ motion to dismiss the first case. In a September 7, 2017, order, the court appointed plaintiff’s counsel in the second case as lead plaintiffs’ counsel and designated the July 18, 2017 complaint as the operative complaint. The parties will confer regarding the timing of defendants’ response to this complaint.

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

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—applications, platform and infrastructure. Our products are delivered to over 400,000 worldwide customers through a variety of flexible and interoperable IT deployment models including on-premise, cloud-based or hybrid that enable customer choice and that best meet customer IT needs.

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

Our comprehensive and fully integrated stack of Oracle Cloud SaaS, PaaS and IaaS offerings integrate the software, hardware and services on the customers’ behalf in IT environments that we deploy, support and manage for the customer. Our integrated Oracle Cloud offerings are designed to be rapidly deployable to enable customers shorter time to innovation; easily maintainable to reduce integration and testing work; connectable among differing deployment models to enable interchangeability and extendibility between cloud and on-premise IT environments; compatible to easily move workloads between on-premise IT environments and the Oracle Cloud; cost-effective by requiring lower upfront customer investment; and to be secure, standards-based and reliable. We are a leader in the core technologies of cloud IT environments, including database and middleware software as well as enterprise applications, virtualization, clustering, large-scale systems management and related infrastructure. Our products and services are the building blocks of our Oracle Cloud services, our partners’ cloud services and our customers’ cloud IT environments.

In addition to providing a broad spectrum of cloud offerings, we develop and sell our applications, platform and infrastructure products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how applications, platform and infrastructure technologies interact and function with one another within IT environments. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to benefit from our research and development efforts and deep IT expertise by purchasing and renewing Oracle support offerings for their on-premise deployments, which may include unspecified product enhancements that we periodically deliver to our products, and by renewing their cloud SaaS, PaaS and IaaS contracts with us.

As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT instances are deployed using the Oracle Cloud, while other of their IT instances are deployed using Oracle on-premise offerings, with both instances designed with capabilities to be managed as a single instance. Our Oracle Cloud at Customer program provides another deployment option for customers to utilize the Oracle Cloud Machine and Oracle Database Exadata Cloud Machine to bring certain Oracle Cloud SaaS, PaaS and IaaS offerings to a customer’s on-premise IT environment to meet data sovereignty, data residency, data protection and regulatory business policy requirements, among others, while benefiting from the many advantages of a cloud service.

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

In recent periods, customer demand has increased at a greater rate for cloud-based IT deployment models relative to on-premise IT deployment models. To address this demand, we have increased our investments in and focus on the development, marketing and sale of our cloud-based applications, platform and infrastructure technologies resulting in higher growth of our cloud SaaS and cloud PaaS and IaaS revenues as customer preferences have pivoted to the Oracle Cloud for new deployments and as customers migrate to and expand with the Oracle Cloud for their existing on-premise workloads. We expect these trends to continue. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for our applications, platform and infrastructure technologies is important to our growth strategy and better addresses customer needs relative to our competitors, many of whom provide fewer offerings and more restrictive deployment models. We enable our customers to evolve and transform to substantially any IT deployment model at whatever pace is most appropriate for them.

We have three businesses: cloud and on-premise software; hardware; and services; each of which comprises a single operating segment. Our chief operating decision makers (CODMs), which include our Chief Executive Officers and Chief Technology Officer, view the operating results of our three businesses and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced in recent periods. As a result, during the fourth quarter of fiscal 2017, we updated our operating segments. The discussion and analysis of financial condition and results of operations presented below provides the current view that is utilized by our CODMs to evaluate performance and determine resource allocations and the prior period results presented below were recast to conform to the current period’s presentation. In addition to the discussion below, Note 11 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our businesses and operating segments, including the recasting of our segments’ financial information from prior periods to conform to the current year’s presentation.

Cloud and On-Premise Software Business

Our cloud and on-premise software line of business, which represented 80% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud and on-premise software offerings.

Our Oracle Cloud SaaS, PaaS and IaaS offerings deliver applications, platform and infrastructure technologies via cloud-based deployment models that we host, manage and support and that customers access by entering into a subscription agreement with us for a stated period. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for on-premise, cloud-based, or hybrid IT infrastructure for a stated period. The majority of our SaaS, PaaS and IaaS arrangements have an average duration of approximately three years and we strive to renew these contracts when they are eligible for renewal.

We offer customers the ability to license our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, for on-premise and other IT environments. Our new software license transactions are generally perpetual in nature and the timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues, which is different than the typical revenue recognition pattern for our cloud-based offerings in which revenues are generally recognized ratably over the subscription period. New software license customers have the option to purchase software license updates and product support contracts, which grant rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration and are generally billed in advance of the service being performed and are generally recognized as revenues as the software support services are delivered.

Our cloud SaaS, cloud PaaS and IaaS revenues and new software licenses revenues are affected by the strength of general economic and business conditions, governmental budgetary constraints, the strategy for and competitive position of our offerings, our acquisitions, our ability to deliver and renew our cloud contracts with our existing customers and foreign currency rate fluctuations. In recent periods, we have placed significant strategic emphasis on growing our cloud SaaS and cloud PaaS and IaaS revenues, which represented 16% and 11% our total consolidated revenues during the first quarter of fiscal 2018 and 2017, respectively. This emphasis has affected the growth of our new software licenses revenues and, to a lesser extent, has also affected the growth of our software license updates and product support revenues. We expect these trends will continue with the mix of this business’ revenues continuing to shift toward cloud-based services.

Our software license updates and product support revenues growth is primarily influenced by four factors: (1) the percentage of our software support contract customer base that renews its software support contracts; (2) the pricing of new software support contracts sold in connection with the sale of new software licenses; (3) the pricing of new software licenses sold; and (4) the amount of software support contracts assumed from companies we have acquired. Substantially all of our customers purchase software license updates and product support contracts when they acquire on-premise new software licenses and renew their software license updates and product support contracts when eligible in order to benefit from Oracle’s research and development investments that are utilized as a part of unspecified periodic software updates that may be released and that customers with current software support contracts are entitled to.

On a constant currency basis, we expect that our total cloud and on-premise software revenues generally will continue to increase due to:

•	expected growth in our cloud SaaS offerings and our cloud PaaS and IaaS offerings;

•

continued demand for our on-premise software products and related software support, including the high percentage of customers that purchase and renew their software license updates and product support contracts; and

•	contributions from our acquisitions.

We believe all of these factors should contribute to future growth in our cloud and on-premise software revenues, which should enable us to continue to make investments in research and development to develop and improve our cloud and on-premise software products and services.

Our cloud and on-premise software business’ margin has historically trended upward over the course of the four quarters within a particular fiscal year due to the historical upward trend of our new software licenses revenues over those quarterly periods and because the majority of our costs for this business are generally fixed in the short term.

Hardware Business

Our hardware business, which represented 11% of our total revenues on a trailing 4-quarter basis, provides a broad selection of hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware, virtualization software, operating systems, and management software that are generally recognized as revenues upon delivery to the customer provided all other revenue recognition criteria are met, and also include related hardware support. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues as the hardware support services are delivered.

We generally expect our hardware business to have lower operating margins as a percentage of revenues than our cloud and on-premise software business due to the incremental costs we incur to produce and distribute these products and to provide support services, including direct materials and labor costs.

Our quarterly hardware revenues are difficult to predict. Our hardware revenues, cost of hardware and hardware operating margins that we report are affected by: our ability to timely manufacture or deliver a few large hardware transactions; our strategy for and the competitive position of our hardware products relative to competitor offerings; customer demand for competing offerings such as PaaS and IaaS; the strength of general economic and business conditions; governmental budgetary constraints; whether customers decide to purchase hardware support contracts at or in close proximity to the time of hardware product sale; the percentage of our hardware support contract customer base that renews its support contracts and the close association between hardware products, which have a finite life, and customer demand for related hardware support as hardware products age; customer decisions to either maintain or upgrade their existing hardware infrastructure to newly developed technologies that are available; certain of our acquisitions; and foreign currency rate fluctuations.

Services Business

Our services business helps customers and partners maximize the performance of their investments in Oracle applications, platform and infrastructure technologies. We believe that our services are differentiated based on our focus on Oracle technologies, extensive experience, and broad sets of intellectual property and best practices. Our services offerings include consulting services, advanced support services and education services and represented 9% of our total revenues on a trailing 4-quarter basis. Our services business has lower margins than our cloud and on-premise software and hardware businesses. Our services revenues are impacted by our strategy for and the competitive position of our services; customer demand for our cloud and on-premise software and hardware offerings and the associated services for these offerings; our strategic emphasis on growing our cloud revenues; certain of our acquisitions; general economic conditions; governmental budgetary constraints; personnel reductions in our customers’ IT departments; and tighter controls over discretionary spending.

Acquisitions

Our selective and active acquisition program is another important element of our corporate strategy. In recent years, we have invested billions of dollars to acquire a number of complementary companies, products, services and technologies, including NetSuite Inc. in the second quarter of fiscal 2017.

We expect to continue to acquire companies, products, services and technologies in furtherance of our corporate strategy. Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report provides additional information related to our recent acquisitions.

We believe that we can fund any future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities. We estimate the financial impact of any potential acquisition with regard to earnings, operating margin, cash flow and return on invested capital targets before deciding to move forward with an acquisition.

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

During the first quarter of fiscal 2018, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impacts of Acquisitions

The comparability of our operating results in the first quarter of fiscal 2018 compared to the same period of fiscal 2017 was impacted by our recent acquisitions, including our acquisition of NetSuite Inc. during the second quarter of fiscal 2017. In our discussion of changes in our results of operations from the first quarter of fiscal 2018 compared to the same period of fiscal 2017, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products and services sold would have been different; and

•

although substantially all of our on-premise software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS, PaaS and IaaS contracts, the amounts shown as cloud and on-premise software deferred revenues in our “Supplemental Disclosure Related to Certain Charges” (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

Seasonality

Our quarterly revenues have historically been affected by a variety of seasonal factors, including the structure of our sales force incentive compensation plans, which are common in the technology industry. In each fiscal year, our total revenues and operating margins are typically highest in our fourth fiscal quarter and lowest in our first fiscal quarter. The operating margins of our businesses, in particular, our cloud and on-premise software business and hardware business, are generally affected by seasonal factors in a similar manner as our revenues as certain expenses within our cost structure are relatively fixed in the short term.

Presentation of Operating Segment Results and Other Financial Information

In our results of operations discussion below, we provide an overview of our total consolidated revenues, total consolidated expenses and total consolidated operating margin, all of which are presented on a GAAP basis. We also present a GAAP-based discussion below for substantially all of the other expense items as presented in our condensed consolidated statement of operations that are not directly attributable to our three businesses.

In addition, we discuss below the results of each our three businesses—cloud and on-premise software, hardware and services—which are our operating segments as defined pursuant to ASC 280, Segment Reporting. The financial reporting for our three businesses that is presented below is presented in a manner that is consistent with that used by our CODMs. Our operating segment presentation below reflects revenues, direct costs and sales and marketing expenses that correspond to and are directly attributable to each of our three businesses. We also utilize these inputs to calculate and present a segment margin for each business in the discussion below.

Consistent with our internal management reporting processes, the below operating segment presentation includes revenues adjustments related to cloud and on-premise software contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for all periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our operating segments because our management does not view the performance of our businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 11 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision of income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2017, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on August 31, 2017 and 2016, our financial statements would reflect reported revenues of $1.20 million in the first quarter of fiscal 2018 (using 1.20 as the month-end average exchange rate for the period) and $1.11 million in the first quarter of fiscal 2017 (using 1.11 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the first quarter of fiscal 2018 and 2017 using the May 31, 2017 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Total Revenues by Geography:
Americas	$5,173	7%	7%	$4,817
EMEA(1)	2,539	5%	2%	2,413
Asia Pacific(2)	1,475	8%	8%	1,365

Total revenues	9,187	7%	6%	8,595
Total Operating Expenses	6,366	7%	6%	5,954

Total Operating Margin	$2,821	7%	6%	$2,641

Total Operating Margin %	31%			31%
% Revenues by Geography:
Americas	56%			56%
EMEA	28%			28%
Asia Pacific	16%			16%
Total Revenues by Business:
Cloud and on-premise software	$7,384	9%	8%	$6,791
Hardware	943	-5%	-6%	996
Services	860	6%	5%	808

Total revenues	$9,187	7%	6%	$8,595

% Revenues by Business:
Cloud and on-premise software	81%			79%
Hardware	10%			12%
Services	9%			9%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region includes Japan

Excluding the effects of foreign currency rate variations, our total revenues increased in the first quarter of fiscal 2018 due to growth in our cloud and on-premise software revenues and services revenues, partially offset by a decrease in our hardware revenues. The constant currency increase in our cloud and on-premise software revenues during the first quarter of fiscal 2018 was attributable to growth in our cloud SaaS and cloud PaaS and IaaS revenues, growth in our software license updates and product support revenues, and revenue contributions from our recent acquisitions, and was partially offset by a decrease in our new software licenses revenues. The constant currency increase in our services revenues during the first quarter of fiscal 2018 was primarily attributable to our recent acquisitions. The constant currency decrease in our hardware revenues during the first quarter of fiscal 2018 was due to reductions in our hardware products revenues and hardware support revenues as we continued to place emphasis on the development, marketing and sale of our cloud-based infrastructure technologies. In constant currency, the Americas region contributed 67%, the EMEA region contributed 11% and the Asia Pacific region contributed 22% to the growth in our total revenues during the first quarter of fiscal 2018.

Excluding the effects of foreign currency rate variations, our total operating expenses increased during the first quarter of fiscal 2018 relative to the prior year period due to higher cloud SaaS and cloud PaaS and IaaS expenses resulting primarily from increased headcount and infrastructure expenses to support the increase in our cloud SaaS and cloud PaaS and IaaS revenues; higher sales and marketing expenses, which were primarily attributable to increased headcount in our cloud and on-premise software business; increased stock-based compensation expenses; and higher intangible asset amortization due to additional amortization from intangible assets that we acquired in connection with our acquisition of NetSuite and other recently acquired companies. These constant currency expense increases in the first quarter of fiscal 2018 were partially offset by lower hardware product costs and lower employee related expenses for our hardware business due to lower hardware revenues; and lower software support costs due primarily to lower headcount; each in the first quarter of fiscal 2018 relative to the corresponding prior year period.

In constant currency, our total operating margin increased during the first quarter of fiscal 2018, relative to the first quarter of fiscal 2017, due to the increase in our total revenues, and our total operating margin as a percentage of total revenues for the first quarter of fiscal 2018 was flat as compared to the first quarter of fiscal 2017.

Supplemental Disclosure Related to Certain Charges

To supplement our condensed consolidated financial information, we believe that the following information is helpful to an overall understanding of our past financial performance and prospects for the future. You should review the introduction under “Impact of Acquisitions” (above) for a discussion of the inherent limitations in comparing pre- and post-acquisition information.

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items that (increased) or reduced our GAAP net income:

	Three Months Ended August 31,
(in millions)	2017	2016
Cloud and on-premise software deferred revenues(1)	$25	$18
Acquired deferred sales commissions amortization(2)	(11)	—
Amortization of intangible assets(3)	411	311
Acquisition related and other(4)(6)	12	14
Restructuring(5)	124	99
Stock-based compensation, operating segments(6)	124	86
Stock-based compensation, R&D and G&A(6)	278	233
Income tax effects(7)	(512)	(258)

	$451	$503

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and cloud PaaS and IaaS subscription obligations assumed. Due to our application of business combination accounting rules, we did not recognize the cloud SaaS and cloud PaaS and IaaS, revenue amounts as presented in the above table that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers for which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

(2)

Certain acquired companies capitalized sales commissions associated with subscription agreements and amortized these amounts over the related contractual terms. Business combination accounting rules generally require us to eliminate these acquired capitalized sales commissions balances as of the acquisition date and our post-combination GAAP sales and marketing expenses generally do not reflect the amortization of these acquired deferred sales commissions balances. This adjustment is intended to include, and thus reflect, the full amount of amortization related to such balances as though the acquired companies operated independently in the periods presented.

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of August 31, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2018	$1,179
Fiscal 2019	1,408
Fiscal 2020	1,207
Fiscal 2021	1,021
Fiscal 2022	918
Fiscal 2023	567
Thereafter	886

Total intangible assets, net	$7,186

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first quarter of fiscal 2018 and 2017 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in the discussion below under “Restructuring Expenses”, Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended August 31,
	2017	2016
Cloud SaaS	$9	$5
Cloud PaaS and IaaS	2	1
Software license updates and product support	7	6
Hardware	3	3
Services	14	8
Sales and marketing	89	63

Stock-based compensation, operating segments	124	86
Research and development	234	195
General and administrative	44	38
Acquisition related and other	1	—

Total stock-based compensation	$403	$319

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the first quarter of fiscal 2018 and 2017 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 25.0% and 25.5%, respectively, instead of 14.5% and 22.8%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects for stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets.

Cloud and On-Premise Software Business

Our cloud and on-premise software business engages in the sale, marketing and delivery of our cloud SaaS and cloud PaaS and IaaS offerings and the licensing of our software for on-premise and other IT environments with the option to purchase software license updates and product support contracts. Our cloud SaaS and cloud PaaS and IaaS offerings are generally subscription based and generally recognized as revenues over the subscription period. New software licenses revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within on-premise and other IT environments and are generally recognized when unrestricted access to the software license is granted provided all other revenue recognition criteria are met. Software license updates and product support revenues are typically generated through the sale of software support contracts related to on-premise new software licenses purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our offerings through indirect channels. Costs associated with our cloud and on-premise software business are included in cloud SaaS, PaaS and IaaS expenses, software license updates and product support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud SaaS, PaaS, IaaS and software support offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings, and marketing program costs.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Cloud and On-Premise Software Revenues:
Americas(1)	$4,277	10%	10%	$3,895
EMEA(1)	2,020	6%	3%	1,903
Asia Pacific(1)	1,112	10%	10%	1,011

Total revenues(1)	7,409	9%	8%	6,809
Expenses:
Cloud SaaS, PaaS and IaaS(2)	580	45%	44%	401
Software license updates and product support(2)	240	-6%	-7%	257
Sales and marketing(2)	1,684	6%	4%	1,596

Total expenses(2)	2,504	11%	10%	2,254

Total Margin	$4,905	8%	7%	$4,555

Total Margin %	66%			67%
% Revenues by Geography:
Americas	58%			57%
EMEA	27%			28%
Asia Pacific	15%			15%
Revenues by Offerings:
Cloud software as a service(1)	$1,089	62%	61%	$674
Cloud platform as a service and infrastructure as a service(1)	403	29%	28%	312
New software licenses	966	-6%	-7%	1,030
Software license updates and product support(1)	4,951	3%	2%	4,793

Total cloud and on-premise software revenues(1)	$7,409	9%	8%	$6,809

% Revenues by Offerings:
Cloud software as a service(1)	15%			10%
Cloud platform as a service and infrastructure as a service(1)	5%			5%
New software licenses	13%			15%
Software license updates and product support(1)	67%			70%

(1)

Includes cloud and on-premise software revenue adjustments related to certain cloud and software support contracts that would have otherwise been recorded as revenues by the acquired businesses as independent entities but were not recognized in our GAAP-based consolidated statements of operations for the periods presented due to business combination accounting requirements. Such revenue adjustments were included in our operating segment results for purposes of reporting to and review by our CODMs. See “Presentation of Operating Segment Results and Other Financial Information” above for additional information.

(2)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segment Results and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total revenues from our cloud and on-premise software business increased in the first quarter of fiscal 2018 relative to the corresponding prior year period due to growth in our cloud SaaS and cloud PaaS and IaaS revenues, growth in our software license updates and product support revenues and revenue contributions from our recent acquisitions, including our acquisition of NetSuite. These increases in revenues during the first quarter of fiscal 2018 were partially offset by decreases in our new software licenses revenues. The increases in our cloud SaaS and cloud PaaS and IaaS revenues and decreases in our new software licenses revenues during the first quarter of fiscal 2018 were primarily due to the continued strategic emphasis we placed on selling, marketing and growing our cloud offerings and we expect these revenue trends will continue. The increase in our first quarter of fiscal 2018 software license updates and product support revenues was a result of substantially all customers electing to purchase software support contracts in conjunction with their purchase of new software licenses, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. During the first quarter of fiscal 2018, the Americas, EMEA and Asia Pacific regions contributed constant currency regional growth of 70%, 11% and 19%, respectively.

In constant currency, total cloud and on-premise software expenses increased in the first quarter of fiscal 2018 primarily due to higher cloud SaaS, PaaS and IaaS expenses resulting primarily from increased headcount and technology infrastructure expenses that were incurred to support the related cloud SaaS and cloud PaaS and IaaS revenues increases; and higher sales and marketing expenses resulting from increased headcount. These expense increases were partially offset by lower software license updates and product support expenses during the first quarter of fiscal 2018 due primarily to lower employee related expenses resulting from lower headcount.

Excluding the effects of currency rate fluctuations, our cloud software and on-premise software segment’s total margin increased during the first quarter of fiscal 2018 due to the increase in revenues. In constant currency, total margin as a percentage of revenues decreased during the first quarter of fiscal 2018 relative to the first quarter of fiscal 2017 as our total expenses grew at a faster rate than our total revenues for this business.

Hardware Business

Our hardware business revenues are generated from the sales of our Oracle Engineered Systems, computer server, storage, and industry-specific hardware products for on-premise IT environments that are generally recognized as revenues upon delivery to the customer provided all other revenue recognition criteria are met. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and are generally recognized as revenues ratably as the services are delivered over the contractual term. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Hardware Revenues:
Americas	$485	-8%	-8%	$527
EMEA	271	-1%	-4%	274
Asia Pacific	187	-4%	-4%	195

Total revenues	943	-5%	-6%	996
Expenses:
Hardware products and support(1)	366	-4%	-5%	381
Sales and marketing(1)	170	-15%	-16%	203

Total expenses(1)	536	-8%	-9%	584

Total Margin	$407	-1%	-2%	$412

Total Margin %	43%			41%
% Revenues by Geography:
Americas	51%			53%
EMEA	29%			28%
Asia Pacific	20%			19%

(1)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the first quarter of fiscal 2018, relative to the first quarter of fiscal 2017, due to our continued emphasis on the development, marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of most of our on-premise hardware product lines during the first quarter of fiscal 2018 and also impacted the volume of customers that purchase hardware support contracts.

Excluding the effects of currency rate fluctuations, total hardware products expenses decreased in the first quarter of fiscal 2018, relative to the first quarter of fiscal 2017, due primarily to lower hardware products costs and lower employee related expenses, which aligned to lower hardware revenues.

In constant currency, total margin for our hardware segment decreased on a constant currency basis in comparison to the corresponding prior year period primarily due to the decrease in our total revenues for this segment. In constant currency, total margin as a percentage of revenues increased for our hardware segment in the first quarter of fiscal 2018 due to lower expenses.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Services Revenues:
Americas	$435	5%	5%	$413
EMEA	248	6%	3%	236
Asia Pacific	177	11%	12%	159

Total revenues	860	6%	6%	808
Total Expenses(1)	665	0%	-1%	665

Total Margin	$195	37%	38%	$143

Total Margin %	23%			18%
% Revenues by Geography:
Americas	51%			51%
EMEA	29%			29%
Asia Pacific	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, our total services revenues increased in the first quarter of fiscal 2018 relative to the first quarter of fiscal 2017 due to constant currency increases in our consulting revenues, which were primarily attributable to our recent acquisitions. During the first quarter of fiscal 2018, the Americas, EMEA and Asia Pacific regions contributed constant currency regional growth of 37%, 17% and 46%, respectively.

In constant currency, total services expenses increased during the first quarter of fiscal 2018 primarily due to an increase in headcount related expenses associated with our consulting offerings, primarily attributable to higher consulting expense contributions from our recent acquisitions. These constant currency expense increases during the first quarter of fiscal 2018 were partially offset due to a $30 million charge recorded during the first quarter of fiscal 2017 which increased our expenses in the corresponding prior year period.

In constant currency, total services margin and total margin as a percentage of total services revenues increased in the first quarter of fiscal 2018, relative to the first quarter of fiscal 2017, primarily due to the increase in revenues in the first quarter of fiscal 2018 and the $30 million charge that was recorded during the first quarter of fiscal 2017.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Research and development(1)	$1,340	1%	0%	$1,325
Stock-based compensation	234	20%	20%	195

Total expenses	$1,574	4%	3%	$1,520

% of Total Revenues	17%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses increased during the first quarter of fiscal 2018 relative to the corresponding prior year period primarily due to higher stock-based compensation.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
General and administrative(1)	$276	0%	-1%	$277
Stock-based compensation	44	16%	16%	38

Total expenses	$320	2%	1%	$315

% of Total Revenues	3%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the first quarter of fiscal 2018 relative to the corresponding prior year period due primarily to increased employee related expenses associated with higher headcount and higher stock-based compensation expenses, partially offset by lower professional services expenses that were primarily legal related.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Developed technology	$190	40%	40%	$136
SaaS, PaaS and IaaS agreements and related relationships	151	140%	140%	63
Software support agreements and related relationships	31	-3%	-3%	32
Other	39	-51%	-51%	80

Total amortization of intangible assets	$411	32%	32%	$311

Amortization of intangible assets increased during the first quarter of fiscal 2018 relative to the corresponding prior year period due to additional amortization from intangible assets that we acquired in connection with our recent acquisitions, primarily our acquisition of NetSuite.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Transitional and other employee related costs	$9	15%	12%	$8
Stock-based compensation	1	*	*	—
Professional fees and other, net	3	-33%	-33%	5
Business combination adjustments, net	(1)	-256%	-239%	1

Total acquisition related and other expenses	$12	-17%	-17%	$14

*	Not meaningful

On a constant currency basis, acquisition related and other expenses decreased in the first quarter of fiscal 2018 primarily due to lower professional fees and the favorable impacts of business combination adjustments.

Restructuring Expenses:    Restructuring expenses resulted from the execution of management approved restructuring plans that were generally developed to improve our cost structure and/or operations, often in conjunction with our acquisition integration strategies. Restructuring expenses consist of employee severance costs and may also include charges for duplicate facilities and other contract termination costs to improve our cost structure prospectively. For additional information regarding our restructuring plans, see Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Restructuring expenses	$124	25%	22%	$99

Restructuring expenses in the first quarter of fiscal 2018 and 2017 primarily related to our 2017 Restructuring Plan. Our management approved, committed to and initiated the 2017 Restructuring Plan in order to restructure and further improve efficiencies in our operations. In the first quarter of fiscal 2018, our management supplemented the 2017 Restructuring Plan in to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $1.1 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2017 Restructuring Plan were approximately $475 million as of August 31, 2017 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2018. Our estimated costs are subject to change in future periods.

The majority of the initiatives undertaken by our 2017 Restructuring Plan were effected to implement our continued move toward developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations that supported our on-premise business. Cost savings that are expected to be realized pursuant to our 2017 Restructuring Plan initiatives are primarily expected to be offset by investments in resources and geographies that best address the development, marketing and sale of our cloud-based offerings as customer preferences pivot to the Oracle Cloud.

Interest Expense:

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Interest expense	$469	13%	13%	$416

Interest expense increased in the first quarter of fiscal 2018, relative to the first quarter of fiscal 2017, primarily due to higher average borrowings resulting from our issuance of $14.0 billion of senior notes in July 2016. This increase in interest expense during the first quarter of fiscal 2018 was partially offset by a reduction in interest expense resulting from the maturity and repayment of $1.0 billion of floating rate senior notes in July 2017.

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

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Interest income	$257	45%	45%	$177
Foreign currency losses, net	(4)	-65%	-70%	(13)
Noncontrolling interests in income	(47)	32%	32%	(35)
Other income (loss), net	27	37%	37%	19

Total non-operating income, net	$233	57%	57%	$148

On a constant currency basis, our non-operating income, net for the first quarter of fiscal 2018 increased, relative to the first quarter of fiscal 2017, primarily due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances and higher interest rates.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended August 31,
		Percent Change
(Dollars in millions)	2017	Actual	Constant	2016
Provision for income taxes	$375	-31%	-31%	$541

Effective tax rate	14.5%			22.8%

Provision for income taxes in the first quarter of fiscal 2018 decreased, relative to the first quarter of fiscal 2017 in substantial part to the favorable impact of excess tax benefits recognized on stock-based compensation expense and a favorable change in jurisdictional mix of our earnings recognized in the first quarter of fiscal 2018. This favorable impact was partially offset by higher income before provision for income tax during the first quarter of fiscal 2018.

Liquidity and Capital Resources

(Dollars in millions)	August 31, 2017	Change	May 31, 2017
Working capital	$53,109	6%	$50,337
Cash, cash equivalents and marketable securities	$66,897	1%	$66,078

Working capital:    The increase in working capital as of August 31, 2017 in comparison to May 31, 2017 was primarily due to the favorable impacts to our net current assets resulting from our net income during the first quarter of fiscal 2018 and proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for repurchases of our common stock and cash used to pay dividends to our stockholders during the first quarter of fiscal 2018. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at August 31, 2017 in comparison to May 31, 2017 was primarily due to cash inflows generated by our operations and cash inflows from stock option exercises during the first quarter of fiscal 2018 and were partially offset by certain cash outflows, primarily the repayment of $4.8 billion of borrowings, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. Cash, cash equivalents and marketable securities included $58.3 billion held by our foreign subsidiaries as of August 31, 2017, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies during the first quarter fiscal 2018, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of August 31, 2017 relative to what we would have reported using constant currency rates from the May 31, 2017 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 35 days at August 31, 2017 compared with 44 days at May 31, 2017. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud and on-premise software obligations to fair value.

	Three Months Ended August 31,
(Dollars in millions)	2017	Change	2016
Net cash provided by operating activities	$6,566	12%	$5,875
Net cash used for investing activities	$(1,818)	-65%	$(5,203)
Net cash (used for) provided by financing activities	$(5,441)	171%	$7,712

Cash flows from operating activities:    Our largest source of operating cash flows is cash collections from our customers following the purchase and renewal of their software license updates and product support agreements. Payments from customers for these support agreements are generally received near the beginning of the contracts’ terms, which are generally one year in length. Over the course of a fiscal year, we also have historically generated cash from the sales of new software licenses, cloud SaaS, PaaS and IaaS offerings, hardware offerings and services. Our primary uses of cash from operating activities are for employee related expenditures, material and manufacturing costs related to the production of our hardware products, taxes and leased facilities.

Net cash provided by operating activities increased during the first quarter of fiscal 2018 due primarily to higher net income during the first quarter of fiscal 2018 relative to the corresponding prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first quarter of fiscal 2018 relative to the first quarter of fiscal 2017 primarily due to a decrease in cash used to purchase marketable securities and other investments, net of proceeds received from sales and maturities and a decrease in cash used for acquisitions, net of cash acquired.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used in financing activities in the first quarter of fiscal 2018 was $5.4 billion in comparison to net cash provided by financing activities of $7.7 billion during the first quarter of fiscal 2017. The change in financing activities cash flows in the first quarter of fiscal 2018 relative to the corresponding prior year period was primarily related to debt related cash flows for which we had debt repayments of $4.8 billion in the first quarter of fiscal 2018 in comparison to $10.2 billion of cash inflows form borrowings, net of repayments, in the first quarter of fiscal 2017. These unfavorable financing cash flows during the first quarter of fiscal 2018 relative to the corresponding prior year period were partially offset by higher cash inflows from stock option exercises and lower cash outflows related to stock repurchases, each during the first quarter of fiscal 2018 relative to the corresponding prior year period.

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

	Trailing 4-Quarters Ended August 31,
(Dollars in millions)	2017	Change	2016
Net cash provided by operating activities	$14,817	8%	$13,679
Capital expenditures	(2,195)	111%	(1,042)

Free cash flow	$12,622	0%	$12,637

Net income	$9,713		$8,986

Free cash flow as percent of net income	130%		141%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $191 million and $107 million, respectively, or approximately 20% and 10%, respectively, of our new software licenses revenues in the first quarters of fiscal 2018 and 2017.

Contractual Obligations:    During the first quarter of fiscal 2018, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2017.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2014 has been a weighted-average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at August 31, 2017, which generally have a ten-year exercise period, 14.9% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we have recently reduced the level of our stock repurchases and we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At August 31, 2017, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first three months of fiscal 2018. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 for a more complete discussion of the market risks we encounter.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The material set forth in Note 10 (pertaining to information regarding contingencies related to our income taxes) and Note 13 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended May 31, 2017. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On March 15, 2016, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $10.0 billion. As of August 31, 2017, approximately $4.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended August 31, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2017—June 30, 2017	3.6	$46.99	3.6	$5,180.2
July 1, 2017—July 31, 2017	3.0	$50.34	3.0	$5,026.3
August 1, 2017—August 31, 2017	3.6	$49.30	3.6	$4,849.4

Total	10.2	$48.80	10.2

Item 6.     Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

10.05*‡	Form of Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Executive Vice Presidents and Section 16 Officers

10.16*‡	Form of Performance-Based Stock Option Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for Named Executive Officers

10.17*‡	Form of Stock Unit Award Agreement under the Amended and Restated 2000 Long-Term Equity Incentive Plan for U.S. Employees (Including Section 16 Officers)

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of August 31, 2017 and May 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended August 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: September 18, 2017	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: September 18, 2017	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer