Form 10-Q
period 2017-11-30
ORACLE CORP
filed 2017-12-18
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

The number of shares of registrant’s common stock outstanding as of December 11, 2017 was: 4,139,602,000.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2017 and May 31, 2017

(Unaudited)

(in millions, except per share data)	November 30, 2017	May 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,310	$21,784
Marketable securities	50,270	44,294
Trade receivables, net of allowances for doubtful accounts of $339 and $319 as of November 30, 2017 and May 31, 2017, respectively	3,798	5,300
Inventories	436	300
Prepaid expenses and other current assets	2,731	2,837

Total current assets	78,545	74,515

Non-current assets:
Property, plant and equipment, net	5,868	5,315
Intangible assets, net	6,794	7,679
Goodwill, net	42,964	43,045
Deferred tax assets	1,222	1,143
Other assets	3,369	3,294

Total non-current assets	60,217	60,476

Total assets	$138,762	$134,991

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$2,499	$9,797
Accounts payable	554	599
Accrued compensation and related benefits	1,500	1,966
Deferred revenues	8,076	8,233
Other current liabilities	2,865	3,583

Total current liabilities	15,494	24,178

Non-current liabilities:
Notes payable and other borrowings, non-current	58,170	48,112
Income taxes payable	6,082	5,681
Other non-current liabilities	2,716	2,774

Total non-current liabilities	66,968	56,567

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,143 shares and 4,137 shares as of November 30, 2017 and May 31, 2017, respectively	28,474	27,065
Retained earnings	28,296	27,598
Accumulated other comprehensive loss	(902)	(803)

Total Oracle Corporation stockholders’ equity	55,868	53,860
Noncontrolling interests	432	386

Total equity	56,300	54,246

Total liabilities and equity	$138,762	$134,991

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended November 30, 2017 and 2016

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2017	2016	2017	2016
Revenues:
Cloud software as a service	$1,123	$725	$2,189	$1,382
Cloud platform as a service and infrastructure as a service	396	328	797	639

Total cloud revenues	1,519	1,053	2,986	2,021

New software licenses	1,353	1,347	2,319	2,377
Software license updates and product support	4,953	4,777	9,904	9,570

Total on-premise software revenues	6,306	6,124	12,223	11,947

Total cloud and on-premise software revenues	7,825	7,177	15,209	13,968

Hardware revenues	940	1,014	1,884	2,010
Services revenues	856	844	1,716	1,652

Total revenues	9,621	9,035	18,809	17,630

Operating expenses:
Cloud software as a service(1)	396	316	770	600
Cloud platform as a service and infrastructure as a service(1)	241	156	468	288
Software license updates and product support(1)	257	242	515	516
Hardware(1)	351	386	724	776
Services(1)	720	697	1,422	1,393
Sales and marketing(1)	2,082	1,960	4,074	3,879
Research and development	1,475	1,510	3,049	3,030
General and administrative	321	303	642	618
Amortization of intangible assets	400	302	811	613
Acquisition related and other	17	40	28	54
Restructuring	292	86	416	185

Total operating expenses	6,552	5,998	12,919	11,952

Operating income	3,069	3,037	5,890	5,678

Interest expense	(475)	(451)	(944)	(867)
Non-operating income, net	273	99	505	247

Income before provision for income taxes	2,867	2,685	5,451	5,058

Provision for income taxes	634	653	1,009	1,194

Net income	$2,233	$2,032	$4,442	$3,864

Earnings per share:
Basic	$0.54	$0.50	$1.07	$0.94

Diluted	$0.52	$0.48	$1.04	$0.92

Weighted average common shares outstanding:
Basic	4,160	4,104	4,158	4,112

Diluted	4,283	4,195	4,283	4,208

Dividends declared per common share	$0.19	$0.15	$0.38	$0.30

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended November 30, 2017 and 2016

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016
Net income	$2,233	$2,032	$4,442	$3,864
Other comprehensive loss, net of tax:
Net foreign currency translation losses	(40)	(204)	(2)	(71)
Net unrealized gains on defined benefit plans	11	2	18	7
Net unrealized losses on marketable securities	(192)	(356)	(128)	(213)
Net unrealized gains on cash flow hedges	35	19	13	21

Total other comprehensive loss, net	(186)	(539)	(99)	(256)

Comprehensive income	$2,047	$1,493	$4,343	$3,608

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30, 2017 and 2016

(Unaudited)

	Six Months Ended November 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$4,442	$3,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	573	463
Amortization of intangible assets	811	613
Deferred income taxes	95	103
Stock-based compensation	822	646
Other, net	81	85
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,529	1,680
Increase in inventories	(135)	(116)
Decrease in prepaid expenses and other assets	138	321
Decrease in accounts payable and other liabilities	(618)	(499)
Increase in income taxes payable	22	9
Decrease in deferred revenues	(344)	(208)

Net cash provided by operating activities	7,416	6,961

Cash flows from investing activities:
Purchases of marketable securities and other investments	(18,022)	(10,090)
Proceeds from maturities and sales of marketable securities and other investments	11,566	6,080
Acquisitions, net of cash acquired	—	(9,854)
Capital expenditures	(1,072)	(1,056)

Net cash used for investing activities	(7,528)	(14,920)

Cash flows from financing activities:
Payments for repurchases of common stock	(2,454)	(2,569)
Proceeds from issuances of common stock	1,353	746
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(434)	(188)
Payments of dividends to stockholders	(1,579)	(1,232)
Proceeds from borrowings, net of issuance costs	9,945	13,932
Repayments of borrowings	(7,300)	(3,750)
Distributions to noncontrolling interests	(34)	(200)

Net cash (used for) provided by financing activities	(503)	6,739

Effect of exchange rate changes on cash and cash equivalents	141	(340)

Net decrease in cash and cash equivalents	(474)	(1,560)
Cash and cash equivalents at beginning of period	21,784	20,152

Cash and cash equivalents at end of period	$21,310	$18,592

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$—	$84
Increase (decrease) in unsettled repurchases of common stock	$47	$(70)
Decrease in unsettled investment purchases	$(303)	$(130)

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

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

During the first half of fiscal 2017, we adopted Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which did not have a material impact to our reported financial position or results of operations. There have been no significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of November 30, 2017 and May 31, 2017 and our condensed consolidated statements of cash flows for the six months ended November 30, 2017 and 2016 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016
Transitional and other employee related costs	$14	$8	$23	$16
Stock-based compensation	—	11	1	11
Professional fees and other, net	3	22	6	27
Business combination adjustments, net	—	(1)	(2)	—

Total acquisition related and other expenses	$17	$40	$28	$54

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016
Interest income	$279	$204	$536	$381
Foreign currency losses, net	(7)	(69)	(11)	(82)
Noncontrolling interests in income	(28)	(41)	(75)	(76)
Other income, net	29	5	55	24

Total non-operating income, net	$273	$99	$505	$247

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $159 million and $1.0 billion for the three and six months ended November 30, 2017, respectively, and $121 million and $1.0 billion for the three and six months ended November 30, 2016, respectively.

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

November 30, 2017

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

Leases:    In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for us in our first quarter of fiscal 2020 on a modified retrospective basis, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016, May 2017 and September 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, respectively (collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 is effective for us as of our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is significantly different than our current capitalization policy. The adoption of Topic 606 will result in additional types of costs that will be capitalized. Additionally, it is possible that amounts capitalized will be amortized over a period longer than our current policy. We plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues and costs related to our pending adoption of Topic 606 and our preliminary assessments are subject to change.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

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

The total purchase price for NetSuite was approximately $9.1 billion, which consisted of approximately $9.0 billion in cash and $78 million for the fair values of restricted stock-based awards and stock options assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $6.7 billion of goodwill, $3.2 billion of identifiable intangible assets and $763 million of net tangible liabilities. See Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 for additional information regarding our acquisition of NetSuite.

Other Fiscal 2017 Acquisitions

During fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our cloud-based offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of the acquired companies in our condensed consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our condensed consolidated financial statements. The total of the purchase prices, certain of which were preliminary, for these acquisitions was approximately $3.0 billion, which consisted of approximately $3.0 billion in cash and $13 million for the fair values of restricted stock-based awards and stock options assumed. As of November 30, 2017, we recorded $244 million of net tangible assets and $948 million of identifiable intangible assets, based on their estimated fair values, and $1.8 billion of residual goodwill related to our fiscal 2017 acquisitions. Certain amounts included in these totals were preliminary and subject to change during the respective measurement periods (up to one year from the respective acquisition dates) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2017.

The unaudited pro forma financial information for the three and six months ended November 30, 2017 presented the historical results of Oracle for the three and six months ended November 30, 2017 as we did not complete any material acquisitions during the first half of fiscal 2018.

The unaudited pro forma financial information for the three and six months ended November 30, 2016 combined the historical results of Oracle for the three and six months ended November 30, 2016, the historical results of NetSuite for the three and six months ended September 30, 2016 (adjusted due to differences in reporting periods and considering the date we acquired NetSuite) and the historical results of certain other companies that we acquired since the beginning of fiscal 2017 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2017	2016	2017	2016
Total revenues	$9,621	$9,225	$18,809	$18,126
Net income	$2,233	$1,914	$4,442	$3,571
Basic earnings per share	$0.54	$0.47	$1.07	$0.87
Diluted earnings per share	$0.52	$0.46	$1.04	$0.85

3.	FAIR VALUE MEASUREMENTS

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

November 30, 2017

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	November 30, 2017			May 31, 2017
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$887	$47,540	$48,427	$580	$41,038	$41,618
Commercial paper debt securities	—	3,443	3,443	—	5,053	5,053
Money market funds	5,500	—	5,500	3,302	—	3,302
Derivative financial instruments	—	—	—	—	40	40

Total assets	$6,387	$50,983	$57,370	$3,882	$46,131	$50,013

Liabilities:
Derivative financial instruments	$—	$94	$94	$—	$191	$191

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of November 30, 2017 and May 31, 2017, approximately 24% and 32%, respectively, of our marketable securities investments mature within one year and 76% and 68%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $60.9 billion and $54.0 billion of senior notes and the related fair value hedges that were outstanding as of November 30, 2017 and May 31, 2017, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at November 30, 2017 and May 31, 2017 were $63.6 billion and $56.5 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	November 30, 2017	May 31, 2017
Raw materials	$288	$186
Work-in-process	35	42
Finished goods	113	72

Total inventories	$436	$300

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2018 and the net book value of intangible assets as of November 30, 2017 and May 31, 2017 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(Dollars in millions)	May 31, 2017	Additions & Adjustments, net	November 30, 2017	May 31, 2017	Expense	November 30, 2017	May 31, 2017	November 30, 2017
Developed technology	$5,397	$(214)	$5,183	$(2,295)	$(378)	$(2,673)	$3,102	$2,510
SaaS, PaaS and IaaS agreements and related relationships	4,105	122	4,227	(1,089)	(301)	(1,390)	3,016	2,837
Software support agreements and related relationships	1,565	—	1,565	(559)	(62)	(621)	1,006	944
Other	1,998	18	2,016	(1,443)	(70)	(1,513)	555	503

Total intangible assets, net	$13,065	$(74)	$12,991	$(5,386)	$(811)	$(6,197)	$7,679	$6,794

Total amortization expense related to our intangible assets was $400 million and $811 million for the three and six months ended November 30, 2017, respectively, and $302 million and $613 million for the three and six months ended November 30, 2016, respectively. As of November 30, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2018	$781
Fiscal 2019	1,411
Fiscal 2020	1,210
Fiscal 2021	1,023
Fiscal 2022	918
Fiscal 2023	567
Thereafter	884

Total intangible assets, net	$6,794

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the six months ended November 30, 2017 were as follows:

(in millions)	Cloud and On-Premise Software	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2017	$38,791	$2,367	$1,887	$43,045
Goodwill adjustments, net(1)	(81)	—	—	(81)

Balances as of November 30, 2017	$38,710	$2,367	$1,887	$42,964

(1)

Pursuant to our business combinations accounting policy, we recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such a change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition).

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In November 2017, we issued $10.0 billion, par value, of fixed-rate senior notes comprised of the following as of November 30, 2017:

		November 30, 2017
(Dollars in millions)	Date of Issuance	Amount	Effective Interest Rate
$1,250, 2.625%, due February 2023	November 2017	$1,250	2.637%
$2,000, 2.95%, due November 2024	November 2017	2,000	2.975%
$2,750, 3.25%, due November 2027	November 2017	2,750	3.263%
$1,750, 3.80%, due November 2037	November 2017	1,750	3.827%
$2,250, 4.00%, due November 2047	November 2017	2,250	4.027%

Total fixed rate senior notes		$10,000

Unamortized discount/issuance costs		(55)

Total fixed rate senior notes, net		$9,945

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

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle Corporation. All existing and future indebtedness and liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes. We were in compliance with all debt-related covenants at November 30, 2017.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2017 Oracle Restructuring Plan

During fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2017 Restructuring Plan). In the first quarter of fiscal 2018, our management supplemented the 2017 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $1.1 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $416 million of restructuring expenses in connection with the 2017 Restructuring Plan in the first half of fiscal 2018 and we expect to incur the majority of the estimated remaining $212 million through the end of fiscal 2018. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

Summary of All Plans

	Accrued May 31, 2017(2)	Six Months Ended November 30, 2017				Accrued November 30, 2017(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud and on-premise software	$85	$92	$(4)	$(105)	$4	$72	$266	$300
Hardware	31	118	(4)	(46)	1	100	202	241
Services	25	31	(1)	(36)	1	20	88	130
Other	44	178	6	(130)	(6)	92	346	443

Total Fiscal 2017 Oracle Restructuring Plan	$185	$419	$(3)	$(317)	$—	$284	$902	$1,114

Total other restructuring plans(6)	$79	$1	$1	$(24)	$4	$61

Total restructuring plans	$264	$420	$(2)	$(341)	$4	$345

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at November 30, 2017 and May 31, 2017 included $318 million and $242 million, respectively, recorded in other current liabilities, and $27 million and $22 million, respectively, recorded in other non-current liabilities.

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	November 30, 2017	May 31, 2017
Software license updates and product support	$5,791	$5,952
Cloud SaaS, PaaS and IaaS	1,273	1,192
Hardware	607	640
Services	351	382
New software licenses	54	67

Deferred revenues, current	8,076	8,233

Deferred revenues, non-current (in other non-current liabilities)	597	602

Total deferred revenues	$8,673	$8,835

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

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

We held certain derivative and non-derivative instruments that were accounted for pursuant to ASC 815, Derivatives and Hedging (ASC 815) and that were utilized in a consistent manner as of November 30, 2017 and May 31, 2017 and during the three and six months ended November 30, 2017 and 2016. These instruments include:

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

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of November 30, 2017 and May 31, 2017, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $4.0 billion and $3.4 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.5 billion and $1.4 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of November 30, 2017 and May 31, 2017. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

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

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	November 30, 2017	May 31, 2017
Interest rate swap agreements designated as fair value hedges	Other (non-current liabilities) assets	$(7)	$40

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(87)	$(191)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(1,051)	$(980)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016		2017	2016	2017	2016
Cross-currency swap agreements designated as cash flow hedges	$19	$(54)	$104	$(51)	Non-operating income (expense), net	$(16)	$(73)	$91	$(72)

Foreign currency borrowings designated as net investment hedge	$10	$44	$(54)	$43	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative					Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended November 30,		Six Months Ended November 30,			Three Months Ended November 30,		Six Months Ended November 30,
(in millions)		2017	2016	2017	2016		2017	2016	2017	2016
Interest rate swap agreements designated as fair value hedges	Interest expense	$(47)	$(77)	$(47)	$(68)	Interest expense	$47	$77	$47	$68

10.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 14, 2017, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of November 30, 2017, approximately $2.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 50.9 million shares for $2.5 billion during the six months ended November 30, 2017 (including 1.5 million shares for $73 million that were repurchased but not settled) and 62.0 million shares for $2.5 billion during the six months ended November 30, 2016 under the stock repurchase program.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

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

Dividends on Common Stock

During the six months ended November 30, 2017, our Board of Directors declared cash dividends of $0.38 per share of our outstanding common stock, which we paid during the same period.

In December 2017, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock. The dividend is payable on January 24, 2018 to stockholders of record as of the close of business on January 10, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2018 Stock-Based Awards Activity, Valuation and Compensation Expense

During the first half of fiscal 2018, we issued 38 million restricted stock-based awards and 77 million stock options (consisting of 8 million service-based stock options (SOs) and 69 million performance-based and market-based stock options (PSOs)). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions, with the PSOs primarily having performance-based and market-based vesting restrictions. Our fiscal 2018 stock-based awards issuances were partially offset by forfeitures and cancellations of 13 million shares during the first half of fiscal 2018.

The RSUs and SOs that were granted during the six months ended November 30, 2017 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

The fiscal 2018 PSOs granted consist of seven numerically equivalent vesting tranches that potentially may vest. Each of six of the individual vesting tranches are governed by an “all or nothing” vesting schedule requiring the attainment of both a performance metric and a market capitalization metric, which may be achieved at any time, in order for each individual tranche to fully vest during a five year performance period, assuming continued employment and service through the date the Compensation Committee of the Board of Directors certifies that the last of the two metrics for a particular tranche is attained. The seventh vesting tranche requires attainment of a market-based metric to be achieved at any time during a five year performance period and continued employment and service through the vesting date. The PSOs have contractual lives of eight years in comparison to the ten year contractual lives for the fiscal 2018 SOs issued. We estimated the fair values of the PSOs using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 2.14%, expected term of 7 years, expected volatility of 22.44% and dividend yield of 1.49%. Stock-based compensation expense is to be recognized for each of the six performance-based and market-based tranches once each vesting tranche becomes probable of achievement over the longer of the estimated implicit service period for performance-metric achievement or derived service period for market-based metric achievement. We have preliminarily estimated service periods for those tranches that have been deemed probable of achievement to be approximately three to five years. Stock-based compensation for the market-based tranche will be recognized using the derived service period for the market-based metric achievement, which we have initially estimated to be approximately three years.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016
Cloud SaaS	$11	$6	$20	$11
Cloud PaaS and IaaS	2	1	4	2
Software license updates and product support	7	6	14	12
Hardware	3	3	6	6
Services	14	9	28	17
Sales and marketing	98	68	187	133
Research and development	237	188	472	382
General and administrative	46	35	90	72
Acquisition related and other	—	11	1	11

Total stock-based compensation	$418	$327	$822	$646

11.	INCOME TAXES

The effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, changes in unrecognized tax benefits due to settlements with tax authorities and other events, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Our effective tax rate was 22.1% and 18.5% for the three and six months ended November 30, 2017, respectively, and 24.3% and 23.6% for the three and six months ended November 30, 2016, respectively.

Recently, proposals that would make fundamental changes in the domestic and international tax laws of the United States have been passed by both houses of Congress, and there appears to be a significant likelihood that changes along these lines will become law. If so, it is likely that different provisions will affect our tax profile in ways that are both favorable and unfavorable with the net effect to be determined by the specific provisions included in any legislation ultimately adopted.

Our net deferred tax assets were $800 million and $683 million as of November 30, 2017 and May 31, 2017, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

November 30, 2017

(Unaudited)

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

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

The following table presents summary results for each of our three businesses (fiscal 2017 results have been recast to conform to the current year’s presentation):

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016
Cloud and on-premise software:
Revenues(1)	$7,834	$7,212	$15,243	$14,021
Cloud SaaS, PaaS and IaaS expenses	615	457	1,195	859
Software license updates and product support expenses	240	225	480	481
Sales and marketing expenses	1,776	1,633	3,460	3,229

Margin(2)	$5,203	$4,897	$10,108	$9,452

Hardware:
Revenues	$940	$1,014	$1,884	$2,010
Hardware products and support expenses	344	378	709	759
Sales and marketing expenses	154	202	325	404

Margin(2)	$442	$434	$850	$847

Services:
Revenues	$856	$844	$1,716	$1,652
Services expenses	683	667	1,348	1,333

Margin(2)	$173	$177	$368	$319

Totals:
Revenues(1)	$9,630	$9,070	$18,843	$17,683
Expenses	3,812	3,562	7,517	7,065

Margin(2)	$5,818	$5,508	$11,326	$10,618

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

(2)

The margins reported reflect only the direct controllable costs of each line of business and do not include allocations of product development, general and administrative and certain other allocable expenses, net. Additionally, the margins reported above do not

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

reflect amortization of intangible assets, acquisition related and other expenses, restructuring expenses, stock-based compensation, interest expense or certain other non-operating income, net.

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016
Total revenues for operating segments	$9,630	$9,070	$18,843	$17,683
Cloud and on-premise software revenues(1)	(9)	(35)	(34)	(53)

Total revenues	$9,621	$9,035	$18,809	$17,630

Total margin for operating segments	$5,818	$5,508	$11,326	$10,618
Cloud and on-premise software revenues(1)	(9)	(35)	(34)	(53)
Research and development	(1,475)	(1,510)	(3,049)	(3,030)
General and administrative	(321)	(303)	(642)	(618)
Amortization of intangible assets	(400)	(302)	(811)	(613)
Acquisition related and other	(17)	(40)	(28)	(54)
Restructuring	(292)	(86)	(416)	(185)
Stock-based compensation for operating segments	(135)	(93)	(259)	(181)
Expense allocations and other, net	(100)	(102)	(197)	(206)
Interest expense	(475)	(451)	(944)	(867)
Non-operating income, net	273	99	505	247

Income before provision for income taxes	$2,867	$2,685	$5,451	$5,058

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

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income	$2,233	$2,032	$4,442	$3,864

Weighted average common shares outstanding	4,160	4,104	4,158	4,112
Dilutive effect of employee stock plans	123	91	125	96

Dilutive weighted average common shares outstanding	4,283	4,195	4,283	4,208

Basic earnings per share	$0.54	$0.50	$1.07	$0.94
Diluted earnings per share	$0.52	$0.48	$1.04	$0.92
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	76	77	53	74

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 30, 2017

(Unaudited)

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

November 30, 2017

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

On August 9, 2017, the court consolidated the two derivative cases, and vacated the scheduling order relating to defendants’ motion to dismiss the first case. In a September 7, 2017, order, the court appointed plaintiff’s counsel in the second case as lead plaintiffs’ counsel and designated the July 18, 2017 complaint as the operative complaint. The parties agreed to a briefing schedule, which the court approved. Consistent with this schedule, the defendants filed a motion to dismiss on October 27, 2017, and the Plaintiffs filed an opposition on December 15, 2017. The defendants reply to the plaintiffs’ opposition is due by January 9, 2018 and oral argument is scheduled for January 25, 2018.

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

In addition to providing a broad spectrum of cloud offerings, we develop and sell our applications, platform and infrastructure products and services to our customers worldwide for use in their global data centers and on-premise IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how applications, platform and infrastructure technologies interact and function with one another within IT environments. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to benefit from our research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their on-premise deployments, which may include unspecified product enhancements that we periodically deliver to our products, and by renewing their cloud SaaS, PaaS and IaaS contracts with us.

As customers deploy with the Oracle Cloud, many are adopting a hybrid IT model whereby certain of their IT instances are deployed using the Oracle Cloud, while other of their IT instances are deployed using Oracle on-premise offerings, with both instances designed with capabilities to be managed as though they are a single instance. Our Oracle Cloud at Customer program provides another deployment option for customers to utilize the Oracle Cloud Machine and Oracle Database Exadata Cloud Machine to bring certain Oracle Cloud SaaS, PaaS and IaaS offerings to a customer’s on-premise IT environment to meet data sovereignty, data residency, data protection and regulatory business policy requirements, among others, while benefiting from the many advantages of a cloud service.

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

In recent periods, customer demand has increased at a greater rate for cloud-based IT deployment models relative to on-premise IT deployment models. To address this demand, we have increased our investments in and focus on the development, marketing and sale of our cloud-based applications, platform and infrastructure technologies resulting in higher growth of our cloud SaaS and cloud PaaS and IaaS revenues as customer preferences have pivoted to the Oracle Cloud for new deployments and as customers migrate to and expand with the Oracle Cloud for their existing on-premise workloads. We expect these trends to continue. We believe that offering customers broad, comprehensive, flexible and interoperable deployment models for our applications, platform and infrastructure technologies is important to our growth strategy and better address customer needs relative to our competitors, many of whom provide fewer offerings and more restrictive deployment models. We enable our customers to evolve and transform to substantially any IT deployment model at whatever pace is most appropriate for them.

We have three businesses: cloud and on-premise software; hardware; and services; each of which comprises a single operating segment. Our chief operating decision makers (CODMs), which include our Chief Executive Officers and Chief Technology Officer, view the operating results of our three businesses and allocate resources in a manner that is consistent with the changing market dynamics that we have experienced in recent periods. As a result, during the fourth quarter of fiscal 2017, we updated our operating segments. The discussion and analysis of financial condition and results of operations presented below provides the current view that is utilized by our CODMs to evaluate performance and determine resource allocations and the prior periods’ results presented below were recast to conform to the current periods’ presentation. In addition to the discussion below, Note 12 of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report, provides additional information related to our businesses and operating segments, including the recasting of our segments’ financial information from prior periods to conform to the current year’s presentation.

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

We offer customers the ability to license our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, for on-premise and other IT environments. Our new software license transactions are generally perpetual in nature and are generally recognized when unrestricted access to the software license is granted provided all other revenue recognition criteria are met. The timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues, which is different than the typical revenue recognition pattern for our cloud-based offerings in which revenues are generally recognized ratably over the subscription period. New software license customers have the option to purchase software license updates and product support contracts, which grant rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration and are generally billed in advance of the service being performed and are generally recognized as revenues as the software support services are delivered.

Our cloud SaaS, cloud PaaS and IaaS revenues and new software licenses revenues are affected by the strength of general economic and business conditions, governmental budgetary constraints, the strategy for and competitive position of our offerings, our acquisitions, our ability to deliver and renew our cloud contracts with our existing customers and foreign currency rate fluctuations. In recent periods, we have placed significant strategic emphasis on growing our cloud SaaS and cloud PaaS and IaaS revenues, which represented 16% of our total consolidated revenues during each of the second quarter and first half of fiscal 2018, and 12% and 11% of our total consolidated revenues during the second quarter and first half of fiscal 2017, respectively. This emphasis has affected the growth of our new software licenses revenues and, to a lesser extent, has also affected the growth of our software license updates and product support revenues. We expect these trends will continue with the mix of this business’ revenues continuing to shift toward cloud-based services.

Our software license updates and product support revenues growth is primarily influenced by four factors: (1) the percentage of our software support contract customer base that renews its software support contracts and the percentage of customers that purchase software support contracts in connection with their purchase of a new software license; (2) the pricing of new software support contracts sold in connection with the sale of new software licenses; (3) the pricing of new software licenses sold; and (4) the amount of software support contracts assumed from companies we have acquired. Substantially all of our customers purchase software license updates and product support contracts when they acquire on-premise new software licenses and renew their software license updates and product support contracts when eligible in order to benefit from Oracle’s research and development investments that are utilized as a part of unspecified periodic software updates that may be released and that customers with current software support contracts are entitled to.

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

During the first half of fiscal 2018, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impacts of Acquisitions

The comparability of our operating results in the second quarter and first half of fiscal 2018 compared to the same periods of fiscal 2017 was impacted by our recent acquisitions, including our acquisition of NetSuite Inc. during the second quarter of fiscal 2017. In our discussion of changes in our results of operations from the second quarter and first half of fiscal 2018 compared to the same periods of fiscal 2017, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

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

Consistent with our internal management reporting processes, the below operating segment presentation includes revenues adjustments related to cloud and on-premise software contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for all periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our operating segments because our management does not view the performance of our businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision of income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2017, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on November 30, 2017 and 2016, our financial statements would reflect reported revenues of $1.19 million in the first half of fiscal 2018 (using 1.19 as the month-end average exchange rate for the period) and $1.05 million in the first half of fiscal 2017

(using 1.05 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and six months ended November 30, 2017 and 2016 using the May 31, 2017 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Total Revenues by Geography:
Americas	$5,306	8%	7%	$4,936	$10,479	7%	7%	$9,752
EMEA(1)	2,802	10%	4%	2,557	5,341	7%	3%	4,971
Asia Pacific(2)	1,513	-2%	-2%	1,542	2,989	3%	3%	2,907

Total revenues	9,621	6%	5%	9,035	18,809	7%	5%	17,630
Total Operating Expenses	6,552	9%	8%	5,998	12,919	8%	7%	11,952

Total Operating Margin	$3,069	1%	-1%	$3,037	$5,890	4%	2%	$5,678

Total Operating Margin %	32%			34%	31%			32%
% Revenues by Geography:
Americas	55%			55%	56%			55%
EMEA	29%			28%	28%			28%
Asia Pacific	16%			17%	16%			17%
Total Revenues by Business:
Cloud and on-premise software	$7,825	9%	7%	$7,177	$15,209	9%	7%	$13,968
Hardware	940	-7%	-9%	1,014	1,884	-6%	-8%	2,010
Services	856	1%	0%	844	1,716	4%	2%	1,652

Total revenues	$9,621	6%	5%	$9,035	$18,809	7%	5%	$17,630

% Revenues by Business:
Cloud and on-premise software	81%			80%	81%			79%
Hardware	10%			11%	10%			12%
Services	9%			9%	9%			9%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region includes Japan

Excluding the effects of foreign currency rate variations, our total revenues increased in the second quarter and first half of fiscal 2018 relative to the corresponding prior year periods primarily due to growth in our cloud and on-premise software revenues, partially offset by a decrease in our hardware revenues. The constant currency increases in our cloud and on-premise software revenues during the fiscal 2018 periods presented were attributable to growth in our cloud SaaS and cloud PaaS and IaaS revenues, growth in our software license updates and product support revenues, and revenue contributions from our recent acquisitions. The constant currency decreases in our hardware revenues during the fiscal 2018 periods presented were due to reductions in our hardware products revenues and hardware support revenues as we continued to place emphasis on the development, marketing and sale of our cloud-based infrastructure technologies.

Excluding the effects of foreign currency rate variations, our total operating expenses increased during the second quarter and first half of fiscal 2018 relative to the corresponding prior year periods primarily due to higher cloud SaaS and cloud PaaS and IaaS expenses resulting primarily from increased headcount and infrastructure expenses to support the increases in our cloud SaaS and cloud PaaS and IaaS revenues; higher sales and marketing expenses; increased stock-based compensation expenses; increased restructuring expenses; and higher intangible asset amortization due to additional amortization from intangible assets that we acquired in connection with our acquisition of NetSuite and other recently acquired companies. These constant currency expense increases in the fiscal 2018 periods presented were partially offset by certain reduced operating expenses during the fiscal 2018 periods relative to the corresponding prior year periods, primarily lower hardware products costs and lower hardware employee related expenses, which aligned to lower hardware revenues.

In constant currency, our total operating margin and operating margin as a percentage of revenues decreased during the second quarter of fiscal 2018 as our total expenses, primarily cloud-based expenses, restructuring expenses and amortization of intangibles, grew at a faster rate than our total revenues in the second quarter of fiscal 2018 relative to the prior year period. In constant currency, our total operating margin increased during the first half of fiscal 2018 due to the increase in our total revenues; and operating margin as a percentage of total revenues decreased during the first half of fiscal 2018 as our total expenses grew at a faster rate than our total revenues.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments and expenses related to acquisitions, as well as certain other expense and income items that (increased) or reduced our GAAP net income:

	Three Months Ended November 30,		Six Months Ended November 30,
(in millions)	2017	2016	2017	2016
Cloud and on-premise software deferred revenues(1)	$9	$35	$34	$53
Acquired deferred sales commissions amortization(2)	(5)	(9)	(16)	(9)
Amortization of intangible assets(3)	400	302	811	613
Acquisition related and other(4)(6)	17	40	28	54
Restructuring(5)	292	86	416	185
Stock-based compensation, operating segments(6)	135	93	259	181
Stock-based compensation, R&D and G&A(6)	283	223	562	454
Income tax effects(7)	(374)	(228)	(885)	(486)

	$757	$542	$1,209	$1,045

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of November 30, 2017, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2018	$781
Fiscal 2019	1,411
Fiscal 2020	1,210
Fiscal 2021	1,023
Fiscal 2022	918
Fiscal 2023	567
Thereafter	884

Total intangible assets, net	$6,794

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first half of fiscal 2018 and 2017 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in the discussion below under “Restructuring Expenses”, Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016
Cloud SaaS	$11	$6	$20	$11
Cloud PaaS and IaaS	2	1	4	2
Software license updates and product support	7	6	14	12
Hardware	3	3	6	6
Services	14	9	28	17
Sales and marketing	98	68	187	133

Stock-based compensation, operating segments	135	93	259	181

Research and development	237	188	472	382
General and administrative	46	35	90	72
Acquisition related and other	—	11	1	11

Total stock-based compensation	$418	$327	$822	$646

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated generally upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

The income tax effects presented were calculated as if the above described charges were not included in our results of operations for each of the respective periods presented. Income tax effects for the second quarter and first half of fiscal 2018 were calculated based on the applicable jurisdictional tax rates applied to the items within the table above and resulted in effective tax rates of 25.2% and 25.1%, respectively, instead of 22.1% and 18.5%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects on stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets. Income tax effects for the second quarter and first half of fiscal 2017 were calculated reflecting effective tax rates of 25.5% and 25.5%, respectively, instead of 24.3% and 23.6%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets and the net tax effects of stock-based compensation.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Cloud and On-Premise Software Revenues:
Americas(1)	$4,418	9%	9%	$4,035	$8,695	10%	9%	$7,930
EMEA(1)	2,259	12%	7%	2,008	4,279	9%	5%	3,911
Asia Pacific(1)	1,157	-1%	-1%	1,169	2,269	4%	4%	2,180

Total revenues(1)	7,834	9%	7%	7,212	15,243	9%	7%	14,021
Expenses:
Cloud SaaS, PaaS and IaaS(2)	615	34%	33%	457	1,195	39%	38%	859
Software license updates and product support(2)	240	7%	6%	225	480	0%	-1%	481
Sales and marketing(2)	1,776	8%	6%	1,633	3,460	7%	5%	3,229

Total expenses(2)	2,631	13%	11%	2,315	5,135	12%	11%	4,569

Total Margin	$5,203	6%	5%	$4,897	$10,108	7%	6%	$9,452

Total Margin %	66%			68%	66%			67%
% Revenues by Geography:
Americas	56%			56%	57%			56%
EMEA	29%			28%	28%			28%
Asia Pacific	15%			16%	15%			16%
Revenues by Offerings:
Cloud software as a service(1)	$1,130	49%	47%	$759	$2,219	55%	54%	$1,434
Cloud platform as a service and infrastructure as a service(1)	398	22%	20%	328	801	25%	24%	639
New software licenses	1,353	0%	-2%	1,347	2,319	-2%	-4%	2,377
Software license updates and product support(1)	4,953	4%	2%	4,778	9,904	3%	2%	9,571

Total cloud and on-premise software revenues(1)	$7,834	9%	7%	$7,212	$15,243	9%	7%	$14,021

% Revenues by Offerings:
Cloud software as a service(1)	14%			11%	15%			10%
Cloud platform as a service and infrastructure as a service(1)	5%			5%	5%			5%
New software licenses	17%			18%	15%			17%
Software license updates and product support(1)	64%			66%	65%			68%

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

Excluding the effects of currency rate fluctuations, total revenues from our cloud and on-premise software business increased in the second quarter and first half of fiscal 2018 relative to the corresponding prior year periods due to growth in our cloud SaaS and cloud PaaS and IaaS revenues, growth in our software license updates and product support revenues and revenue contributions from our recent acquisitions, including our acquisition of NetSuite. The increases in our cloud SaaS and cloud PaaS and IaaS revenues during the fiscal 2018 periods presented were primarily due to the continued strategic emphasis we placed on selling, marketing and growing our cloud offerings and we expect these revenue trends will continue. The increases in software license updates and product support revenues during the fiscal 2018 periods presented were a result of substantially all customers electing to purchase software support contracts in conjunction with their purchase of new software licenses, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. During the second quarter of fiscal 2018, constant currency revenues grew in the Americas and EMEA regions and were partially offset by modest revenue declines in the Asia Pacific region for this segment. During the first half of fiscal 2018, the Americas region contributed 72%, the EMEA region contributed 19% and the Asia Pacific region contributed 9% of constant currency revenues growth for this segment.

In constant currency, total cloud and on-premise software expenses increased in the fiscal 2018 periods presented relative to the corresponding prior year periods primarily due to higher cloud SaaS, PaaS and IaaS expenses resulting primarily from increased headcount and technology infrastructure expenses that were incurred to support the related cloud SaaS and cloud PaaS and IaaS revenues increases; and higher sales and marketing expenses resulting from increased headcount.

Excluding the effects of currency rate fluctuations, our cloud and on-premise software segment’s total margin increased during the fiscal 2018 periods presented relative to the corresponding prior year periods due to the increases in revenues during the fiscal 2018 periods. Total margin as a percentage of revenues for this segment decreased during the fiscal 2018 periods presented relative the corresponding prior year periods as total fiscal 2018 expenses grew at a faster rate than total fiscal 2018 revenues.

Hardware Business

Our hardware business revenues are generated from the sales of our Oracle Engineered Systems, computer server, storage, and industry-specific hardware products for on-premise IT environments that are generally recognized as revenues upon delivery to the customer provided all other revenue recognition criteria are met. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Three Months Ended November 30,				Six Months Ended November 30,
	2017	Percent Change		2016	2017	Percent Change		2016
(Dollars in millions)		Actual	Constant			Actual	Constant
Hardware Revenues:
Americas	$482	-5%	-6%	$510	$968	-7%	-7%	$1,036
EMEA	272	-8%	-12%	295	543	-5%	-8%	569
Asia Pacific	186	-11%	-12%	209	373	-8%	-8%	405

Total revenues	940	-7%	-9%	1,014	1,884	-6%	-8%	2,010
Expenses:
Hardware products and support(1)	344	-9%	-11%	378	709	-7%	-8%	759
Sales and marketing(1)	154	-23%	-25%	202	325	-19%	-21%	404

Total expenses(1)	498	-14%	-16%	580	1,034	-11%	-13%	1,163

Total Margin	$442	2%	0%	$434	$850	0%	-1%	$847

Total Margin %	47%			43%	45%			42%
% Revenues by Geography:
Americas	51%			50%	51%			52%
EMEA	29%			29%	29%			28%
Asia Pacific	20%			21%	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the second quarter and first half of fiscal 2018, relative to the second quarter and first half of fiscal 2017, due to our continued emphasis on the development, marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of many of our on-premise hardware product lines and also impacted the volume of customers that purchased hardware support contracts during the fiscal 2018 periods.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2018 periods presented, relative to the fiscal 2017 periods presented, due primarily to lower hardware products costs and lower employee related expenses, which aligned to lower hardware revenues.

In constant currency, total margin for our hardware segment was flat during the second quarter of fiscal 2018 and decreased slightly during the first half of fiscal 2018 due to revenue declines in the fiscal 2018 periods, which were generally offset by expense declines in the fiscal 2018 periods, in each case relative to the corresponding prior year periods. In constant currency, total margin as a percentage of revenues increased for this segment during the fiscal 2018 periods presented relative to the corresponding prior year periods primarily due to lower fiscal 2018 expenses for this segment.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Services Revenues:
Americas	$415	-3%	-3%	$426	$850	1%	1%	$839
EMEA	270	6%	1%	254	519	6%	2%	491
Asia Pacific	171	5%	5%	164	347	8%	8%	322

Total revenues	856	1%	0%	844	1,716	4%	2%	1,652
Total Expenses(1)	683	2%	0%	667	1,348	1%	-1%	1,333

Total Margin	$173	-2%	-3%	$177	$368	15%	15%	$319

Total Margin %	20%			21%	21%			19%
% Revenues by Geography:
Americas	48%			50%	50%			50%
EMEA	32%			30%	30%			30%
Asia Pacific	20%			20%	20%			20%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Fiscal Second Quarter 2018 Compared to Fiscal Second Quarter 2017:    Excluding the effects of currency rate fluctuations, our total services revenues and expenses were flat in the second quarter of fiscal 2018. Constant currency increases in our consulting revenues and expenses during the second quarter of fiscal 2018, which were primarily attributable to our recent acquisitions, were offset by declines in other services’ revenues and expenses. In constant currency, revenues growth in the EMEA and Asia Pacific regions was offset by a decrease in revenues in the Americas region during the second quarter of fiscal 2018.

In constant currency, total margin and margin as a percentage of total services revenues decreased modestly.

First Half Fiscal 2018 Compared to First Half Fiscal 2017:    Excluding the effects of currency rate fluctuations, our total services revenues increased in the first half of fiscal 2018 primarily due to constant currency increases in our consulting revenues, which were primarily attributable to our recent acquisitions. The

Americas region contributed 13%, the EMEA region contributed 24%, and the Asia Pacific region contributed 63% of the constant currency services revenues growth during the first half of fiscal 2018.

In constant currency, total services expenses decreased and total margin and total margin as a percentage of revenues increased during the first half of fiscal 2018 primarily due to a $30 million charge recorded during the first half of fiscal 2017, which increased our expenses in this period.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Research and development(1)	$1,238	-6%	-7%	$1,322	$2,577	-3%	-4%	$2,648
Stock-based compensation	237	27%	27%	188	472	23%	23%	382

Total expenses	$1,475	-2%	-3%	$1,510	$3,049	1%	0%	$3,030

% of Total Revenues	15%			17%	16%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses decreased during the second quarter of fiscal 2018 and were flat in the first half of fiscal 2018, each relative to the corresponding prior year periods, primarily due to lower fiscal 2018 employee related expenses related to lower headcount resulting from the restructuring of certain of our research and development operations. These fiscal 2018 cost savings were partially offset by investments in the development of our cloud-based offerings and by higher stock-based compensation during the fiscal 2018 periods relative to the corresponding prior year periods.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
General and administrative(1)	$275	3%	2%	$268	$552	1%	0%	$546
Stock-based compensation	46	34%	34%	35	90	25%	25%	72

Total expenses	$321	6%	5%	$303	$642	4%	3%	$618

% of Total Revenues	3%			3%	3%			4%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2018 periods presented relative to the corresponding prior year periods due primarily to increased employee related expenses associated with higher headcount and higher stock-based compensation expenses, partially offset by lower professional services expenses that were primarily legal related.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Developed technology	$188	31%	31%	$144	$378	35%	35%	$280
SaaS, PaaS and IaaS agreements and related relationships	150	76%	76%	85	301	103%	103%	148
Software support agreements and related relationships	31	0%	0%	31	62	-2%	-2%	63
Other	31	-26%	-26%	42	70	-43%	-43%	122

Total amortization of intangible assets	$400	33%	33%	$302	$811	32%	32%	$613

Amortization of intangible assets increased during the fiscal 2018 periods presented relative to the corresponding prior year periods due to additional amortization from intangible assets that we acquired in connection with our recent acquisitions, primarily our acquisition of NetSuite.

Acquisition Related and Other Expenses:    Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, and certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net. Stock-based compensation expenses included in acquisition related and other expenses resulted from unvested restricted stock-based awards and stock options assumed from acquisitions whereby vesting was accelerated generally upon termination of the employees pursuant to the original terms of those restricted stock-based awards and stock options.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Transitional and other employee related costs	$14	81%	76%	$8	$23	48%	44%	$16
Stock-based compensation	—	-109%	-109%	11	1	-97%	-97%	11
Professional fees and other, net	3	-86%	-86%	22	6	-77%	-77%	27
Business combination adjustments, net	—	-103%	-103%	(1)	(2)	*	*	—

Total acquisition related and other expenses	$17	-58%	-59%	$40	$28	-48%	-48%	$54

*	Not meaningful

On a constant currency basis, acquisition related and other expenses decreased in the fiscal 2018 periods presented, relative to the corresponding prior year periods, primarily due to lower stock-based compensation expenses and lower professional fees.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Restructuring expenses	$292	241%	227%	$86	$416	125%	118%	$185

Restructuring expenses in the fiscal 2018 and 2017 periods presented primarily related to our 2017 Restructuring Plan. Our management approved, committed to and initiated the 2017 Restructuring Plan in order to restructure and further improve efficiencies in our operations. In the first quarter of fiscal 2018, our management supplemented the 2017 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $1.1 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2017 Restructuring Plan were approximately $212 million as of November 30, 2017 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2018. Our estimated costs are subject to change in future periods.

The majority of the initiatives undertaken by our 2017 Restructuring Plan were effected to implement our continued move toward developing, marketing and selling our cloud-based offerings. These initiatives impacted certain of our sales and marketing and research and development operations. Cost savings that are expected to be realized pursuant to our 2017 Restructuring Plan initiatives are primarily expected to be offset by investments in resources and geographies that best address the development, marketing and sale of our cloud-based offerings as customer preferences pivot to the Oracle Cloud.

Interest Expense:

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Interest expense	$475	5%	5%	$451	$944	9%	9%	$867

Interest expense increased in the fiscal 2018 periods presented relative to the corresponding prior year periods, primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in November 2017 (refer to Recent Financing Activities presented below for additional information), which was partially offset by a reduction in interest expense resulting from the maturity and repayment of $3.5 billion of senior notes during the first half of fiscal 2018.

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

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Interest income	$279	37%	36%	$204	$536	41%	40%	$381
Foreign currency losses, net	(7)	-90%	-92%	(69)	(11)	-87%	-89%	(82)
Noncontrolling interests in income	(28)	-31%	-31%	(41)	(75)	-1%	-1%	(76)
Other income, net	29	445%	442%	5	55	126%	125%	24

Total non-operating income, net	$273	176%	178%	$99	$505	104%	105%	$247

On a constant currency basis, our non-operating income, net increased during the fiscal 2018 periods presented, relative to the fiscal 2017 periods presented, primarily due to higher interest income resulting from higher cash, cash equivalent and short-term investment balances and higher interest rates, and lower foreign currency losses, net.

Provision for Income Taxes:    Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others. Recently, proposals that would make fundamental changes in the domestic and international tax laws of the United States have been passed by both houses of Congress, and there appears to be a significant likelihood that changes along these lines will become law. If so, it is likely that different provisions will affect our tax profile in ways that are both favorable and unfavorable with the net effect to be determined by the specific provisions included in any legislation ultimately adopted.

	Three Months Ended November 30,				Six Months Ended November 30,
		Percent Change				Percent Change
(Dollars in millions)	2017	Actual	Constant	2016	2017	Actual	Constant	2016
Provision for income taxes	$634	-3%	-3%	$653	$1,009	-15%	-16%	$1,194

Effective tax rate	22.1%			24.3%	18.5%			23.6%

Provision for income taxes decreased in the second quarter and first half of fiscal 2018, relative to the corresponding prior year periods, in substantial part due to the favorable impact of excess tax benefits recognized on stock-based compensation expense and, in the first half of fiscal 2018, a favorable change in the jurisdictional mix of earnings. These decreases during the fiscal 2018 periods were partially offset by higher income before provision for income taxes during the fiscal 2018 periods presented.

Liquidity and Capital Resources

(Dollars in millions)	November 30, 2017	Change	May 31, 2017
Working capital	$63,051	25%	$50,337
Cash, cash equivalents and marketable securities	$71,580	8%	$66,078

Working capital:    The increase in working capital as of November 30, 2017 in comparison to May 31, 2017 was primarily due to the issuance of $10.0 billion of long-term senior notes in November 2017 (refer to Recent Financing Activities Below for additional information), the favorable impacts to our net current assets resulting from our net income during the first half of fiscal 2018 and proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first half of fiscal 2018. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at November 30, 2017 in comparison to May 31, 2017 was primarily due to the issuance of $10.0 billion of senior notes (refer to Recent Financing Activities Below for additional information), cash inflows generated by our operations and cash inflows from stock option exercises during the first half of fiscal 2018. These cash inflows were partially offset by certain cash outflows, primarily the repayment of $7.3 billion of borrowings, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures. Cash, cash equivalents and marketable securities included $58.5 billion held by our foreign subsidiaries as of November 30, 2017, a significant portion of which was generated from the earnings of these foreign subsidiaries that we consider as indefinitely reinvested in our foreign operations outside the United States. These undistributed earnings that are considered as indefinitely reinvested overseas would be subject to U.S. income tax if repatriated to the United States and current tax proposals that are being contemplated by Congress could require some or all of these earnings to be repatriated. The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies during the first half of fiscal 2018, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of November 30, 2017 relative to what we would have reported using constant currency rates from the May 31, 2017 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 36 days at November 30, 2017 compared with 44 days at May 31, 2017. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud and on-premise software obligations to fair value.

	Six Months Ended November 30,
(Dollars in millions)	2017	Change	2016
Net cash provided by operating activities	$7,416	7%	$6,961
Net cash used for investing activities	$(7,528)	-50%	$(14,920)
Net cash (used for) provided by financing activities	$(503)	107%	$6,739

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

Net cash provided by operating activities increased during the first half of fiscal 2018 due primarily to higher net income partially offset by certain unfavorable working capital movements during the first half of fiscal 2018 relative to the corresponding prior year period.

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable debt securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first half of fiscal 2018 relative to the first half of fiscal 2017 due primarily to a decrease in cash used for acquisitions, net of cash acquired.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first half of fiscal 2018 was $503 million in comparison to net cash provided by financing activities of $6.7 billion in the first half of fiscal 2017. The decrease in financing activities cash flows during the first half of fiscal 2018 relative to the first half of fiscal 2017 was primarily due to debt related cash flows for which we had $2.6 billion of cash inflows from borrowings, net of repayments, in the first half of fiscal 2018 in comparison to $10.2 billion of cash inflows form borrowings, net of repayments, in the first half of fiscal 2017.

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

	Trailing 4-Quarters Ended November 30,
(Dollars in millions)	2017	Change	2016
Net cash provided by operating activities	$14,581	2%	$14,249
Capital expenditures	(2,037)	27%	(1,604)

Free cash flow	$12,544	-1%	$12,645

Net income	$9,914		$8,820

Free cash flow as percent of net income	127%		143%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $442 million and $268 million, respectively, or approximately 19% and 11%, respectively, of our new software licenses revenues in the first half of fiscal 2018 and 2017.

Recent Financing Activities:

Common Stock Repurchases: Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 14, 2017, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of November 30, 2017, approximately $2.8 billion remained available for stock repurchases pursuant to our stock repurchase program prior to the December 2017 program expansion. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Senior Notes: In November 2017, we issued $10.0 billion of senior notes comprised of the following:

•	$1.25 billion of 2.625% senior notes due February 2023;

•	$2.00 billion of 2.95% senior notes due November 2024;

•	$2.75 billion of 3.25% senior notes due November 2027;

•	$1.75 billion of 3.80% senior notes due November 2037; and

•	$2.25 billion of 4.00% senior notes due November 2047.

We issued the senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of indebtedness and future acquisitions. Additionally, during the first half of fiscal 2018, we repaid $3.5 billion of senior notes pursuant to their terms. Additional details regarding the senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Contractual Obligations:    During the first half of fiscal 2018, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2017.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2014 has been a weighted-average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at November 30, 2017, which generally have a ten-year exercise period, 17.3% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we have recently reduced the level of our stock repurchases and we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At November 30, 2017, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 10.5%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first half of fiscal 2018. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 for a more complete discussion of the market risks we encounter.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 14, 2017, we announced that our Board of Directors approved an expansion of our stock repurchase program by an additional $12.0 billion. As of November 30, 2017, approximately $2.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended November 30, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2017—September 30, 2017	9.1	$48.73	9.1	$4,407.7
October 1, 2017—October 31, 2017	16.2	$49.24	16.2	$3,610.0
November 1, 2017—November 30, 2017	15.4	$49.42	15.4	$2,848.4

Total	40.7	$49.20	40.7

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

4.14	Form of 2.625% Notes due 2023, 2.950% Notes due 2024, 3.250% Notes due 2027, 3.800% Notes due 2037 and 4.000% Notes due 2047, together with Officers’ Certificate issued November 9, 2017 setting forth the terms of the Notes	8-K	001-35992	4.1	11/9/17	Oracle Corporation

10.04*	Oracle Corporation Amended and Restated 2000 Long-Term Equity Incentive Plan, as approved on November 15, 2017	8-K	001-35992	10.04	11/17/17	Oracle Corporation

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of November 30, 2017 and May 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended November 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2017 and 2016 and (v) Notes to Condensed Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement.

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: December 18, 2017	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: December 18, 2017	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer