Form 10-Q
period 2018-02-28
ORACLE CORP
filed 2018-03-21
CIK 1341439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

The number of shares of registrant’s common stock outstanding as of March 15, 2018 was: 4,082,313,000.

ORACLE CORPORATION

FORM 10-Q QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “Oracle,” “we,” “us” and “our” refer to Oracle Corporation and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or otherwise contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	our expectations regarding the impacts of the U.S. 2017 Tax Cuts and Jobs Act on our tax position and ability to access and use cash and other balances held by certain of our foreign subsidiaries;

•	our expectation that we will continue to acquire companies, products, services and technologies to further our corporate strategy;

•

our belief that our acquisitions enhance the products and services that we can offer to customers, expand our customer base, provide greater scale to accelerate innovation, grow our revenues and earnings, and increase stockholder value;

•

our expectation that, on a constant currency basis, our total cloud and on-premise software revenues generally will continue to increase due to expected growth from our cloud software as a service (SaaS) and cloud platform as a service (PaaS) and infrastructure as a service (IaaS) offerings, continued demand for our software products and related support offerings, and contributions from acquisitions;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “strives,” “estimates,” “will,” “should,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the SEC), including our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2018, which runs from June 1, 2017 to May 31, 2018.

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

ORACLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2018 and May 31, 2017

(Unaudited)

(in millions, except per share data)	February 28, 2018	May 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,487	$21,784
Marketable securities	50,968	44,294
Trade receivables, net of allowances for doubtful accounts of $365 and $319 as of February 28, 2018 and May 31, 2017, respectively	3,902	5,300
Inventories	496	300
Prepaid expenses and other current assets	2,879	2,837

Total current assets	77,732	74,515

Non-current assets:
Property, plant and equipment, net	5,904	5,315
Intangible assets, net	6,400	7,679
Goodwill, net	42,965	43,045
Deferred tax assets	1,815	1,143
Other non-current assets	3,385	3,294

Total non-current assets	60,469	60,476

Total assets	$138,201	$134,991

LIABILITIES AND EQUITY
Current liabilities:
Notes payable and other borrowings, current	$4,491	$9,797
Accounts payable	603	599
Accrued compensation and related benefits	1,498	1,966
Deferred revenues	8,003	8,233
Other current liabilities	3,373	3,583

Total current liabilities	17,968	24,178

Non-current liabilities:
Notes payable and other borrowings, non-current	56,224	48,112
Income taxes payable	13,296	5,681
Other non-current liabilities	2,441	2,774

Total non-current liabilities	71,961	56,567

Commitments and contingencies
Oracle Corporation stockholders’ equity:
Preferred stock, $0.01 par value—authorized: 1.0 shares; outstanding: none	—	—
Common stock, $0.01 par value and additional paid in capital—authorized: 11,000 shares; outstanding: 4,093 shares and 4,137 shares as of February 28, 2018 and May 31, 2017, respectively	29,048	27,065
Retained earnings	20,037	27,598
Accumulated other comprehensive loss	(1,296)	(803)

Total Oracle Corporation stockholders’ equity	47,789	53,860
Noncontrolling interests	483	386

Total equity	48,272	54,246

Total liabilities and equity	$138,201	$134,991

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended February 28, 2018 and 2017

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2018	2017	2018	2017
Revenues:
Cloud software as a service	$1,151	$865	$3,340	$2,247
Cloud platform as a service and infrastructure as a service	415	324	1,212	964

Total cloud revenues	1,566	1,189	4,552	3,211

New software licenses	1,388	1,414	3,706	3,792
Software license updates and product support	5,027	4,762	14,932	14,331

Total on-premise software revenues	6,415	6,176	18,638	18,123

Total cloud and on-premise software revenues	7,981	7,365	23,190	21,334

Hardware revenues	994	1,028	2,878	3,037
Services revenues	796	812	2,511	2,464

Total revenues	9,771	9,205	28,579	26,835

Operating expenses:
Cloud software as a service(1)	398	330	1,168	930
Cloud platform as a service and infrastructure as a service(1)	275	175	743	463
Software license updates and product support(1)	223	270	738	786
Hardware(1)	394	437	1,119	1,214
Services(1)	712	680	2,134	2,073
Sales and marketing(1)	2,033	2,004	6,106	5,883
Research and development	1,498	1,521	4,547	4,551
General and administrative	340	241	982	859
Amortization of intangible assets	394	397	1,205	1,010
Acquisition related and other	3	30	32	84
Restructuring	91	161	506	346

Total operating expenses	6,361	6,246	19,280	18,199

Operating income	3,410	2,959	9,299	8,636

Interest expense	(533)	(450)	(1,477)	(1,317)
Non-operating income, net	423	189	929	437

Income before provision for income taxes	3,300	2,698	8,751	7,756

Provision for income taxes	7,324	459	8,333	1,653

Net income (loss)	$(4,024)	$2,239	$418	$6,103

Earnings (loss) per share:
Basic	$(0.98)	$0.55	$0.10	$1.49

Diluted	$(0.98)	$0.53	$0.10	$1.45

Weighted average common shares outstanding:
Basic	4,122	4,107	4,146	4,110

Diluted	4,122	4,204	4,268	4,207

Dividends declared per common share	$0.19	$0.15	$0.57	$0.45

(1)	Exclusive of amortization of intangible assets, which is shown separately.

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended February 28, 2018 and 2017

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017
Net income (loss)	$(4,024)	$2,239	$418	$6,103
Other comprehensive income (loss), net of tax:
Net foreign currency translation gains (losses)	31	32	29	(39)
Net unrealized gains on defined benefit plans	8	9	26	16
Net unrealized gains (losses) on marketable securities	(439)	96	(567)	(117)
Net unrealized gains on cash flow hedges	6	4	19	25

Total other comprehensive income (loss), net	(394)	141	(493)	(115)

Comprehensive income (loss)	$(4,418)	$2,380	$(75)	$5,988

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended February 28, 2018 and 2017

(Unaudited)

	Nine Months Ended February 28,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$418	$6,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	878	722
Amortization of intangible assets	1,205	1,010
Deferred income taxes	(613)	111
Stock-based compensation	1,211	1,017
Other, net	(63)	96
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in trade receivables, net	1,484	1,673
Increase in inventories	(195)	(178)
Decrease in prepaid expenses and other assets	76	308
Decrease in accounts payable and other liabilities	(606)	(862)
Increase (decrease) in income taxes payable	7,444	(10)
Decrease in deferred revenues	(513)	(330)

Net cash provided by operating activities	10,726	9,660

Cash flows from investing activities:
Purchases of marketable securities and other investments	(24,496)	(15,571)
Proceeds from maturities and sales of marketable securities and other investments	17,069	11,825
Acquisitions, net of cash acquired	—	(10,406)
Capital expenditures	(1,358)	(1,496)

Net cash used for investing activities	(8,785)	(15,648)

Cash flows from financing activities:
Payments for repurchases of common stock	(6,421)	(3,067)
Proceeds from issuances of common stock	2,116	1,309
Shares repurchased for tax withholdings upon vesting of restricted stock-based awards	(467)	(237)
Payments of dividends to stockholders	(2,362)	(1,844)
Proceeds from borrowings, net of issuance costs	9,945	13,932
Repayments of borrowings	(7,300)	(4,094)
Distributions to noncontrolling interests	(34)	(200)

Net cash (used for) provided by financing activities	(4,523)	5,799

Effect of exchange rate changes on cash and cash equivalents	285	(215)

Net decrease in cash and cash equivalents	(2,297)	(404)
Cash and cash equivalents at beginning of period	21,784	20,152

Cash and cash equivalents at end of period	$19,487	$19,748

Non-cash investing and financing transactions:
Fair values of restricted stock-based awards and stock options assumed in connection with acquisitions	$—	$90
Change in unsettled repurchases of common stock	$80	$(69)
Change in unsettled investment purchases	$(299)	$5

See notes to condensed consolidated financial statements.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

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

We believe that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending May 31, 2018. Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income (loss).

During the first nine months of fiscal 2018, we adopted Accounting Standards Update (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which did not have a material impact to our reported financial position or results of operations. There have been no significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Impacts of the U.S. 2017 Tax Cuts and Jobs Act

The comparability of our operating results in the third quarter and first nine months of fiscal 2018 compared to the corresponding prior year periods, and of our consolidated balance sheets as of February 28, 2018 relative to May 31, 2017, was impacted by the U.S. 2017 Tax Cuts and Jobs Act (the Act), which was signed into law on December 22, 2017. Effective January 1, 2018, the Act reduces the U.S. federal corporate tax rate from 35% to 21%; creates a quasi-territorial tax system that a) generally allows, among other provisions, companies to repatriate certain foreign source earnings without incurring additional U.S. income tax for such earnings generated after December 31, 2017 and b) generally requires companies to pay a one-time transition tax on certain foreign subsidiary earnings generated prior to December 31, 2017 that, in substantial part, were previously tax deferred; creates new taxes on certain foreign sourced earnings; limits deductibility of certain future compensation arrangements to certain highly compensated employees; and provides tax incentives for the exportation of U.S. products to foreign jurisdictions and for the purchase of qualifying capital equipment, among other provisions.

Because we have a May 31 fiscal year end, our fiscal 2018 blended U.S. federal statutory tax rate will be approximately 29%.

During the third quarter and first nine months of fiscal 2018, our provision for income taxes increased and affected our net income (loss), primarily as a result of the following items related to the enactment of the Act:

•

a $7.6 billion expense related to the application of the one-time transition tax to certain foreign subsidiary earnings that were generated prior to December 31, 2017, which expense was substantially recorded to non-current income taxes payable in our consolidated balance sheet and which corresponds to the amount we currently expect to periodically settle over an eight year period as provided by the Act;

partially offset by:

•	a $744 million benefit related to the remeasurement of our net deferred tax liabilities based on the rates at which they are expected to reverse in the future; and

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

•	the net favorable impacts of the Act on our tax profile and effective tax rate beginning on January 1, 2018, which we generally expect will continue into future periods.

The net expense related to the enactment of the Act has been accounted for during the third quarter and first nine months of fiscal 2018 based on provisional estimates pursuant to the SEC Staff Accounting Bulletin No. 118. Subsequent adjustments, if any, will be accounted for in the period such adjustments are identified. The provisional estimates incorporate, among other factors, assumptions made based on interpretations of the Act and existing tax laws, and a range of historical and forecasted financial and tax-specific facts and information, including, without limitation, the amount of cash and other specified assets anticipated to be held by the Company’s foreign subsidiaries on relevant dates and estimates of deferred tax balances during interim periods pending finalization of those balances.

Cash, Cash Equivalents and Restricted Cash

Restricted cash that was included within cash and cash equivalents as presented within our condensed consolidated balance sheets as of February 28, 2018 and May 31, 2017 and our condensed consolidated statements of cash flows for the nine months ended February 28, 2018 and 2017 was nominal.

Acquisition Related and Other Expenses

Acquisition related and other expenses consist of personnel related costs and stock-based compensation for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017
Transitional and other employee related costs	$9	$15	$32	$31
Stock-based compensation	—	22	1	33
Professional fees and other, net	(8)	(2)	(1)	26
Business combination adjustments, net	2	(5)	—	(6)

Total acquisition related and other expenses	$3	$30	$32	$84

Non-Operating Income, net

Non-operating income, net consists primarily of interest income, net foreign currency exchange losses, the noncontrolling interests in the net profits of our majority-owned subsidiaries (primarily Oracle Financial Services Software Limited and Oracle Japan) and net other income, including net realized gains and losses related to all of our investments and net unrealized gains and losses related to the small portion of our investment portfolio that we classify as trading.

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017
Interest income	$313	$197	$849	$578
Foreign currency losses, net	(35)	(20)	(46)	(102)
Noncontrolling interests in income	(37)	(20)	(111)	(95)
Other income, net	182	32	237	56

Total non-operating income, net	$423	$189	$929	$437

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

Sales of Financing Receivables

We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. Financing receivables sold to financial institutions were $360 million and $1.3 billion for the three and nine months ended February 28, 2018, respectively, and $296 million and $1.3 billion for the three and nine months ended February 28, 2017, respectively.

Recent Accounting Pronouncements

Comprehensive Income:    In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. ASU 2018-02 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-02 on our consolidated financial statements.

Derivatives and Hedging:    In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-12 on our consolidated financial statements.

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

February 28, 2018

(Unaudited)

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

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016, May 2017, September 2017 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-10, ASU 2017-13 and ASU 2017-14, respectively (collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. Topic 606 is effective for us as of our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is significantly different than our current capitalization policy. The adoption of Topic 606 will result in additional types of costs that will be capitalized. Additionally, it is possible that amounts capitalized will be amortized over a period longer than our current policy. We plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impact to our revenues and costs related to our pending adoption of Topic 606 and our preliminary assessments are subject to change.

2.	ACQUISITIONS

Fiscal 2018 Proposed Acquisitions

During the first nine months of fiscal 2018, we entered into certain non-material agreements to acquire certain companies and expect these proposed acquisitions to close during the fourth quarter of fiscal 2018.

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

February 28, 2018

(Unaudited)

LLC investment entity whose interests are beneficially owned by a trust controlled by Mr. Ellison), which owned approximately 40% of the issued and outstanding NetSuite Shares immediately prior to the conclusion of the merger.

The total purchase price for NetSuite was approximately $9.1 billion, which consisted of approximately $9.0 billion in cash and $78 million for the fair values of restricted stock-based awards and stock options assumed. In allocating the purchase price based on estimated fair values, we recorded approximately $6.7 billion of goodwill, $3.2 billion of identifiable intangible assets and $763 million of net tangible liabilities. Goodwill generated from our acquisition of NetSuite was primarily attributable to synergies expected to arise after the acquisition. See Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 for additional information regarding our acquisition of NetSuite.

Other Fiscal 2017 Acquisitions

During fiscal 2017, we acquired certain companies and purchased certain technology and development assets primarily to expand our cloud-based offerings. These acquisitions were not significant individually or in the aggregate. We have included the financial results of the acquired companies in our condensed consolidated financial statements from their respective acquisition dates, and the results from each of these companies were not individually material to our condensed consolidated financial statements. The total of the purchase prices, certain of which were preliminary, for these acquisitions was approximately $3.0 billion, which consisted of approximately $3.0 billion in cash and $13 million for the fair values of restricted stock-based awards and stock options assumed. As of February 28, 2018, we recorded $243 million of net tangible assets and $948 million of identifiable intangible assets, based on their estimated fair values, and $1.8 billion of residual goodwill related to our fiscal 2017 acquisitions. Certain amounts included in these totals were preliminary and subject to change during the respective measurement periods (up to one year from the respective acquisition dates) as we obtain additional information for the preliminary fair value estimates of the assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes and residual goodwill.

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

The unaudited pro forma financial information for the three and nine months ended February 28, 2018 presented the historical results of Oracle for the three and nine months ended February 28, 2018 as we did not complete any material acquisitions during the first nine months of fiscal 2018.

The unaudited pro forma financial information for the three and nine months ended February 28, 2017 combined the historical results of Oracle for the three and nine months ended February 28, 2017, the historical results of NetSuite for the three and nine months ended September 30, 2016 (adjusted due to differences in reporting periods and considering the date we acquired NetSuite) and the historical results of certain other companies that

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

we acquired since the beginning of fiscal 2017 based upon their respective previous reporting periods and the dates these companies were acquired by us, and the effects of the pro forma adjustments listed above. The unaudited pro forma financial information was as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2018	2017	2018	2017
Total revenues	$9,771	$9,241	$28,579	$27,366
Net income (loss)	$(4,024)	$2,220	$418	$5,772
Basic earnings (loss) per share	$(0.98)	$0.54	$0.10	$1.40
Diluted earnings (loss) per share	$(0.98)	$0.53	$0.10	$1.37

3.	FAIR VALUE MEASUREMENTS

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

February 28, 2018

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, consisted of the following (Level 1 and Level 2 inputs are defined above):

	February 28, 2018			May 31, 2017
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Corporate debt securities and other	$755	$47,268	$48,023	$580	$41,038	$41,618
Commercial paper debt securities	—	4,487	4,487	—	5,053	5,053
Money market funds	5,775	—	5,775	3,302	—	3,302
Derivative financial instruments	—	—	—	—	40	40

Total assets	$6,530	$51,755	$58,285	$3,882	$46,131	$50,013

Liabilities:
Derivative financial instruments	$—	$84	$84	$—	$191	$191

Our marketable securities investments consist of Tier 1 commercial paper debt securities, corporate debt securities and certain other securities. As of February 28, 2018 and May 31, 2017, approximately 28% and 32%, respectively, of our marketable securities investments mature within one year and 72% and 68%, respectively, mature within one to six years. Our valuation techniques used to measure the fair values of our marketable securities that were classified as Level 1 in the table above were derived from quoted market prices and active markets for these instruments that exist. Our valuation techniques used to measure the fair values of Level 2 instruments listed in the table above, the counterparties to which have high credit ratings, were derived from the following: non-binding market consensus prices that were corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data including LIBOR-based yield curves, among others.

Based on the trading prices of the $60.9 billion and $54.0 billion of senior notes and the related fair value hedges that were outstanding as of February 28, 2018 and May 31, 2017, respectively, the estimated fair values of the senior notes and the related fair value hedges using Level 2 inputs at February 28, 2018 and May 31, 2017 were $62.0 billion and $56.5 billion, respectively.

4.	INVENTORIES

Inventories consisted of the following:

(in millions)	February 28, 2018	May 31, 2017
Raw materials	$328	$186
Work-in-process	36	42
Finished goods	132	72

Total inventories	$496	$300

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in intangible assets for fiscal 2018 and the net book value of intangible assets as of February 28, 2018 and May 31, 2017 were as follows:

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
(Dollars in millions)	May 31, 2017	Additions & Adjustments, net	February 28, 2018	May 31, 2017	Expense	February 28, 2018	May 31, 2017	February 28, 2018
Developed technology	$5,397	$(214)	$5,183	$(2,295)	$(562)	$(2,857)	$3,102	$2,326
SaaS, PaaS and IaaS agreements and related relationships	4,105	122	4,227	(1,089)	(450)	(1,539)	3,016	2,688
Software support agreements and related relationships	1,565	—	1,565	(559)	(93)	(652)	1,006	913
Other	1,998	18	2,016	(1,443)	(100)	(1,543)	555	473

Total intangible assets, net	$13,065	$(74)	$12,991	$(5,386)	$(1,205)	$(6,591)	$7,679	$6,400

Total amortization expense related to our intangible assets was $394 million and $1.2 billion for the three and nine months ended February 28, 2018, respectively, and $397 million and $1.0 billion for the three and nine months ended February 28, 2017, respectively. As of February 28, 2018, estimated future amortization expenses related to intangible assets were as follows (in millions):

Remainder of fiscal 2018	$387
Fiscal 2019	1,411
Fiscal 2020	1,210
Fiscal 2021	1,023
Fiscal 2022	918
Fiscal 2023	567
Thereafter	884

Total intangible assets, net	$6,400

The changes in the carrying amounts of goodwill, net, which is generally not deductible for tax purposes, for our operating segments for the nine months ended February 28, 2018 were as follows:

(in millions)	Cloud and On-Premise Software	Hardware	Services	Total Goodwill, net
Balances as of May 31, 2017	$38,791	$2,367	$1,887	$43,045
Goodwill adjustments, net(1)	(80)	—	—	(80)

Balances as of February 28, 2018	$38,711	$2,367	$1,887	$42,965

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

February 28, 2018

(Unaudited)

6.	NOTES PAYABLE AND OTHER BORROWINGS

Senior Notes

In November 2017, we issued $10.0 billion, par value, of fixed-rate senior notes comprised of the following as of February 28, 2018:

		February 28, 2018
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

The senior notes rank pari passu with any other existing and future unsecured and unsubordinated indebtedness of Oracle Corporation. All existing and future indebtedness and liabilities of the subsidiaries of Oracle Corporation are or will be effectively senior to the senior notes. We were in compliance with all debt-related covenants at February 28, 2018.

There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

7.	RESTRUCTURING ACTIVITIES

Fiscal 2017 Oracle Restructuring Plan

During fiscal 2017, our management approved, committed to and initiated plans to restructure and further improve efficiencies in our operations due to our recent acquisitions and certain other operational activities (2017 Restructuring Plan). In the first quarter of fiscal 2018, our management supplemented the 2017 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $1.1 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. We recorded $516 million of restructuring expenses in connection with the 2017 Restructuring Plan in the first nine months of fiscal 2018 and we expect to incur the majority of the estimated remaining $112 million through the end of fiscal 2018. Any changes to the estimates of executing the 2017 Restructuring Plan will be reflected in our future results of operations.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

Summary of All Plans

	Accrued May 31, 2017(2)	Nine Months Ended February 28, 2018				Accrued February 28, 2018(2)	Total Costs Accrued to Date	Total Expected Program Costs
(in millions)		Initial Costs(3)	Adj. to Cost(4)	Cash Payments	Others(5)
Fiscal 2017 Oracle Restructuring Plan(1)
Cloud and on-premise software	$85	$111	$(8)	$(129)	$6	$65	$281	$300
Hardware	31	146	(7)	(89)	4	85	227	241
Services	25	40	(3)	(45)	2	19	95	130
Other	44	230	7	(159)	(4)	118	399	443

Total Fiscal 2017 Oracle Restructuring Plan	$185	$527	$(11)	$(422)	$8	$287	$1,002	$1,114

Total other restructuring plans(6)	$79	$1	$(11)	$(30)	$5	$44

Total restructuring plans	$264	$528	$(22)	$(452)	$13	$331

(1)	Restructuring costs recorded for individual line items primarily related to employee severance costs.

(2)

The balances at February 28, 2018 and May 31, 2017 included $298 million and $242 million, respectively, recorded in other current liabilities, and $33 million and $22 million, respectively, recorded in other non-current liabilities.

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

8.	DEFERRED REVENUES

Deferred revenues consisted of the following:

(in millions)	February 28, 2018	May 31, 2017
Software license updates and product support	$5,562	$5,952
Cloud SaaS, PaaS and IaaS	1,348	1,192
Hardware	590	640
Services	439	382
New software licenses	64	67

Deferred revenues, current	8,003	8,233

Deferred revenues, non-current (in other non-current liabilities)	607	602

Total deferred revenues	$8,610	$8,835

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

Deferred new software licenses revenues typically resulted from customer payments that relate to undelivered products or specified enhancements, customer specific acceptance provisions, time-based license arrangements and software license transactions that cannot be separated from undelivered consulting or other services.

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS, cloud PaaS and IaaS and software license updates and product support obligations, among others, assumed from our acquired companies. We generally have estimated the fair values of these obligations assumed using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume these acquired obligations. These aforementioned fair value adjustments recorded for obligations assumed from our acquisitions reduced the cloud SaaS, cloud PaaS and IaaS, software license updates and product support, and hardware deferred revenues balances that we recorded as liabilities from these acquisitions and also reduced the resulting revenues that we recognized or will recognize over the terms of the acquired obligations during the post-combination periods.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

We held certain derivative and non-derivative instruments that were accounted for pursuant to ASC 815, Derivatives and Hedging (ASC 815) and that were utilized in a consistent manner as of February 28, 2018 and May 31, 2017 and during the three and nine months ended February 28, 2018 and 2017. These instruments include:

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

We also held certain foreign currency contracts that were not designated as hedges pursuant to ASC 815. As of February 28, 2018 and May 31, 2017, the notional amounts of such forward contracts we held to purchase U.S. Dollars in exchange for other major international currencies were $4.5 billion and $3.4 billion, respectively, and the notional amount of forward contracts we held to sell U.S. Dollars in exchange for other major international currencies were $1.6 billion and $1.4 billion, respectively. The fair values of our outstanding foreign currency forward contracts were nominal as of February 28, 2018 and May 31, 2017. The cash flows related to these foreign currency contracts are classified as operating activities. Net gains or losses related to these forward contracts are included in non-operating income, net.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

See Note 11 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017 for additional information regarding the purpose, accounting and classification of our derivative and non-derivative instruments with the exception of the fair value hedge related to our $1.5 billion of senior notes due January 2019, which as of February 28, 2018 is classified within other current liabilities. None of our derivative instruments are used for trading purposes. The effects of derivative and non-derivative instruments designated as hedges on certain of our condensed consolidated financial statements were as follows as of or for each of the respective periods presented below (amounts presented exclude any income tax effects):

Fair Values of Derivative and Non-Derivative Instruments Designated as Hedges in Condensed Consolidated Balance Sheets

		Fair Value as of
(in millions)	Balance Sheet Location	February 28, 2018	May 31, 2017
Interest rate swap agreements designated as fair value hedges	Other current liabilities	$(7)	$—

Interest rate swap agreements designated as fair value hedges	Other non-current (liabilities) assets	$(47)	$40

Cross-currency swap agreements designated as cash flow hedges	Other non-current liabilities	$(30)	$(191)

Foreign currency borrowings designated as net investment hedge	Notes payable, non-current	$(1,079)	$(980)

Effects of Derivative and Non-Derivative Instruments Designated as Hedges on Income and Other Comprehensive Income (OCI) or Loss (OCL)

	Amount of Gain (Loss) Recognized in Accumulated OCI or OCL (Effective Portion)				Location and Amount of Gain (Loss) Reclassified from Accumulated OCI or OCL into Income (Effective Portion)
	Three Months Ended February 28,		Nine Months Ended February 28,			Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017		2018	2017	2018	2017
Cross-currency swap agreements designated as cash flow hedges	$57	$6	$161	$(44)	Non-operating income (expense), net	$51	$2	$142	$(69)

Foreign currency borrowings designated as net investment hedge	$(31)	$(1)	$(85)	$42	Not applicable	$—	$—	$—	$—

	Location and Amount of Gain (Loss) Recognized in Income on Derivative					Location and Amount of Gain (Loss) on Hedged Item Recognized in Income Attributable to Risk Being Hedged
		Three Months Ended February 28,		Nine Months Ended February 28,			Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)		2018	2017	2018	2017		2018	2017	2018	2017
Interest rate swap agreements designated as fair value hedges	Interest expense	$(47)	$(31)	$(94)	$(99)	Interest expense	$47	$31	$94	$99

10.	STOCKHOLDERS’ EQUITY

Common Stock Repurchases

Our Board of Directors has approved a program for us to repurchase shares of our common stock. During the first nine months of fiscal 2018, our Board of Directors approved expansions of our stock repurchase program totaling $24.0 billion. As of February 28, 2018, approximately $22.8 billion remained available for stock repurchases pursuant to our stock repurchase program. We repurchased 131.6 million shares for $6.5 billion during the nine months ended February 28, 2018 (including 2.1 million shares for $105 million that were repurchased but not settled) and 74.6 million shares for $3.0 billion during the nine months ended February 28, 2017 under the stock repurchase program.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

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

Dividends on Common Stock

During the nine months ended February 28, 2018, our Board of Directors declared cash dividends of $0.57 per share of our outstanding common stock, which we paid during the same period.

In March 2018, our Board of Directors declared a quarterly cash dividend of $0.19 per share of our outstanding common stock. The dividend is payable on May 1, 2018 to stockholders of record as of the close of business on April 17, 2018. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Fiscal 2018 Stock-Based Awards Activity, Valuation and Compensation Expense

During the first nine months of fiscal 2018, we issued 41 million restricted stock-based awards and 77 million stock options (consisting of 8 million service-based stock options (SOs) and 69 million performance-based and market-based stock options (PSOs)). Substantially all of the awards were issued as a part of our annual stock-based award process and are subject to service-based vesting restrictions, with the PSOs primarily having performance-based and market-based vesting restrictions. Our fiscal 2018 stock-based awards issuances were partially offset by forfeitures and cancellations of 16 million shares during the first nine months of fiscal 2018.

The RSUs and SOs that were granted during the nine months ended February 28, 2018 have vesting restrictions, valuations and contractual lives of a similar nature to those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

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

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

Stock-based compensation expense is included in the following operating expense line items in our condensed consolidated statements of operations:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017
Cloud SaaS	$11	$6	$31	$17
Cloud PaaS and IaaS	3	1	7	3
Software license updates and product support	7	6	20	18
Hardware	2	3	8	9
Services	13	14	41	31
Sales and marketing	87	96	275	228
Research and development	221	191	693	574
General and administrative	45	32	135	104
Acquisition related and other	—	22	1	33

Total stock-based compensation	$389	$371	$1,211	$1,017

11.	INCOME TAXES

Our effective tax rates for each of the periods presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In the third quarter of fiscal 2018 the Act was signed into law. The more significant provisions of the Act as applicable to us are described in Note 1 above under “Impacts of the U.S. 2017 Tax Cuts and Jobs Act”. Our provision for income taxes for the fiscal 2018 periods presented varied from the 21% U.S. statutory rate imposed by the Act due primarily to the January 1, 2018 effective date of the Act, the impacts of the Act upon adoption, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Prior to the January 1, 2018 effective date of the Act, our provision for income taxes historically differed from the tax computed at the previous U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Our effective tax rates were 222.0% and 95.2% for the three and nine months ended February 28, 2018, respectively, and 17.0% and 21.3% for the three and nine months ended February 28, 2017, respectively.

Our net deferred tax assets were $1.6 billion and $683 million as of February 28, 2018 and May 31, 2017, respectively. We believe that it is more likely than not that the net deferred tax assets will be realized in the foreseeable future. Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

February 28, 2018

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

Our cloud and on-premise software line of business markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud offerings and software offerings. Our Oracle Cloud SaaS and Cloud PaaS and IaaS offerings deliver certain of our applications, platform and infrastructure technologies on a subscription basis via cloud-based deployment models that we host, manage and support. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for on-premise, cloud-based or hybrid IT infrastructures. Our cloud and on-premise software business also licenses our software products, generally on a perpetual basis, including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

(Unaudited)

others, for cloud and other IT environments. Customers that license our software have the option to purchase software license updates and product support contracts, which provide customers with rights to unspecified software product upgrades and maintenance releases, patch releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period.

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

The following table presents summary results for each of our three businesses (fiscal 2017 results have been recast to conform to the current year’s presentation):

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017
Cloud and on-premise software:
Revenues(1)	$7,986	$7,434	$23,229	$21,455
Cloud SaaS, PaaS and IaaS expenses	649	491	1,844	1,349
Software license updates and product support expenses	206	253	686	733
Sales and marketing expenses	1,736	1,680	5,196	4,909

Margin(2)	$5,395	$5,010	$15,503	$14,464

Hardware:
Revenues(1)	$994	$1,028	$2,878	$3,038
Hardware products and support expenses	388	428	1,097	1,189
Sales and marketing expenses	153	195	479	597

Margin(2)	$453	$405	$1,302	$1,252

Services:
Revenues	$796	$812	$2,511	$2,464
Services expenses	676	645	2,023	1,978

Margin(2)	$120	$167	$488	$486

Totals:
Revenues(1)	$9,776	$9,274	$28,618	$26,957
Expenses	3,808	3,692	11,325	10,755

Margin(2)	$5,968	$5,582	$17,293	$16,202

(1)

Cloud and on-premise software and hardware revenues for management reporting included revenues related to cloud, on-premise software and hardware obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 8 for an explanation of these adjustments and the table below for a reconciliation of our total operating segment revenues to our total consolidated revenues as reported in our consolidated statements of operations.

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

February 28, 2018

(Unaudited)

The following table reconciles total operating segment revenues to total revenues as well as total operating segment margin to income before provision for income taxes:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017
Total revenues for operating segments	$9,776	$9,274	$28,618	$26,957
Cloud and on-premise software revenues(1)	(5)	(69)	(39)	(121)
Hardware revenues(1)	—	—	—	(1)

Total revenues	$9,771	$9,205	$28,579	$26,835

Total margin for operating segments	$5,968	$5,582	$17,293	$16,202
Cloud and on-premise software revenues(1)	(5)	(69)	(39)	(121)
Hardware revenues(1)	—	—	—	(1)
Research and development	(1,498)	(1,521)	(4,547)	(4,551)
General and administrative	(340)	(241)	(982)	(859)
Amortization of intangible assets	(394)	(397)	(1,205)	(1,010)
Acquisition related and other	(3)	(30)	(32)	(84)
Restructuring	(91)	(161)	(506)	(346)
Stock-based compensation for operating segments	(123)	(126)	(382)	(306)
Expense allocations and other, net	(104)	(78)	(301)	(288)
Interest expense	(533)	(450)	(1,477)	(1,317)
Non-operating income, net	423	189	929	437

Income before provision for income taxes	$3,300	$2,698	$8,751	$7,756

(1)

Cloud and on-premise software revenues and hardware revenues for management reporting included revenues related to cloud, on-premise software and hardware obligations that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. See Note 8 for an explanation of these adjustments and this table for a reconciliation of our total operating segment revenues to our total consolidated revenues as reported in our consolidated statements of operations.

13.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock-based awards, stock options, and shares issuable under the employee stock purchase plan as applicable pursuant to the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions, except per share data)	2018	2017	2018	2017
Net income (loss)	$(4,024)	$2,239	$418	$6,103

Weighted average common shares outstanding	4,122	4,107	4,146	4,110
Dilutive effect of employee stock plans	—	97	122	97

Dilutive weighted average common shares outstanding	4,122	4,204	4,268	4,207

Basic earnings (loss) per share	$(0.98)	$0.55	$0.10	$1.49
Diluted earnings (loss) per share	$(0.98)	$0.53	$0.10	$1.45
Shares subject to anti-dilutive restricted stock-based awards and stock options excluded from calculation(1)	190	76	60	75

(1)

These weighted shares relate to anti-dilutive restricted service based stock-based awards and stock options (as calculated using the treasury stock method) and contingently issuable shares under PSO and PSU arrangements. Such shares could be dilutive in the future.

ORACLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 28, 2018

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

February 28, 2018

(Unaudited)

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

On August 9, 2017, the court consolidated the two derivative cases, and vacated the scheduling order relating to defendants’ motion to dismiss the first case. In a September 7, 2017 order, the court appointed plaintiff’s counsel in the second case as lead plaintiffs’ counsel and designated the July 18, 2017 complaint as the operative complaint. The defendants filed a motion to dismiss on October 27, 2017, and the plaintiffs filed an opposition on December 15, 2017. The defendants filed their reply on January 9, 2018, and the court heard oral argument on January 25, 2018. On March 19, 2018, the court denied this motion. The court ordered supplemental briefing on the issue whether all of the defendants, except for our Chief Technology Officer and one of our Chief Executive Officers, should be dismissed from this case.

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

Business Overview

Oracle Corporation provides products and services that address all aspects of corporate information technology (IT) environments—applications, platform and infrastructure. Our applications, platform and infrastructure offerings are delivered to customers worldwide through a variety of flexible and interoperable IT deployment models including cloud based, on-premise or hybrid, which enable customer choice and flexibility. We market and sell our offerings globally to businesses of many sizes, government agencies, educational institutions and resellers with a sales force positioned to offer the combinations that best meet customer needs.

Our Oracle Cloud offerings provide a comprehensive and fully integrated stack of applications, platform, compute, storage and networking services in all three primary layers of the cloud: Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). We also offer Oracle Applications, Oracle Database and Oracle Fusion Middleware software, among others; hardware products including Oracle Engineered Systems, servers, storage and industry-specific products, among others; and related support and services.

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

In addition to providing a broad spectrum of cloud offerings, we develop and sell our applications, platform and infrastructure products and services to our customers worldwide for use in cloud-based IT environments and other IT environments. An important element of our corporate strategy is to continue our investments in, and innovation with respect to, our products and services that we offer through our cloud and on-premise software, hardware and services businesses. We have a deep understanding as to how applications, platform and infrastructure technologies interact and function with one another within IT environments. We focus our development efforts on improving the performance, security, operation and integration of these differing technologies to make them more cost-effective and easier to deploy, manage and maintain for our customers and to improve their computing performance relative to our competitors. After the initial purchase of Oracle products and services, our customers can continue to benefit from our research and development efforts and deep IT expertise by electing to purchase and renew Oracle support offerings for their software and hardware deployments, which may include unspecified product enhancements that we periodically deliver to our products, and by renewing their cloud SaaS, PaaS and IaaS contracts with us.

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

Cloud and On-Premise Software Business

Our cloud and on-premise software line of business, which represented 81% of our total revenues on a trailing 4-quarter basis, markets, sells and delivers a broad spectrum of applications, platform and infrastructure technologies through our cloud and on-premise software offerings.

Our Oracle Cloud SaaS, PaaS and IaaS offerings deliver applications, platform and infrastructure technologies via cloud-based deployment models that we host, manage and support and that customers access by entering into a subscription agreement with us for a stated period. Our IaaS offerings also include Oracle Managed Cloud Services, which are designed to provide comprehensive software and hardware management, maintenance and security services for on-premise, cloud-based, or hybrid IT infrastructure for a stated period. The majority of our SaaS, PaaS and IaaS arrangements have a duration of 12 to 36 months and we strive to renew these contracts when they are eligible for renewal.

We offer customers the ability to license our software products including Oracle Applications, Oracle Database, Oracle Fusion Middleware and Java, among others, for cloud-based and other IT environments. Our new software license transactions are generally perpetual in nature and are generally recognized when unrestricted access to the software license is granted provided all other revenue recognition criteria are met. The timing of a few large software license transactions can substantially affect our quarterly new software licenses revenues, which is different than the typical revenue recognition pattern for our cloud-based offerings in which revenues are generally recognized ratably over the subscription period. New software license customers have the option to purchase software license updates and product support contracts, which grant rights to unspecified product upgrades and maintenance releases and patches released during the term of the support period, as well as technical support assistance. Our software license updates and product support contracts are generally one year in duration and are generally billed in advance of the service being performed and are generally recognized as revenues as the software support services are delivered.

Our cloud SaaS, cloud PaaS and IaaS revenues and new software licenses revenues are affected by the strength of general economic and business conditions, governmental budgetary constraints, the strategy for and competitive position of our offerings, our acquisitions, our ability to deliver and renew our cloud contracts with our existing customers and foreign currency rate fluctuations. In recent periods, we have placed significant strategic emphasis on growing our cloud SaaS and cloud PaaS and IaaS revenues, which represented 16% of our total consolidated revenues during each of the third quarter and first nine months of fiscal 2018, and 13% and 12% of our total consolidated revenues during the third quarter and first nine months of fiscal 2017, respectively. This emphasis has affected the growth of our new software licenses revenues and, to a lesser extent, has also affected the growth of our software license updates and product support revenues. We expect these trends will continue with the mix of this business’ revenues continuing to shift toward cloud-based services.

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

•

continued demand for our software products and related software support, including the high percentage of customers that purchase and renew their software license updates and product support contracts; and

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

Hardware Business

Our hardware business, which represented 10% of our total revenues on a trailing 4-quarter basis, provides a broad selection of hardware products and hardware-related software products including Oracle Engineered Systems, servers, storage, industry-specific hardware, virtualization software, operating systems, and management software that are generally recognized as revenues upon delivery to the customer provided all other revenue recognition criteria are met, and also include related hardware support. We expect to make investments in research and development to improve existing hardware products and services and to develop new hardware products and services. The majority of our hardware products are sold through indirect channels, including independent distributors and value-added resellers. Our hardware support offerings provide customers with software updates for software components that are essential to the functionality of our hardware products, such as Oracle Solaris and certain other software products, and can include product repairs, maintenance services and technical support services. Hardware support contracts are generally priced as a percentage of the net hardware products fees and are generally recognized as revenues as the hardware support services are delivered.

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

During the first nine months of fiscal 2018, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 provides a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Impacts of the U.S. 2017 Tax Cuts and Jobs Act

The comparability of our operating results in the third quarter and first nine months of fiscal 2018 compared to the corresponding prior year periods was impacted by the U.S. 2017 Tax Cuts and Jobs Act (the Act), which was signed into law on December 22, 2017. Effective January 1, 2018, the Act reduces the U.S. federal corporate tax rate from 35% to 21%; creates a quasi-territorial tax system that a) generally allows, among other provisions, companies to repatriate certain foreign source earnings without incurring additional U.S. income tax for such earnings generated after December 31, 2017 and b) generally requires companies to pay a one-time transition tax on certain foreign subsidiary earnings generated prior to December 31, 2017 that, in substantial part, were previously tax deferred; creates new taxes on certain foreign sourced earnings; limits deductibility of certain future compensation arrangements to certain highly compensated employees; and provides tax incentives for the exportation of U.S. products to foreign jurisdictions and for the purchase of qualifying capital equipment; among other provisions.

Because we have a May 31 fiscal year end, our fiscal 2018 blended U.S. federal statutory tax rate will be approximately 29%.

During the third quarter and first nine months of fiscal 2018, our provision for income taxes increased and affected our net income (loss), primarily as a result of the following items related to the enactment of the Act:

•

a $7.6 billion expense related to the application of the one-time transition tax to certain foreign subsidiary earnings that were generated prior to December 31, 2017, which expense was substantially recorded to non-current income taxes payable in our consolidated balance sheet and which corresponds to the amount we currently expect to periodically settle over an eight year period as provided by the Act;

partially offset by:

•	a $744 million benefit related to the remeasurement of our net deferred tax liabilities based on the rates at which they are expected to reverse in the future; and

•	the net favorable impacts of the Act on our tax profile and effective tax rate beginning on January 1, 2018, which we generally expect will continue into future periods.

We expect the enactment of the Act to generally provide greater flexibility for us to access and utilize our cash, cash equivalent and marketable securities balances held by certain of our foreign subsidiaries as of January 1, 2018, as well as for prospective assets generated by these foreign subsidiaries’ future earnings and profits. We believe we have sufficient cash, cash equivalent and marketable securities balances, as well as access to other capital resources, if required, to settle the $7.6 billion one-time transition tax described above.

The net expense related to the enactment of the Act has been accounted for during the third quarter and first nine months of fiscal 2018 based on provisional estimates pursuant to the SEC Staff Accounting Bulletin No. 118. Subsequent adjustments, if any, will be accounted for in the period such adjustments are identified. The provisional estimates incorporate, among other factors, assumptions made based on interpretations of the Act and existing tax laws, and a range of historical and forecasted financial and tax-specific facts and information, including, without limitation, the amount of cash and other specified assets anticipated to be held by the Company’s foreign subsidiaries on relevant dates and estimates of deferred tax balances during interim periods pending finalization of those balances.

Impacts of Acquisitions

The comparability of our operating results in the third quarter and first nine months of fiscal 2018 compared to the same periods of fiscal 2017 was impacted by our recent acquisitions, including our acquisition of NetSuite Inc. during the second quarter of fiscal 2017. In our discussion of changes in our results of operations from the third quarter and first nine months of fiscal 2018 compared to the same periods of fiscal 2017, we may qualitatively disclose the impact of our acquired products and services (for the one-year period subsequent to the acquisition date) to the growth in certain of our businesses’ revenues where such qualitative discussions would be meaningful for an understanding of the factors that influenced the changes in our results of operations. When material, we may also provide quantitative disclosures related to such acquired products and services. Expense contributions from our recent acquisitions for each of the respective period comparisons may not be separately identifiable due to the integration of these businesses into our existing operations, and/or were insignificant to our results of operations during the periods presented.

We caution readers that, while pre- and post-acquisition comparisons, as well as any quantified amounts themselves, may provide indications of general trends, any acquisition information that we provide has inherent limitations for the following reasons:

•

any qualitative and quantitative disclosures cannot specifically address or quantify the substantial effects attributable to changes in business strategies, including our sales force integration efforts. We believe that if our acquired companies had operated independently and sales forces had not been integrated, the relative mix of products and services sold would have been different; and

•

although substantially all of our software license customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal, and we strive to renew cloud SaaS, PaaS and IaaS contracts and hardware support contracts, the amounts shown as cloud and on-premise software deferred revenues and hardware deferred revenues in our “Supplemental Disclosure Related to Certain Charges” (presented below) are not necessarily indicative of revenue improvements we will achieve upon contract renewals to the extent customers do not renew.

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

Consistent with our internal management reporting processes, the below operating segment presentation includes revenues adjustments related to cloud and on-premise software contracts and hardware support contracts that would have otherwise been recorded by the acquired businesses as independent entities but were not recognized in our consolidated statements of operations for the periods presented due to business combination accounting requirements. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of these items and Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of our total operating segment revenues as presented in the discussion below to total revenues as presented per our condensed consolidated statements of operations for all periods presented.

In addition, research and development expenses, general and administrative expenses, stock-based compensation expenses, amortization of intangible assets, certain other expense allocations, acquisition related and other expenses, restructuring expenses, interest expense, non-operating income, net and provision for income taxes are not attributed to our three operating segments because our management does not view the performance of our three businesses including such items and/or it is impractical to do so. Refer to “Supplemental Disclosure Related to Certain Charges” below for additional discussion of certain of these items and Note 12 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a reconciliation of the summations of total segment margin as presented in the discussion below to total income before provision of income taxes as presented per our condensed consolidated statements of operations for all periods presented.

Constant Currency Presentation

Our international operations have provided and are expected to continue to provide a significant portion of each of our businesses’ revenues and expenses. As a result, each businesses’ revenues and expenses and our total revenues and expenses will continue to be affected by changes in the U.S. Dollar against major international currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effects of foreign currency rate fluctuations, we compare the percent change in the results from one period to another period in this Quarterly Report using constant currency disclosure. To present this information, current and comparative prior period results for entities reporting in currencies other than U.S. Dollars are converted into U.S. Dollars at constant exchange rates (i.e., the rates in effect on May 31, 2017, which was the last day of our prior fiscal year) rather than the actual exchange rates in effect during the respective periods. For example, if an entity reporting in Euros had revenues of 1.0 million Euros from products sold on February 28, 2018 and 2017, our financial statements would reflect reported revenues of $1.23 million in the first nine months of fiscal 2018 (using 1.23 as the month-end average exchange rate for the period) and $1.06 million in the first nine months of fiscal 2017 (using 1.06 as the month-end average exchange rate for the period). The constant currency presentation, however, would translate the results for the three and nine months ended February 28, 2018 and 2017 using the May 31, 2017 exchange rate and indicate, in this example, no change in revenues during the period. In each of the tables below, we present the percent change based on actual, unrounded results in reported currency and in constant currency.

Total Revenues and Operating Expenses

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Total Revenues by Geography:
Americas	$5,339	2%	2%	$5,219	$15,817	6%	5%	$14,971
EMEA(1)	2,887	13%	2%	2,558	8,228	9%	3%	7,529
Asia Pacific(2)	1,545	8%	3%	1,428	4,534	5%	3%	4,335

Total revenues	9,771	6%	2%	9,205	28,579	6%	4%	26,835
Total Operating Expenses	6,361	2%	-1%	6,246	19,280	6%	4%	18,199

Total Operating Margin	$3,410	15%	9%	$2,959	$9,299	8%	4%	$8,636

Total Operating Margin %	35%			32%	32%			32%
% Revenues by Geography:
Americas	55%			57%	55%			56%
EMEA	29%			27%	29%			28%
Asia Pacific	16%			16%	16%			16%
Total Revenues by Business:
Cloud and on-premise software	$7,981	8%	4%	$7,365	$23,190	9%	6%	$21,334
Hardware	994	-3%	-7%	1,028	2,878	-5%	-7%	3,037
Services	796	-2%	-6%	812	2,511	2%	0%	2,464

Total revenues	$9,771	6%	2%	$9,205	$28,579	6%	4%	$26,835

% Revenues by Business:
Cloud and on-premise software	82%			80%	81%			80%
Hardware	10%			11%	10%			11%
Services	8%			9%	9%			9%

(1)	Comprised of Europe, the Middle East and Africa

(2)	The Asia Pacific region includes Japan

Fiscal Third Quarter 2018 Compared to Fiscal Third Quarter 2017:    Excluding the effects of favorable foreign currency rate variations of 4 percentage points, our total revenues increased in the third quarter of fiscal 2018 primarily due to growth in our cloud and on-premise software revenues, partially offset by decreases in our hardware and services revenues. The constant currency increases in our cloud and on-premise software revenues during the third quarter of fiscal 2018 was attributable to growth in our cloud SaaS and cloud PaaS and IaaS revenues, growth in our software license updates and product support revenues, and revenue contributions from our recent acquisitions. The constant currency decrease in our hardware revenues during the third quarter of fiscal 2018 was due to reductions in our hardware products revenues and hardware support revenues as we continued to place emphasis on the development, marketing and sale of our cloud-based infrastructure technologies. The constant currency decrease in our services revenues during the third quarter of fiscal 2018 was attributable to declines in services revenues across all of our major services categories. In constant currency, the Americas, EMEA and Asia Pacific regions contributed 52%, 28% and 20%, respectively, to the growth in our third quarter of fiscal 2018 total revenues.

Excluding the effects of unfavorable foreign currency rate variations of 3 percentage points, our total operating expenses decreased during the third quarter of fiscal 2018 primarily due to lower hardware products costs and a related decrease in sales and marketing costs, both of which aligned to lower hardware revenues; lower software license updates and product support expenses related primarily to a reduction in certain jurisdictional specific statutory obligation expenses; lower research and development expenses primarily related to lower employee expenses; and a decrease in restructuring expenses. These constant currency expense decreases were partially offset by higher expenses during the third quarter of fiscal 2018 related to higher cloud SaaS expenses and cloud PaaS and IaaS expenses resulting primarily from increased headcount and infrastructure expenses to support the increases in our cloud SaaS revenues and cloud PaaS and IaaS revenues; and higher general and administrative expenses that were primarily related to higher professional fees that were legal related.

In constant currency, our total operating margin and operating margin as a percentage of total revenues increased during the third quarter of fiscal 2018 as our total revenues grew while our total expenses declined.

First Nine Months Fiscal 2018 Compared to First Nine Months Fiscal 2017:    Excluding the effects of foreign currency rate variations, our total revenues increased in the first nine months of fiscal 2018 due to similar reasons as those noted above for the increase in our total revenues for the third quarter of fiscal 2018.

Excluding the effects of foreign currency rate variations, our total operating expenses increased during the first nine months of fiscal 2018 primarily due to higher cloud SaaS and cloud PaaS and IaaS expenses due to similar reasons as noted above; higher sales and marketing expenses; increased stock–based compensation expenses; increased restructuring expenses; and higher intangible asset amortization due to additional amortization from intangible assets that we acquired in connection with our acquisition of NetSuite and other recently acquired companies. These constant currency expense increases were partially offset by constant currency expense decreases during the first nine months of fiscal 2018 related to lower constant currency hardware expenses and lower constant currency software license updates and product support expenses, primarily due to similar reasons as noted above.

In constant currency, our total operating margin increased during the first nine months of fiscal 2018 due to the increase in our total revenues and operating margin as a percentage of total revenues remained flat.

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

Our operating results reported pursuant to GAAP included the following business combination accounting adjustments, expenses related to acquisitions, and certain other expense, and income items that affected our GAAP net income (loss):

	Three Months Ended February 28,		Nine Months Ended February 28,
(in millions)	2018	2017	2018	2017
Cloud and on-premise software deferred revenues(1)	$5	$69	$39	$121
Hardware deferred revenues(1)	—	—	—	1
Acquired deferred sales commissions amortization(2)	(3)	(21)	(20)	(29)
Amortization of intangible assets(3)	394	397	1,205	1,010
Acquisition related and other(4)(6)	3	30	32	84
Restructuring(5)	91	161	506	346
Stock-based compensation, operating segments(6)	123	126	382	306
Stock-based compensation, R&D and G&A(6)	266	223	828	678
Income tax effects(7)	(220)	(336)	(1,105)	(823)
Income tax reform(8)	6,871	—	6,871	—

	$7,530	$649	$8,738	$1,694

(1)

In connection with our acquisitions, we have estimated the fair values of the cloud SaaS and cloud PaaS and IaaS subscription and hardware obligations assumed. Due to our application of business combination accounting rules, we did not recognize the cloud SaaS and cloud PaaS and IaaS, and hardware revenue amounts as presented in the above table that would have otherwise been recorded by the acquired businesses as independent entities upon delivery of the contractual obligations. To the extent customers for which these contractual obligations pertain renew these contracts with us, we expect to recognize revenues for the full contracts’ values over the respective contracts’ renewal periods.

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

(3)

Represents the amortization of intangible assets, substantially all of which were acquired in connection with our acquisitions. As of February 28, 2018, estimated future amortization related to intangible assets was as follows (in millions):

Remainder of fiscal 2018	$387
Fiscal 2019	1,411
Fiscal 2020	1,210
Fiscal 2021	1,023
Fiscal 2022	918
Fiscal 2023	567
Thereafter	884

Total intangible assets, net	$6,400

(4)

Acquisition related and other expenses primarily consist of personnel related costs and stock-based compensation expenses for transitional and certain other employees, integration related professional services, certain business combination adjustments including certain adjustments after the measurement period has ended and certain other operating items, net.

(5)

Restructuring expenses during the first nine months of fiscal 2018 and fiscal 2017 primarily related to employee severance in connection with our Fiscal 2017 Oracle Restructuring Plan (2017 Restructuring Plan). Additional information regarding certain of our restructuring plans is provided in the discussion below under “Restructuring Expenses”, Note 7 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, and in Note 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

(6)	Stock-based compensation was included in the following operating expense line items of our condensed consolidated statements of operations (in millions):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Cloud SaaS	$11	$6	$31	$17
Cloud PaaS and IaaS	3	1	7	3
Software license updates and product support	7	6	20	18
Hardware	2	3	8	9
Services	13	14	41	31
Sales and marketing	87	96	275	228

Stock-based compensation, operating segments	123	126	382	306

Research and development	221	191	693	574
General and administrative	45	32	135	104
Acquisition related and other	—	22	1	33

Total stock-based compensation	$389	$371	$1,211	$1,017

Stock-based compensation included in acquisition related and other expenses resulted from unvested stock options and restricted stock-based awards assumed from acquisitions whose vesting was accelerated generally upon termination of the employees pursuant to the terms of those stock options and restricted stock-based awards.

(7)

For the third quarter and first nine months of fiscal 2018, the applicable jurisdictional tax rates applied to our income before provision for income taxes after adjusting for the effects of items within the table above, excluding income tax reform (see footnote (8) below), resulted in effective tax rates of 16.1% and 21.9%, respectively, instead of 222.0% and 95.2%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the exclusion of stock-based compensation expense and acquisition related items, including the tax effects of amortization of intangible assets. The income tax effects presented for the third quarter and first nine months of fiscal 2017 were calculated reflecting effective tax rates of 21.6% and 24.1%, respectively, instead of 17.0% and 21.3%, respectively, which represented our effective tax rates as derived per our condensed consolidated statements of operations, primarily due to the net tax effects of acquisition related items, including the tax effects of amortization of intangible assets, and the net tax effects of stock-based compensation.

(8)

The income tax reform adjustments for the fiscal 2018 periods presented in the table above were due to the our enactment of the Act (refer to “Impacts of the U.S. 2017 Tax Cuts and Jobs Act” above for additional discussion), which increased our GAAP provision for income taxes during these fiscal 2018 periods.

Cloud and On-Premise Software Business

Our cloud and on-premise software business engages in the sale, marketing and delivery of our cloud SaaS and cloud PaaS and IaaS offerings and the licensing of our software for cloud-based and other IT environments with the option to purchase software license updates and product support contracts. Our cloud SaaS and cloud PaaS and IaaS offerings are generally subscription based and generally recognized as revenues over the subscription period. New software licenses revenues represent fees earned from granting customers licenses, generally on a perpetual basis, to use our database and middleware and our applications software products within cloud and other IT environments and are generally recognized when unrestricted access to the software license is granted provided all other revenue recognition criteria are met. Software license updates and product support revenues are typically generated through the sale of software support contracts related to new software licenses purchased by our customers at their option and are generally recognized as revenues ratably over the contractual term. We continue to place significant emphasis, both domestically and internationally, on direct sales through our own sales force. We also continue to market our offerings through indirect channels. Costs associated with our cloud and on-premise software business are included in cloud SaaS, PaaS and IaaS expenses, software license updates and product support expenses, and sales and marketing expenses. These costs are largely personnel and infrastructure related including the cost of providing our cloud SaaS, PaaS, and IaaS offerings and software support offerings, salaries and commissions earned by our sales force for the sale of our cloud and software offerings, and marketing program costs.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Cloud and On-Premise Software Revenues:
Americas(1)	$4,487	3%	3%	$4,349	$13,181	7%	7%	$12,277
EMEA(1)	2,312	15%	4%	2,019	6,592	11%	4%	5,931
Asia Pacific(1)	1,187	11%	6%	1,066	3,456	6%	5%	3,247

Total revenues(1)	7,986	7%	3%	7,434	23,229	8%	6%	21,455
Expenses:
Cloud SaaS, PaaS and IaaS(2)	649	32%	29%	491	1,844	37%	35%	1,349
Software license updates and product support(2)	206	-18%	-21%	253	686	-6%	-8%	733
Sales and marketing(2)	1,736	3%	-1%	1,680	5,196	6%	3%	4,909

Total expenses(2)	2,591	7%	3%	2,424	7,726	10%	8%	6,991

Total Margin	$5,395	8%	4%	$5,010	$15,503	7%	5%	$14,464

Total Margin %	68%			67%	67%			67%
% Revenues by Geography:
Americas	56%			59%	57%			57%
EMEA	29%			27%	28%			28%
Asia Pacific	15%			14%	15%			15%
Revenues by Offerings:
Cloud software as a service(1)	$1,155	24%	21%	$934	$3,373	42%	41%	$2,367
Cloud platform as a service and infrastructure as a service(1)	416	28%	24%	324	1,218	26%	24%	964
New software licenses	1,388	-2%	-6%	1,414	3,706	-2%	-5%	3,792
Software license updates and product support(1)	5,027	6%	1%	4,762	14,932	4%	2%	14,332

Total cloud and on-premise software revenues(1)	$7,986	7%	3%	$7,434	$23,229	8%	6%	$21,455

% Revenues by Offerings:
Cloud software as a service(1)	15%			13%	15%			11%
Cloud platform as a service and infrastructure as a service(1)	5%			4%	5%			4%
New software licenses	17%			19%	16%			18%
Software license updates and product support(1)	63%			64%	64%			67%

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

Excluding the effects of currency rate fluctuations, total revenues from our cloud and on-premise software business increased in the third quarter and first nine months of fiscal 2018, relative to the corresponding prior year periods, due to growth in our cloud SaaS and cloud PaaS and IaaS revenues, growth in our software license updates and product support revenues and revenue contributions from our recent acquisitions. The increases in our constant currency cloud SaaS and cloud PaaS and IaaS revenues during the fiscal 2018 periods presented were primarily due to the continued strategic emphasis we placed on selling, marketing and growing our cloud offerings and we expect these revenue trends will continue. The increases in constant currency software license updates and product support revenues during the fiscal 2018 periods presented were a result of substantially all customers electing to purchase software support contracts in conjunction with their purchase of new software licenses, and due to the renewal of substantially all of the software support customer base eligible for renewal during the trailing 4-quarter period. The Americas region contributed 48% and 68%, respectively, the EMEA region contributed 28% and 21%, respectively, and the Asia Pacific region contributed 24% and 11%, respectively, of the constant currency revenues growth for this business during the third quarter and first nine months of fiscal 2018, respectively.

In constant currency, total cloud and on-premise software expenses increased in the fiscal 2018 periods presented relative to the corresponding prior year periods primarily due to higher cloud SaaS, PaaS and IaaS expenses resulting primarily from increased headcount and technology infrastructure expenses that were incurred to support the related cloud SaaS and cloud PaaS and IaaS revenues increases; and higher sales and marketing expenses primarily resulting from increased headcount. These constant currency expense increases were partially offset by a decrease in software license updates and product support expenses during the fiscal 2018 periods presented, which were primarily related to a reduction in certain jurisdictional specific statutory obligation expenses.

Excluding the effects of currency rate fluctuations, our cloud and on-premise software segment’s total margin increased during the fiscal 2018 periods presented relative to the corresponding prior year periods primarily due to the increases in revenues during the fiscal 2018 periods presented. In constant currency, total margin as a percentage of revenues increased in the third quarter of fiscal 2018 primarily due to the increase in revenues, and was flat in the first nine months of fiscal 2018.

Hardware Business

Our hardware business revenues are generated from the sales of our Oracle Engineered Systems, computer server, storage, and industry-specific hardware products for IT environments that are generally recognized as revenues upon delivery to the customer provided all other revenue recognition criteria are met. Our hardware business also earns revenues from the sale of hardware support contracts purchased by our customers at their option and are generally recognized as revenues ratably as the hardware support services are delivered over the contractual term. The majority of our hardware products are sold through indirect channels such as independent distributors and value-added resellers and we also market and sell our hardware products through our direct sales force. Operating expenses associated with our hardware business include the cost of hardware products, which consists of expenses for materials and labor used to produce these products by our internal manufacturing operations or by third-party manufacturers, warranty expenses and the impact of periodic changes in inventory valuation, including the impact of inventory determined to be excess and obsolete; the cost of materials used to repair customer products; the cost of labor and infrastructure to provide support services; and sales and marketing expenses, which are largely personnel related and include variable compensation earned by our sales force for the sales of our hardware offerings.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Hardware Revenues:
Americas(1)	$472	-8%	-8%	$511	$1,440	-7%	-7%	$1,548
EMEA(1)	324	8%	-1%	300	868	0%	-6%	869
Asia Pacific(1)	198	-9%	-14%	217	570	-8%	-10%	621

Total revenues(1)	994	-3%	-7%	1,028	2,878	-5%	-7%	3,038
Expenses:
Hardware products and support(2)	388	-10%	-14%	428	1,097	-8%	-10%	1,189
Sales and marketing(2)	153	-20%	-24%	195	479	-20%	-22%	597

Total expenses(2)	541	-13%	-17%	623	1,576	-12%	-14%	1,786

Total Margin	$453	12%	7%	$405	$1,302	4%	2%	$1,252

Total Margin %	46%			39%	45%			41%
% Revenues by Geography:
Americas	47%			50%	50%			51%
EMEA	33%			29%	30%			29%
Asia Pacific	20%			21%	20%			20%

(1)

Includes hardware revenue adjustments related to certain hardware contracts that would have otherwise been recorded as revenues by the acquired businesses as independent entities but were not recognized in our GAAP-based consolidated statements of operations for the periods presented due to business combination accounting requirements. Such revenue adjustments were included in our operating segment results for purposes of reporting to and review by our CODMs. See “Presentation of Operating Segment Results and Other Financial Information” above for additional information.

(2)

Excludes stock-based compensation and certain allocations. Also excludes amortization of intangible assets and certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Excluding the effects of currency rate fluctuations, total hardware revenues decreased in the third quarter and first nine months of fiscal 2018, relative to the corresponding prior year periods, due to our continued emphasis on the development, marketing and sale of our cloud-based infrastructure technologies, which resulted in reduced sales volumes of certain of our hardware product lines and also impacted the volume of customers that purchased hardware support contracts during the fiscal 2018 periods.

Excluding the effects of currency rate fluctuations, total hardware expenses decreased in the fiscal 2018 periods presented, relative to the fiscal 2017 periods presented, due primarily to lower hardware products costs and lower employee related expenses, which aligned to lower hardware revenues.

In constant currency, total margin and total margin as a percentage of revenues for our hardware segment increased during the fiscal 2018 periods presented, relative to the corresponding prior year periods, as expenses decreased at a rate faster than our revenues for this business.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Services Revenues:
Americas	$385	-10%	-10%	$428	$1,226	-3%	-4%	$1,268
EMEA	250	5%	-6%	239	770	6%	-1%	729
Asia Pacific	161	11%	6%	145	515	10%	9%	467

Total revenues	796	-2%	-6%	812	2,511	2%	0%	2,464
Total Expenses(1)	676	5%	0%	645	2,023	2%	0%	1,978

Total Margin	$120	-28%	-30%	$167	$488	0%	-1%	$486

Total Margin %	15%			21%	19%			20%
% Revenues by Geography:
Americas	49%			53%	49%			51%
EMEA	31%			29%	30%			30%
Asia Pacific	20%			18%	21%			19%

(1)

Excludes stock-based compensation and certain allocations. Also excludes certain other GAAP-based expenses, which were not allocated to our operating segment results for purposes of reporting to and review by our CODMs, as further described under “Presentation of Operating Segments and Other Financial Information” above.

Fiscal Third Quarter 2018 Compared to Fiscal Third Quarter 2017:    Excluding the effects of currency rate fluctuations, our total services revenues decreased during the third quarter of fiscal 2018 due to revenue declines in our consulting, advanced customer services and education revenues. Constant currency decreases in our services revenues in the Americas and EMEA regions were partially offset by a constant currency services revenues increase in the Asia Pacific region.

Total services expenses were flat in constant currency in the third quarter of fiscal 2018 relative to the corresponding prior year period. In constant currency, total margin and total margin as a percentage of total services revenues decreased during the third quarter of fiscal 2018, primarily due to the decrease in revenues for this business.

First Nine Months Fiscal 2018 Compared to First Nine Months Fiscal 2017:    Excluding the effects of currency rate fluctuations, our total services revenues were flat in the first nine months of fiscal 2018. Constant currency increases in our services revenues primarily from our recent acquisitions were offset by decreases in other services revenues, primarily in the Americas and EMEA regions.

In constant currency, total services expenses were flat during the first nine months of fiscal 2018, while total margin and total margin as a percentage of revenues declined slightly.

Research and Development Expenses:    Research and development expenses consist primarily of personnel related expenditures. We intend to continue to invest significantly in our research and development efforts because, in our judgment, they are essential to maintaining our competitive position.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Research and development(1)	$1,277	-4%	-6%	$1,330	$3,854	-3%	-4%	$3,977
Stock-based compensation	221	16%	16%	191	693	21%	21%	574

Total expenses	$1,498	-2%	-3%	$1,521	$4,547	0%	-1%	$4,551

% of Total Revenues	15%			17%	16%			17%

(1)	Excluding stock-based compensation

On a constant currency basis, total research and development expenses decreased during the third quarter and first nine months of fiscal 2018, each relative to the corresponding prior year periods, primarily due to lower fiscal 2018 employee related expenses related to lower headcount resulting from the restructuring of certain of our research and development operations during the fiscal 2018 periods presented. These fiscal 2018 cost savings were partially offset by investments in the development of our cloud-based offerings and by higher stock-based compensation during the fiscal 2018 periods relative to the corresponding prior year periods.

General and Administrative Expenses:    General and administrative expenses primarily consist of personnel related expenditures for IT, finance, legal and human resources support functions.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
General and administrative(1)	$295	41%	37%	$209	$847	12%	10%	$755
Stock-based compensation	45	41%	41%	32	135	30%	30%	104

Total expenses	$340	41%	37%	$241	$982	14%	13%	$859

% of Total Revenues	4%			3%	3%			3%

(1)	Excluding stock-based compensation

On a constant currency basis, total general and administrative expenses increased during the fiscal 2018 periods presented relative to the corresponding prior year periods due primarily to higher professional services expenses that were primarily legal related, and higher stock-based compensation.

Amortization of Intangible Assets:    Substantially all of our intangible assets were acquired through our business combinations. We amortize our intangible assets over, and monitor the appropriateness of, the estimated useful lives of these assets. We also periodically review these intangible assets for potential impairment based upon relevant facts and circumstances. Note 5 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report has additional information regarding our intangible assets and related amortization.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Developed technology	$184	1%	1%	$182	$562	22%	22%	$462
SaaS, PaaS and IaaS agreements and related relationships	149	45%	45%	103	450	79%	79%	251
Software support agreements and related relationships	31	0%	0%	31	93	-1%	-1%	94
Other	30	-63%	-63%	81	100	-51%	-51%	203

Total amortization of intangible assets	$394	-1%	-1%	$397	$1,205	19%	19%	$1,010

Fiscal Third Quarter 2018 Compared to Fiscal Third Quarter 2017:    Amortization of intangible assets decreased in the third quarter of fiscal 2018 due to a reduction in expenses associated with certain of our intangible assets that became fully amortized during the trailing four quarter period. These decreases during the third quarter of fiscal 2018 were partially offset by additional amortization from intangible assets that we acquired since the beginning of the third quarter of fiscal 2017.

First Nine Months Fiscal 2018 Compared to First Nine Months Fiscal 2017:    Amortization of intangible assets increased during the first nine months of fiscal 2018 due to additional amortization from intangible assets that we acquired in connection with our recent acquisitions, primarily our acquisition of NetSuite.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Transitional and other employee related costs	$9	-42%	-43%	$15	$32	5%	2%	$31
Stock-based compensation	—	-98%	-98%	22	1	-98%	-98%	33
Professional fees and other, net	(8)	996%	876%	(2)	(1)	-105%	-105%	26
Business combination adjustments, net	2	125%	123%	(5)	—	92%	94%	(6)

Total acquisition related and other expenses	$3	-89%	-90%	$30	$32	-63%	-63%	$84

On a constant currency basis, acquisition related and other expenses decreased in the fiscal 2018 periods presented, relative to the corresponding prior year periods, primarily due to lower stock-based compensation expenses and were also offset by certain benefits we recorded to professional fees and other, net during the fiscal 2018 periods presented.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Restructuring expenses	$91	-43%	-46%	$161	$506	47%	41%	$346

Restructuring expenses in the fiscal 2018 and fiscal 2017 periods presented primarily related to our 2017 Restructuring Plan. Our management approved, committed to and initiated the 2017 Restructuring Plan in order to restructure and further improve efficiencies in our operations. In the first quarter of fiscal 2018, our management supplemented the 2017 Restructuring Plan to reflect additional actions that we expect to take. The total estimated restructuring costs associated with the 2017 Restructuring Plan are up to $1.1 billion and will be recorded to the restructuring expense line item within our condensed consolidated statements of operations as they are incurred. The total estimated remaining restructuring costs associated with the 2017 Restructuring Plan were approximately $112 million as of February 28, 2018 and the majority of the remaining costs are expected to be incurred through the end of fiscal 2018. Our estimated costs are subject to change in future periods.

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

Interest Expense:

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Interest expense	$533	19%	18%	$450	$1,477	12%	12%	$1,317

Interest expense increased in the fiscal 2018 periods presented relative to the corresponding prior year periods, primarily due to higher average borrowings resulting from our issuance of $10.0 billion of senior notes in November 2017 (refer to Recent Financing Activities presented below for additional information), which was partially offset by a reduction in interest expense resulting from the maturity and repayment of $3.5 billion of senior notes during the first nine months of fiscal 2018.

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

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Interest income	$313	59%	58%	$197	$849	47%	47%	$578
Foreign currency losses, net	(35)	76%	50%	(20)	(46)	-55%	-61%	(102)
Noncontrolling interests in income	(37)	85%	85%	(20)	(111)	16%	16%	(95)
Other income, net	182	467%	467%	32	237	320%	320%	56

Total non-operating income, net	$423	123%	126%	$189	$929	113%	114%	$437

On a constant currency basis, our non-operating income, net increased during the fiscal 2018 periods presented, relative to the fiscal 2017 periods presented, primarily due to an increase in other income, net related to higher net realized gains on the sale of certain marketable securities and higher interest income resulting from higher cash, cash equivalent and short-term investment balances and higher interest rates.

Provision for Income Taxes:    Our effective tax rates for each of the periods presented were the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In the third quarter of fiscal 2018, the Act was signed into law. The more significant provisions of the Act as applicable to us are described above under “Impacts of the U.S. 2017 Tax Cuts and Jobs Act”. Our provision for income taxes for the fiscal 2018 periods presented varied from the 21% U.S. statutory rate imposed by the Act due primarily to the January 1, 2018 effective date of the Act, the impacts of the Act upon adoption, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation, and the U.S. domestic production activity deduction. Prior to the January 1, 2018 effective date of the Act, our provision for income taxes historically differed from the tax computed at the previous U.S. federal statutory income tax rate due primarily to certain earnings considered as indefinitely reinvested in foreign operations, state taxes, the U.S. research and development tax credit, settlements with tax authorities, the tax effects of stock-based compensation and the U.S. domestic production activity deduction. Future effective tax rates could be adversely affected by an unfavorable shift of earnings weighted to jurisdictions with higher tax rates, by unfavorable changes in tax laws and regulations, by adverse rulings in tax related litigation, or by shortfalls in stock-based compensation realized by employees relative to stock-based compensation that was recorded for book purposes, among others.

	Three Months Ended February 28,				Nine Months Ended February 28,
		Percent Change				Percent Change
(Dollars in millions)	2018	Actual	Constant	2017	2018	Actual	Constant	2017
Provision for income taxes	$7,324	1,495%	1,490%	$459	$8,333	404%	403%	$1,653

Effective tax rate	222.0%			17.0%	95.2%			21.3%

Provision for income taxes increased in the third quarter and first nine months of fiscal 2018, relative to the corresponding prior year periods, primarily due to the net unfavorable impacts due to our initial accounting for the enactment of the Act on January 1, 2018 (refer to “Impacts of the U.S. 2017 Tax Cuts and Jobs Act” above for additional information) and, to a lesser extent, by the tax effect of higher income before provision for income taxes (determined after taking into account the net favorable impact of the Act on our tax profile) during the fiscal 2018 periods presented; and changes in unrecognized tax benefits due to settlements with tax authorities and other events during fiscal 2017 not present in fiscal 2018. These unfavorable impacts to our provision for income taxes were partially offset by higher fiscal 2018 realized excess tax benefits related to stock-based compensation expense.

Liquidity and Capital Resources

(Dollars in millions)	February 28, 2018	Change	May 31, 2017
Working capital	$59,764	19%	$50,337
Cash, cash equivalents and marketable securities	$70,455	7%	$66,078

Working capital:    The increase in working capital as of February 28, 2018 in comparison to May 31, 2017 was primarily due to the issuance of $10.0 billion of long-term senior notes in November 2017 (refer to Recent Financing Activities Below for additional information), the favorable impacts to our net current assets resulting from our operations during the first nine months of fiscal 2018 and proceeds from stock option exercises. These favorable working capital movements were partially offset by cash used for repurchases of our common stock, cash used to pay dividends to our stockholders and cash used for capital expenditures during the first nine months of fiscal 2018. Our working capital may be impacted by some or all of the aforementioned factors in future periods, the amounts and timing of which are variable.

Cash, cash equivalents and marketable securities:    Cash and cash equivalents primarily consist of deposits held at major banks, Tier-1 commercial paper and other securities with original maturities of 90 days or less. Marketable securities consist of Tier-1 commercial paper debt securities, corporate debt securities and certain other securities. The increase in cash, cash equivalents and marketable securities at February 28, 2018 in comparison to May 31, 2017 was primarily due to the issuance of $10.0 billion of senior notes (refer to Recent Financing Activities Below for additional information), cash inflows generated by our operations and cash inflows from stock option exercises during the first nine months of fiscal 2018. These cash inflows were partially offset by certain cash outflows, primarily the repayment of $7.3 billion of borrowings, repurchases of our common stock, payments of cash dividends to our stockholders and cash used for capital expenditures.

As a result of the enactment of the Act on January 1, 2018, we expect greater flexibility in accessing and utilizing our cash, cash equivalent and marketable securities balances held by certain of our foreign subsidiaries, as well as prospective assets generated by these foreign subsidiaries’ future earnings and profits. We believe we have sufficient cash, cash equivalent and marketable securities balances and access to additional capital resources, if required, to settle the $7.6 billion one-time transition tax described under “Impacts of the U.S. 2017 Tax Cuts and Jobs Act” above.

The amount of cash, cash equivalents and marketable securities that we report in U.S. Dollars for a significant portion of the cash, cash equivalents and marketable securities balances held by our foreign subsidiaries is subject to translation adjustments caused by changes in foreign currency exchange rates as of the end of each respective reporting period (the offset to which is substantially recorded to accumulated other comprehensive loss in our condensed consolidated balance sheets and is also presented as a line item in our condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report). As the U.S. Dollar generally weakened against certain major international currencies during the first nine months of fiscal 2018, the amount of cash, cash equivalents and marketable securities that we reported in U.S. Dollars for these subsidiaries increased on a net basis as of February 28, 2018 relative to what we would have reported using constant currency rates from the May 31, 2017 balance sheet date.

Days sales outstanding, which we calculate by dividing period end accounts receivable by average daily sales for the quarter, was 36 days at February 28, 2018 compared with 44 days at May 31, 2017. The days sales outstanding calculation excludes the impact of any revenue adjustments resulting from business combinations that reduced our acquired cloud, on-premise software and hardware obligations to fair value.

	Nine Months Ended February 28,
(Dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$10,726	11%	$9,660
Net cash used for investing activities	$(8,785)	-44%	$(15,648)
Net cash (used for) provided by financing activities	$(4,523)	178%	$5,799

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

Net cash provided by operating activities increased during the first nine months of fiscal 2018 primarily due to higher net income after adjusting for the one-time income tax accounting effects of our adoption of the Act (refer to “Impacts of the U.S. 2017 Tax Cuts and Jobs Act” for additional discussion).

Cash flows from investing activities:    The changes in cash flows from investing activities primarily relate to our acquisitions, the timing of our purchases, maturities and sales of our investments in marketable securities and investments in capital and other assets, including certain intangible assets, to support our growth.

Net cash used for investing activities decreased in the first nine months of fiscal 2018 relative to the first nine months of fiscal 2017 due primarily to a decrease in cash used for acquisitions, net of cash acquired, partially offset by an increase in cash used to purchase marketable securities and other investments, net of proceeds received from sales and maturities.

Cash flows from financing activities:    The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments as well as stock repurchases, dividend payments and net proceeds related to employee stock programs.

Net cash used for financing activities in the first nine months of fiscal 2018 was $4.5 billion in comparison to net cash provided by financing activities of $5.8 billion in the first nine months of fiscal 2017. The decrease in financing activities cash flows during the first nine months of fiscal 2018 relative to the first nine months of fiscal 2017 was primarily due to debt related cash flows for which we had $2.6 billion of cash inflows from borrowings, net of repayments, in the first nine months of fiscal 2018 in comparison to $9.8 billion of cash inflows form borrowings, net of repayments, in the first nine months of fiscal 2017 and an increase in repurchases of common stock during the first nine months of fiscal 2018.

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

	Trailing 4-Quarters Ended February 28,
(Dollars in millions)	2018	Change	2017
Net cash provided by operating activities	$15,192	13%	$13,453
Capital expenditures	(1,883)	12%	(1,676)

Free cash flow	$13,309	13%	$11,777

Net income	$3,650		$8,917

Free cash flow as percent of net income	365%		132%

Long-Term Customer Financing:    We offer certain of our customers the option to acquire our software products, hardware products and services offerings through separate long-term payment contracts. We generally sell these contracts that we have financed for our customers on a non-recourse basis to financial institutions within 90 days of the contracts’ dates of execution. We generally record the transfers of amounts due from customers to financial institutions as sales of financing receivables because we are considered to have surrendered control of these financing receivables. We financed $673 million and $509 million, respectively, or approximately 18% and 13%, respectively, of our new software licenses revenues in the first nine months of fiscal 2018 and fiscal 2017.

Recent Financing Activities:

Common Stock Repurchase Program: Our Board of Directors has approved a program for us to repurchase shares of our common stock. During the first nine months of fiscal 2018, our Board of Directors approved expansions of our stock repurchase program totaling $24.0 billion. As of February 28, 2018, approximately $22.8 billion remained available for stock repurchases pursuant to our stock repurchase program. Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, our cash requirements for acquisitions and dividend payments, our debt repayment obligations or repurchases of our debt, our stock price, and economic and market conditions. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. Our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Senior Notes: In November 2017, we issued $10.0 billion of senior notes comprised of the following:

•	$1.25 billion of 2.625% senior notes due February 2023;

•	$2.00 billion of 2.95% senior notes due November 2024;

•	$2.75 billion of 3.25% senior notes due November 2027;

•	$1.75 billion of 3.80% senior notes due November 2037; and

•	$2.25 billion of 4.00% senior notes due November 2047.

We issued the senior notes for general corporate purposes, which may include stock repurchases, payment of cash dividends on our common stock, repayment of indebtedness and future acquisitions. Additionally, during the first nine months of fiscal 2018, we repaid $3.5 billion of senior notes pursuant to their terms. Additional details regarding the senior notes are included in Note 6 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and Note 8 of Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. There have been no other significant changes in our notes payable or other borrowing arrangements that were disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.

Contractual Obligations:    During the first nine months of fiscal 2018, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2017.

We believe that our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements, including the $7.6 billion one-time transition tax described under “Impacts of the U.S. 2017 Tax Cuts and Jobs Act” above. In addition, we believe that we could fund our future acquisitions, dividend payments and repurchases of common stock or debt with our internally available cash, cash equivalents and marketable securities, cash generated from operations, additional borrowings or from the issuance of additional securities.

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

We recognize that restricted stock-based awards and stock options dilute existing stockholders and have sought to control the number of stock-based awards granted while providing competitive compensation packages. Consistent with these dual goals, our cumulative potential dilution since June 1, 2014 has been a weighted-average annualized rate of 1.2% per year. The potential dilution percentage is calculated as the average annualized new restricted stock-based awards or stock options granted and assumed, net of restricted stock-based awards and stock options forfeited by employees leaving the company, divided by the weighted-average outstanding shares during the calculation period. This maximum potential dilution will only result if all restricted stock-based awards vest and all stock options are exercised. Of the outstanding stock options at February 28, 2018, which generally have a ten-year exercise period, 16.6% have exercise prices higher than the market price of our common stock on such date. In recent years, our stock repurchase program has more than offset the dilutive effect of our stock-based compensation program. However, we may modify the levels of our stock repurchases in the future depending on a number of factors, including the amount of cash we have available for acquisitions, to pay dividends, to repay or repurchase indebtedness or for other purposes. At February 28, 2018, the maximum potential dilution from all outstanding restricted stock-based awards and unexercised stock options, regardless of when granted and regardless of whether vested or unvested and including stock options where the strike price is higher than the market price as of such date, was 9.8%.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our consolidated financial statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no significant changes to our quantitative and qualitative disclosures about market risk during the first nine months of fiscal 2018. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended May 31, 2017 for a more complete discussion of the market risks we encounter.

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

Our Board of Directors has approved a program for us to repurchase shares of our common stock. On December 14, 2017 and February 2, 2018, we announced that our Board of Directors approved expansions of our stock repurchase program totaling $24.0 billion. As of February 28, 2018, approximately $22.8 billion remained available for stock repurchases pursuant to our stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended February 28, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2017—December 31, 2017	16.5	$48.43	16.5	$14,047.2
January 1, 2018—January 31, 2018	44.0	$50.00	44.0	$11,848.4
February 1, 2018—February 28, 2018	20.1	$49.68	20.1	$22,848.4

Total	80.6	$49.60	80.6

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed By

31.01‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02‡	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.01†	Section 1350 Certification of Principal Executive Officers and Principal Financial Officer

101‡

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of February 28, 2018 and May 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended February 28, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2018 and 2017 and (v) Notes to Condensed Consolidated Financial Statements

‡	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Oracle Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACLE CORPORATION

Date: March 21, 2018	By:	/s/ SAFRA A. CATZ
Safra A. Catz
Chief Executive Officer and Director (Principal Executive and Financial Officer)

Date: March 21, 2018	By:	/s/ WILLIAM COREY WEST
William Corey West
Executive Vice President, Corporate Controller and Chief Accounting Officer